Form 10-K
period 2009-12-31
SUNTRUST BANKS INC
filed 2010-02-23
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2009 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(404) 588-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Depository Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
7.875% Trust Preferred Securities of SunTrust Capital IX	New York Stock Exchange
6.100% Trust Preferred Securities of SunTrust Capital VIII	New York Stock Exchange
5.853% Fixed-to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I	New York Stock Exchange
Guarantee of 7.70% Trust Preferred Securities of National Commerce Capital Trust II	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2009 was approximately $6.5 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At February 8, 2010, 499,350,064 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2010 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 30, 2010 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

GLOSSARY OF DEFINED TERMS

ABCP — Asset-backed commercial paper.

ABS — Asset-backed securities.

ALCO — Asset/Liability Management Committee.

ALLL — Allowance for loan and lease losses.

ANPR — Advance Notice of Proposed Rulemaking.

AOCI — Accumulated other comprehensive income.

ARMs — Adjustable rate mortgages.

ARRA — The American Reinvestment and Recovery Act of 2009.

ARS — Auction rate securities.

ASR — Accelerated share repurchase.

ASC — FASB Accounting Standard Codification.

ASU — Accounting standards update.

ATE — Additional termination event.

Bank — SunTrust Bank.

Board — The Company’s Board of Directors.

CDO — Collateralized debt obligation.

CD — Certificate of deposit.

CDS — Credit default swaps.

CIB — Corporate and Investment Banking.

Class B shares —Visa Inc. Class B common stock.

CLO — Collateralized loan obligation.

Coke — The Coca-Cola Company.

Company — SunTrust Banks, Inc.

CP — Commercial paper.

CPP — Capital Purchase Program.

CRA — Community Reinvestment Act of 1977.

CRC — Corporate Risk Committee.

CRO — Chief Risk Officer.

CSA — Credit support annex.

DDA — Demand deposit account.

DGP — Debt Guarantee Program.

DIF — Deposit Insurance Fund.

EESA — The Emergency Economic Stabilization Act of 2008.

EPS — Earnings per share.

i

Exchange Act — Securities Exchange Act of 1934.

FASB — Financial Accounting Standards Board.

FDA — Federal Deposit Insurance Act.

FDIC — The Federal Deposit Insurance Corporation.

FDICIA — The Federal Deposit Insurance Corporation Improvement Act of 1991.

Federal Reserve — The Board of Governors of the Federal Reserve System.

FFIEC — The Federal Financial Institutions Examination Council.

FHA — Federal Housing Administration.

FHLB — Federal Home Loan Bank.

FICO — Fair Isaac Corporation.

FINRA — Financial Industry Regulatory Authority.

Fitch — Fitch Ratings Ltd.

FTE — Fully taxable-equivalent.

First Mercantile — First Mercantile Trust Company.

FNMA — Federal National Mortgage Association.

FVO — Fair Value Option.

GB&T — GB&T Bancshares, Inc.

GenSpring — GenSpring Family Offices LLC.

GLB Act — Gramm-Leach-Bliley Act.

GNMA — Government National Mortgage Association.

IIS — Institutional Investment Solutions.

IPO — Initial public offering.

IRLCs — Interest rate lock commitments.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Associations Master Agreement.

Lehman Brothers — Lehman Brothers Holdings, Inc.

LHFS — Loans held for sale.

LHFI-FV — Loans held for investment carried at fair value.

LIBOR — London InterBank Offered Rate.

Lighthouse Investment Partners — Lighthouse Investment Partners, LLC.

LOCOM — Lower of Cost or Market.

LTI — Long-term incentive.

LTV — Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MIP — Management Incentive Plan.

MMMF — Money market mutual funds.

Moody’s — Moody’s Investors Service.

MSRs — Mortgage servicing rights.

MVE — Market value of equity.

NAICS — North American Industry Classification System.

NCF — National Commerce Financial Corporation.

NOL — Net operating loss.

NSF — Non-sufficient funds.

NYSE — New York Stock Exchange.

OCI — Other comprehensive income.

OREO — Other real estate owned.

OTTI — Other-than-temporary impairment.

Parent Company — Parent Company of SunTrust Banks, Inc.

Patriot Act — The USA Patriot Act of 2001.

PRAC — Corporate Product Risk Assessment Committee.

Prime Performance — Prime Performance, Inc.

PUP — Performance Unit Plan.

PWM — Private Wealth Management.

QSPE — Qualifying special-purpose entity.

RCCs — Replacement Capital Covenants.

REITS — Real Estate Investment Trusts.

RidgeWorth — RidgeWorth Capital Management, Inc.

ROA — Return on average total assets.

ROE — Return on average common shareholders’ equity.

S&P — Standard and Poor’s.

SCAP — Supervisory Capital Assessment Program.

SEC — U.S. Securities and Exchange Commission.

Seix — Seix Investment Advisors, Inc.

SERP — Supplemental Executive Retirement Plan.

SIVs — Structured investment vehicles.

SPE — Special Purpose Entity.

STIAA — SunTrust Institutional Asset Advisors LLC.

STIS — SunTrust Investment Services, Inc.

STM — SunTrust Mortgage, Inc.

Stock Plan — SunTrust Banks, Inc. 2004 Stock Plan.

STRH — SunTrust Robinson Humphrey, Inc.

SunAmerica — SunAmerica Mortgage.

SunTrust — SunTrust Banks, Inc.

SunTrust Community Capital — SunTrust Community Capital, LLC.

TAF — Term Auction Facility.

TAGP — Transaction Account Guarantee Program.

TARP — Troubled Asset Relief Program.

TDR — Troubled debt restructuring.

The Agreements — Equity forward agreements.

The Program — ABCP MMMF Liquidity Facility Program.

Three Pillars — Three Pillars Funding, LLC.

TLGP — Temporary Liquidity Guarantee Program.

TRS — Total return swaps.

Twin Rivers — Twin Rivers Insurance Company.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTBs — Unrecognized tax benefits.

VA — Veteran’s Administration.

VAR — Value at risk.

VEBA — Voluntary Employees’ Beneficiary Association.

VI — Variable interest.

VIE — Variable interest entity.

Visa — The Visa, U.S.A. Inc. card association or its affiliates, collectively.

VRDO — Variable rate demand obligation.

ZCI — Zevenbergen Capital Investments, LLC.

PART I

Item 1.	BUSINESS

General

The Company, one of the nation’s largest commercial banking organizations, is a diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate clients. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in the SunTrust Plaza, Atlanta, Georgia 30308.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this report.

Primary Market Areas

Through its principal subsidiary, SunTrust Bank, the Company provides deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services, and credit-related insurance. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. SunTrust operated under four business segments during 2009. These business segments were: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management. In addition, SunTrust provides clients with a selection of technology-based banking channels, including the internet, automated teller machines, and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies.

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

During 2009, the Company’s Wealth and Investment Management business completed three acquisitions of family office enterprises: Epic Advisors, Inc; a division of CSI Capital Management; and Martin Kelly Capital Management LLC. We completed the sale of our minority interest in Lighthouse Investment Partners, LLC on January 2, 2008, and effective May 1, 2008, we acquired GB&T. On May 30, 2008, we sold our interests in First Mercantile, a retirement plan services subsidiary. Moreover, on September 2, 2008, we sold our fuel card business, TransPlatinum, to Fleet One Holdings LLC. Additional information on these and other acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Government Supervision and Regulation

As a bank holding company and a financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve and, in limited circumstances described herein, the U.S. Treasury. The Company’s principal banking subsidiary, SunTrust Bank, is a Georgia state chartered bank with branches in Georgia, Florida, the District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Tennessee, Alabama, West Virginia, Mississippi, and Arkansas. SunTrust Bank is a member of the Federal Reserve System, and it is regulated by the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance.

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

FDICIA, among other things, identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. For instance, in connection with the Supervisory Capital Assessment Program, our regulators began focusing on “Tier 1 common equity,” which is the proportion of Tier 1 capital that is common equity. The Tier 1 common equity ratio continues to be a factor which regulators examine in evaluating the safety and soundness of financial institutions.

In December 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation. The Basel Committee’s capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, they would: reemphasize that common equity is the “predominant” component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio, with the ratio itself to be determined based on the outcome of an impact study that the Basel Committee is conducting, and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital; disallow full value of MSRs from common equity; disqualify innovative capital instruments – including U.S.-style trust preferred securities and other instruments that effectively pay cumulative dividends – from Tier 1 capital status; strengthen the risk coverage of the capital framework, particularly with respect to counterparty credit risk exposures arising from derivatives, repurchase agreements and securities financing activities; introduce a leverage ratio requirement as an international standard, including all commitments (including liquidity facilities), unconditionally cancellable commitments, direct credit substitutes, and other items fully funded; and implement measures to promote the build-up of capital buffers in good times that can be drawn upon during periods of stress, introducing a countercyclical component designed to address the concern that existing capital requirements are procyclical – that is, they encourage reducing capital buffers in good times, when capital could more easily be raised, and increasing capital buffers in times of distress, when access to capital markets may be limited or they may effectively be closed. The capital proposals do not specify a percentage for the new ratio of common equity to risk-weighted assets or changes in the current minimum Tier 1 (4%) and total (8%) risk-based capital requirements. Instead, they state that the minimum percentage requirements for the new ratio of common equity to risk-weighted assets and the other capital ratios – including Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and the new leverage ratio – will be included in a “fully calibrated, comprehensive set” of capital and liquidity proposals to be released by December 31, 2010. Independently in September 2009, the U.S. Treasury issued a policy statement titled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” setting forth core principles intended to address many of the same substantive items as the Basel Committee capital proposals.

The Basel Committee’s liquidity proposals, although similar in many respects to tests historically applied by banking organizations and regulators for management and supervisory purposes, if implemented would for the first time be formulaic and required by regulation. They would impose two measures of liquidity risk exposure, one based on a 30-day time horizon and the other addressing longer term structural liquidity mismatches over a one-year time period. The 30-day time horizon measure would not include certain assets (specifically, Fannie Mae and Freddie Mac securities) that play a major role in current liquidity management, which could have substantial impact.

The Basel Committee indicated that it expects final provisions responsive to the proposals to be implemented by December 31, 2012. Ultimate implementation in individual countries, including the United States, is subject to the discretion of the bank regulators in those countries. The Basel Committee’s final proposals may differ from the proposals released in December 2010, and the regulations and guidelines adopted by regulatory authorities having jurisdiction over the Company may differ from the final accord of the Basel Committee. Moreover, although some aspects of the Basel Committee proposals were quite specific (for example, the definition of the components of capital), others were merely conceptual (for example, the description of the leverage test) and others not specifically addressed (for example, the minimum percentages for required capital ratios). We are not able to predict at this time the content of guidelines or regulations that will ultimately be adopted by regulatory agencies having authority over the Company or the impact of changes in capital and liquidity regulation upon us. However, a requirement that the Company and its bank subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, could significantly impact our financial condition, operations, capital position and ability to pursue business opportunities.

There are various legal and regulatory limits on the extent to which the Company’s subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The FDA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. The Company’s banking subsidiary pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions held at the Company’s banking subsidiary. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly by a total of seven basis points. The assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to fifty basis points for the weakest. In 2009, the FDIC also adopted a uniform three basis points increase across all risk categories to be effective starting January 1, 2011.

On November 12, 2009, the FDIC voted to approve a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $924.8 million.

In November 2008, the FDIC created the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies via its DGP, and by providing full coverage of noninterest bearing deposit transaction accounts and capped NOW accounts, regardless of dollar amount via its TAGP. As of October 31, 2009, banks are no longer eligible to issue additional debt under the TLGP and the Company has opted not to participate in the TAGP beyond December 31, 2009.

FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

On November 12, 1999, financial modernization legislation known as the GLB Act was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, and underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, the Company and all of its affiliated depository institutions must be “well-capitalized,” “well-managed,” and have at least a satisfactory CRA rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities.

The Patriot Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs.

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

In 2009, the Federal Reserve adopted amendments to its Regulation E that will restrict our ability to charge our clients overdraft fees beginning in July of 2010. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the banking subsidiary to collect overdraft fees. Overdraft fees have in the past represented a significant amount of noninterest fees collected by the Company’s banking subsidiary. In addition, additional legislation is currently being debated in Congress that would further restrict the Company’s banking subsidiary from collecting overdraft fees or limit the amount of overdraft fees that that may be collected by the Company’s banking subsidiary.

The Company is subject to the rules and regulations promulgated under the EESA by virtue of the Company’s sale of preferred stock to the U.S. Treasury under the U.S. Treasury’s CPP. Additional information relating to the restrictions on dividends and redemptions is included in the information set forth in Item 7 of this report under the caption, “Liquidity Risk.” Furthermore, under rules and regulations of EESA to which the Company is subject, no dividends may be declared or paid on the Company’s common stock and the Company may not repurchase or redeem any common stock unless dividends due with respect to Senior Preferred Shares have been paid in full. Moreover, the consent of the U.S. Treasury will be required for any increase in the per share dividends on the Company’s common stock, beyond the per share dividend declared prior to October 14, 2008 ($0.77 per share per quarter) until the third anniversary of the date of U.S. Treasury’s investment; unless prior to the third anniversary, the Senior Preferred Shares are redeemed in whole or the U.S. Treasury has transferred all of its shares to third parties. Under this provision, the Company could reduce its dividend and subsequently restore it to no more than $0.77 per share per quarter at any time. Additionally, if the Company pays a dividend in excess of $0.54 per share per quarter before the tenth anniversary then the anti-dilution provisions of the U.S. Treasury’s warrants will reduce its exercise price and increase the number of shares issuable upon exercise of the warrant.

Because of the Company’s participation in the CPP, the U.S. Treasury is permitted to determine whether the public disclosure required for the Company with respect to the Company’s off-balance sheet transactions, derivative instruments, contingent liabilities and similar sources of exposure are adequate to provide the public sufficient information as to the true financial position of the Company. If the U.S. Treasury were to determine that such disclosure is not adequate for such purpose, the U.S. Treasury will make additional recommendations for additional disclosure requirements to the Federal Reserve, the Company’s primary federal regulator.

Because of the Company’s participation in the CPP, the Company is subject to certain restrictions on its executive compensation practices, which are discussed in Item 11 of this report.

On October 22, 2009, the Federal Reserve published guidance for structuring incentive compensation arrangements at financial organizations. All financial institutions, not just companies that participated in the CPP, and even financial institutions which have repaid their CPP investments, would be subject to this guidance. The guidance does not set forth any formulas or pay caps, but contains certain principles which companies would be required to follow with respect to, employees and groups of employees that may expose the organization to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve is conducting a special review of incentive compensation practices at large, complex banking organizations and is working with such organizations to review, analyze and provide input into their incentive compensation arrangements.

On January 14, 2010, the Obama administration announced a proposal to impose a Financial Crisis Responsibility Fee on those financial institutions that benefited extraordinarily from recent actions taken by the U.S. government to stabilize the financial system. If implemented, the Financial Crisis Responsibility Fee will only be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would apply to the Company. Such Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets.

The Financial Crisis Responsibility Fee, if implemented as proposed by the Obama administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

The Company’s non-banking subsidiaries are regulated and supervised by various other regulatory bodies. For example, STRH is a broker-dealer registered with the SEC and the FINRA. STIS is also a broker-dealer and investment adviser registered with the SEC and a member of the FINRA. RidgeWorth and several of RidgeWorth’s subsidiaries are investment advisers registered with the SEC.

In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

The House of Representatives has recently passed the Wall Street Reform and Consumer Protection Act (H.R. 4173). This legislation, if it becomes effective, would, among other things (i) create the Consumer Financial Protection Agency to regulate consumer financial products and services, (ii) create a Financial Stability Council that would identify and impose additional regulatory oversight on large financial firms, (iii) create a new process for the bankruptcy and liquidation of large financial institutions and finance such dissolutions with a Systemic Dissolution Fund that would be funded with assessments on large institutions, (iv) require a shareholder “say on pay” vote on executive compensation and require financial firms to disclose certain information regarding incentive-based compensation for employees, (v) strengthen the SEC’s powers to regulate securities markets, (vi) regulate the over-the-counter derivatives marketplace, and (vii) adopt certain mortgage reforms and anti-predatory lending restrictions. The Senate is currently considering a similar bill, the Homeowner Protection and Wall Street Accountability Act (S-3). If such legislation would be signed into law, the Company may be subject to some or all of the new restrictions and requirements. This new law may also require the Company to change or adapt some of its current policies and procedures.

Competition

SunTrust operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The Company also faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Although non-banking financial institutions may not have the same access to government programs, those non-banking financial institutions may elect to become financial holding companies and gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company’s competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect the Company’s profitability.

In the past two years, as a result of recent economic events, there has been an increase in the number of failures and acquisitions of commercial and investment banks, including large commercial and investment banks. This has allowed certain larger financial institutions to acquire a presence in our footprint. Additionally, certain large financial institutions that were formerly engaged primarily in investment banking activities have amended their charters to become regulated commercial banks, thereby increasing the direct competitors to the Company. Consequently, merger activity has increased within the banking industry.

The Company’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2009, there were 28,001 full-time equivalent employees within SunTrust. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” in Item 7, the MD&A, and “Business Segment Reporting” in Note 22 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the captions “Liquidity Risk” and “Other Short-Term Borrowings and Long-Term Debt” in the MD&A and “Other Short-Term Borrowings and Contractual Commitments” in Note 10 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities” in the MD&A and “Trading Assets and Liabilities” and “Fair Value Election and Measurement” in Notes 4 and 20, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).

SunTrust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.suntrust.com under the Investor Relations section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, on its website. These corporate governance materials are also available free of charge in print to shareholders who request them in writing to: SunTrust Banks, Inc., Attention: Investor Relations, P.O. Box 4418, Mail Code GA-ATL-634, Atlanta, Georgia 30302-4418.

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

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of ABS but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Recent levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than two years. Volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recently enacted legislation, legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us.

On October 14, 2008, the U.S. Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “CPP”). On October 14, 2008, the FDIC announced the TLGP under the systemic risk exception to the FDA pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions.

We have participated in the CPP and issued debt under the TLGP. Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. In addition, the EESA, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% after 5 years. Additionally, we may not deduct interest paid on our preferred stock for income tax purposes.

Similarly, any program established by the FDIC under the systemic risk exception of the FDA may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase of failures in the banking industry, have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recently, the Federal Reserve adopted amendments to its Regulation E. These amendments will first apply to us on July 1, 2010. The changes will affect the circumstances when we will be able to charge our clients overdraft fees.

On December 11, 2009, the U.S. House of Representatives passed a bill entitled the Wall Street Reform and Consumer Protection Act (H.R. 4173). The Senate is considering a similar bill entitled the Homeowner Protection and Wall Street Accountability Act (S-3). The legislation contained several changes to the regulatory system could adversely affect our business and the economies of the markets in which we operate. For example, the bill sets forth the establishment of a consumer protection agency which would exercise authority under existing consumer laws, have broad rule writing powers to administer and carry out its purpose and objectives, have the power to exempt certain persons or consumer financial products from its purview, have the power to examine or require reports from certain persons to ensure compliance with such agency’s mandates and have primary enforcement action over its mandates. The application of the powers of any consumer protection agency is unclear; however, it has been advocated by its proponents that such an agency would standardize consumer financial products and permit un-standardized products to be offered under very limited circumstances, among other things. Such a limitation on the financial products we may offer may impact our ability to meet all of our clients’ needs and lead to clients seeking financial solutions and products through nonbanking channels outside the scope of this agency. Additionally, the bill strengthens mortgage regulations, seeks to regulate derivatives markets and give regulators greater power over how bank executives are compensated. Consequently, the increased expense of complying with an additional regulatory agency and regulations may adversely affect profits.

We are not able to predict when or whether regulatory or legislative reforms will be enacted or what its contents will be. Accordingly, we cannot predict the impact of any legislation on our businesses or operations.

We are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, our company and our subsidiary banks and broker-dealers must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we failed to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes in the regulatory accords on international banking institutions formulated by the Basel Committee on Banking Supervision and implemented by the Federal Reserve Board, we may be required to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, these regulations.

We have not yet received permission to repay TARP funds.

In order to repay the TARP funds we received, we must first receive approval from our primary federal regulator who will then forward our application to the U.S. Treasury. Although we believe we have sufficient liquidity to repay our TARP funds, to date, we have not obtained the necessary governmental approval to repay such funds. Until we repay our TARP funds, we will continue to be subject to the constraints imposed on us by the federal government in connection with such funds.

Emergency measures designed to stabilize the U.S. banking system are beginning to wind down.

Since the middle of 2008, a number of legislation and regulatory actions have been implemented in response to the recent financial crisis. Some of these programs have begun to expire and the impact of the wind down of these programs on the financial sector and on the economic recovery is unknown. A stall in the economic recovery or a continuation or worsening of current financial market conditions could materially and adversely affect our business and results of operations.

Business Risks

We are subject to credit risk.

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

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations do not improve, or continue to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and ALLL. A significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern and Mid-Atlantic regions of the United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on certain mortgage loans, particularly Alt-A mortgages and home equity lines of credit and mortgage loans sourced from brokers that are outside our branch bank network. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business. Continued declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased foreclosures in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

The continuing weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our LHFS or other assets;
•	A loss of clients and/or reduced earnings could trigger an impairment of certain intangible assets, such as goodwill;
•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on LHFS.

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

•	The yield on earning assets and rates paid on interest-bearing liabilities may change in disproportionate ways;
•	The value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;
•	The value of assets for which we provide processing services would decline; or
•	To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. We have received an increased number of repurchase and indemnity demands from purchasers as a result of borrower fraud. This increase in repurchase demands, combined with an increase in expected loss severity on repurchased loans due to deteriorated real estate values and liquidity for impaired loans, has resulted in an increase in the amount of accrued losses for repurchases as of December 31, 2009. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

We may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies.

We seek to mitigate risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices often include the analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although we have taken steps to enhance our underwriting policies and procedures, we have still incurred high levels of losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior.

Depressed market values for our stock may require us to write down goodwill.

Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is the estimated fair value of each reporting unit. The estimated fair values of the individual reporting units are assessed for reasonableness several ways, including by aggregating the individual reporting unit’s fair value and analyzing the combined fair value in relation to the total estimated fair value of SunTrust. We analyze the combined fair value of SunTrust by reviewing a variety of indicators, including our market capitalization evaluated over a reasonable period of time. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in our market capitalization, especially in relation to our book value, could be an indication of potential impairment of goodwill.

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

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to accessing unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of us to operate one or more of our businesses, financial loss, potential liability to clients, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

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

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are subject to certain litigation in the ordinary course of our business. The outcome of these cases is uncertain. However, during the current credit crisis, we have seen both the number of cases and our expenses related to those cases increase. While we do not believe that any single case will have a material adverse effect on us, the cumulative burden of these cases may adversely affect our results.

Industry Risks

Regulation by federal and state agencies could adversely affect the business, revenue, and profit margins.

We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal DIF and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Competition in the financial services industry is intense and could result in losing business or reducing margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies, can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints, including those competitors that have been able to repay TARP funds. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

Future legislation could harm our competitive position.

Federal, state, and local legislatures increasingly have been considering proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions, bank holding companies and bank regulatory agencies. Various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our activities, financial condition, or results of operations.

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

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, our ability to increase our dividend or to make other distributions is restricted due to our participation in the CPP, which limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us. Additionally, increases in unemployment have and may continue to adversely affect the ability of certain clients to pay loans and the financial results of commercial clients in localities with higher unemployment, which may result in loan defaults and foreclosures and which may impair the value of our collateral. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may increase in the future.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit performance, which became significant starting in the third and fourth quarters of 2007 and continued through 2009. This deterioration has resulted in an increase in our allowance for loan losses starting in 2008 and continuing throughout 2009, which increases were driven primarily by residential and commercial real estate and home equity portfolios. Additional increases in the allowance for loan losses may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition, and results of operations.

Our allowance for loan losses may not be adequate to cover our eventual losses.

Like other financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses is based on our historical loss experience, as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The current stress on the United States economy and the local economies in which we do business may be greater or last longer than expected, resulting in, among other things, greater than expected deterioration in credit quality of our loan portfolio, or in the value of collateral securing these loans. Our allowance for loan losses may not be adequate to cover eventual loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations.

We will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets.

Nonperforming assets are recorded on our financial statements at the estimated net realizable value that we expect to receive from holding and ultimately dispensing of the assets. Deteriorating market conditions could result in a realization of future losses if the proceeds we receive upon dispositions of nonperforming assets are less than the carrying value of such assets.

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

In 2009 and 2010, credit rating agencies downgraded the credit ratings of SunTrust Bank and SunTrust Banks, Inc. These downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations.

Our credit ratings are an important factor in determining both the available volume and the cost of our wholesale funding. On March 5, 2009, Fitch lowered the credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A+/F-1 to A-/F-1. On April 23, 2009, Moody’s downgraded the senior credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A1/P-1 and Aa3/P-1, respectively, to Baa1/P-2 and A2/P-1, respectively. On April 28, 2009, S&P downgraded the credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A/A-1 and A+/A-1, respectively to BBB+/A-2 and A-/A-2, respectively. On February 1, 2010, S&P downgraded SunTrust Banks, Inc’s. credit ratings to BBB/A-2 and SunTrust Bank’s credit ratings to BBB+/A-2. Our credit ratings remain on “Negative” outlook with Moody’s and Fitch, while S&P maintains a “Stable” outlook on our ratings. Additional downgrades are possible. Where our bank subsidiaries are providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may prompt customers of our bank subsidiaries to seek replacement credit support from a higher rated institution. In April 2009, we experienced a downgrade which affected a part of our business which we discuss in the “Management’s Discussion and Analysis – Liquidity Risk” section below. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution.

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

Furthermore, we must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of the acquired institution as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

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

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Pursuant to recently enacted legislation, the U.S. Treasury has instituted certain restrictions on the compensation of certain senior management positions. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on us that may inhibit our ability to hire and retain the most qualified senior personnel. In addition, if we are unable to repay our TARP funds, we will continue to be subject to significant restrictions on the payment of executive compensation and may be at a disadvantage to our competitors who have repaid TARP funds in our ability to recruit and retain the most qualified senior personnel. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

Further, the Federal Reserve on October 27, 2009 published proposed guidance on sound incentive compensation policies. Through this guidance, the Federal Reserve will regulate incentive compensation at financial institutions through its power to regulate the safety and soundness of the banking system. Such regulation will apply to us even after we repay TARP. Additionally, on January 12, 2010, the Board of Directors of the FDIC published an ANPR on Employee Compensation. The ANPR seeks comment on how, and whether, the FDIC’s risk-based deposit insurance assessment system applicable to all insured banks should be amended to account for risks imposed by employee compensation programs. Citing a “broad consensus that some compensation structures misalign incentives and induce imprudent risk taking within financial organizations”, the FDIC is considering establishing criteria to determine whether a financial institution’s employee compensation programs provide incentives for employees to take excessive risks. The FDIC is concerned that such risk-taking increases the institution’s risk of failure and thereby could lead to increased losses to the DIF. The ANPR proposal could apply not only to compensation at the insured depository, but also at its parent and nonbank affiliates. Under the approach outlined in the ANPR, whether a financial institution’s compensation program either “meets” or “does not meet” the criteria would be used to adjust the institution’s risk-based assessment rate, thereby acting as an incentive for institutions that meet the criteria and a disincentive for those that do not. According to the ANPR, the criteria that the FDIC is considering are not aimed at limiting the amount that insured depository institutions can pay their employees, but rather are intended to compensate the DIF for risks associated with certain compensation programs.

At this time, we cannot predict the impact of the Federal Reserve’s proposed guidance or the FDIC’s ANPR.

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. GAAP.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the MD&A and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•	variations in our quarterly operating results;
•	changes in market valuations of companies in the financial services industry;
•	governmental and regulatory legislation or actions;
•	issuances of shares of common stock or other securities in the future;
•	changes in dividends;
•	the addition or departure of key personnel;
•	cyclical fluctuations;
•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock;
•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures; and
•	activity by short sellers and changing government restrictions on such activity.

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

We maintain an available for sale securities portfolio and trading assets which include various types of instruments and maturities. In addition, we elected to record selected fixed-rate debt, mortgage loans, securitization warehouses and other trading assets at fair value. The changes in fair value of the financial instruments elected to be carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Our revenues derived from our investment securities may be volatile and subject to a variety of risks.

We generally maintain investment securities and trading positions in the fixed income, currency, commodity, and equity markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our trading portfolio are affected by many factors, including interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

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

The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2009, SunTrust Bank owned 598 of its 1,683 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements for further discussion of its properties.)

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

Also refer to Note 21, “Contingencies”, to the Consolidated Financial Statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market in which the common stock of the Company is traded is the NYSE. See Item 6 and Table 18 in the MD&A for information on the high and the low sales prices of the SunTrust Banks, Inc. common stock on the NYSE, which is incorporated herein by reference. During the twelve months ended December 31, 2009 we paid a quarterly dividend on common stock of $0.10 per common share for the first two quarters and $0.01 per common share for the third and fourth quarter compared to a quarterly dividend on common stock of $0.77 per common share for the first three quarters and $0.54 per common share in the fourth quarter of 2008. Our common stock is held of record by approximately 37,016 holders as of December 31, 2009. See Table 23 in the MD&A for information on the monthly share repurchases activity, including total common shares repurchased and announced programs, weighted average per share price, and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.

Please also refer to Item 1, “Business - Government Supervision and Regulation” for a discussion of legal restrictions which affect our ability to pay dividends; Item 1A, “Risk Factors,” for a discussion of some risks related to our dividend, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.

The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index, and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2004 and ending December 31, 2009. The foregoing analysis assumes an initial $100 investment in our stock and each index and the reinvestment of all dividends during the periods presented.

	Cumulative total return for the year ended December 31
	2004	2005	2006	2007	2008	2009

SunTrust Banks, Inc.	100.00	101.46	120.59	94.82	54.07	41.85
S&P 500	100.00	104.83	120.91	127.33	83.05	102.37
S&P Commercial Bank Index	100.00	98.47	113.55	82.54	49.10	46.52

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
(Dollars in millions, except per share and other data)	2009	2008	2007	2006	2005
Summary of Operations
Interest income	$6,709.7	$8,327.4	$10,035.9	$9,792.0	$7,731.3
Interest expense	2,244.1	3,707.7	5,316.4	5,131.6	3,152.3

Net interest income	4,465.6	4,619.7	4,719.5	4,660.4	4,579.0
Provision for credit losses [3]	4,063.9	2,474.2	664.9	262.5	176.9

Net interest income after provision for credit losses	401.7	2,145.5	4,054.6	4,397.9	4,402.1
Noninterest income	3,710.3	4,473.5	3,428.7	3,468.4	3,155.0
Noninterest expense	6,562.4	5,879.0	5,221.1	4,866.5	4,676.2

Income/(loss) before provision/(benefit) for income taxes	(2,450.4)	740.0	2,262.2	2,999.8	2,880.9
Net income attributable to noncontrolling interest	12.1	11.5	12.7	13.4	14.5
Provision/(benefit) for income taxes	(898.8)	(67.3)	615.5	869.0	879.2

Net income/(loss)	($1,563.7)	$795.8	$1,634.0	$2,117.4	$1,987.2

Net income/(loss) available to common shareholders	($1,733.4)	$741.0	$1,593.0	$2,097.5	$1,975.5
Net interest income-FTE [1]	$4,589.0	$4,737.2	$4,822.2	$4,748.4	$4,654.5
Total revenue-FTE [1]	8,299.3	9,210.6	8,250.9	8,216.8	7,809.5
Total revenue-FTE excluding net securities gains/(losses), net[1]	8,201.2	8,137.3	8,007.8	8,267.3	7,816.7

Net income/(loss) per average common share [2]
Diluted	($3.98)	$2.12	$4.52	$5.78	$5.44
Diluted excluding goodwill/intangible impairment charges, other than MSRs[1]	(2.34)	2.19	4.39	5.77	6.72
Basic	(3.98)	2.12	4.56	5.84	5.50
Dividends paid per average common share	0.22	2.85	2.92	2.44	2.20
Book value per common share	35.29	48.74	50.72	49.12	47.33
Tangible book value per common share[1]	22.59	28.69	30.11	28.66	27.16
Market capitalization	$10,128	$10,472	$21,772	$29,972	$26,338
Market price:
High	30.18	70.00	94.18	85.64	75.77
Low	6.00	19.75	60.02	69.68	65.32
Close	20.29	29.54	62.49	84.45	72.76

Selected Average Balances
Total assets	$175,442.4	$175,848.3	$177,795.5	$180,315.1	$168,088.8
Earning assets	150,908.4	152,748.6	155,204.4	158,428.7	146,639.8
Loans	121,040.6	125,432.7	120,080.6	119,645.2	108,742.0
Consumer and commercial deposits	113,164.0	101,332.8	98,020.2	97,175.3	93,355.0
Brokered and foreign deposits	6,082.2	14,743.5	21,856.4	26,490.2	17,051.5
Total shareholders’ equity	22,286.1	18,596.3	17,928.4	17,697.7	16,732.9

Average common shares - diluted (thousands)	435,328	350,183	352,688	362,802	363,454
Average common shares - basic (thousands)	435,328	348,919	349,346	359,413	359,066

As of December 31
Total assets	$174,164.7	$189,138.0	$179,573.9	$182,161.6	$179,712.8
Earning assets	147,896.2	156,016.5	154,397.2	159,063.8	156,640.9
Loans	113,674.8	126,998.4	122,319.0	121,454.3	114,554.9
Allowance for loan and lease losses	3,120.0	2,351.0	1,282.5	1,044.5	1,028.1
Consumer and commercial deposits	116,303.5	105,275.7	101,870.0	99,775.9	97,572.4
Brokered and foreign deposits	5,560.1	8,052.7	15,972.6	24,245.7	24,480.8
Long-term debt	17,489.5	26,812.4	22,956.5	18,992.9	20,779.2
Total shareholders’ equity	22,530.9	22,500.8	18,169.9	17,932.2	17,133.6

Financial Ratios and Other Data
Return on average total assets	(0.89)%	0.45%	0.92%	1.17%	1.18%
Return on average assets less net unrealized securities gains/(losses) [1]	(0.96)	0.05	0.81	1.17	1.17
Return on average common shareholders’ equity	(10.07)	4.20	9.14	11.95	11.81
Return on average realized common shareholders’ equity [1]	(11.12)	0.16	8.52	12.53	12.45
Net interest margin - FTE	3.04	3.10	3.11	3.00	3.17
Efficiency ratio - FTE	79.07	63.83	63.28	59.23	59.88
Tangible efficiency ratio [1]	69.35	62.51	62.11	57.97	58.36
Total average shareholders’ equity to average assets	12.70	10.58	10.08	9.81	9.95
Tangible equity to tangible assets [1]	9.66	8.46	6.38	6.10	5.70
Effective tax rate (benefit)	(36.50)	(9.23)	27.21	28.97	30.52
Allowance to year-end total loans	2.76	1.86	1.05	0.86	0.90
Nonperforming assets to total loans plus OREO and other repossessed assets	5.33	3.49	1.35	0.49	0.29
Common dividend payout ratio [4]	N/A	135.6	64.5	41.9	40.2

Capital Adequacy
Tier 1 common equity	7.67%	5.83%	5.27%	5.66%	5.52%
Tier 1 capital	12.96	10.87	6.93	7.72	7.01
Total capital	16.43	14.04	10.30	11.11	10.57
Tier 1 leverage	10.90	10.45	6.90	7.23	6.65

1See Non-GAAP reconcilements in Tables 21 and 22 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2Prior period amounts have been recalculated in accordance with updated accounting guidance related to earnings per share, that was effective January 1, 2009 and required retrospective application.

3Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). The provision for unfunded commitments for the fourth quarter of 2009 was $57.2 million. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

4The common dividend payout ratio is not applicable in a period of net loss.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding (a) future levels of required mortgage repurchase reserves, revenue, net interest margin, charge-offs, provision expense, credit quality, FDIC and other regulatory expense, loans, LHFS, the investment portfolio, income, job losses, loan loss severities, loan loss frequency, and residential builder nonperforming loans, (b) the expected impact of the amendments to ASC 810-10 related to the consolidation of various VIEs; (c) expected changes in the rate or level of deposit growth, loan growth, charge-offs, loan loss frequencies, and nonperforming loans; and (d) expected future asset quality and the performance of the commercial and industrial and commercial real estate portfolios, are forward-looking statements. Also, statements that do not describe historical or current facts, including statements about future levels of revenues, net interest margin, FDIC and other regulatory expense, and credit quality are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; recent levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; recently enacted legislation or legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us; we have not yet received permission to repay TARP funds; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; our allowance for loan losses may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; credit rating agencies downgraded the credit ratings of SunTrust Bank and SunTrust Banks, Inc., and these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and Subsidiaries (consolidated). Effective May 1, 2008, we acquired GB&T and the results of operations for GB&T were included with our results beginning on that date. Periods prior to the acquisition date do not reflect the impact of the merger.

In the MD&A, net interest income, net interest margin, and the efficiency ratio are presented on an FTE basis and the quarterly ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also present diluted earnings per common share excluding goodwill and intangible impairment charges. We believe the exclusion of the impairment charges is more reflective of normalized operations and allows better comparability with peers throughout the industry. Additionally, we present a return on average realized common shareholders’ equity, as well as an ROE. We also present a ROA less net realized and unrealized securities gains/losses and an ROA. The return on average realized common shareholders’ equity and ROA less net realized and unrealized securities gains/losses exclude realized securities gains and losses and the Coke dividend, from the numerator, and net unrealized securities gains from the denominator. We present a tangible efficiency ratio and a tangible equity to tangible assets ratio, which excludes the effect of intangible assets costs. We believe these measures are useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency and capital adequacy to other companies in the industry. We also present a tangible book value per common share ratio which excludes the after-tax impact of purchase accounting intangible assets. These measures are utilized by management to assess our financial performance and capital adequacy. We provide reconcilements in Tables 21 and 22 in the MD&A for all non-U.S. GAAP measures. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2009 presentation.

INTRODUCTION

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management, with the remainder in Corporate Other and Treasury. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services.

EXECUTIVE OVERVIEW

While many economists have declared the recession to be over or at least abating by the end of 2009, the economic environment during 2009 adversely impacted our financial performance and will likely continue to impact our performance into 2010, particularly related to credit which tends to lag economic cycles. We recognize that the beginning of a recovery is just that, a beginning, and history tells us that, looking over the long-term, it will take time before economic stabilization meaningfully translates into bottom line results for traditional banks. Asset quality, revenues and ultimately earnings improvement will need time to gain traction and the timing will be largely dependent upon the strength and sustainability of the economic recovery, both of which remain uncertain at the end of 2009. Regardless of when economists determine the end of the recession, the economy remains weak, as evidenced by many key economic indicators. Notably, the national unemployment rate rose steadily during the year to finish at 10.0% as of December 31, which is up from a high of 7.4% at the end of 2008. More specifically, the unemployment rate exceeds 10% within many of our markets. Furthermore, it is believed that the national unemployment rate will remain elevated during much of 2010. Additionally, home prices remain depressed and continued to decline throughout the year in some of our more significant markets.

The Federal Reserve, the FDIC, and U.S. government undertook steps during the year to strengthen the capital of financial institutions, stimulate lending, and inject liquidity into the financial markets. Among the steps taken by the government agencies, the TLGP was extended into late 2009, billions of MBS were purchased in the open market, trillions of debt obligations were issued, and benchmark interest rates were kept at record low levels throughout the year. As 2009 came to a close, the U.S. government and bank regulators were discussing how to reduce their involvement as a financial intermediary in the markets due to the markets having exhibited some signs of stability. Most notably, the government is assessing when to discontinue some of its support programs including its ongoing purchases of mortgage-backed assets. This reduction in support could cause mortgage interest rates to rise which would result in a potential reduction in mortgage originations, decrease in value of mortgage loans and securities, and an overall slowing of the housing market. Concurrently, the financial services industry is entering a new phase in its relationship with regulatory authorities as the regulators debate new regulations and requirements that would affect our business, some in a negative way. See additional discussion of risks associated with potential new regulations in Item 1, “Business,” under the heading “Government Supervision and Regulation” and Item 1A., “Risk Factors” in this 10-K.

During 2009, the federal bank regulatory agencies completed a review, called the SCAP, commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve announced the results of the SCAP on May 7, 2009. The Federal Reserve advised us that, based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as estimated by the U.S. Treasury. The SCAP’s more adverse scenario represents a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us that based on the more adverse scenario that it required us to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The common equity increase prescribed by the Federal Reserve is necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. This increase satisfied the regulatory request that we have an increased mix of common equity as a percentage of Tier 1 capital, to serve as a buffer against higher losses than generally expected, and allow us to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. Our 2009 actual credit losses were significantly less than the projections utilized in the SCAP process.

During the second quarter, in response to the SCAP, we successfully completed our capital plan and initiatives, generating $2.3 billion of capital and exceeding the target of $2.2 billion established by the Federal Reserve. The transactions utilized to raise the capital included the issuance of common stock, the repurchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares. These capital raising transactions increased Tier 1 common equity by $2.1 billion and were the driving factor in the increase in our Tier 1 common equity ratio to 7.67% at December 31, 2009 compared to 5.83% at December 31, 2008. During the second quarter, we completed all required capital initiatives and believe that relative to the more adverse scenario, additional capital will be achieved through lower credit losses than projected by SCAP. As a result of the successful capital plan and initiatives, we have the ability and desire to repay the U.S. government for funds borrowed in the form of preferred stock issued by us under the CPP. However, our repayment of TARP funds is predicated on approval by our primary regulator, the Federal Reserve. See additional discussion of SCAP and the capital plan and initiatives in the “Capital Resources” section of this MD&A.

Despite the challenging economic environment, we continue to operate from a position of strength and are focused on growing revenue, improving expense efficiency, increasing the profitability of the balance sheet, investing for the future, and prudently managing credit. To this end, we remain acutely focused on clients, improving service quality and front-line execution, controlling expenses, and managing risk. During the year, revenue was soft, loan demand was down, credit costs were higher, and asset quality was weak. We are seeing sustained economic weakness that has reduced demand for loans as clients have focused on capital preservation and debt reduction, while accessing the debt markets in lieu of bank loans. However, we have also experienced positive operating trends in many of our businesses that included strong deposit growth, improved funding mix, significant expansion of net interest margin, positive fee income growth in certain areas, continued strong expense management, and credit trends that improved during the last half of 2009. Specifically, in the last quarter of 2009, we experienced declining net charge-offs and early stage delinquencies, stabilizing nonperforming loans, and a lesser increase in the ALLL. We believe our strong foundation coupled with our client-focused execution, risk mitigation capabilities, and the long-term economic prospects of our markets position us to deliver improving financial performance as the operating environment improves.

The difficult economic environment during 2009 negatively impacted our financial performance as we realized a net loss available to common shareholders of $1.7 billion, or $3.98 per common share. The net loss during the year was primarily a result of goodwill impairment taken during the first quarter and increased provisioning for credit losses during the year. The first quarter non-cash goodwill impairment charge attributable to common shareholders was $714.8 million, after-tax, or $1.64 per common share, while the provision for credit losses increased by $993.6 million, after-tax, or $2.28 per common share.

While 2009 was a year of poor credit performance as most notably evidenced by our higher allowance for loan losses, provision for credit losses, net charge-offs, and nonperforming assets, asset quality trends improved in the final quarter of 2009 when compared to the previous quarter as evidenced by the decline in credit losses and early stage delinquencies and stabilization of nonperforming loans. In addition, our reserve build decreased during each consecutive quarter during the year with the fourth quarter allowance for loan losses having increased by only 3.2% from the prior quarter. However, absolute asset quality issues remain centered in the residential real estate-related portfolios, including residential mortgages, home equity products, and residential construction. In addition, we experienced some weakness in our commercial client base, particularly those in more cyclically sensitive industries, and in our small business portfolio, and we expect that we will continue to see stress in asset quality in the commercial portfolio. The $1.7 billion increase in net charge-offs during the year was primarily related to residential mortgages, large corporate borrowers in economically cyclical industries, and the resolution of loan workouts related to the home builder portfolio. Our nonperforming loans grew by $1.5 billion during 2009, which is a result of the economic environment causing increased client defaults on their loans and extended disposition times on our consumer loans secured by residential real estate. Given the extended timelines to foreclose, especially in Florida, we expect that our nonperforming loan levels will remain elevated throughout 2010. However, during the second half of 2009, the level of increases in nonperforming loans moderated as compared to the increases seen during the first six months of the year. This moderation in nonperforming loans, the first since the credit crisis began in 2007, was mainly due to a reduction in nonaccrual commercial loans as the result of charge-offs recognized during the second half of the year and the transfer of certain commercial loans out of nonaccrual due to improved performance. We have implemented numerous loss mitigation efforts and are working to effectively manage elevated levels of nonperforming loans. While not a primary driver of the improvement, our proactive mortgage loan modification programs have had a positive influence on these delinquency and nonperforming loan trends. We have seen a $1.2 billion increase in accruing restructured loans during 2009, which is due to us taking proactive steps to responsibly modify loans in order to mitigate loss exposure related to borrowers experiencing financial difficulty. We are aggressively pursuing modifications when there is a reasonable chance that the modification will allow the client to continue to remain in their home. Although, when there has been a loss of income such that the client cannot reasonably support even a modified loan, we are strongly encouraging short sales and deed-in-lieu arrangements and relocation to more affordable housing. See additional discussion of credit and asset quality in the “Loans”, “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” sections of this MD&A.

Despite the net losses in 2009, our capital and liquidity positions are stronger at the end of 2009 compared to prior year as evidenced by the growth during the year in our capital and liquidity ratios and growth in deposits. Our Tier 1 common equity ratio improved to 7.67% from 5.83% at December 31, 2008. In addition, our Tier 1 capital ratio increased to 12.96% which is a 209 basis point increase from 10.87% at December 31, 2008. These improvements were the result of the capital raising transactions during the second quarter of 2009, as well as lower risk weighted assets from a reduction in loans and unfunded commitments. We also have substantial available liquidity as the inflows of high quality deposits have largely been retained in cash and invested in high quality government-backed securities. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

During the year, we experienced a significant increase in consumer and commercial deposits as evidenced by an 11.7% increase in average deposits compared to the prior year. Growth has occurred in all deposit products with money market and DDAs comprising the majority of the increase. This record level of deposits was driven by the industry-wide trend of clients seeking the security of bank deposits; however, we believe our improved products and pricing, enhanced client service, and the “Live Solid. Bank Solid.” brand advertising specifically assisted us in attracting new clients and expanding existing relationships. Further, through an intense focus on improved execution, we have been successful in improving client satisfaction, acquisition, and retention. Additionally, as a result of the increase in these core deposits, we have been able to reduce our exposure to foreign deposits and higher-cost brokered deposits by $2.5 billion, or 31.0%, since December 31, 2008 as well as higher-cost long-term debt by $9.3 billion, or 34.8%, over this same period. While we witnessed solid growth in core deposits during 2009, it has moderated during the latter part of the year, causing us to believe that it may further moderate going forward as the economy improves. Despite the moderation in total deposit growth, the mix of deposits continues to shift towards lower cost transaction accounts.

During the year, average loans declined $4.4 billion, or 3.5%, and total loans at December 31, 2009 were down 10.5% from prior year. Our aggressive effort to reduce exposure to construction lending, as evidenced by the 44.7% decline in average balances versus the previous year, was a primary driver of the decline in average loans during the year. In addition, we reduced our exposure to residential real estate loans as evidenced by the $3.0 billion, or 9.4%, decrease in average residential real estate loans in 2009. The decline in the remaining loan categories is primarily due to weak loan demand as a result of the economic environment, which has caused clients to be focused on capital preservation and an allocation of excess funds for debt reduction. The trend of declining line of credit utilization among our mid-size and larger corporate clients continued due to improved access to capital markets and lower working capital needs. We remain focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn. Despite the reduction in our overall loan portfolio, new loan originations, commitments, and renewals of commercial and consumer loans were approximately $90 billion during 2009, with residential mortgage originations leading the way.

We increased our securities available for sale holdings during the year, resulting in a 44.6% increase in the year end balance compared to prior year end. This increase was led by the increase in our holdings of U.S. Treasury and agency securities by over $7 billion in light of the increased liquidity from higher deposits and lower loan balances. In addition, agency MBS increased by over $1 billion. This increase was related to sales during the year where we had the opportunity to manage the portfolio’s duration by selling bonds at a gain and repositioning the MBS portfolio into securities that we believe have higher relative value. As a result of the securities sales, we realized $98.0 million in net gains during the year.

FTE net interest income was $4.6 billion for the year ended December 31, 2009, compared to $4.7 billion for the year ended December 31, 2008. FTE total revenue was down 9.9% to $8.3 billion for the year ended December 31, 2009 as a result of soft revenue generation in certain areas and substantially lower securities gains compared to the prior year. Net interest margin in 2009 decreased six basis points when compared to the prior year primarily as a result of decreased loan pricing that outpaced the decreased deposit pricing during the year. Total noninterest expense increased by $683.4 million, or 11.6%, in 2009, primarily driven by the $751.2 million non-cash goodwill impairment charge recognized during the year. Provision for credit losses was $4.1 billion for the year ended 2009, an increase of $1.6 billion from the prior year. The provision for loan losses was $769.0 million higher than net charge-offs of $3.2 billion for the year. The ALLL increased $769.0 million, or 32.7%, from December 31, 2008 and was 2.76% of total loans not carried at fair value compared to 1.86% as of December 31, 2008. Net charge-offs to average loans were 2.67% for the year ended 2009 compared to 1.25% for 2008. Nonperforming assets rose during the year to $6.1 billion at year end compared to $4.5 billion at the end of last year. The average shareholders’ equity to average total assets ratio and the tangible equity to tangible assets ratio both improved from 10.58% and 8.46% at December 31, 2008 to 12.70% and 9.66%, respectively, at December 31, 2009. We recorded $265.8 million in dividends and accretion during 2009 related to preferred stock issued to the U.S. Treasury under the CPP compared to $26.6 million during 2008. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

CONSOLIDATED FINANCIAL RESULTS

Table 1 - Consolidated Daily Average Balances, Income/Expense And Average Yields Earned And Rates Paid

	2009			2008			2007
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$28,770.3	$1,722.5	5.99%	$31,758.9	$2,004.8	6.31%	$31,951.0	$2,036.5	6.37%
Real estate construction	5,991.0	198.1	3.31	10,828.5	575.8	5.32	13,519.4	1,011.0	7.48
Real estate home equity lines	15,685.1	523.3	3.34	15,204.9	796.9	5.24	14,031.0	1,088.2	7.76
Real estate commercial	15,573.4	639.4	4.11	13,968.9	789.7	5.65	12,803.4	887.5	6.93
Commercial - FTE[2]	36,458.0	1,819.6	4.99	38,131.9	2,089.6	5.48	34,194.4	2,202.6	6.44
Credit card	984.0	73.5	7.47	862.6	34.5	4.00	495.9	17.7	3.57
Consumer - direct	5,101.0	207.1	4.06	4,541.8	254.1	5.60	4,221.0	304.9	7.22
Consumer - indirect	6,594.0	418.0	6.34	7,262.5	459.8	6.33	8,017.5	495.4	6.18
Nonaccrual and restructured	5,883.8	36.2	0.62	2,872.7	25.4	0.89	847.0	17.3	2.05

Total loans	121,040.6	5,637.7	4.66	125,432.7	7,030.6	5.61	120,080.6	8,061.1	6.71
Securities available for sale:
Taxable	18,960.2	790.0	4.17	12,219.5	731.0	5.98	10,274.1	639.1	6.22
Tax-exempt - FTE[2]	1,002.8	54.7	5.46	1,038.4	63.1	6.07	1,043.8	62.2	5.96

Total securities available for sale - FTE	19,963.0	844.7	4.23	13,257.9	794.1	5.99	11,317.9	701.3	6.20
Funds sold and securities purchased under agreements to resell	793.8	2.2	0.27	1,317.7	25.1	1.91	995.6	48.8	4.91
Loans held for sale	5,228.4	232.8	4.45	5,105.6	289.9	5.68	10,786.7	668.9	6.20
Interest-bearing deposits	25.3	0.2	0.91	25.6	0.8	3.18	24.0	1.3	5.44
Interest earning trading assets	3,857.3	115.4	2.99	7,609.1	304.4	4.00	11,999.6	657.2	5.48

Total earning assets	150,908.4	6,833.0	4.53	152,748.6	8,444.9	5.53	155,204.4	10,138.6	6.53
Allowance for loan and lease losses	(2,705.5)			(1,815.0)			(1,065.7)
Cash and due from banks	4,843.6			3,093.2			3,456.6
Other assets	17,354.9			17,270.4			16,700.5
Noninterest earning trading assets	3,429.1			2,641.6			1,198.9
Unrealized gains on securities available for sale, net	1,611.9			1,909.5			2,300.8

Total assets	$175,442.4			$175,848.3			$177,795.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$23,600.6	$99.2	0.42%	$21,080.7	$252.9	1.20%	$20,042.8	$473.9	2.36%
Money market accounts	31,863.5	314.8	0.99	26,564.8	520.3	1.96	22,676.7	622.5	2.75
Savings	3,664.2	10.1	0.27	3,770.9	16.3	0.43	4,608.7	55.5	1.20
Consumer time	16,718.1	479.0	2.87	16,770.2	639.1	3.81	16,941.3	764.2	4.51
Other time	13,068.4	382.1	2.92	12,197.2	478.6	3.92	12,073.5	586.3	4.86

Total interest-bearing consumer and commercial deposits	88,914.8	1,285.2	1.45	80,383.8	1,907.2	2.37	76,343.0	2,502.4	3.28
Brokered deposits	5,648.3	154.2	2.69	10,493.2	391.5	3.73	16,091.9	861.2	5.35
Foreign deposits	433.9	0.5	0.12	4,250.3	78.8	1.85	5,764.5	297.2	5.16

Total interest-bearing deposits	94,997.0	1,439.9	1.52	95,127.3	2,377.5	2.50	98,199.4	3,660.8	3.73
Funds purchased	1,669.6	3.3	0.19	2,622.0	51.5	1.96	3,266.2	166.5	5.10
Securities sold under agreements to repurchase	2,483.4	4.5	0.18	4,961.0	79.1	1.59	6,132.5	273.8	4.46
Interest-bearing trading liabilities	487.8	20.2	4.14	785.7	27.1	3.46	430.2	15.6	3.62
Other short-term borrowings	2,703.6	14.7	0.54	3,057.2	55.1	1.80	2,493.0	121.0	4.85
Long-term debt	20,118.7	761.4	3.78	22,892.9	1,117.4	4.88	20,692.9	1,078.7	5.21

Total interest-bearing liabilities	122,460.1	2,244.0	1.83	129,446.1	3,707.7	2.86	131,214.2	5,316.4	4.05
Noninterest-bearing deposits	24,249.2			20,949.0			21,677.2
Other liabilities	4,387.2			5,061.4			5,662.7
Noninterest-bearing trading liabilities	2,059.8			1,795.6			1,313.0
Shareholders’ equity	22,286.1			18,596.2			17,928.4

Total liabilities and shareholders’ equity	$175,442.4			$175,848.3			$177,795.5

Interest Rate Spread			2.70%			2.67%			2.48%

Net Interest Income - FTE [3]		$4,589.0			$4,737.2			$4,822.2

Net Interest Margin [4]			3.04%			3.10%			3.11%

1Interest income includes loan fees of $140.6 million, $134.5 million, and $119.8 million for the three years ended December 31, 2009, 2008, and 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $123.3 million, $117.5 million, and $102.7 million for the three years ended December 31, respectively.

3 The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $488.2 million and $180.7 million in the periods ended December 31, 2009 and 2008, respectively and decreased net interest income $25.6 million in the period ended December 31, 2007.

4The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Table 2 - Analysis of Changes in Net Interest Income 1

	2009 Compared to 2008 Increase (Decrease) Due to			2008 Compared to 2007 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	($183.4)	($98.8)	($282.2)	($12.3)	($19.3)	($31.6)
Real estate construction	(204.7)	(173.1)	(377.8)	(177.6)	(257.6)	(435.2)
Real estate home equity lines	24.4	(298.0)	(273.6)	85.2	(376.5)	(291.3)
Real estate commercial	83.0	(233.2)	(150.2)	75.9	(173.8)	(97.9)
Commercial - FTE[2]	(88.9)	(181.1)	(270.0)	236.9	(349.9)	(113.0)
Credit card	5.4	33.5	38.9	14.5	2.4	16.9
Consumer - direct	28.7	(75.8)	(47.1)	21.8	(72.5)	(50.7)
Consumer - indirect	(42.4)	0.7	(41.7)	(47.5)	11.8	(35.7)
Nonaccrual and restructured	20.4	(9.6)	10.8	22.4	(14.3)	8.1
Securities available for sale:
Taxable	323.7	(264.7)	59.0	117.3	(25.4)	91.9
Tax-exempt [2]	(2.1)	(6.2)	(8.3)	(0.3)	1.2	0.9
Funds sold and securities purchased under agreements to resell	(7.3)	(15.6)	(22.9)	12.5	(36.2)	(23.7)
Loans held for sale	6.8	(64.0)	(57.2)	(327.0)	(52.1)	(379.1)
Interest-bearing deposits	-	(0.6)	(0.6)	0.1	(0.6)	(0.5)
Interest earning trading assets	(125.0)	(64.0)	(189.0)	(203.0)	(149.8)	(352.8)

Total interest income	(161.4)	(1,450.5)	(1,611.9)	(181.1)	(1,512.6)	(1,693.7)

Interest Expense
NOW accounts	27.2	(181.0)	(153.8)	23.3	(244.2)	(220.9)
Money market accounts	89.0	(294.5)	(205.5)	95.7	(197.9)	(102.2)
Savings	(0.4)	(5.7)	(6.1)	(8.7)	(30.6)	(39.3)
Consumer time	(2.0)	(158.1)	(160.1)	(7.6)	(117.5)	(125.1)
Other time	32.3	(128.7)	(96.4)	6.0	(113.7)	(107.7)
Brokered deposits	(150.1)	(87.2)	(237.3)	(251.1)	(218.6)	(469.7)
Foreign deposits	(38.3)	(39.9)	(78.2)	(63.5)	(155.0)	(218.5)
Funds purchased	(13.9)	(34.3)	(48.2)	(27.9)	(87.1)	(115.0)
Securities sold under agreements to repurchase	(26.9)	(47.7)	(74.6)	(44.6)	(150.1)	(194.7)
Interest-bearing trading liabilities	(11.6)	4.5	(7.1)	12.3	(0.7)	11.6
Other short-term borrowings	(5.7)	(34.7)	(40.4)	22.8	(88.7)	(65.9)
Long-term debt	(124.5)	(231.5)	(356.0)	109.8	(71.1)	38.7

Total interest expense	(224.9)	(1,238.8)	(1,463.7)	(133.5)	(1,475.2)	(1,608.7)

Net change in net interest income	$63.5	($211.7)	($148.2)	($47.6)	($37.4)	($85.0)

1Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

2Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis.

Net Interest Income/Margin

FTE net interest income was $4,589.0 million during 2009, a decrease of $148.2 million, or 3.1%, from 2008. Net interest margin decreased six basis points from 3.10% in 2008 to 3.04% in 2009, while average earning assets decreased $1.8 billion, or 1.2%. Earning asset yields declined 100 basis points from 5.53% to 4.53%, and the rates paid on interest-bearing liabilities over the same period decreased 103 basis points.

Throughout 2009, we experienced an upward net interest margin trend, from 2.87% in the first quarter to 3.27% in the fourth quarter. The combination of liabilities re-pricing at lower rates and an increase in client deposits, as well as improved deposit mix, enabled a reduction in higher-cost sources of funding while loans and earning assets declined more rapidly, offsetting some of the benefit. Loan and deposit pricing are the primary opportunities to generate additional margin expansion in 2010, while the primary risks relate to the possibility that nonperforming assets will rise and loan demand will remain sluggish. Our current expectation for net interest margin in the near-term is for some compression. A full quarter’s impact of holding $5 billion in U.S. Treasury securities and the first quarter consolidation of selected off-balance sheet entities, are expected to have a small negative impact on margin which may be partially offset by improvements in deposit pricing. Additionally, we expect to experience a seasonal decline in deposits.

Average earning assets decreased $1.8 billion, or 1.2%, from 2008. Average loans decreased $4.4 billion, or 3.5%. The decline is attributable to a $4.8 billion, or 44.7%, reduction in real estate construction loans, a $3.0 billion, or 9.4%, reduction in real estate 1-4 family residential loans, and a $1.7 billion, or 4.4%, reduction in commercial loans. The decreases in real estate construction, 1-4 family residential loans and commercial loans were partially offset by increases in the commercial real estate loan portfolio of $1.6 billion, or 11.5%, as well as a $3.0 billion, or 104.8%, increase in nonperforming and restructured loans. To offset the decline in loans, average securities available for sale increased $6.7 billion, or 50.6%, from 2008 due to a $4.6 billion increase in MBS and a $2.1 billion increase in U.S. Treasury and agency securities.

Yields on average earning assets declined 100 basis points from 2008 to 2009 driven by declines in market interest rates. Our loan portfolio yielded 4.66% for the year 2009, down 95 basis points from 2008. A large percentage of our commercial loans are variable rate indexed to one month LIBOR. In order to manage interest rate risk, we utilized receive fixed/pay floating interest rate swaps to hedge interest income in a declining rate environment. That interest rate risk management strategy along with increased swap-related notional balances ($8.6 billion of additional floating rate commercial loans were swapped to fixed rate) and lower rates in 2009 resulted in swap income increasing from $229.0 million in 2008 to $539.5 million in 2009. While the underlying loans swapped to fixed are classified as both commercial real estate and commercial, all of the swap income is recorded as interest on commercial loans. The classification of all swap income in the commercial loan category, combined with the increased notional value of received fixed swaps and the declining balance of commercial loans, produced a significantly smaller decline in reported commercial loan yields as compared to underlying rate indices. In addition, loan-related interest income was augmented in 2009 by our loan pricing initiatives.

Average interest earning trading assets declined by $3.8 billion, or 49.3%. Despite the decline in trading assets, we continue to use this portfolio as part of our overall asset/liability management; however, the size and nature of trading assets will fluctuate over various economic cycles. Average LHFS were $5.2 billion during 2009, an increase of 2.4% from the prior year. The increase in LHFS occurred as a result of increased mortgage loan production.

Average consumer and commercial deposits increased $11.8 billion, or 11.7%, in 2009 compared to 2008. This growth consisted of increases of $5.3 billion, or 20.0%, in money market accounts, $3.3 billion, or 15.8%, in demand deposits, $2.5 billion, or 12.0%, in NOW accounts, and $819.1 million, or 2.8%, in time deposits. Deposit growth was the result of marketing campaigns, competitive pricing, and clients’ increased preference for the security of insured deposit products. However, a portion of the deposit growth is related to the industry-wide flight to the safety of insured deposits and reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $4.8 billion of brokered deposits, $3.8 billion of foreign deposits, and $2.8 billion of long-term debt. Overall, average interest-bearing liabilities declined $7.0 billion, or 5.4%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid. Bank Solid.” branding campaign continues to be very well received and we believe it is helping drive client acquisition. We also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients. Notwithstanding these deposit generation successes, some of the deposit growth is due to seasonality and the economic environment. Deposit balances are expected to decline modestly in the first quarter related to seasonality, and further over time as the economy improves.

During 2009, the interest rate environment was characterized by lower rates, yet a steeper yield curve versus 2008. More specifically, the Fed funds target rate averaged 0.25%, a decrease of 183 basis points, the Prime rate averaged 3.25%, a decrease of 183 basis points, one-month LIBOR averaged 0.33%, a decrease of 235 basis points, five-year swaps averaged 2.65%, a decrease of 104 basis points, and ten-year swaps averaged 3.44%, a decrease of 80 basis points. Rates paid on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed rate loan yields tend to track movements in the five-year swap rate. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products, as evidenced by the 92 basis point decline in the average rate paid on interest-bearing consumer and commercial deposits versus the 235 basis point decline noted in one-month LIBOR.

Foregone interest income from nonperforming loans reduced net interest margin by 21 basis points for 2009 as average nonaccrual loans increased $2.3 billion, or 82.7% from 2008. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” sections of this MD&A. Tables 1 and 2 contain more detailed information concerning average balances, yields earned, and rates paid.

Table 3 - Noninterest Income

	Year Ended December 31
(Dollars in millions)	2009	2008	2007
Service charges on deposit accounts	$848.4	$904.1	$822.0
Other charges and fees	522.7	510.8	479.1
Trust and investment management income	486.5	592.3	685.0
Mortgage production related income	376.1	171.4	91.0
Mortgage servicing related income	329.9	(211.8)	195.4
Card fees	323.8	308.4	280.7
Investment banking income	272.0	236.5	214.9
Retail investment services	217.8	289.1	278.0
Trading account profits/(losses) and commissions	(40.7)	38.2	(361.7)
Gain from ownership in Visa	112.1	86.3	-
Gain on sale of businesses	-	198.1	32.3
Net gain on sale/leaseback of premises	-	37.0	118.8
Other income	163.6	239.8	350.1
Net securities gains	98.0	1,073.3	243.1

Total noninterest income	$3,710.2	$4,473.5	$3,428.7

Noninterest Income

Noninterest income decreased by $763.3 million, or 17.1%, in 2009, compared to 2008, driven largely by transactional items in 2008 that did not recur in 2009 such as gains from the sale and contribution of Coke stock, gains from the sale of certain businesses, and gains from the sale/leaseback of certain corporate real estate properties. In addition, mark to market valuation losses on our public debt and related hedges carried at fair value were recognized in 2009 while mark to market valuation gains were recognized in 2008. The decrease in noninterest income was partially offset by higher mortgage-related income as a result of increased mortgage production in 2009 and an impairment charge recorded on our MSRs carried at LOCOM during 2008 which was partially recovered in 2009. Additionally, in 2008, we recorded valuation losses related to our expected purchase of ARS and mark to market write-downs related to illiquid securities and warehouse loans carried at market that partially offset the overall decline in noninterest income.

Combined mortgage-related income increased $746.4 million compared to 2008. Mortgage servicing related income increased $541.7 million compared to 2008, primarily due to a $199.2 million recovery of impairment on the MSRs carried at LOCOM in 2009 compared to $370.0 million in impairment charges recorded during 2008 on our MSRs portfolio. This increase was partially offset by higher amortization of MSRs due to an increase in prepayments, as well as a decline in the fair value of MSRs.

Mortgage production related income increased $204.7 million, or 119.4%, compared to 2008, primarily due to a $13.7 billion, or 37.6%, increase in production volume that was partially offset by a $346.1 million increase in mortgage repurchase related losses compared to 2008. The increase in production volume during 2009 was due in large part to increased refinancing activity, which we do not expect to remain at this level in the near term. Mortgage repurchase related losses increased from $98.2 million in 2008 to $444.3 million in 2009 as a result of increased repurchase requests from government-sponsored agencies. As discussed in more detail in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements, we provide standard representations and warranties when loans are sold to third party investors. If it is later determined that such representations have been breached, the investor will request that we either purchase the nonperforming loan or reimburse the investor for the loss incurred. Although mortgage repurchase reserves are established at the time of sale, actual credit losses have exceeded the original estimates and we are recognizing higher losses. We update our loss estimate by analyzing the population of loans sold by vintage and product in relation to our recent experience and expected repurchase levels and as a result, the reserve for the repurchase of mortgage loans has increased. A shift in the volume of repurchase requests occurred during the course of 2009 from loans originated and sold prior to 2007. During the latter half of 2009, the majority of our repurchase requests pertained to loans originated and sold in 2007. We believe ultimate losses on newer vintages, specifically 2008 and later, may be lower than older vintages. The elimination of Alt-A loan products, tighter credit and underwriting guidelines, and enhanced processes have reduced the risk profile and, therefore, the repurchase risk exposure of loans originated and sold since 2008. In addition, loans sold in recent years have lower original loan-to-values and are subject to less home price depreciation which should reduce loss severities. While mortgage repurchase related losses are expected to remain elevated during 2010, the shift towards loans originated and sold in more recent years gives us reason to believe that successful repurchase requests by investors and loss severities will decline. The level of losses and reserves during 2010 are dependent primarily upon the continued shift in request volume to newer vintages and no significant deterioration in the overall asset quality of the previously sold loans as indicated by borrower payment performance.

Net securities gains of $1.1 billion for 2008 included a $732.2 million gain on the sale and contribution of a portion of our investment in Coke common stock in addition to a $413.1 million gain on the sale of MBS held in conjunction with our risk management strategies associated with economically hedging the value of MSRs. These gains were partially offset by the recognition through earnings of $83.8 million in charges related to certain ABS that were determined in 2008 to be other-than-temporarily impaired. For additional information on transactions related to our holdings in Coke common stock, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A. During 2009, we recorded net securities gains of $98.0 million which included a $90.2 million gain on the sale of approximately $9.2 billion of agency MBS. These sales were associated with repositioning the MBS portfolio into securities we believe have higher relative value. Net securities gains also included $20.0 million of credit-related OTTI losses on securities with a fair value of approximately $310.6 million, consisting primarily of purchased and retained private residential MBS.

In May 2009, we sold 3.2 million of our Visa Class B shares and entered into a derivative related to such shares. We recognized a gain of $112.1 million in connection with these transactions. During the first quarter of 2008, Visa completed its IPO, and upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income. See Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements for further discussion of the Visa transaction. Gain on sale of businesses consists of an $89.4 million gain on the sale of our remaining interest in Lighthouse Investment Partners during the first quarter of 2008, an $81.8 million gain on the sale of TransPlatinum, our fuel card and fleet management subsidiary, in the third quarter of 2008, a $29.6 million gain on the sale of First Mercantile, a retirement plan services subsidiary, during the second quarter of 2008, and a $2.7 million loss on the sale of a majority interest in ZCI during the fourth quarter of 2008.

Trust and investment management income decreased $105.8 million, or 17.9%, compared to 2008, primarily due to lower fee income attributable to the decline in the equity markets, lower interest rates, and a decline in income associated with the sale of First Mercantile on May 30, 2008. Retail investment services income decreased $71.3 million, or 24.7%, compared to 2008, due to lower annuity sales and reduced brokerage activity and client asset balances. Service charges on deposit accounts decreased $55.7 million, or 6.2%, compared to 2008, as a result of a reduction in consumer spending and lower non-sufficient fund fees. We expect to comply with regulatory changes made by the Federal Reserve and are monitoring potential legislative proposals which, should they become effective, have the potential to affect our ability to generate certain types of fee income in future periods.

Trading account profits/(losses) and commissions decreased $78.9 million compared to 2008, primarily due to $153.0 million in mark to market losses on our public debt and related hedges carried at fair value during 2009 compared with gains of $431.7 million in 2008. The losses during 2009 were caused by an improvement in our credit spreads. These losses were partially offset by $255.9 million in market valuation losses recorded during 2008 on our investments in certain illiquid ABS compared to small gains in 2009 as our exposure to these investments has been substantially reduced through sales, maturities, and write-downs. Additionally, during 2008, we recorded a $177.7 million loss related to our expected repurchase of certain ARS. Capital markets related trading income increased during 2009, compared to the same periods in 2008, due to improved equity derivatives and bond trading offset by decreased fixed income derivative performance. Investment banking income increased $35.5 million, or 15.0%, compared to 2008, due to improved bond origination fees, loan syndication fees, equity underwriting, and direct financing revenues.

Other income decreased $76.2 million, or 31.8%, compared to 2008. The decline was primarily due to losses recognized on certain private equity investments and leases in 2009 compared to gains in 2008 and a recovery from the resolution of a litigation matter recognized in 2008.

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

Table 4 - Noninterest Expense

	Year Ended December 31
(Dollars in millions)	2009	2008	2007
Employee compensation	$2,257.5	$2,327.2	$2,329.0
Employee benefits	542.4	434.0	441.2

Total personnel expense	2,799.9	2,761.2	2,770.2
Amortization/impairment of goodwill/intangible assets	806.8	121.3	96.7
Outside processing and software	579.3	492.6	410.9
Net occupancy expense	356.8	347.3	351.2
Regulatory assessments	302.2	54.9	22.4
Credit and collection services	259.4	156.4	112.5
Other real estate expense	243.7	104.7	15.8
Equipment expense	171.9	203.2	206.5
Marketing and customer development	151.5	372.2	195.0
Mortgage reinsurance	114.9	179.9	0.2
Operating losses	99.5	446.2	134.0
Postage and delivery	83.9	90.1	93.2
Communications	67.4	69.4	79.0
Consulting and legal	57.5	58.6	101.2
Other staff expense	50.8	70.3	132.5
Operating supplies	41.0	44.3	48.7
Net loss on debt extinguishment	39.4	11.7	9.8
Visa litigation	7.0	(33.5)	76.9
Merger expense	-	13.4	-
Other expense	329.5	314.8	364.4

Total noninterest expense	$6,562.4	$5,879.0	$5,221.1

Noninterest Expense

Noninterest expense increased by $683.4 million, or 11.6%, in 2009 compared to 2008. The increase was primarily due to the $751.2 million non-cash goodwill impairment charge recorded in the first quarter of 2009 compared to a $45.0 million impairment charge related to a specific customer intangible asset recognized in the second quarter of 2008. Excluding the impact of the goodwill and customer intangible impairment charges, noninterest expense decreased by $22.8 million, or 0.4%, in 2009 compared to 2008. This slight decrease in noninterest expense (excluding impairment charges) resulted from a decline in credit-related expenses and marketing and customer development. Offsetting these decreases in 2009 were increases in personnel expense, outside processing and software, regulatory assessments, Visa litigation expense, debt extinguishment costs, and other economically cyclical expenses.

Amortization/impairment of intangible assets increased $685.5 million in 2009. The primary driver of the increase was a non-cash goodwill impairment charge of $751.2 million recorded in the first quarter of 2009 related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. The impairment resulted from continued deterioration in real estate markets and the macro economy, which placed downward pressure on the fair value of our mortgage and commercial real estate-related businesses, and caused the significant decline in our market capitalization during the first quarter. The impairment charge had no impact on our regulatory capital and tangible equity ratios. In the second quarter of 2008, we recorded an impairment charge of $45.0 million related to a specific customer intangible asset.

Credit-related costs include operating losses, credit and collection services, other real estate expense and mortgage reinsurance expense. These expenses decreased $169.7 million, or 19.1%, from 2008. Operating losses decreased $346.7 million, or 77.7%, compared to 2008 primarily due to a change in classification related to borrower misrepresentation and claim denials. Prior to the first quarter of 2009, borrower misrepresentation and mortgage insurance claim denials were charged to operating losses. Beginning in 2009, we began recording these losses as charge-offs first against the previously established reserves for fraud losses and then against the ALLL, where the estimated reserves related to these loans are now included. See additional discussion related to these losses in the “Allowance for Credit Losses” section of this MD&A. Included in 2008 was a $206.9 million reserve recorded for borrower misrepresentations and insurance claim denials. Other real estate expense increased $139.0 million, or 132.8%, in 2009 compared to 2008. This increase was due to a $129.1 million increase in valuation related losses on OREO properties and a $40.4 million increase in property expenses, partially offset by net gains of $30.4 million on the sale of properties. Mortgage reinsurance reserve expense, which pertains to our mortgage reinsurance subsidiary, Twin Rivers, decreased from $179.9 million in 2008 to $114.9 million in 2009 as a result of losses reaching or approaching our loss limits within the insurance contracts in 2009. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Credit and collection services expense increased $103.0 million, or 65.9%, in 2009 compared to 2008 due to increased collection and loss mitigation activity.

Marketing and customer development expense decreased $220.7 million, or 59.3%, in 2009, compared to the same period in 2008. The decrease was due to a reduction in corporate advertising and donations expense as a result of the $183.4 million contribution of Coke stock to the SunTrust Foundation made in the third quarter of 2008 and the related impact of reducing our ongoing contributions. Most of the remaining decrease related to a decline in customer development and promotion expenses.

Personnel expenses in 2009 increased by $38.7 million, or 1.4%, from the same period in 2008. The slight increase in personnel expense is attributable to pension costs increasing from $23.9 million in 2008 to $140.9 million in 2009 resulting from an increase in the pension obligation due to 2009 market valuation assumptions. The increase in pension costs were offset by a decline in salaries expense of $69.7 million from 2008 to 2009 reflecting a reduction of approximately 1,332 full time equivalent employees since December 31, 2008 to 28,001 as of December 31, 2009. Personnel expense was also impacted by an increase in incentive compensation primarily related to improved performance in certain businesses.

Outside processing and software increased $86.7 million, or 17.6%, compared to 2008 primarily due to our contracting with a third party in the third quarter of 2008 to provide certain check and related processing operations.

Regulatory assessments expense grew from $54.9 million in 2008 to $302.2 million in 2009 as a result of higher FDIC insurance premium rates and increased deposit balances, as the FDIC sought to replenish the insurance fund. Also contributing to the increase in 2009 was the FDIC special assessment recorded in the second quarter of 2009. The special assessment was a charge that the FDIC levied on all banks to assist in replenishing their reserves. Our portion of that assessment was $78.2 million. In the fourth quarter of 2009, we prepaid three years of expected FDIC premiums in accordance with a newly-enacted regulatory requirement. The total premium of $925 million will be amortized into expense over the next three years. The assessment will also increase in 2011 as a result of a three basis point increase which is effective January 1, 2011. Other future assessments or taxes may occur on financial institutions as a result of legislative developments and the support of the current administration.

Visa litigation expense increased by $40.5 million in 2009 compared to the same period in 2008. This increase is related to a $53.5 million reversal, during 2008, of a portion of the accrued liability associated with the Visa litigation as a result of the funding by Visa of the litigation escrow account, partly offset by accruals based on the resolution of certain Visa related matters.

Net loss on debt extinguishment increased from $11.7 million in 2008 to $39.4 million in 2009. The increase resulted primarily from early termination fees for FHLB advances repaid during the fourth quarter of 2009 resulting in a $23.5 million loss, net of gains on the early extinguishment of other long-term debt. These advance terminations were part of the initiative we took to take advantage of the strong liquidity position we currently benefit from to repay wholesale funding and improve margin.

Other noninterest expense increased $14.7 million, or 4.7%, in 2009 compared to 2008. The increase was due primarily to write-downs of $46.8 million related to affordable housing properties in 2009 as compared to $19.9 million of related charges in 2008. Also contributing to the increase was a $10.7 million increase in unfunded commitment expenses compared to 2008, primarily related to increased loss exposure to unfunded commitments extended to a few large corporate clients and some migration in risk ratings. Beginning in the fourth quarter of 2009, we began recording expense related to unfunded commitment reserves in the provision for credit losses instead of noninterest expense. The expense which was included in the provision for credit losses during the fourth quarter of 2009 amounted to $57.2 million. Partially offsetting the increase were gains from the current year sale of corporate assets and the successful resolution of specific contingent items in 2009.

Other operating expenses remain well controlled as a result of our ongoing commitment to improving efficiency.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. In 2009, the provision for income taxes was a benefit of $898.8 million, compared to a tax benefit of $67.3 million in 2008. The provision represents a negative 36.5% effective tax rate for 2009 compared to a negative 9.2% effective tax rate for 2008. The 2009 effective tax rate was primarily attributable to the pre-tax loss and further increased by net favorable permanent tax items such as tax-exempt interest income, federal tax credits and the release of unrecognized tax benefits related to the completion of audit examinations by several taxing authorities during 2009. The tax benefit was reduced by a goodwill impairment, a significant portion of which was non-tax deductible. The 2008 effective tax rate included a discrete tax benefit related to the release of the deferred tax liability of approximately $65.8 million (net of valuation allowance) in connection with the contribution of 3.6 million shares of Coke common stock to the SunTrust Foundation.

Table 5 - Loan Portfolio by Types of Loans

	As of December 31
(Dollars in millions)	2009	2008	2007	2006	2005
Commercial	$32,494.1	$41,039.9	$35,929.4	$34,613.9	$33,764.2
Real estate:
Residential mortgages	30,789.8	32,065.8	32,779.7	33,830.1	29,877.3
Home equity lines	15,952.5	16,454.4	14,911.6	14,102.7	13,635.7
Construction	6,646.8	9,864.0	13,776.7	13,893.0	11,046.9
Commercial real estate:
Owner occupied	8,915.4	8,758.1	7,948.5	7,709.0	7,398.6
Investor owned	6,159.0	6,199.0	4,661.0	4,858.8	5,117.4
Consumer:
Direct	5,117.8	5,139.3	3,963.9	4,160.1	5,060.8
Indirect	6,531.1	6,507.6	7,494.1	7,936.0	8,389.5
Credit card	1,068.3	970.3	854.1	350.7	264.5

Total loans	$113,674.8	$126,998.4	$122,319.0	$121,454.3	$114,554.9

Loans held for sale	$4,669.8	$4,032.1	$8,851.7	$11,790.1	$13,695.6

Table 6 - Selected Residential Real Estate Loan Quality Information

(Dollars in millions)	December 31, 2009	30 - 89 Days Delinquent	Nonperforming Loans	Nonaccruing TDRs[1]	Accruing TDRs	Portion of Portfolio in Florida
Residential construction	$3,822.9	1.55%	34.8%	0.2%	0.0%	27.0%
Residential mortgages:
Core	23,913.5	1.98	8.5	2.6	4.5	30.3
Prime second lien	2,904.1	2.46	3.1	1.2	3.3	11.9
Lot	1,086.9	3.00	25.0	3.7	11.7	53.1
Alt-A	897.1	5.22	30.2	14.2	15.0	19.0
Home equity loans	1,988.2	2.47	2.8	0.6	1.7	31.1

Total residential mortgages	30,789.8	2.18	8.8	2.7	4.8	29.1
Home equity lines	15,952.5	1.36	1.8	0.2	0.9	37.5

1Nonaccruing TDRs are included in Nonperforming Loans

Table 7 - Funded Exposures by Selected Industries1

	As of December 31, 2009		As of December 31, 2008
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans
Real Estate	$12,756.0	11.2%	$16,853.5	13.3%
Retailing	6,060.8	5.3	7,207.8	5.7
Consumer Products & Services	5,933.7	5.2	6,187.5	4.9
Health Care & Pharmaceuticals	3,922.9	3.5	4,098.3	3.2
Diversified Financials & Insurance	3,477.7	3.1	4,033.5	3.2
Diversified Commercial Services & Supplies	2,867.9	2.5	3,313.2	2.6
Capital Goods	2,463.8	2.2	3,264.2	2.6
Energy & Utilities	2,195.1	1.9	3,414.7	2.7
Religious Organizations/Non-Profits	1,964.3	1.7	2,067.7	1.6
Government	1,954.9	1.7	2,015.4	1.6
Individuals, Inv. & Trusts	1,664.8	1.5	1,086.2	0.9
Media & Telecommunication Services	1,537.4	1.4	2,121.1	1.7
Materials	1,285.5	1.1	1,722.6	1.4

1Industry groupings have been modified from the prior year presentation that was based on the NAICS. The new presentation presents exposure to industries as a result of repayment risk of the loan and allows for better comparability with industry peers who use a similar presentation. As a result of the new presentation, December 31, 2008 balances have been modified from the prior year presentation to reflect industry repayment risk. Groupings are loans in aggregate greater than $1 billion as of December 31.

Loans

Total loans as of December 31, 2009 were $113.7 billion, a decrease of $13.3 billion, or 10.5%, from December 31, 2008. The quarterly decline in total loans was $3.1 billion (December 31, 2008 to March 31, 2009); $1.1 billion (March 31, 2009 to June 30, 2009); $6.3 billion (June 30, 2009 to September 30, 2009); and $2.8 billion (September 30, 2009 to December 31, 2009). The decrease was primarily driven by reduced loan demand in the commercial portfolio, as well as a reduction in our exposure to residential real estate, especially construction related. The portfolio is diversified by product, client, and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products.

Residential mortgages were $30.8 billion, or 27.1% of the total loan portfolio, as of December 31, 2009, down $1.3 billion, or 4.0%, from December 31, 2008. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are virtually no option (negative amortizing) ARMs or subprime loans in the core portfolio.

The core mortgage portfolio was $23.9 billion, or 21.0% of total loans, as of December 31, 2009, and includes $16.6 billion in jumbo mortgages, of which $13.9 billion are ARMs. The remaining $7.3 billion of non jumbo loans includes $3.5 billion in ARMs and $0.9 billion in agency-eligible fixed rate loans. The agency-eligible fixed rate loans are effectively guaranteed by FNMA through a long-term standby commitment in which FNMA has committed to purchase at par those loans that become delinquent. The core first mortgage portfolio included $12.1 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average LTV at origination of the core mortgage portfolio was approximately 75%. The core mortgage portfolio includes approximately $1.0 billion of commercial purpose loans secured by residential real estate.

Prime second lien mortgages were $2.9 billion, or 2.6% of total loans, as of December 31, 2009 with $2.7 billion insured through third party pool-level insurance. We consider the insurance to be integral to the loan and include probable insurance proceeds in our analysis of the collectability of the loans. Total claims paid during 2009 and 2008 under the mortgage insurance arrangements were $111.7 million and $43.8 million, respectively. Under the insurance arrangement, we are exposed to cumulative losses by vintage pool from 5% to 8%, as well as cumulative losses exceeding 10%. Due to deterioration in delinquency rates, most of the pools have reached the first tier insurance stop loss limit. As of December 31, 2009, we had fully reserved for our exposure in the 5% to 8% loss layer, and we have also reserved for estimated losses above the 10% stop loss. In addition, we continue to experience claim denials on certain loans due to borrower misrepresentation and loan documentation issues, which may impact the recognition of uninsured losses. See “Allowance for Credit Losses” section of this MD&A for a discussion of losses related to borrower misrepresentation and denied claims.

Home equity loans comprise $2.0 billion, or 1.7% of total loans, as of December 31, 2009 and have a 76% weighted average combined LTV at origination. Approximately 67% of the home equity loans are in a second lien position. Lot loans were $1.1 billion, or approximately 1.0% of total loans, as of December 31, 2009. Alt-A first lien loans were $0.7 billion, or approximately 0.6% of total loans, as of December 31, 2009. Alt-A second lien loans totaled $0.2 billion. Alt-A firsts and seconds and lot loans have declined to less than 2% of the total loan portfolio.

The home equity line portfolio was $16.0 billion, or 14.0% of total loans, as of December 31, 2009, which is down $501.9 million, or 3.1%, from December 31, 2008. The portfolio has a weighted average combined LTV at origination of approximately 73%. Third party originated home equity lines continued to perform poorly, however, only 10% of home equity line balances were originated through that channel. We have eliminated origination of home equity products through third party channels, eliminated greater than 85% of LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been reducing line commitments in higher risk situations. We continue to enhance our collections and default management processes. From a risk management perspective, there is virtually no line availability remaining in higher risk segments (i.e., lines originated by third parties and lines in Florida exceeding 80% current LTV). Overall, this portfolio displayed stable asset quality metrics; however, the portfolio continues to under perform.

The commercial loan portfolio decreased $8.5 billion, or 20.8%, from December 31, 2008 and comprises 28.6% of total loans at December 31, 2009. The reduction in the commercial portfolio resulted primarily from a continued trend of declining line of credit utilization among our mid-size and larger corporate clients due to lower working capital needs and enhanced access to the capital markets. The pace of decline did slow during the fourth quarter. The portfolio is diversified by industry, geography, client segment, and collateral; and continues to perform reasonably well overall.

The commercial real estate portfolio was $15.1 billion, or 13.3% of total loans, an increase of $117.3 million, or 0.8%, from December 31, 2008. The increase was attributable to the natural migration of loans maturing from the construction real estate loan portfolio into mini-perm financing. This portfolio includes both owner-occupied and income producing collateral, with almost 60% being owner occupied properties. The commercial real estate portfolio, including both owner occupied and investor owned, is performing satisfactorily overall. Of the total commercial real estate portfolio, approximately 81% are income properties such as office buildings, warehouses and retail buildings. Given conditions in the commercial real estate market, we anticipate continued stress and credit losses in this portfolio; however, we expect it to perform relatively well given its composition and underwriting.

The construction portfolio was $6.6 billion, or 5.8% of total loans, at December 31, 2009, a decrease of $3.2 billion, or 32.6%, from December 31, 2008. The construction portfolio consists of $0.8 billion of residential construction to perm loans, $1.2 billion of residential construction loans, $1.9 billion of commercial construction loans, $1.8 billion of acquisition and development loans, and $0.9 billion of undeveloped land loans. We have reduced the level of risk in the construction portfolio by aggressively managing our construction exposure. This reduction is evident from the $7.1 billion, or 51.8%, decline in outstanding balances since December 2007. Commercial related construction loans represent 28.5% of the total construction portfolio and credit performance remains acceptable overall. Performance of residential construction related loans remained weak; however, during the fourth quarter 30 days + delinquencies declined. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund is down from prior periods.

The indirect consumer portfolio was $6.5 billion, or 5.7% of total loans, at December 31, 2009, up $23.5 million, or 0.4%, from December 31, 2008. The increase is partially attributable to new vehicle sales triggered by the federal government “Cash for Clunkers” incentive program. This portfolio is experiencing a reduced level of charge-offs compared to 2008 and is benefiting from lower fuel prices, stabilized used car values, and natural turnover into newly underwritten vintages.

The direct consumer portfolio was $5.1 billion, or 4.5% of total loans, at December 31, 2009, down $21.5 million, or 0.4%, from December 31, 2008. Student loans, which are mostly government supported, made up $3.1 billion, or approximately 61% of the direct consumer portfolio. This portfolio also includes loans and lines to individuals for personal or family uses.

The increase in LHFS of $637.7 million, or 15.8%, is due primarily to higher levels of mortgage loan originations.

Table 8 - Allowance for Loan and Lease Losses

(Dollars in millions)	As of December 31
Allocation by Loan Type	2009	2008	2007	2006	2005
Commercial	$650.0	$631.2	$422.6	$415.9	$439.6
Real estate	2,268.0	1,523.2	664.6	443.1	394.1
Consumer loans	202.0	196.6	110.3	95.5	109.4
Unallocated [1]	-	-	85.0	90.0	85.0

Total	$3,120.0	$2,351.0	$1,282.5	$1,044.5	$1,028.1

	As of December 31
Year-end Loan Types as a Percent of Total Loans	2009	2008	2007	2006	2005
Commercial	28.6%	32.3%	29.4%	28.8%	29.2%
Real estate	60.2	57.8	60.6	61.2	58.7
Consumer loans	11.2	9.9	10.0	10.0	12.1

Total	100.00%	100.00%	100.00%	100.00%	100.00%

1 Beginning in 2008, the unallocated reserve is reflected in our homogeneous pool estimates.

Table 9 - Summary of Credit Losses Experience

	Year Ended December 31
(Dollars in millions)	2009		2008		2007		2006		2005
Allowance for Credit Losses
Balance - beginning of period	$2,378.5		$1,290.2		$1,047.0		$1,031.7		$1,050.0
Allowance associated with loans at fair value [1]	-		-		(4.1)		-		-
Allowance from acquisitions and other activity - net	-		158.7		-		-		-
Provision for loan losses	4,006.7		2,474.2		664.9		262.5		176.9
Provision for unfunded commitments [4]	87.4		19.8		5.2		(1.1)		3.6

Charge-offs:
Commercial	(612.8)		(218.7)		(133.6)		(178.9)		(107.3)
Real estate:
Home equity lines	(714.9)		(449.6)		(116.2)		(28.8)		(24.5)
Construction	(507.0)		(194.5)		(12.2)		(2.3)		(6.0)
Residential mortgages [3]	(1,235.7)		(525.1)		(113.1)		(29.6)		(22.8)
Commercial real estate	(31.6)		(24.7)		(2.1)		(8.1)		(3.1)
Consumer loans:
Direct	(56.9)		(41.9)		(23.4)		(22.0)		(37.2)
Indirect	(152.4)		(192.9)		(106.4)		(82.3)		(109.6)
Credit cards	(86.0)		(33.1)		(7.3)		(4.6)		(4.7)

Total charge-offs	(3,397.3)		(1,680.5)		(514.3)		(356.6)		(315.2)

Recoveries:
Commercial	40.4		24.1		23.3		28.6		35.1
Real estate:
Home equity lines	30.2		16.4		7.8		6.9		6.2
Construction	7.6		2.8		1.2		2.0		0.8
Residential mortgages	17.8		7.8		5.5		7.9		8.1
Commercial real estate	3.8		1.1		1.9		6.2		2.6
Consumer loans:
Direct	8.2		8.2		9.6		12.1		13.5
Indirect	49.0		54.2		41.3		45.4		48.9
Credit cards	2.6		1.5		0.9		1.4		1.2

Total recoveries	159.6		116.1		91.5		110.5		116.4

Net charge-offs	(3,237.7)		(1,564.4)		(422.8)		(246.1)		(198.8)

Balance - end of period	$3,234.9		$2,378.5		$1,290.2		$1,047.0		$1,031.7

Components:
Allowance for loan and lease losses	$3,120.0		$2,351.0		$1,282.5		$1,044.5		$1,028.1
Unfunded commitments reserve	114.9		27.5		7.7		2.5		3.6

Allowance for credit losses	$3,234.9		$2,378.5		$1,290.2		$1,047.0		$1,031.7

Average loans	$121,040.6		$125,432.7		$120,080.6		$119,645.2		$108,742.0
Year-end loans outstanding	113,674.8		126,998.4		122,319.0		121,454.3		114,554.9

Ratios:
Allowance to year-end loans[5]	2.76%		1.86%		1.05%		0.86%		0.90%
Allowance to nonperforming loans[2,5]	58.9		61.7		101.9		216.9		378.0
Allowance to net charge-offs[5]	0.96	x	1.50	x	3.03	x	4.24	x	5.17	x
Net charge-offs to average loans	2.67%		1.25%		0.35%		0.21%		0.18%
Provision for loan losses to average loans	3.31		1.97		0.55		0.22		0.16
Recoveries to total gross charge-offs	4.7		6.9		17.8		31.0		36.9

1 Amount removed from the ALLL related to our election to record $4.1 billion of residential mortgages at fair value.

2 During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the nonperforming loan amount, only loans measured at amortized cost. Previously, this calculation included nonperforming loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Nonperforming loans measured at fair value or the lower of cost or market that have been excluded from the 2007 calculation were $171.5 million, which increased the calculation approximately 12 basis points as of December 31, 2007. Amounts excluded in years prior to 2007 were immaterial and resulted in no basis point change in the respective calculation.

3 Prior to 2009, borrower misrepresentation fraud and denied insurance claim losses were recorded as operating losses in the Consolidated Statements of Income/(Loss). These credit-related operating losses totaled $160.3 million and $78.4 million during the year ended December 31, 2008 and 2007, respectively. Prior to 2007, credit-related operating losses were immaterial. During 2009, credit-related operating losses charged-off against previously established reserves within other liabilities totaled $194.9 million.

4 Beginning in the fourth quarter of 2009, SunTrust recorded the provision for unfunded commitments of $57.2 million within the provision for credit losses in the Consolidated Statements of Income/(Loss). Including the provision for unfunded commitments for the fourth quarter of 2009, the provision for credit losses was $4.1 billion for the twelve months ended December 31, 2009. Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

5 This ratio is calculated using the allowance for loan and lease losses.

Allowance for Credit Losses

The allowance for credit losses consists of the ALLL as well as the reserve for unfunded commitments.

We continuously monitor the credit quality of our loan portfolio and maintain an ALLL sufficient to absorb current probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include internal risk ratings, net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in our ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be internal risk rating trends, recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values). Other factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-quarter to three years for wholesale-related loans. During periods of economic stress, the incurred loss period tends to contract. The ALLL process excludes loans measured at fair value as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component. Starting in third quarter 2009, the ALLL includes results from a recently enhanced residential mortgage loss forecast model. The model utilizes more granular loan specific information, as well as home price index changes at the Metropolitan Statistical Area level to estimate incurred losses and loss severities. The enhanced modeling capabilities, as well as declines in the home price index, resulted in increases to average loss severity estimates related to residential mortgage loans, which partially contributed to the increase in the ALLL.

At December 31, 2009, the ALLL was $3,120.0 million, which represented 2.76% of period-end loans not carried at fair value. This compares with an ALLL of $2,351.0 million, or 1.86% of period-end loans not carried at fair value, as of December 31, 2008. The year-over-year increase of $769.0 million in the ALLL is comprised of quarterly increases of $384.0 million (December 31, 2008 to March 31, 2009); $161.0 million (March 31, 2009 to June 30, 2009); $128.0 million (June 30, 2009 to September 30, 2009); and $96.0 million (September 30, 2009 to December 31, 2009) which reflects a declining trend in ALLL increases as a result of stabilizing leading asset quality indicators. The year-over-year increase in ALLL reflects, among other items, the current economic downturn, decreasing home prices, and higher losses in the residential and commercial real estate-related portions of the loan portfolio. Future changes in the ALLL will depend significantly on credit quality indicators, which are highly influenced by the broader economy. The majority of the increase in the allowance for loan losses pertained to the residential real estate-related portion of the loan portfolio and specific reserves for residential developers. In the first quarter of 2009, we began classifying losses associated with borrower misrepresentation and insurance claim denials in the ALLL. Previously, these fraud-related losses were recorded in operating losses within noninterest expense. These losses are now being recorded in the ALLL since we believe that borrower credit-related issues due to the deteriorating economic environment have become the predominant contributor to the losses. Realized losses on these loans are reflected as charge-offs.

Our ALLL framework has two basic elements: specific allowances for loans individually evaluated for impairment and a component for pools of homogeneous loans not individually evaluated. The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, specific allowance is established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. Restructured consumer loans are also evaluated in this element of the estimate. As of December 31, 2009, the specific allowance related to commercial impaired loans individually evaluated and restructured consumer loans totaled $538.0 million, compared to $201.8 million as of December 31, 2008; $292.2 million of this increase is driven by the loan modification efforts on consumer and residential loans. Specific reserves associated with larger commercial loans individually evaluated increased $44.0 million to $193.0 million at December 31, 2009. This increase is primarily driven by deterioration in loans to residential builders.

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

We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of December 31, 2009, the general allowance totaled $2,582.0 million. This compares to a general allowance totaling $2,149.2 million as of December 31, 2008. The increase was primarily driven by declining home prices and the associated deterioration in credit quality of the residential mortgage and home equity lines of credit portfolios. Increases to the commercial related reserves were driven by higher expected loss factors.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged down to net realizable value at 120 and 180 days delinquent, depending on the collateral type, in compliance with FFIEC guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more unless the loan is both secured by collateral having value sufficient to discharge the debt in full and the loan is in the legal process of collection. Accordingly, secured loans may be charged down or reserves established to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent reserves and/or charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial reserves and/or charge-off amounts are based on valuation estimates derived from either appraisals, broker price opinions, or other market information. Generally, updated appraisals are received within 90 days of the foreclosure process. However, collateral values are updated and reviewed periodically based on market information from multiple sources.

Net charge-offs during 2009 were $3.2 billion, an increase of $1.7 billion from 2008. Net charge-offs to average loans ratio was 2.67% and 1.25% as of December 31, 2009 and 2008, respectively. The increase in net charge-offs reflects the effects of the housing crisis and related economic downturn. The largest increases were seen in residential mortgage ($700.6 million), commercial ($377.8 million), real estate construction ($307.7 million) and home equity lines ($251.5 million). We do not originate subprime consumer real estate loans; however lower residential real estate values and recessionary economic conditions have affected borrowers of higher credit quality. Construction net charge-offs increased due to the resolution of loan workouts in the residential builder construction portfolio. The increase in commercial net charge-offs was driven by relatively fewer, but larger credits in unrelated, economically cyclical industries as well as small businesses. During the fourth quarter of 2009, net charge-offs declined across most loan categories, except residential construction, which increased as a result of continued workout activities. Overall, our outlook is for elevated net charge-offs in the near term, particularly related to residential mortgages associated with loans migrating to foreclosure, with the possibility that improvement could begin in the second half of 2010 depending on the strength and pace of economic recovery.

The ratio of the ALLL to total nonperforming loans decreased to 58.9% as of December 31, 2009 from 61.7% as of December 31, 2008. The decline in this ratio was due to a $1.5 billion increase in nonperforming loans compared to 2008, driven primarily by increases in residential mortgage and real estate construction nonperforming loans, partially offset by the $769.0 million increase in the ALLL. The increase in nonperforming loans was driven primarily by deteriorating economic conditions and declining home values in most markets that we serve as well as home builders and commercial loans in economically sensitive businesses. We write down residential nonperforming loans to the expected value of the underlying collateral, less estimated selling costs as measured at the time the loan is 180 days past due. Declines, if any, in the collateral value of the nonperforming loans subsequent to the initial charge-off are captured in the ALLL and then recognized as additional charge-offs upon foreclosure. The charge-off is applied against the ALLL; therefore, the relationship between ALLL and nonperforming loans becomes less correlated since the carrying value of such charged-off nonperforming loans has already recognized losses that are estimated to be realized at that point in time. Another factor that impacts the ALLL to nonperforming loans ratio is that most of the nonperforming loans have some amount of net residual value; therefore, while the entire loan is classified as nonperforming, only the amount of estimated losses that has not already been charged-off would be captured in the ALLL. Product mix of nonperforming loans and the related charge-off practices are relevant considerations in the evaluation of ALLL coverage of nonperforming loans.

The reserve for unfunded commitments was $114.9 million and $27.5 million as of December 31, 2009 and December 31, 2008, respectively. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to funded wholesale loans except utilization assumptions are considered. Larger nonperforming unfunded commitments and letters of credit are individually evaluated for loss content. The $87.4 million increase in the reserve for unfunded commitments reflects the deterioration in the overall economy and credit conditions during the year. We do not anticipate this level of growth to continue during 2010 unless the economic environment deteriorates significantly.

Provision for Credit Losses

The provision for credit losses includes both the provision for loan losses, relating to funded loans, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The provision for loan losses during 2009 totaled $4.0 billion, an increase of $1.5 billion, or 61.9%, from 2008. The increase in the provision for loan losses is primarily driven by elevated losses and increases in ALLL due to deteriorating asset quality conditions in the residential related and wholesale portfolios. We expect net charge-offs and the provision for loan losses to remain at elevated levels until we experience a sustained improvement in the credit quality of the loan portfolio. The amount of future growth in the ALLL is highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as sustained improvement in our portfolio-specific credit quality indicators. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A.

Table 10 - Nonperforming Assets

	As of December 31
(Dollars in millions)	2009	2008	2007	2006	2005
Nonperforming Assets
Nonaccrual/nonperforming loans:
Commercial	$484.0	$322.0	$74.5	$106.8	$70.9
Real estate:
Construction	1,484.6	1,276.8	295.3	38.6	24.4
Residential mortgages	2,715.9	1,847.0	841.4	266.0	95.7
Home equity lines	289.0	272.6	135.7	13.5	7.6
Commercial real estate	391.8	176.6	44.5	55.4	44.6
Consumer loans	37.3	45.0	39.0	23.5	28.7

Total nonaccrual/nonperforming loans	5,402.6	3,940.0	1,430.4	503.8	271.9
Other real estate owned [1]	619.6	500.5	183.7	55.4	30.7
Other repossessed assets	79.1	15.9	11.5	6.6	7.2

Total nonperforming assets	$6,101.3	$4,456.4	$1,625.6	$565.8	$309.8

Ratios:
Nonperforming loans to total loans	4.75%	3.10%	1.17%	0.41%	0.24%
Nonperforming assets to total loans plus OREO and other repossessed assets	5.33	3.49	1.33	0.47	0.27
Restructured loans (accruing)	$1,640.9	$462.6	$29.9	$28.0	$24.4
Accruing loans past due 90 days or more	1,499.9	1,032.3	611.0	351.5	371.5

1 Does not include foreclosed real estate related to loans previously serviced for GNMA reported in other assets and insured by FHA and VA as to principal and interest.

Nonperforming Assets

Nonperforming assets totaled $6.1 billion as of December 31, 2009, an increase of $1.6 billion, or 36.9%, from December 31, 2008. Nonperforming loans as of December 31, 2009 were $5.4 billion, an increase of $1.5 billion, or 37.1%, from December 31, 2008. Of this total increase, nonperforming residential mortgage loans represented $868.9 million, commercial real estate loans represented $215.2 million, real estate construction loans represented $207.8 million, commercial loans represented $162.0 million, and home equity lines represented $16.4 million. We experienced slight declines in total nonperforming assets and total nonperforming loans over the last six months of 2009 as well as a decline in early stage delinquencies. The slight decline in total nonperforming loans was primarily related to commercial and construction loans, partially offset by increases in residential mortgages and commercial real estate loans.

Of the $5.4 billion in nonaccruing loans, approximately 80% is related to residential real estate. Residential mortgages and home equity lines represent 55.6% of total nonaccruals. The increase in nonperforming assets is largely related to the housing correction and related decline in the values of residential real estate. The nonperforming assets are also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions. The asset quality of the residential mortgage portfolio showed signs of stabilization and moderating growth in nonperforming loans during the fourth quarter, although on an absolute basis, this portfolio continues to perform poorly. We have noted an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is primarily due to delays in the judicial foreclosure process. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible; despite these efforts, it is likely we will realize additional losses on these nonperforming assets in the future.

Nonperforming residential mortgages are primarily collateralized by one-to-four family residential properties. Approximately 84% of the nonperforming loans relate to properties in our footprint; approximately 52% of such nonperforming loans are in Florida. Approximately 75% of the nonperforming residential mortgages have been on nonaccrual status for at least six months. We have reached a point where growth in residential mortgage nonperforming loans has slowed as we are approaching the equilibrium point where the nonperforming loan outflow from foreclosures is offsetting the inflow from new nonperforming loans. Approximately 52% of the nonperforming home equity lines were from lines originated by third parties, lines in Florida with combined LTVs greater than 80%, or lines in other states with combined LTVs greater than 90%. Beginning in 2006, we tightened the underwriting standards applicable to many of the residential loan products offered.

Nonaccrual construction loans were $1.5 billion, an increase of $207.8 million, or 16.3%, from December 31, 2008. Approximately 90% of the nonperforming construction loans are secured by residential real estate; specifically, $261 million construction to perm, $429 million residential construction, and $641 million in residential land, acquisition, and development properties. Beginning in September 2007, underwriting standards were tightened for new loan originations in the construction to perm portfolio. At this point, we believe that the residential construction nonperforming loans are at or near their peak. The vast majority of the problem loans in the portfolio have been identified and are in the workout process. As a result, charge-offs will remain elevated, but declining, over the next two to three quarters as we continue workout activities.

Nonaccrual commercial loans were $484.0 million, up $162.0 million, or 50.3%, from December 31, 2008. The increase was driven primarily by loans to a few larger commercial borrowers in economically cyclical industries together with loans to mid-size borrowers. Commercial loan charge-offs, early stage delinquency and nonperforming loans declined in the fourth quarter. We continue to see some stress in more cyclically sensitive industries and in our small business portfolio.

Nonaccrual commercial real estate loans increased by $215.2 million, or 121.9%, to $391.8 million compared to December 31, 2008. The increase occurred in a variety of property types, including office and hotel. The composition of commercial real estate nonaccruals is split almost equally between owner occupied and investor owned loans.

Early stage delinquencies (30-89 days past due) were stable to declining in almost all of our non-residential secured consumer portfolios. The exception was in the consumer direct portfolio, which is largely comprised of federally guaranteed or privately insured student loans, and which drove the increase. Excluding student loans, the early stage delinquency ratio for the consumer direct portfolio was 1.07%. Total early stage delinquencies declined to 1.37% as of December 31, 2009 from 1.52% as of September 30, 2009 and 1.81% as of December 31, 2008.

In order to maximize the collection of loan balances, we evaluate accounts that experience financial difficulties on a case-by-case basis to determine if their terms should be modified. We are aggressively pursuing modifications when there is a reasonable chance that the modification will allow the client to continue servicing the debt. For residential real estate secured loans, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we strongly encourage short sales and deed-in-lieu arrangements. Accruing loans with modifications that are deemed to be economic concessions resulting from borrower difficulties are reported as TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured typically after six months of repayment performance. Nonaccruing restructured loans were $912.5 million and $268.1 million as of December 31, 2009 and December 31, 2008, respectively.

Accruing restructured loans were $1.6 billion at December 31, 2009, an increase of $1.2 billion, or 254.7%, from December 31, 2008. Of these TDRs, 97% are first and second lien residential mortgages and home equity lines of credit, and not commercial or commercial real estate loans. At December 31, 2009, specific reserves included in the ALLL for all consumer real estate TDRs (accruing and nonaccruing) were $345.0 million. In addition, we have already recorded approximately $140 million in charge-offs on the nonaccruing TDRs and also have $86.0 million in mark to market adjustments on TDRs carried at fair value. These loans are primarily residential related and are being restructured in a variety of ways to help our clients remain in their homes and mitigate potential additional loss to us. The primary restructuring methods offered to our clients are reductions in interest rates and extensions in terms. The increase in loan modifications also impacted the moderation in nonperforming loan growth and early stage delinquencies. Within the accruing TDR portfolio, 85% of loans are current on principal and interest and 70% of the total TDR portfolio is current. Not all restructurings will ultimately result in the complete collection of principal and interest, as modified. We anticipate that some of the restructured loans will default, which could result in incremental losses to us, which has been factored into our overall ALLL estimate. The level of re-defaults will be affected by future economic conditions. Generally, once a consumer loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it ultimately pays off in most circumstances.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During 2009 and 2008, this amounted to $36.2 million and $25.4 million, respectively. For 2009 and 2008, estimated interest income of $354.1 million and $233.3 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. Interest income on restructured loans that have met their performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. During 2009, this amounted to $52.2 million. For 2009, estimated interest income of $75.2 million would have been recorded if all loans returned to accruing status had been accruing interest according to their original contractual terms. During 2008, the difference between income under original contractual terms and the modified terms for restructured loans was insignificant.

As of December 31, 2009, accruing loans past due ninety days or more increased by $467.6 million, or 45.3%, from December 31, 2008 to $1.5 billion. Included in this accruing loan population are $978.9 million and $493.7 million of loans at December 31, 2009 and December 31, 2008, respectively, that have been sold to GNMA and are fully insured by the FHA and the VA. When loans are sold to GNMA, we retain an option to repurchase the loans when they become delinquent. As such, we are required to record these loans on our balance sheet when our option becomes exercisable. Also included in the accruing loans past due ninety days or more as of December 31, 2009 and December 31, 2008 were $366.7 million and $367.6 million, respectively, of student loans which were federally guaranteed at various levels between 97% and 100%.

OREO as of December 31, 2009 was $619.6 million, an increase of $119.1 million, or 23.8%, from December 31, 2008. The growth consists of a $225.7 million increase in construction-related properties primarily driven by residential construction of $147.5 million and commercial properties of $78.2 million, acquired through foreclosure offset by a net decrease of $106.6 million in residential homes. The amount of inflows and outflows has increased over the past several quarters as nonperforming loans migrate through the resolution process. Most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprise 50% and 36%, respectively, of OREO; the remainder relates to residential construction and other properties. Upon foreclosure, these properties were re-evaluated and if necessary, written down to their then current estimated net realizable value (estimated sales price less selling costs); further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses. See additional discussion of OREO-related costs in the “Noninterest Expense” section of this MD&A.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Certain financial instruments such as trading securities, derivatives, and securities available for sale are required to be carried at fair value. Companies are also permitted to elect to carry specific financial instruments at fair value to avoid some of the complexities of hedge accounting and more closely align the economics of their business with their results of operations without having to explain a mixed attribute accounting model. Based on our balance sheet management strategies and objectives, we have elected to carry certain other financial assets and liabilities at fair value. These instruments include all, or a portion, of the following: debt, residential mortgage loans, brokered deposits, and trading loans.

We record changes in these instruments’ fair values through earnings and economically hedge and/or trade these assets or liabilities in order to manage the instrument’s fair value volatility and economic value. Following is a discussion of all financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2009 and 2008.

Table 11 - Trading Assets and Liabilities

	As of December 31
(Dollars in millions)	2009	2008	2007
Trading Assets
Debt securities:
U.S. Treasury and federal agencies	$1,150.3	$3,127.6	$4,194.4
U.S. states and political subdivisions	58.5	159.1	171.2
Corporate debt securities	464.7	585.8	607.0
Commercial paper	0.6	399.6	2.4
Residential mortgage-backed securities - agency	94.2	58.6	127.5
Residential mortgage-backed securities - private	13.9	38.0	600.4
Collateralized debt obligations	174.9	261.5	2,245.1
Other debt securities	25.9	813.2	149.8

Total debt securities	1,983.0	5,443.4	8,097.8
Equity securities	163.0	116.8	242.7
Derivative contracts	2,610.3	4,701.8	1,977.4
Other	223.6	134.3	200.5

Total trading assets	$4,979.9	$10,396.3	$10,518.4

Trading Liabilities
Debt securities:
U.S. Treasury and federal agencies	$192.9	$440.4	$332.7
Corporate and other debt securities	144.1	146.8	188.1

Total debt securities	337.0	587.2	520.8
Equity securities	7.8	13.3	71.9
Derivative contracts	1,844.1	2,640.3	1,567.7

Total trading liabilities	$2,188.9	$3,240.8	$2,160.4

Trading Assets and Liabilities

Trading assets decreased $5.4 billion, or 52.1%, since December 31, 2008. The majority of the decrease consisted of a $3.5 billion reduction in trading debt securities, which was primarily driven by the sale in the first quarter of 2009 of approximately $2.0 billion of our agency trading portfolio that consisted of FHLB floating rate notes. The sale of these securities was completed primarily to reduce low yielding securities and improve margin.

CP decreased $399.0 million from $399.6 million at December 31, 2008 to $0.6 million at December 31, 2009. The decrease is primarily due to the discontinuation of the Federal Reserve Bank of Boston’s ABCP MMMF Liquidity Facility program that was implemented in 2008 which allowed eligible depository institutions, bank holding companies, and affiliated broker/dealers to purchase certain ABCP from certain MMMF.

Other debt securities decreased $787.3 million during the year ended December 31, 2009. Of this decrease, $603.4 million was the result of the temporary suspension and wind-down of the TRS business. See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements for additional information regarding our TRS business.

Derivative assets and liabilities also decreased in 2009 by $2.1 billion and $0.8 billion, respectively, of which $1.5 billion and $655.1 million, respectively, was driven by the movements in fair values of interest rate based derivatives including $184.1 million in terminated interest rate swaps on FHLB advances that were repaid in the first quarter of 2009. In addition, $249.5 million of the decrease in derivative assets was due to the decline in fair value of our cash flow hedges related to the probable forecasted sale of Coke common shares, which change in fair value also increased the derivative liabilities by $45.9 million. The termination of TRS transactions resulted in the decrease of derivative assets and liabilities during 2009 of $171.0 million and $166.6 million, respectively. The remaining decrease in derivative assets and liabilities was primarily due to the partial termination of cross currency swaps hedging foreign denominated debt and the changes in fair value of those hedge positions still outstanding.

Certain ABS were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008 and first quarter of 2009. The securities acquired during the fourth quarter of 2007 included SIVs (that are collateralized by various domestic and foreign assets), residential MBS (including Alt-A and subprime collateral), CDO, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the year ended December 31, 2009, we recognized approximately $24.2 million in net market valuation gains related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.3 billion since the acquisition in the fourth quarter of 2007, reducing the exposure at December 31, 2009 to approximately $159.3 million. During 2009, we received approximately $6.5 million in sales proceeds and $108.5 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS. All but a small amount of the remaining acquired asset portfolio consists of SIVs undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of those proceedings. During the second quarter of 2009, one of our three remaining SIVs liquidated as a result of the completion of enforcement proceedings; this liquidation resulted in proceeds of $18.6 million and a realized gain of $1.8 million, due to the liquidation value being slightly above our recorded fair value, that was recorded in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss) for the year ended December 31, 2009. During 2009, we received approximately $65.0 million in partial payments on the remaining SIVs undergoing enforcement. While further losses are possible, our experience during 2008 and 2009 reinforces our belief that we have appropriately written these assets down to fair value as of December 31, 2009. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets and Liabilities” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $176.4 million at December 31, 2009 and $133.1 million at December 31, 2008. The majority of these ARS are preferred equity securities, and the remaining securities consist of ABS backed by trust preferred bank debt or student loans.

In September 2008, we purchased, at amortized cost plus accrued interest, a Lehman Brothers security from the RidgeWorth Prime Quality Money Market Fund (the “Fund”). The Fund received a cash payment for the accrued interest along with a $70 million note that we issued. RidgeWorth, one of our wholly-owned subsidiaries, is the investment adviser to the Fund. The Lehman Brothers security went into default when Lehman Brothers filed for bankruptcy in September 2008. We took this action in response to the unprecedented market events during the third quarter and to protect investors in the Fund from losses associated with this specific security. When purchased by the Fund, the Lehman Brothers security was rated A-1/P-1 and was a Tier 1 eligible security. During 2008, we recorded a pre-tax market valuation loss of $63.8 million as a result of the purchase. During 2009, we sold this security, recognizing a gain for the year of $2.8 million. We evaluated this transaction under the applicable accounting guidance and concluded that we were not the primary beneficiary and therefore consolidation of the Fund was not appropriate.

Table 12 – Securities Available for Sale

	As of December 31
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies
2009	$7,939.9	$13.4	$39.2	$7,914.1
2008	464.6	21.9	0.3	486.2
2007	383.2	7.2	-	390.4
U. S. states and political subdivisions
2009	$927.9	$27.8	$10.6	$945.1
2008	1,018.9	24.6	6.1	1,037.4
2007	1,052.6	16.2	1.5	1,067.3
Residential mortgage-backed securities - agency
2009	$15,704.6	$273.2	$61.7	$15,916.1
2008	14,424.5	135.8	10.2	14,550.1
2007	9,326.9	71.4	12.1	9,386.2
Residential mortgage-backed securities - private
2009	$500.7	$6.0	$99.4	$407.3
2008	629.2	8.3	115.3	522.2
2007	994.4	0.3	35.6	959.1
Other debt securities
2009	$785.7	$16.2	$4.6	$797.3
2008	302.8	4.5	13.1	294.2
2007	243.2	0.7	1.6	242.3
Common stock of The Coca-Cola Company
2009	$0.1	$1,709.9	$-	$1,710.0
2008	0.1	1,358.0	-	1,358.1
2007	0.1	2,674.3	-	2,674.4
Other equity securities[1]
2009	$786.2	$0.9	$-	$787.1
2008	1,443.1	5.2	-	1,448.3
2007	1,539.2	5.2	-	1,544.4
Total securities available for sale
2009	$26,645.1	$2,047.4	$215.5	$28,477.0
2008	18,283.2	1,558.3	145.0	19,696.5
2007	13,539.6	2,775.3	50.8	16,264.1

1Includes $343.3 million and $493.2 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value, $360.4 million and $360.9 million of Federal Reserve Bank stock stated at par value and $82.2 million and $588.5 million of mutual fund investments stated at fair value as of December 31, 2009 and December 31, 2008, respectively.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The size of the securities portfolio, at fair value, was $28.5 billion as of December 31, 2009, an increase of $8.8 billion, or 44.7%, from December 31, 2008. The carrying value of securities available for sale reflected $1.8 billion in net unrealized gains as of December 31, 2009, comprised of a $1.7 billion unrealized gain from our remaining 30.0 million shares of Coke common stock and $0.1 billion in net unrealized gains on the remainder of the portfolio.

The average yield on securities available for sale on a FTE basis for 2009 declined to 4.23% compared to 5.99% in 2008 primarily as a result of the net purchase of lower-yielding MBS issued by federal agencies in late December of 2008 as well as the net purchase of lower-yielding U.S. Treasury and federal agency debentures throughout 2009, improving the portfolio’s quality and liquidity in anticipation of the repayment of TARP upon regulatory approval.

In 2009, we sold approximately $9.2 billion of agency MBS recognizing a $90.2 million gain on those sales. These sales were associated with repositioning the MBS portfolio into securities we believe have higher relative value.

The portfolio’s effective duration increased to 3.0% as of December 31, 2009 from 2.8% as of December 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.0% suggests an expected price change of 3.0% for a one percent instantaneous change in market interest rates. The credit quality of the securities portfolio remained strong with approximately 95% of the total securities available for sale portfolio rated AAA, the highest possible rating by nationally recognized rating agencies.

During 2009, we recognized $20.0 million of credit-related OTTI within net securities gains in the Consolidated Statements of Income/(Loss) and $92.8 million of non-credit related OTTI within OCI. This total OTTI loss of $112.8 million relates to securities with a fair value of approximately $310.6 million as of December 31, 2009, consisting primarily of purchased and retained private residential MBS. These impaired securities were valued using third party pricing data, including broker indicative bids, or expected cash flow models. See Note 5, “Securities Available for Sale,” to the Consolidated Financial Statements for further discussion.

The amount of ARS recorded in the available for sale securities portfolio totaled $156.4 million as of December 31, 2009 and $48.2 million as of December 31, 2008. Included in ARS are tax-exempt municipal securities in addition to student loan ABS.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime loan melt-down intensified throughout 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The second half of 2008 was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks, increased unemployment, and further declines in real estate values. Additional liquidity adjustments were made on many securities, and wider spreads caused valuing our level 3 financial instruments to become even more difficult. Initially in 2009, we saw continued volatility with the credit crisis further eroding liquidity and investor confidence; however, we began to experience the return of some stability in certain financial markets throughout the majority of 2009. In spite of some improvement in the market, record high mortgage delinquencies and foreclosures led to further downward pressure on certain private residential mortgage backed products. As a result, loss projections used by investors to estimate cash flows of these products more than doubled during the year, particularly for 2007 vintage private MBS.

Fair value is the estimated price using market-based inputs or assumptions that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available, in the fair value estimation process, unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has generally diminished the observability of trades and assumptions that have historically been available. As such, the degree to which significant unobservable inputs have been utilized in our valuation procedures has increased over the past two years, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and continued to persist in certain markets in 2009. However, we have begun to observe increased trading activity in certain markets, such as corporate debt markets (both primary and secondary) and the market for Small Business Administration instruments, which has provided corroborating evidence for our estimates of fair value.

The lack of liquidity, as evidenced by significant decreases in the volume and level of activity in certain markets, creates additional challenges when estimating the fair value of certain financial instruments. Generally, the assets and liabilities most affected by the lack of liquidity are those classified as level 3 in the fair value hierarchy. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing level 3 securities. The current illiquid markets are requiring discounts of this degree to drive a market competitive yield, as well as account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids and/or (iv) our professional judgment. For certain securities, particularly non-investment grade MBS, a reasonable market discount rate could not be determined using those methodologies and, therefore, dollar prices were established based on market intelligence.

Pricing services and broker quotes were obtained when available to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis; however, the ability to obtain reasonable and reliable broker quotes or price indications continues to be challenging. We gained an understanding of the information used by third party pricing sources to develop their estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

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

We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities available for sale, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 13

	As of
(Dollars in millions)	December 31, 2009	December 31, 2008
Trading assets	$390.1	$1,391.4
Securities available for sale	1,322.1	1,489.6
Loans held for sale	151.5	487.4
Loans	448.7	270.3
Other intangible assets [1]	935.6	-
Other assets [2]	13.5	73.6

Total level 3 assets	$3,261.5	$3,712.3

Total assets	$174,164.7	$189,138.0

Total assets measured at fair value	$37,914.9	$32,897.2

Level 3 assets as a percent of total assets	1.9%	2.0%
Level 3 assets as a percent of total assets measured at fair value	8.6	11.3

Long-term debt	$-	$3,496.3
Trading liabilities	45.9	-
Other liabilities [2,3]	48.1	1.2

Total level 3 liabilities	$94.0	$3,497.5

Total liabilities	$151,633.9	$166,637.2

Total liabilities measured at fair value	$7,160.6	$11,456.5

Level 3 liabilities as a percent of total liabilities	0.1%	2.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	1.3	30.5

1 Includes MSRs carried at fair value.

2 Includes IRLCs.

3 Includes derivative related to sale of Visa shares during the second quarter of 2009.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale totals approximately $1.3 billion at December 31, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $836.9 million at December 31, 2009. Level 3 trading assets total approximately $390.1 million at December 31, 2009. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly private MBS and collateral debt obligations, including interests retained from Company-sponsored securitizations or purchased from third-party securitizations and investments in SIVs. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all of the Level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable. Approximately half of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is predominantly secured by 2007 vintage prime first lien mortgage loans, however, there is also exposure to prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007. Level 3 trading liabilities consists of the Coke derivative valued at approximately $45.9 million at December 31, 2009.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities available for sale or trading securities. As of December 31, 2009, the fair value of ARS purchased is approximately $176.4 million in trading assets and $156.4 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from backup liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

We saw a reduction in our level 3 portfolios during 2009 due to sales, paydowns, transfers of assets from level 3 to level 2, and/or continued deterioration in values of certain securities, in particular, private MBS. At December 31, 2009, we hold assets in two SIVs that are in receivership and are carried at a fair value of approximately $126.1 million. Our holdings of SIV assets decreased by $61.9 million during 2009, due to settlements or partial paydown of approximately $83.6 million, offset by gains of approximately $21.7 million. The gain resulted primarily from the improvement in the cash positions of the SIVs as well as modest improvements in the value of the underlying assets. Our level 3 portfolio has experienced a significant number and amount of downgrades during this time of economic turmoil. While our level 3 municipal securities and equity securities are of high credit quality, certain vintages of private MBS have suffered from deterioration in credit quality leading to downgrades. At December 31, 2009, our private MBS contained approximately $314 million of 2007 vintage securities available for sale and trading securities and approximately $19 million of 1999-2006 vintage securities available for sale and trading securities that had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment grade ratings at the time of origination or purchase. All of these securities that are classified as available for sale are also included as part of our quarterly OTTI evaluation process. See Note 5, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding impairment recognized through earnings on private MBS during the year ended December 31, 2009.

Residual and other retained interests classified as securities available for sale or trading securities are valued based on internal models that incorporate assumptions, such as prepayment speeds, estimated credit losses, and discount rates which are generally not observable in the current markets. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuations or used to validate outputs from our own proprietary models. We evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. Sales, trading and settlement activity were scarce in 2009 for many of our level 3 securities; however, we maintained consistency in our pricing methodology and processes, and incorporated any relevant changes to the valuation assumptions needed to ensure a supportable fair value for these illiquid securities, based on market conditions at December 31, 2009.

During the year ended December 31, 2009, we recognized through earnings $21.6 million in net losses related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

During the year ended December 31, 2009, our level 3 assets were temporarily increased due to the purchase of approximately $1.3 billion of Three Pillars CP which was then transferred out of level 3 to level 2 due to increased market trading levels subsequent to our purchases which ultimately reduced our outstanding amount to zero as of December 31, 2009. We continued to see a reduction in other level 3 trading assets and securities available for sale as the net result of purchases, sales, issuances, settlements, maturities, and paydowns. Included in this net reduction were purchases of level 3 ARS totaling $234.3 million, of which $86.7 million was classified as trading securities and $147.6 million was classified as securities available for sale. No other significant purchases of level 3 trading assets or available for sale securities were added. We also redeemed stock in the FHLB of approximately $150.8 million which is classified as level 3 available for sale securities. A modest amount of available for sale securities were transferred into level 3 consisting of municipal bonds for which no observable activity exists. We also transferred U.S. Treasury and federal agency trading securities out of level 3 consisting of Small Business Administration securities for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which we began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the rest of 2009. This level of activity provided us with sufficient market evidence of pricing, such that we did not have to make any significant adjustments to observed pricing, nor was our pricing based on unobservable data. As such, this portfolio was transferred out of level 3.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs, the Visa litigation related derivative, discussed below, and The Agreements we entered into related to our investment in Coke common stock, which are level 3 instruments. Because the value of The Agreements is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The Agreements carry scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of The Agreements. At December 31, 2009, The Agreements were in a liability position to us of approximately $45.9 million.

Loans and Loans Held for Sale

Level 3 loans are primarily non-agency residential mortgage loans held for investment or LHFS for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the mortgage loans.

During the years ended December 31, 2009 and 2008, we transferred $307.0 million and $656.1 million, respectively, of loans that were previously designated as held for sale to held for investment, as they were determined to be no longer marketable. Of these amounts, $272.1 million during the year ended December 31, 2009, and $83.9 million during the year ended December 31, 2008 were LHFS reported at fair value and will continue to be reported at fair value as loans held for investment.

On May 1, 2008, we acquired 100% of the outstanding common shares of GB&T. We elected to account for $171.6 million of the acquired loans, which were classified as nonaccrual, at fair value. Upon acquisition, the loans had a fair value of $111.1 million. These loans are primarily commercial real estate loans which do not trade in an active secondary market, and as such, are considered level 3 instruments. As these loans are all classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for the majority of these loans. In order to fair value these loans, we utilized market data, when available, as well as internal assumptions, to derive fair value estimates of the underlying collateral. During the year ended December 31, 2009, we recorded through earnings a gain of $2.4 million on these loans compared to a loss of $4.2 million on these loans during the year ended December 31, 2008. On December 31, 2009, primarily as a result of paydowns, payoffs, and transfers to OREO, the loans had a fair value of $12.2 million.

Other Intangible Assets

We record MSRs at fair value on both a recurring and non-recurring basis. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for discussion of the valuation methodology, underlying assumptions and validation procedures performed.

Other Assets/Liabilities, net

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative is estimated based on our expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. See Note 18, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

The fair value methodology and assumptions related to our IRLCs is described in Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

Long-Term Debt

We elect to carry a portion of our publicly-issued, fixed rate debt at fair value. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted average life of 4.9 years. During the years ended December 31, 2009 and 2008, we recognized net losses of $153.0 million and net gains of $431.7 million, respectively, in noninterest income associated with fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the value of the debt.

Credit spreads widened throughout 2008 and the first quarter of 2009 in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. However, credit spreads tightened throughout the remainder of 2009 after the SCAP results were published and additional capital was raised. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions. To mitigate the prospective impact of spread tightening, we completed the repurchase of approximately $386.6 million of our publicly-traded long-term debt during the year ended December 31, 2008. No fair value public debt was repurchased during the year ended December 31, 2009.

To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times, we may also purchase fixed rate agency MBS to achieve this offset in interest rates. There were no agency MBS held as of December 31, 2009 for this purpose.

We have historically used quotes from a third party pricing service as our primary source for valuation and have deemed such quotes as reasonable estimates of fair value by utilizing broker quotes and/or institutional trading data, when available, as corroborating evidence. Secondary trading activity had begun to increase in the first quarter of 2009 and we observed continued increases in the volume and level of activity in the secondary markets through the fourth quarter of 2009. In addition, we observed issuances in the primary markets of similar securities. Because we had a sufficient amount of observable market pricing upon which to base our valuation, we utilized that data as the primary source for valuing the fixed rate debt. Given that observable market data was used, we transferred our fixed rate debt out of level 3 as of the end of the second quarter.

Overall, the financial impact of the level 3 financial instruments did not have a significant impact on our liquidity or capital. We acquired $3.5 billion of certain ABS from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $2.5 billion in cash consideration from paydowns, settlements, sales, and maturities of these securities. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from regulatory capital.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY

Background

We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s IPO and received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 90 years and have been classified as available for sale securities, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity. As of December 31, 2009, as a result of the transactions undertaken in 2008 discussed herein, we owned 30 million Coke shares with an accounting cost basis of $69,295 and a fair market value of approximately $1.7 billion.

We commenced a comprehensive balance sheet review initiative in early 2007 in an effort to improve liquidity and capital efficiency. As part of this initiative, we began to formally evaluate the capital efficiency of our holdings of Coke common shares, as we were prohibited from including the market value of our investment in Coke common shares in Tier 1 capital in accordance with Federal Reserve capital adequacy rules.

Executed Multi-Step Strategy

As we reported in connection with our financial results for the quarter ended June 30, 2007, we sold 4.5 million Coke common shares, or approximately 9% of our holdings at that time, in an open market sale. At that time, we also announced publicly that we were evaluating various strategies to address our remaining Coke common shares.

In the second and third quarters of 2008, we completed the following three-part strategy with respect to our remaining 43.6 million common shares of Coke: (i) a market sale of 10 million shares, (ii) a charitable contribution of approximately 3.6 million shares to the SunTrust Foundation and (iii) the execution of The Agreements on 30 million shares. Our primary objective in executing these transactions was to optimize the benefits we obtained from our long-term holding of this asset, including the capital treatment by bank regulators.

I.	Market Sale

During the second quarter of 2008, we sold 10 million Coke common shares in the market. These sales, which resulted in an increase of approximately $345.0 million to Tier 1 capital, generated approximately $549.0 million in net cash proceeds and an after-tax gain of approximately $345.0 million that was recorded in our financial results for the quarter ended June 30, 2008. This transaction resulted in foregone annual dividend income of approximately $15.0 million, after-tax, and gave rise to a current tax liability with a marginal rate of just over 37%.

II.	Contribution to the SunTrust Foundation

In July 2008, we contributed approximately 3.6 million Coke common shares to the SunTrust Foundation, which was reflected as a contribution expense of $183.4 million in our financial results for the quarter ended September 30, 2008. As the gain from this contribution is non-taxable, the only impact to our net income was the release of the deferred tax liability of approximately $65.8 million (net of valuation allowance). This contribution increased Tier 1 capital in the third quarter by approximately $65.8 million. This gain and resultant increase to Tier 1 capital were reflected in our third quarter results, as we had not made any commitments or entered into any other transactions as of June 30, 2008 that would have required us to record this contribution in the second quarter. This contribution will result in foregone annual dividend income of approximately $5 million, after-tax. We expect this contribution to act as an endowment for the SunTrust Foundation to make grants to charities operating within our footprint for years to come and reduce our ongoing charitable contribution expense. This transaction was treated as a discrete item for income tax provision purposes and significantly lowered the effective tax rate for the third quarter of 2008.

III.	The Agreements

The final piece of the strategy related to the remaining 30 million Coke common shares and was executed in July 2008. We entered into The Agreements, which were comprised of two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares. Under The Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle The Agreements for no less than approximately $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than approximately $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to approximately $66.02 per share and approximately $65.72 per share, under each of the respective Agreements.

During the terms of The Agreements, and until we sell the 30 million Coke common shares, we generally will continue to receive dividends as declared and paid by Coke and will have the right to vote such shares. However, the amounts payable to us under The Agreements will be adjusted if actual dividends are not equal to amounts expected at the inception of the derivative.

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

The Federal Reserve determined that we may include in Tier 1 capital, as of the effective date of The Agreements, an amount equal to the Minimum Proceeds minus the deferred tax liability associated with the ultimate sale of the 30 million Coke common shares. Accordingly, The Agreements resulted in an increase in Tier 1 capital during the third quarter of approximately $728 million.

DEPOSITS

Table 14 – Composition of Average Deposits

	Year Ended December 31			Percent of Total
(Dollars in millions)	2009	2008	2007	2009	2008	2007
Noninterest-bearing	$24,249.2	$20,949.0	$21,677.2	20.3%	18.0%	18.1%
NOW accounts	23,600.6	21,080.7	20,042.8	19.8	18.2	16.7
Money market accounts	31,863.5	26,564.8	22,676.7	26.7	22.9	18.9
Savings	3,664.2	3,770.9	4,608.7	3.1	3.2	3.8
Consumer time	16,718.1	16,770.2	16,941.3	14.0	14.5	14.2
Other time	13,068.4	12,197.2	12,073.5	11.0	10.5	10.1

Total consumer and commercial deposits	113,164.0	101,332.8	98,020.2	94.9	87.3	81.8
Brokered deposits	5,648.3	10,493.2	16,091.9	4.7	9.0	13.4
Foreign deposits	433.9	4,250.3	5,764.5	0.4	3.7	4.8

Total deposits	$119,246.2	$116,076.3	$119,876.6	100.0%	100.0%	100.0%

Average consumer and commercial deposits increased during 2009 by $11.8 billion, or 11.7%, compared to 2008 with the growth concentrated in noninterest bearing DDA, NOW, and money market accounts. The increase was partially offset by declines in savings and consumer time account balances. During 2009, deposits increased and our deposit mix improved as a result of our marketing efforts, pricing discipline with respect to interest-bearing deposits, improving operational execution, as well as an industry-wide flight to the safety of insured deposits.

Consumer and commercial deposit growth is one of our key initiatives, as we focus on deposit gathering opportunities across all lines of business throughout the geographic footprint. All 16 regions within which we operate exhibited deposit growth during 2009. Deposit growth was accomplished through a judicious use of competitive rates in select products and select geographies. Other initiatives to attract deposits included innovative product and features offerings, enhanced programs and initiatives like regional pricing, new and retention-oriented money offers, more customer-targeted offers, and advanced analytics that leverage product offerings with customer segmentation. We continued to leverage the “Live Solid. Bank Solid.” branding and marketing campaign to improve our visibility in the marketplace. It is designed to speak to what is important to clients in the current environment and to inspire customer loyalty and capitalize on some of the opportunities presented by the new banking landscape. Notwithstanding these deposit generation successes, some of the deposit growth is due to seasonality and the economic environment. Deposit balances are expected to decline modestly in the first quarter related to seasonality, and further over time as the economy improves. Average brokered and foreign deposits decreased by $8.7 billion, or 58.8%, during 2009 compared to 2008. The decrease was due to our ability to grow deposits and, in turn, reduce our reliance upon wholesale funding sources. As of December 31, 2009, securities pledges as collateral for deposits totaled $9.0 billion.

In November 2008, the FDIC created the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies via its DGP, and by providing full coverage of non-interest bearing deposit transaction accounts and capped NOW accounts, regardless of dollar amount via its TAGP. As of October 31, 2009, banks are no longer eligible to issue additional debt under the TLGP. We have opted not to participate in the TAGP beyond December 31, 2009.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Other short-term borrowings decreased $3.1 billion, or 60.1%, from December 31, 2008 to $2.1 billion at December 31, 2009. During November and December of 2008, we purchased $2.5 billion in three-month funding under the TAF in support of the Federal Reserve’s initiative. During the first quarter of 2009, our core deposit growth allowed us to discontinue the use of this source of short-term funding which was the primary cause for the overall decrease during the year.

Long-term debt decreased $9.3 billion, or 34.8%, from December 31, 2008 to $17.5 billion at December 31, 2009. The change in long-term debt was primarily the result of the repayment of $7.4 billion of FHLB advances, $3.4 billion of which were at fair value. Repayment was assisted by the growth during the year of our core deposit portfolio. Additionally, we repurchased approximately $500 million of Parent Company junior subordinated notes and approximately $300 million of Parent Company debt matured during 2009. In the first quarter of 2009, we issued $576.0 million of unsecured senior floating rate notes maturing in 2012 under the terms of the TLGP.

CAPITAL RESOURCES

Table 15 – Capital Ratios

	As of December 31
(Dollars in millions)	2009	2008	2007
Tier 1 capital[1]	$18,068.8	$17,613.7	$11,424.9
Total capital	22,895.2	22,743.4	16,994.1
Risk-weighted assets	139,379.5	162,046.4	164,931.9

Tier 1 capital[1]	$18,068.8	$17,613.7	$11,424.9
Less:
Qualifying trust preferred securities	2,356.4	2,847.3	2,133.4
Preferred stock	4,917.3	5,221.7	500.0
Allowable minority interest	103.6	101.8	105.0

Tier 1 common equity	$10,691.5	$9,442.9	$8,686.5

Risk-based ratios:
Tier 1 common equity	7.67%	5.83%	5.27%
Tier 1 capital	12.96	10.87	6.93
Total capital	16.43	14.04	10.30
Tier 1 leverage ratio	10.90	10.45	6.90
Total shareholders’ equity to assets	12.94	11.90	10.12

1Tier 1 capital includes trust preferred obligations of $2.4 billion at the end of 2009, $2.8 billion at the end of 2008, and $2.1 billion at the end of 2007. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $103.6 million at the end of 2009, $101.8 million at the end of 2008, and $105.0 million at the end of 2007.

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

Both the Company and the Bank are subject to a minimum Tier 1 capital and total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 leverage ratio requirements, which measures Tier 1 capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively.

The Tier 1 common equity, Tier 1 capital, and total capital ratios improved from 5.83%, 10.87%, and 14.04%, respectively, at December 31, 2008 to 7.67%, 12.96%, and 16.43%, respectively, at December 31, 2009. The primary drivers of the increase were the successful completion of our capital plan during the second quarter of 2009 and a $22.7 billion, or 14.0%, reduction in risk-weighted assets. The reduction in risk-weighted assets was due primarily to the $13.3 billion decline in loans held for investment. Also contributing to the reduction was a reduction in unfunded loan commitments and letters of credit during the year.

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the FDIC and the Office of the Comptroller of the Currency completed, in May 2009, the SCAP review of the potential capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as prepared by the U.S. Treasury. The SCAP’s more adverse scenario represented a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us in May 2009, based on the more adverse scenario, that we needed to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The additional common equity was necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. They also intend the additional common equity to serve as a buffer against higher losses than generally expected and to allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. Our 2009 actual credit losses were significantly less than the projections utilized in the SCAP process.

As a result of the Federal Reserve establishing this capital target, we successfully completed a capital plan during the second quarter of 2009 that adjusted the composition of our Tier 1 capital by increasing the portion that is composed of Tier 1 common equity. The capital plan consisted of various transactions that generated an additional $2.3 billion in Tier 1 common equity; $2.1 billion of which was raised in the second quarter. The transactions utilized to increase our Tier 1 common equity consisted of the issuance of common stock, gains realized upon the purchase of certain of our preferred stock and hybrid debt securities, and the sale of Visa Class B shares. The common stock offering raised $1.8 billion in Tier 1 common equity, the purchase of hybrid debt securities created an addition to Tier 1 common equity of $120.8 million, and the gain in connection with sale of the Visa Class B shares resulted in an addition to Tier 1 common equity of $70.1 million. While increasing our total and Tier 1 capital, the results of the common stock offering also diluted our common share count and related book value per share. The 142 million new shares issued in the common offering significantly contributed to the $13.45 decrease from prior year end, to $35.29, in our book value per common share and the $6.10 decrease from prior year end in our tangible book value per common share to $22.59 at December 31, 2009.

We declared and paid common dividends totaling $82.6 million during the year ended December 31, 2009, or $0.22 per common share, compared to $1.0 billion, or $2.85 per common share, during 2008. In addition, we declared dividends payable during the years ended December 31, 2009 and 2008 of $14.1 million and $22.3 million, respectively, on our Series A preferred stock. Further, during the years ended December 31, 2009 and 2008, we declared dividends payable of $242.7 million and $22.8 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury. During the year, we reduced the common share dividend to $0.01 per share, per quarter where it remained as of the most recent common share dividend declaration in December 2009. It is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators as further described below.

In connection with the issuances of the Series A Preferred Stock of SunTrust Banks, Inc., the Fixed to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, the 6.10% Enhanced Trust Preferred Securities of SunTrust Capital VIII, and the 7.875% Trust Preferred securities of SunTrust Capital IX (collectively, the “Issued Securities”), we entered into RCCs. The RCCs limit our ability to repay, redeem or repurchase the Issued Securities (or certain related securities). We executed each of the RCC in favor of the holders of certain debt securities, who are initially the holders of our 6% Subordinated Notes due 2026. The RCCs are more fully described in Current Reports on Form 8-K filed on September 12, 2006, November 6, 2006, December 6, 2006, and March 4, 2008.

In connection with the issuance of the Series C and D Preferred Stock of SunTrust Banks, Inc. we agreed to certain terms affecting repurchase, redemption, and repayment of the preferred stock and restriction on payment of common stock dividends, among other terms. We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s CPP. Generally, we may not pay a regular quarterly cash dividend more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. There also exists limits on the ability of the Bank to pay dividends to SunTrust Banks, Inc. (the “Parent Company”). Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2009.

Included with the issuance of the Series C and D preferred stock was issuance of ten-year warrants to the Treasury to purchase approximately 11.9 million and 6.0 million shares of our common stock at initial exercise prices of $44.15 and $33.70. The preferred stock and related warrants were issued at a total discount of approximately $132 million, which will be accreted into U.S. Treasury preferred dividend expense using the effective yield method over a five year period from each respective issuance date. The terms of the warrants as well as the restrictions related to the issuance of the preferred stock is more fully described in Current Reports on Form 8-K filed on November 17, 2008 and January 2, 2009.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. To manage the major risks that we face and to provide reasonable assurance that key business objectives will be achieved, we have established an enterprise risk governance process and the SunTrust Enterprise Risk Program. Moreover, we have policies and various risk management processes designed to effectively identify, monitor and manage risk.

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

Risk Mission: To measure, monitor and manage risk throughout SunTrust to ensure that risk at the transaction, portfolio and institution levels is viewed consistently in order to optimize risk-adjusted return decision making.

The Board of Directors is wholly responsible for oversight of our corporate risk governance process. The Risk Committee of the Board assists the Board of Directors in executing this responsibility.

The CRO reports to the Chief Executive Officer and is responsible for the oversight of the Corporate Risk Management organization as well as the risk governance processes. The CRO provides overall leadership, vision and direction for our enterprise risk management framework. In addition, the CRO provides regular risk assessments to the Risk Committee of the Board and to the full Board of Directors, and provides other information to Executive Management and the Board, as requested.

The risk governance framework incorporates a variety of senior management risk-related committees. These committees are responsible for ensuring effective risk measurement and management in their respective areas of authority. These committees include: CRC, ALCO, PRAC, and the SunTrust Enterprise Risk Program Steering Committee. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. The CRC consists of various senior executives and meets on a monthly basis.

Organizationally, we measure and oversee risk according to the three traditional risk disciplines of credit risk, market risk (including liquidity risk) and operational risk (including compliance risk). Credit risk programs are overseen by the Chief Wholesale Credit Officer and the Chief Retail Credit Officer. Market risk programs are overseen by the Chief Market Risk Officer. Operational risk programs are overseen by the Chief Operational Risk Officer. The three risk disciplines are overseen on a consolidated basis under our enterprise risk management framework, which also takes into consideration legal and reputation risk factors.

The SunTrust Enterprise Risk Program continues to ensure that the approach and plans for risk management are aligned to the vision and mission of Corporate Risk Management. In addition, the SunTrust Enterprise Risk Program’s goal is to ensure our future compliance with the Basel II Capital Accord. Key objectives of the SunTrust Enterprise Risk Program include incorporating risk management principles that encompass our values and standards and that are designed to guide risk-taking activity, maximizing performance through the balance of risk and reward and leveraging initiatives driven by regulatory requirements to deliver capabilities to better measure and manage risk.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, investment securities, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of our lines of business and our capital adequacy.

The Credit Risk Management group manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews which then maintain underwriting standards in accordance with credit policies and procedures. The Corporate Risk Review unit conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. Credit risk is partially mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as credit default swaps.

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

Operational Risk Management is overseen by our Chief Operational Risk Officer, who reports directly to the CRO. The corporate governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers also report indirectly to the Chief Operational Risk Officer and are responsible for execution of the Operational Risk Management program within their areas.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, Coke common stock, MSRs, loan warehouse and pipeline, and debt carried at fair value. The ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.

Market Risk from Non-Trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by the Board and within narrower guidelines established by ALCO. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models.

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about client behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The net interest income profile reflects a fairly neutral interest rate sensitivity position with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2009	December 31, 2008
+100	0.0%	3.5%
-100	0.1%	(0.1%)

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

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2009	December 31, 2008
+100	0.5%	4.2%
-100	(0.3%)	(1.3%)

The difference from December 31, 2008 to December 31, 2009 seen above in both the economic and financial reporting perspectives related to a 100 basis point shock is primarily due to the significant decline in our higher cost fixed rate funding and brokered deposits year over year as well as a reduction in floating rate assets.

We also perform valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.

As of December 31, 2009, the MVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	Estimated % Change in MVE
	December 31, 2009	December 31, 2008
+100	(4.2%)	(4.2%)
-100	2.3%	1.8%

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Trading instruments are used as part of our overall balance sheet management strategies and to support client requirements through our broker/dealer subsidiary. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. Typically, we maintain a securities inventory to facilitate client transactions. Also in the normal course of business, we assume a limited degree of market risk in hedging strategies.

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had zero backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the years ended December 31, 2009 and 2008.

(Dollars in millions)	2009	2008
Average VAR	$20.7	$28.5
High VAR	$27.6	$42.3
Low VAR	$14.8	$16.5

The lower average VAR during the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily due to sales, paydowns and maturities of acquired illiquid assets. Trading assets net of trading liabilities averaged $4.7 billion and $7.7 billion for the years ended December 31, 2009 and 2008, respectively. Trading assets net of trading liabilities were $2.8 billion and $7.2 billion at December 31, 2009 and 2008, respectively. Declines in average and ending trading assets net of trading liabilities is primarily due to balance sheet management activities and the reduction in acquired illiquid assets.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its monthly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO. In addition, the Risk Committee of our Board sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the FHLB system and the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio. As of December 31, 2009, the potential liquidity from these three sources totaled $31.6 billion—an amount we believe exceeds any contingent liquidity needs.

Uses of Funds.  Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our loan loss reserves, earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, particularly related to our markets, and the adequacy of our capital base.

The Bank and the Parent Company experienced credit rating downgrades from Moody’s, S&P, and Fitch during the first half of 2009. As of December 31, 2009, the senior, long-term debt ratings for the Bank were A2, A- and A- from Moody’s, S&P and Fitch, respectively. The comparable senior, long-term debt ratings for the Parent Company as of December 31, 2009 were Baa1, BBB+ and A-. The Bank’s corresponding short-term ratings were P-1, A-2, and F1 (Moody’s, S&P and Fitch), while the Parent Company’s short-term ratings were P-2, A-2 and F1, respectively.

S&P’s April downgrade of the Bank’s short-term credit rating from A-1 to A-2 materially impacted some of our business activities. The activities most affected were two off-balance sheet businesses: our ABCP conduit, Three Pillars, and our VRDO remarketing operation, both of which depend upon the support of investors who primarily purchase obligations rated A-1 or equivalent. The Bank and the Parent Company have purchased certain amounts of Three Pillars’ overnight CP at estimated market rates, on a discretionary and non-contractual basis (See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, in the Consolidated Financial Statements for additional information). We did not own any of the outstanding Three Pillars’ CP as of December 31, 2009.

We conduct remarketing of municipal securities known as VRDOs. The terms of the VRDOs allow investors to put or tender the securities for repayment prior to maturity. The Bank backs most of these securities with letters of credit that provide liquidity in the event of this early repayment. After the S&P downgrade in April, a substantial portion of our VRDO investors tendered their bonds for repayment, which required the Bank to provide liquidity by funding the letters of credit backing the tendered VRDOs. The Bank’s contingency funding plans anticipated this potential use of liquidity, and the Bank secured ample liquidity for the VRDO program as the funded loans came on to our balance sheet. As the year came to a close, this use of Bank liquidity declined as investor demand for remarketed VRDOs increased and VRDO clients were able to find alternative sources of funding.

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, or CP. Lenders in these unsecured instruments extend credit lines to borrowers based in large part upon the borrower’s credit ratings from the three large nationally recognized statistical ratings organizations. After the S&P downgrade in April, the Bank experienced a decrease in its available credit lines which reduced its depth of access and slightly increased its cost of borrowing in these instruments. The Bank’s conservative liquidity profile and prudent liquidity management greatly mitigated the impact of the downgrade on its daily money markets funding activities and costs. During the fourth quarter, the Parent Company had no CP outstanding and the Bank was a net lender into short-term money markets.

On February 1, 2010, S&P downgraded our senior, long-term debt Bank and Parent Company ratings from A- and BBB+, respectively, to BBB+ and BBB, respectively. Our short-term ratings remained unchanged at A-2. S&P cited expectations of continued stress in and high exposure to residential mortgages, especially in Florida, as the primary factor in its decision to downgrade our long-term ratings. However, concurrent with the downgrade, S&P changed the outlook on our credit ratings to “stable” noting our strong franchise, good liquidity and funding profile, and commercial loan portfolio performance that was in line with their expectations. Our business activities have not been materially impacted as a result of this recent downgrade by S&P.

Sources of Funds.  Our primary sources of funds include a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. During 2009, the Bank experienced strong core deposit growth. Core deposits totaled $116.3 billion as of December 31, 2009, up from $105.3 billion as of December 31, 2008. The Bank used core deposit growth to replace short-term wholesale funding, contributing to the Bank’s strong liquidity position.

We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and CP. Aggregate wholesale funding totaled $28.2 billion as of December 31, 2009 reduced from $44.0 billion as of December 31, 2008. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $8.9 billion as of December 31, 2009, down from $14.2 billion as of December 31, 2008.

An additional source of wholesale liquidity is our access to the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, and various capital securities such as common or preferred stock. The current shelf allows the Parent Company to issue up to $3 billion of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of December 31, 2009, the Bank had capacity to issue $30.9 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity.  We measure Parent Company liquidity by comparing sources of liquidity from short-term assets, such as unencumbered and other investment securities and cash, relative to short-term liabilities, which include overnight sweep funds, seasoned long-term debt, and CP. As of December 31, 2009, the Parent Company had $2.6 billion in such sources compared to short-term debt of $1.6 billion. As of December 31, 2009, the Parent Company also had approximately $5 billion in U.S. Treasury securities that were purchased in the fourth quarter of 2009 in anticipation of repayment of TARP. We also manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt matured in October 2009 and $300 million is scheduled to mature during 2010. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We believe the Parent Company holds ample cash to satisfy these working capital needs. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. In the context of the recent economic recession and credit market turmoil, we reduced our quarterly common stock dividend. Effective for the quarterly dividend paid in September 2009, the common stock dividend was $0.01 per share. It is not likely that we will increase our quarterly dividend until we have returned to profitability and obtained the consent from our applicable regulators.

Recent Market and Regulatory Developments.  Financial market conditions remained under a state of stress during much of 2009. As a result, the federal banking regulatory agencies reviewed the nineteen largest U.S. banks pursuant to the SCAP, which is discussed in greater detail in the “Capital Resources” section of this MD&A.

Pursuant to the SCAP results, we executed several transactions as part of a formalized capital plan approved by the Federal Reserve that increased Tier 1 common equity by $2.3 billion and incidentally raised liquidity at both the Parent Company and the Bank. The transactions included the sale of $1.8 billion of common stock, a $750 million cash tender for certain hybrid debt securities, and the sale of various corporate assets. The sale of additional shares of common stock, through both “at-the-market” and marketed offerings, provided substantial additional long-term liquidity to the Parent Company. The purchase of hybrid debt securities used approximately $525.0 million of Parent Company liquidity since these hybrid securities were obligations of the Parent Company. The net effect of these capital actions was to increase Parent Company liquidity by approximately $1.3 billion. Moreover, the aforementioned asset sales also generated $0.1 billion of liquidity at the Bank.

Other Liquidity Considerations. As detailed in Table 16, we had an aggregate potential obligation of $72.1 billion to our clients in unused lines of credit at December 31, 2009. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $9.0 billion in letters of credit as of December 31, 2009, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Our lines and letters of credit have declined since December 31, 2008 due to our decision to reduce exposure to certain higher risk areas, as well as due to clients’ decision not to renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital. Approximately $5.5 billion of these letters as of December 31, 2009 supported VRDOs, as previously discussed. In addition, at December 31, 2009, lines of credit totaling approximately $3.8 billion supported CP issued by Three Pillars to investors not affiliated with us or Three Pillars. No amounts are currently outstanding related to Three Pillars’ lines of credit. For more information about Three Pillars, see Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

In the third quarter of 2009, the FDIC, in response to the need to replenish DIF balances that declined as a result of recent bank failures, announced details of a plan to restore DIF balances. The restoration plan, as subsequently approved, required all FDIC insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead required to be estimated for the three future years and paid prior to December 31, 2009. In conjunction with the adoption of this rule, the FDIC also approved a three-basis point increase in assessment rates effective on January 1, 2011. Our estimate of three future years of assessments under this restoration plan was $924.8 million with the estimated assessment for 2010 calculated at current rates. We paid that assessment to the FDIC on December 29, 2009 and concurrently recorded a prepaid asset in that amount within other assets in the Consolidated Balance Sheets. We anticipate funding any differences between our prepayment and actual amounts due each quarter using our existing available liquidity.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of December 31, 2009, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of December 31, 2009, our cumulative UTBs amounted to $160.6 million. Interest related to UTBs was $39.3 million as of December 31, 2009. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Table 16 – Unfunded Lending Commitments

(Dollars in millions)	December 31 2009	December 31 2008
Unused lines of credit
Commercial	$35,027.6	$37,167.1
Mortgage commitments[1]	12,227.1	17,010.4
Home equity lines	15,207.9	18,293.8
Commercial real estate	1,922.4	3,652.0
Commercial paper conduit	3,787.1	6,060.3
Credit card	3,945.7	4,167.8

Total unused lines of credit	$72,117.8	$86,351.4

Letters of credit
Financial standby	$8,778.6	$13,622.8
Performance standby	139.7	220.2
Commercial	82.7	99.0

Total letters of credit	$9,001.0	$13,942.0

1Includes $3.3 billion and $7.2 billion in IRLCs accounted for as derivatives as of December 31, 2009 and December 31, 2008, respectively.

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

We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of the warehouse and the IRLCs. The IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments and are not designated as hedge accounting relationships.

MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate known as the par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Given the current economic environment, the level of prepayments has slowed.

We historically have not actively hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities available for sale. However, as of January 1, 2009, we designated the 2008 MSRs vintage and all future MSRs production at fair value. In addition, as of January 1, 2010, we designated at fair value the remaining MSR portfolio being carried at LOCOM. Upon designating the remaining MSRs at fair value, we recognized a cumulative effect adjustment increase in retained earnings, net of taxes, of $88.5 million. The decision to designate the portfolio at fair value, key economic assumptions, and the sensitivity of the current fair value of the MSRs as of December 31, 2009 and 2008 is discussed in greater detail in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements.

Relative to the fair value portion of our retained MSRs, we designated $187.8 million at January 1, 2009 and added $681.8 million of new production during 2009. We recorded an increase in fair value of $65.9 million for the year ended December 31, 2009, including “decay” resulting from the realization of expected monthly net servicing cash flows. The MSRs being carried at fair value total $935.6 million as of December 31, 2009 and are managed within established risk limits and are monitored as part of various governance processes. We recorded losses in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $21.9 million for year ended December 31, 2009, inclusive of the mark to market adjustments on the related hedges.

Relative to the LOCOM portion of our retained MSRs, an impairment recovery gain was recorded in the Consolidated Statements of Income/(Loss) of $199.2 million during 2009. As of December 31, 2009, we held $603.8 million of LOCOM MSRs with a fair value of $748.5 million. As discussed above, this class of MSRs was designated at fair value as of January 1, 2010.

We also have market risk from capital stock we hold in the FHLB of Atlanta and Cincinnati and from capital stock we hold in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. As of December 31, 2009, we held a total of $343.3 million of capital stock in the FHLB. During 2009, we reduced our capital stock holdings in the FHLB by $149.9 million. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as a percentage of the Bank’s capital. During 2009, we held $360.4 million of Federal Reserve Bank capital stock.

For a detailed overview regarding actions taken to address the risk from changes in equity prices associated with our investment in Coke common stock, see “Investment in Common Shares of the Coca-Cola Company,” in this MD&A. We also hold, as of December 31, 2009, a total of approximately $207.7 million of private equity investments that include direct investments and limited partnerships. We hold these investments as long-term investments and make additional contributions based on our contractual commitments but have decided to limit investments into new private equity investments.

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

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 17 summarizes our significant contractual obligations at December 31, 2009, except for pension and other postretirement benefit plans, included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements.

Table 17 – Contractual Commitments

	As of December 31, 2009
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities[1]	$23,686	$4,940	$2,744	$79	$31,449
Short-term borrowings[1]	5,365	-	-	-	5,365
Long-term debt[1]	2,141	7,530	657	7,147	17,475
Operating lease obligations	208	372	322	664	1,566
Capital lease obligations[1]	1	3	2	9	15
Purchase obligations[2]	153	239	228	529	1,149

Total	$31,554	$13,084	$3,953	$8,428	$57,019

1Amounts do not include accrued interest.

2Includes contracts with a minimum annual payment of $5 million.

As of December 31, 2009, our cumulative UTBs amounted to $160.6 million. Interest related to UTBs was $39.3 million as of December 31, 2009. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, with respect to periods for which the statutes of limitations are open, the amount of tax and interest (if any) that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding MD&A. We have identified certain accounting policies as being critical because (1) they require our judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

Allowance for Loan and Lease Losses

The ALLL represents our estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for credit losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on our review and evaluation of larger loans that meet our definition of impairment and the current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and our assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data.

Larger nonaccrual loans and certain consumer, commercial, and commercial real estate loans whose terms have been modified in a TDR, are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the specific ALLL estimates. Key judgments used in determining the allowance for credit losses include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by evaluating quantitative and qualitative factors, including net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. During 2008 and 2009, we experienced increases in delinquencies and net charge-offs in residential real estate loans due to the deterioration of the housing market. The ALLL considered these market conditions in deriving the estimated ALLL; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the ALLL see the “Provision for Credit Losses”, “Allowance for Loan and Lease Losses”, and “Nonperforming Assets” sections in this MD&A.

Estimates of Fair Value

Certain of our assets and liabilities are measured at fair value on a recurring basis. The extent to which we use fair value on a recurring basis was significantly expanded upon the election to begin to carry certain financial assets and liabilities at fair value beginning in 2007. Examples of recurring uses of fair value include derivative instruments, available for sale and trading securities, certain held for investment and held for sale loans, certain issuances of long-term debt, certain classes of the MSR asset, and residual interests from Company-sponsored securitizations. We also measure certain assets at fair value on a non-recurring basis either when such assets are carried at the LOCOM, to evaluate assets for impairment, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS and MSRs accounted for at the LOCOM, OREO, goodwill, intangible assets, nonmarketable equity securities, and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value requires that we make a number of significant judgments. Where observable market prices for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, then fair value is estimated using modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine and the use of different assumptions could result in material changes to these fair value measurements. Various processes and controls have been adopted to determine that appropriate methodologies, techniques and assumptions are used in the development of fair value estimates. These processes include independent price verification, model validation, and corroborating prices from third-parties when possible. The use of significant, unobservable inputs in our models is described in Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In certain instances, we use discount rates in our determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations, MSRs, and certain financial instruments. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The fair value of MSRs is based on discounted cash flow analyses. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is contained in the “Pension Accounting” section below.

In estimating the fair values for investment securities and most derivative financial instruments, we believe that observable market prices are the best evidence of exit price. If such market prices are not available on the exact securities that we own, fair values are based on the market prices of similar instruments, third-party broker quotes or are estimated using industry-standard or proprietary models whose inputs may be unobservable. The distressed market conditions associated with this economic recession have impacted our ability to obtain market pricing data for certain of our investments. Even when market pricing has been available, the reduced trading activity resulting from current market conditions has challenged the observability of these quotations. When fair values are estimated based on internal models, we will consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates.

The fair values of loans held for investment recorded at fair value and LHFS are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When securities prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees, and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity. When estimating fair value for loans that do not trade in an active market, we will make assumptions about prepayment speeds, default rates, loss severity rates, and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive upon sale of the loans.

The fair values of OREO and other repossessed assets are typically determined based on recent appraisals by third parties and other market information, less estimated selling costs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. For long-lived assets, including intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Goodwill

In 2008, our reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. We changed our business segments in 2009. Among other changes, we combined the Consumer Lending business unit with the Mortgage reporting unit and renamed the combined unit as Household Lending; previously Consumer Lending was included in the Retail reporting unit. See Note 22, “Business Segment Reporting” to the Consolidated Financial Statements for a discussion regarding the changes to our reportable segments.

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, due to the significant and unprecedented volatility in market capitalization of the financial institution’s sector, supplemental information is applied based on observable multiples from guideline transactions, adjusting to reflect our specific factors, as well as current market conditions. Based on our latest annual impairment analysis of goodwill, we believe that the fair value for all reporting units is substantially in excess of the respective reporting unit’s carrying value, with the exception of Corporate and Investment Banking which had a fair value that exceeded carrying value by 6%.

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

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The sum of the reporting units’ cash flow projections are used to calculate an overall implied internal rate of return. The implied internal rate of return serves as a baseline for estimating the specific discount rate for each reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In 2009, the discount rates ranged from 13% to 27% as a result of the economic environment causing market dislocation and lower valuation multiples.

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

The size of the implied goodwill is significantly affected by the estimated fair value of loans. The estimated fair value of a loan portfolio is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of distressed market conditions is a significant contributor to valuation discounts associated with loans. Future changes in the fair value of a reporting unit’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

Income Taxes

We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense/(benefit) is reported in the Consolidated Statements of Income/(Loss). The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities on the Consolidated Balance Sheets. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of UTBs related to each of these positions.

During the fourth quarter, we moved from a net deferred tax liability to a net deferred tax asset of $1.7 million. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state NOLs generated by our subsidiaries. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2009. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary. For additional information, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements.

Pension Accounting

Several variables affect the annual variability of cost for our retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns, (5) other actuarial assumptions and (6) healthcare cost. Below is a brief description of these variables and the effect they have on our pension costs.

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

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date, December 31, 2009. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/ increase by approximately $9.3 million.

Expected Long-term Rate of Return on Plan Assets

Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the Retirement Plans, the pre-tax expected rate of return on plan assets was 8.25% for 2008 and 8.0% for 2009. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.

Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of a 10% corridor in net periodic pension expense over the average future service of active employees, which is approximately seven years, or average future lifetime for plans with no active participants that are frozen. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, holding all other actuarial assumptions constant, the benefit cost would decrease/increase by approximately $6.1 million.

Recognition of Actual Asset Returns

Accounting guidance allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use a preferable method in determining pension cost. This method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, turnover rate, retirement rate, disability rate, and the rate of compensation increases. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience. The interest crediting rate applied to each Personal Pension Account was an annual effective rate of 6.64% from January 1, 2009 through June 30, 2009 and 3.0% from July 1, 2009 through December 31, 2009.

Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $12.9 million and $0.7 million increase, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $11.3 million and $0.6 million decrease, respectively.

To estimate the projected benefit obligation as of December 31, 2009, we projected forward the benefit obligations from January 1, 2009 to December 31, 2009, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

Table 18 – Selected Quarterly Financial Data

	Three Months Ended
	2009				2008
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations
Interest income	$1,629.6	$1,657.5	$1,693.3	$1,729.3	$1,985.4	$2,017.3	$2,066.4	$2,258.3
Interest expense	453.1	520.0	603.6	667.2	808.5	871.1	909.7	1,118.5

Net interest income	1,176.5	1,137.5	1,089.7	1,062.1	1,176.9	1,146.2	1,156.7	1,139.8
Provision for credit losses [4]	973.7	1,133.9	962.2	994.1	962.5	503.7	448.0	560.0

Net interest income after provision for credit losses	202.8	3.6	127.5	68.0	214.4	642.5	708.7	579.8
Noninterest income [1]	742.3	775.0	1,071.7	1,121.2	717.7	1,285.2	1,413.0	1,057.5
Noninterest expense	1,453.6	1,428.9	1,528.0	2,152.0	1,586.2	1,665.3	1,375.3	1,252.2

Income/(loss) before provision/(benefit) for income taxes	(508.5)	(650.3)	(328.8)	(962.8)	(654.1)	262.4	746.4	385.1
Net income attributable to noncontrolling interest	2.6	2.7	3.6	3.2	2.5	2.8	3.2	2.9
Provision/(benefit) for income taxes	(263.0)	(336.1)	(148.9)	(150.8)	(309.0)	(52.8)	202.8	91.6

Net income/(loss)	(248.1)	(316.9)	(183.5)	(815.2)	(347.6)	312.4	540.4	290.6

Net income/(loss) available to common shareholders	($316.4)	($377.1)	($164.4)	($875.4)	($374.9)	$304.4	$530.0	$281.6
Net interest income-FTE [2]	$1,206.8	$1,168.2	$1,121.1	$1,093.0	$1,208.7	$1,175.7	$1,185.0	$1,167.8
Total revenue-FTE [2]	1,949.1	1,943.2	2,192.8	2,214.2	1,926.4	2,460.9	2,598.0	2,225.3
Total revenue-FTE excluding net securities gains/(losses), net [2]	1,876.2	1,896.5	2,217.7	2,210.8	1,515.3	2,287.9	2,048.2	2,285.9
Net income/(loss) per average common share: [3]
Diluted	($0.64)	($0.76)	($0.41)	($2.49)	($1.07)	$0.87	$1.52	$0.81
Diluted excluding goodwill/intangible impairment charges other than MSRs [2]	(0.64)	(0.76)	(0.41)	(0.46)	(1.07)	0.87	1.59	0.81
Basic	(0.64)	(0.76)	(0.41)	(2.49)	(1.07)	0.87	1.52	0.81
Dividends paid per average common share	0.01	0.01	0.10	0.10	0.54	0.77	0.77	0.77
Book value per common share	35.29	36.06	36.16	46.03	48.74	49.64	49.56	51.59
Tangible book value per common share [2]	22.59	23.35	23.41	28.15	28.69	29.18	29.04	31.13
Market capitalization	$10,128	$11,256	$8,205	$4,188	$10,472	$15,925	$12,805	$19,290
Market Price:
High	24.09	24.43	20.86	30.18	57.75	64.00	60.80	70.00
Low	18.45	14.50	10.50	6.00	19.75	25.60	32.34	52.94
Close	20.29	22.55	16.45	11.74	29.54	44.99	36.22	55.14

Selected Average Balances
Total assets	$174,040.5	$172,463.2	$176,480.5	$178,871.3	$177,047.3	$173,888.5	$175,548.8	$176,916.9
Earning assets	146,587.2	149,579.4	153,177.2	154,390.0	153,187.9	152,319.8	152,483.0	153,003.6
Loans	115,036.1	119,796.2	124,123.4	125,333.5	127,607.9	125,642.0	125,191.9	123,263.0
Consumer and commercial deposits	117,008.5	114,486.4	113,527.5	107,514.9	102,238.4	100,199.8	101,727.0	101,168.4
Brokered and foreign deposits	5,145.0	5,192.9	6,608.4	7,417.3	12,648.7	15,799.8	15,068.3	15,468.6
Total shareholders’ equity	22,380.7	22,467.9	21,925.7	22,367.9	19,891.0	18,097.4	18,209.3	18,178.7

Average common shares outstanding (000s)
Diluted	494,332	494,169	399,242	351,352	350,439	350,970	349,783	348,072
Basic	494,332	494,169	399,242	351,352	350,439	349,916	348,714	346,581

Financial Ratios and Other Data (Annualized)
Return on average total assets	(0.57)%	(0.73)%	(0.42)%	(1.85)%	(0.78)%	0.71%	1.24%	0.66%

Return on average assets less net unrealized securities gains/(losses) [2]	(0.70)	(0.83)	(0.41)	(1.89)	(1.39)	0.45	0.42	0.72
Return on average common shareholders equity	(7.19)	(8.52)	(3.95)	(20.71)	(8.47)	6.88	12.04	6.41
Return on average realized common shareholders’ equity [2]	(8.81)	(9.70)	(4.02)	(22.08)	(15.33)	4.45	4.32	7.58
Net interest margin- FTE	3.27	3.10	2.94	2.87	3.14	3.07	3.13	3.07
Efficiency ratio- FTE	74.58	73.53	69.68	97.22	82.34	67.67	52.94	56.27
Tangible efficiency ratio [2]	73.96	72.82	69.05	62.97	81.44	66.92	50.45	55.34
Total average shareholders’ equity to average assets	12.86	13.03	12.42	12.51	11.23	10.41	10.37	10.28
Tangible equity to tangible assets [2]	9.66	9.96	9.75	8.85	8.46	6.47	6.34	6.63
Effective tax rate (benefit)	(51.46)	(51.46)	(44.81)	(15.61)	(47.06)	(20.32)	27.29	23.98
Allowance to period-end loans	2.76	2.61	2.37	2.21	1.86	1.54	1.46	1.25

Nonperforming assets to total loans plus OREO and other repossessed assets	5.33	5.20	4.99	4.21	3.49	2.90	2.32	1.85
Common dividend payout ratio[5]	N/A	N/A	N/A	N/A	N/A	89.4	51.3	95.5

Capital Adequacy
Tier 1 common equity	7.67%	7.49%	7.34%	5.83%	5.83%	6.02%	5.41%	5.18%
Tier 1 capital	12.96	12.58	12.23	11.02	10.87	8.15	7.47	7.23
Total capital	16.43	15.92	15.31	14.15	14.04	11.16	10.85	10.97
Tier 1 leverage	10.90	11.08	11.02	10.14	10.45	7.98	7.54	7.22

[1]Includes net securities gains/(losses)	$72.8	$46.7	($24.9)	$3.4	$411.1	$173.0	$549.8	($60.6)

2See Non-GAAP reconcilements in Table 22 of the MD&A.

3Prior period amounts have been recalculated in accordance with updated accounting guidance related to earnings per share, that was effective January 1, 2009 and required retrospective application .

4Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). The provision for unfunded commitments for the fourth quarter of 2009 was $57.2 million. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

5The common dividend payout ratio is not calculable in a period of net loss.

FOURTH QUARTER 2009 RESULTS

We reported a net loss available to common shareholders of $316.4 million for the fourth quarter of 2009, a decrease of $58.5 million, or 15.6%, compared to the same period of the prior year. The net loss per average common share was $0.64 for the fourth quarter of 2009 compared to a net loss of $1.07 per common share for the fourth quarter of 2008. The fourth quarter of 2009 results were adversely impacted by credit-related charges and cyclical expenses that reflected recessionary pressures as evidenced by soft revenue and weak loan demand from consumer and commercial borrowers. However, compared to recent quarterly trends, the provision for credit losses declined, deposit mix continued to improve while core deposit volumes grew, net interest margin increased, and certain of our businesses experienced revenue growth.

For the fourth quarter of 2009, FTE net interest income was $1,206.8 million, essentially flat compared to the fourth quarter of 2008 due to a decline in average earning assets which resulted from a reduction in client demand for credit, offset by improvement in the net interest margin. Margin expansion was due to lower rates paid for funds as client deposits increased, the mix of deposits improved, and higher cost sources of funding were reduced. Net interest margin grew from 3.14% in the fourth quarter of 2008 to 3.27% for the same period of 2009.

For the fourth quarter of 2009, the provision for credit losses was $973.7 million and included $57.2 million in provision for unfunded commitments. In the fourth quarter of 2009, we elected to change our financial statement presentation to include the provision for unfunded commitments in the provision for credit losses. Previously, the unfunded commitment provision was included in noninterest expense. The provision for loan losses was $46.0 million below the provision for loan losses recorded in the fourth quarter of 2008. On an overall basis, the provision for credit losses increased only slightly as the impact of increased charge-offs was largely offset by lower increases to the ALLL.

Total noninterest income was $742.3 million for the fourth quarter of 2009, an increase of $24.6 million, or 3.4%, from the fourth quarter of 2008. This increase was primarily driven by lower market-related losses on illiquid securities and other instruments carried at fair value, including our public debt. These lower losses in the fourth quarter of 2009 were largely offset by higher estimated losses related to the potential repurchase of mortgage loans resulting in lower mortgage production income. The fourth quarter of 2009 results include $220.2 million in estimated losses related to the potential repurchase of mortgage loans that were previously sold to third parties compared to $60.4 million recognized in the fourth quarter of 2008. Although mortgage production related income declined $40.2 million, the decline was partially offset by lower market valuation losses and a 17% increase in loan production during the fourth quarter of 2009. Mortgage servicing income increased $382.8 million compared to the fourth quarter of 2008, as a result of the $370.0 million temporary impairment recognized in the fourth quarter of 2008 related to MSRs that were carried at the LOCOM compared to a recovery of $10.5 million recognized during the current quarter. During the fourth quarter of 2009, we recorded $72.8 million of net gains from the sale of available for sale securities compared to $411.1 million of net gains from the sale of available for sale securities in the fourth quarter of 2008 that were realized in conjunction with risk management strategies associated with hedging the value of MSRs. Trading account profits/(losses) and commissions increased $30.7 million compared to the fourth quarter of 2008 as market-related valuation losses on illiquid securities and other instruments carried at fair value improved. Valuation losses on our public debt and related hedges carried at fair value were $38.1 million, a reduction of $6.2 million compared to the fourth quarter of 2008. Trust and investment management income increased $8.2 million, or 6.5%, on increased performance based fees; however, retail investment income decreased $15.9 million, or 22.7%, due to lower transaction volume.

Total noninterest expense was $1,453.6 million during the fourth quarter of 2009, a decrease of $132.6 million, or 8.4%, compared to the fourth quarter of 2008. The decrease was a result of credit-related expenses declining significantly and controllable expenses continuing to be tightly managed. Operating losses declined $210.2 million, or 89.0%, as fraud-related credit losses were recorded in the provision for credit losses beginning in the first quarter of 2009. Mortgage reinsurance losses declined $89.7 million, or 89.7%, as we reached the limits of our exposure to reinsurance losses (see Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements). Other credit-related expenses including collection and credit costs and other real estate expense increased $58.6 million due to property valuation losses and increased loss mitigation efforts. FDIC and regulatory expense increased $40.0 million, or 195.4%, in conjunction with the replenishment of the FDIC’s insurance fund through increased premiums. Personnel expenses increased $56.1 million, or 8.8%, due to higher pension costs and increased incentives related to improved financial performance in certain lines of business. The fourth quarter of 2009 also included $23.5 million in net losses related to early termination fees for FHLB advances repaid during the quarter, net of gains on the early extinguishment of other long-term debt. These advance terminations were part of the initiative we took to take advantage of the strong liquidity position we currently benefit from to repay wholesale funding and improve margin.

The income tax benefit for the fourth quarter of 2009 was $263.0 million compared to the income tax benefit of $309.0 million for the fourth quarter of 2008. The decrease in the income tax benefit was primarily attributable to the lower level of pre-tax losses in fourth quarter of 2009 compared to the same period in 2008.

BUSINESS SEGMENTS

See Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

The following table for our reportable business segments compares net income/(loss) for the twelve months ended December 31, 2009 to the same period in 2008 and 2007:

Table 19 – Net Income/(Loss) by Segment

	Twelve Months Ended December 31
(Dollars in millions)	2009	2008	2007
Retail and Commercial	($481.3)	$505.0	$959.0
Corporate and Investment Banking	144.6	188.4	58.3
Household Lending	(1,370.9)	(737.5)	(13.0)
Wealth and Investment Management	67.9	174.4	87.1
Corporate Other and Treasury	403.5	860.5	250.6
Reconciling Items	(327.5)	(195.0)	292.0

The following table for our reportable business segments compares average loans and average deposits for the year ended December 31, 2009 to the same period in 2008 and 2007:

Table 20 – Average Loans and Deposits by Segment

	Twelve Months Ended December 31
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2009	2008	2007	2009	2008	2007
Retail and Commercial	$48,993	$50,651	$51,274	$91,290	$82,339	$81,889
Corporate and Investment Banking	20,921	21,619	16,682	7,008	6,551	3,503
Household Lending	42,738	44,733	43,790	3,161	2,268	2,168
Wealth and Investment Management	8,198	8,174	7,965	11,030	9,506	9,781
Corporate Other and Treasury	203	274	404	744	759	702

BUSINESS SEGMENT RESULTS

Twelve Months Ended December 31, 2009 vs. 2008

Retail and Commercial Banking

Retail and Commercial Banking reported a net loss of $481.3 million for the twelve months ended December 31, 2009, compared to net income of $505.0 million in the same period 2008. The decrease in net income was primarily the result of increases in credit-related losses including higher provision for credit losses, higher credit-related noninterest expense, and impairment of goodwill related to the Commercial Real Estate and Affordable Housing businesses, and lower net interest income.

Net interest income was $2.4 billion, a $210.7 million, or 8.1% decline from the same period in 2008. Average loan balances declined $1.7 billion, or 3.3%, with decreases in commercial real estate and residential mortgage loans partially offset by increases in equity lines, tax-exempt loans, and nonaccrual loans. Lower loan volume and decreased spreads primarily due to a change in mix and an increase in nonaccrual loans resulted in an $89.5 million, or 8.6%, decrease in loan-related net interest income. Average consumer and commercial deposit balances increased $9.0 billion, or 10.9%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. NOW and money market accounts increased a combined $6.4 billion, or 16.9%, while certificates of deposit and IRA accounts increased $1.2 billion, or 4.4%. Low cost demand deposit and savings accounts combined increased $1.4 billion, or 7.6%. While DDA, NOW, and MMA balances increased throughout 2009, certificates of deposit declined in the latter half of 2009 due in part to pricing of these accounts. Despite the year over year deposit growth, deposit-related net interest income declined by $104.1 million, or 5.6%, as a result of the change in deposit mix, as well as the lower interest rate environment which drove a decrease in the relative value of demand deposits.

Provision for credit losses was $1.2 billion, a $585.4 million increase over the same period in 2008. The provision was predominantly driven by an increase in provision for real estate construction loans and home equity lines reflecting the deterioration in the residential real estate market. Provision for commercial loans also increased, mostly due to net charge-offs on smaller commercial clients.

Total noninterest income was $1.4 billion, a decrease of $29.3 million, or 2.1%, from the same period in 2008. The decrease was primarily due to a $54.3 million, or 6.8%, decrease in service charges on deposits driven by lower consumer and commercial NSF fees. The decrease in service charges was partially offset by a $37.2 million, or 11.8%, increase in ATM and card fees primarily due to an increase in accounts and transactions.

Total noninterest expense was $3.3 billion, up $562.6 million, or 20.6%, over the same period in 2008. FDIC insurance expense increased $135.7 million primarily due to increased premium rates. Credit-related expense increased $123.9 million including operating losses, collections services, and other real estate. Also, the first quarter of 2009 included a non-cash charge of $299.2 million related to the impairment of goodwill associated with the Commercial Real Estate and Affordable Housing businesses. The economic downturn has negatively impacted commercial real estate asset values and expected earnings; however, we remain committed to the clients, products, and services of these businesses and believe that the longer term growth prospects of these businesses are strong.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the twelve months ended December 31, 2009 was $144.6 million, a decrease of $43.8 million, or 23.3%, compared to the same period in 2008. The decline was driven by a $242.9 million increase in provision for credit losses which was mostly offset by strong growth in capital markets revenue and net interest income.

Net interest income was $389.3 million, an increase of $49.7 million, or 14.7%, from the prior year primarily due to an increase in loan portfolio spreads. Average loan balances decreased $698.2 million, or 3.2%, while the loan-related net interest income increased $69.1 million, or 31.6%, due to increased portfolio spreads. Loan balances have decreased 9.8% compared to the third quarter of 2009 as higher revolver utilization by large corporate clients experienced early in the year has declined as borrower’s needs diminish and as access to capital markets funding has improved. Net interest income on investments decreased $21.0 million primarily due to decreased volume. Total average customer deposits increased $457.4 million, or 7.0%, mainly due to a $552.0 million increase in demand deposits offset by a $94.8 million decrease in time deposits. Customer deposit-related net interest income increased $1.5 million or 1.8%, due to increased average balances partially offset by spread compression related to a decrease in the relative value of demand deposits.

Provision for credit losses was $298.2 million, as net charge-offs increased $242.9 million from the prior year driven by a small number of large corporate borrowers operating in economically sensitive industries.

Total noninterest income was $700.1 million, an increase of $138.3 million, or 24.6%, over the prior year. Capital markets related noninterest income increased $161.6 million, or 51.3%, primarily due to performance in equity derivatives, debt and equity originations, fixed income sales and trading, and syndications. The strong performance in capital markets was partially offset by higher write-downs on private equity investments, equipment write downs on terminated leases and market volatility on credit hedges related to the corporate loan book.

Total noninterest expense was $559.7 million, an increase of $18.8 million, or 3.5%. The increase was primarily due to higher operating losses, revenue based incentive compensation, and pension expense. Offsetting these higher expenses were lower salaries and other staff expenses, as well as lower outside processing and miscellaneous expenses.

Household Lending

Household Lending reported a net loss of $1.4 billion for the year ended December 31, 2009 compared with a net loss of $737.5 million in 2008. The $633.4 million increase in net loss was driven by higher credit costs and goodwill impairment resulting from deterioration in residential real estate market conditions. Partially offsetting these costs were higher production and servicing income.

Net interest income was $780.2 million for the year ended December 31, 2009, up $53.3 million, or 7.3%, primarily due to higher net interest income on LHFS, credit cards, and student loans offset by lower consumer mortgage net interest income and increased levels of nonaccrual loans. Additionally, the loan-related net interest income decline was influenced by the decline in higher yielding second lien loans and lower yields on prime first lien mortgages. Average loans declined $2.0 billion, or 4.5%, while the resulting net interest income declined $39.3 million, or 7.2%. Consumer mortgages and construction to perm loans declined $3.6 billion, or 11.8%, contributing $76.2 million to the decline in loan-related net interest income. Additionally, nonaccrual loans increased $1.0 billion, resulting in a net interest income reduction of $38.4 million. Partially offsetting these declines was a $0.8 billion, or 24.2%, increase in student loans and bank card loans, which increased net interest income $80.3 million. LHFS increased $0.2 billion and contributed $70.9 million to the increase in net interest income due to improved funding costs resulting from lower short-term rates. Customer deposit-related net interest income also increased $12.8 million principally due to higher volume.

Provision for credit losses was $1.7 billion, an increase of $790.3 million, or 88.5%, principally due to higher consumer mortgage and home equity line charge-offs.

Total noninterest income was $727.7 million, a $246.4 million, or 51.2%, increase driven by higher mortgage production and servicing income. Total mortgage production income increased $190.2 million, or 105.4%, principally due to income from higher loan production volume at improved margins partially offset by higher reserves for repurchased loans. Total mortgage loan production for the year ended December 31, 2009 was $50.1 billion, up 37.6% from $36.4 billion the prior year. Total servicing income increased $519.6 million primarily due to a $199.2 million recovery in 2009 on MSRs carried at the LOCOM compared to a $370.0 million impairment charge in 2008. The 2008 MSR impairment was offset by net securities gains of $410.7 million in the fourth quarter of 2008 from the sale of available for sale securities that were held in conjunction with our risk management strategies associated with economically hedging the value of MSRs. At December 31, 2009 total mortgage loans serviced were $178.9 billion, up $16.9 billion, or 10.4%, from $162.0 billion at December 31, 2008.

Total noninterest expense was $1.8 billion, an increase of $254.1 million, or 16.6%. The increase was primarily due to a $451.9 million non-cash goodwill impairment charge recorded in first quarter of 2009. Credit-related expense including other real estate, credit service, and collection costs also increased $125.4 million, or 61.0%. The increases were partially offset by a $373.7 million decrease in operating losses primarily due to a change in classification related to borrower misrepresentation and claim denials. Beginning in 2009, these losses were recorded as charge-offs against the allowance for loan losses and were included in the overall allowance for loan losses. Additionally, personnel expense was up $115.8 million principally due to higher commission expense resulting from higher loan production.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2009 was $67.9 million, a decrease of $106.5 million compared to the same period in 2008. The decrease in net income was primarily due to the gains from the sales of First Mercantile and Lighthouse Investment Partners in 2008 and the resulting reduction in noninterest income partially offset by lower noninterest expense in 2009. Net income in 2008 included a $63.8 million market valuation loss on an acquired security primarily in the third quarter and a $45.0 million impairment charge on a client-based intangible asset in the second quarter.

Net interest income was $304.0 million, a decrease of $21.1 million, or 6.5%, as higher average loan and deposit balances were more than offset by spread compression. Average loans increased slightly while net interest income on loans declined $6.3 million, or 4.6%, due to compressed spreads. Average deposits increased $1.5 billion, or 16.0%, while deposit-related net interest income decreased $13.3 million, or 6.6%, due to a change in mix, a decrease in the relative value of demand deposits, and spread compression in NOW and money market accounts.

Provision for credit losses were $79.2 million, an increase of $52.3 million primarily due to higher consumer and commercial loan net charge-offs.

Total noninterest income was $748.6 million, a $200.6 million, or 21.1%, decrease primarily due to an $89.4 million gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, $50.1 million net decline due to the sale of First Mercantile in the second quarter of 2008, and lower trust income and retail investment income. Trust income decreased $102.9 million, or 17.5%, primarily due to lower market valuations on managed equity assets, investment advisory fee waivers on managed liquidity funds, migration of money market fund assets into deposits, and the sale of First Mercantile. Retail investment income declined $71.3 million, or 25.5%, due to lower annuity sales and market driven declines in assets in managed accounts. Partially offsetting those declines, trading gains and losses increased $78.4 million primarily due to a $63.8 million market valuation loss on a security purchased from our RidgeWorth subsidiary recorded in the third quarter of 2008.

As of December 31, 2009, assets under management were approximately $119.5 billion compared to $113.1 billion as of December 31, 2008. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $205.4 billion, which includes $119.5 billion in assets under management, $46.0 billion in non-managed trust assets, $31.8 billion in retail brokerage assets, and $8.1 billion in non-managed corporate trust assets.

Total noninterest expense was $863.1 million, down $106.8 million, or 11.0%, primarily due to the sale of First Mercantile in 2008 and a $45.0 million impairment charge on a client based intangible incurred in the second quarter of 2008. Employee compensation declined $63.2 million, or 13.4%, resulting from reduced headcount and lower incentive payments. Discretionary expenses including other staff, advertising, and customer development declined $12.3 million, or 36.4%. Other expense also declined $21.6 million primarily due to the sale of First Mercantile and reduced clearing costs related to retail investment income. These decreases were partially offset by higher operating losses, other real estate expense, indirect support cost, and FDIC expense.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2009 was $403.5 million, a decrease of $457.0 million, or 53.1%, from the same period in 2008. The decrease was mainly due to a reduction in securities gains due to the sale and contribution of Coke stock in 2008, the FDIC insurance special assessment recognized in 2009, partially offset by an increase in net interest income on receive-fixed interest rate swaps.

Net interest income was $433.6 million, a $268.4 million increase compared to the same period in 2008, mainly due to a $310.5 million increase in income on receive-fixed interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets increased $6.9 billion, or 35.2%, mainly due to additions to the investment portfolio, primarily lower risk U.S. agency MBS. Total average deposits decreased $8.8 billion, or 61.2%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Total noninterest income was $202.2 million, a $901.1 million decrease primarily due to a decrease in net securities gains. Securities gains decreased $544.9 million primarily due to a $732.2 million gain on the sale and contribution of Coke stock in 2008. The decrease was offset by a $129.6 million gain, net of credit-related OTTI of $10.1 million in 2009, and $55.6 million in market value losses in 2008 primarily related to certain ABS that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in earnings. Trading gains decreased $227.8 million due to lower gains on our public debt and related hedges carried at fair value as our credit spreads improved during 2009. Additionally, 2009 included a $112.1 million gain on Visa Class B shares, compared to the same period in 2008 which included a $81.8 million gain from the sale of a fuel card and fleet management subsidiary, an $86.3 million gain on our holdings of Visa in connection with its IPO, a $37.0 million gain on sale/leaseback of real estate properties, and $21.1 million of merchant card fee income generated by Transplatinum in 2008.

Total noninterest expense decreased $28.1 million compared to the same period in 2008. The decrease was mainly due to the recognition of $183.4 million in expense related to the contribution of Coke shares to the SunTrust charitable foundation in the third quarter of 2008. The decrease was partially offset by a $78.9 million increase in FDIC insurance expense primarily due to the special assessment recorded in the second quarter of 2009. While the special assessment was recorded in the Other line of business, the increase in base FDIC premium expenses was recognized within the lines of business. Also 2009 included a $7.0 million accrual for Visa litigation compared to a $33.5 million reversal of a portion of the Visa litigation in 2008.

Twelve Months Ended December 31, 2008 vs. 2007

Retail and Commercial

Retail and Commercial net income for the twelve months ended December 31, 2008 was $505.0 million, a decrease of $454.0 million, or 47.3%, compared to the same period in 2007. This decrease was primarily the result of higher provision for credit losses due to home equity line, real estate construction, and commercial loan net charge-offs, lower net interest income, and higher credit-related noninterest expense, partially offset by strong growth in service charges on deposits.

Net interest income decreased $346.1 million, or 11.8%, primarily driven by a continued shift in deposit mix and decreased spreads, as deposit competition and the interest rate environment encouraged clients to migrate into higher yielding interest-bearing deposits. Average consumer and commercial deposit balances increased $0.4 billion, or 0.6%. Despite deposit growth, deposit-related net interest income declined by $223.1 million, or 10.7%, driven by the change in mix as well as the decrease in the rate environment which drove a decrease in the relative value of demand deposits. NOW and money market accounts increased a combined $2.3 billion, or 6.4%, while combined certificates of deposit and IRA accounts were flat compared to the prior year. Low cost demand deposit and savings accounts combined decreased $1.8 billion, or 8.9%. Average loan balances declined $0.6 billion, or 1.2%, as growth in commercial loans, equity lines, and loans acquired in conjunction with the GB&T transaction were offset by an approximate $1.8 billion decline in average loan balances related to the migration of middle market clients from Retail and Commercial to CIB. Net interest income from loans decreased $101.5 million, or 8.9%, due to the migration of middle market clients from Retail and Commercial to CIB, lower spreads, and the adverse impact of nonperforming loans.

Provision for credit losses increased $425.4 million over the same period in 2007. The provision increase was most pronounced in home equity lines reflecting deterioration in the residential real estate market, while provision for credit losses on real estate construction and commercial loans, primarily to commercial clients with annual revenues of less than $5 million, also increased.

Total noninterest income increased $81.5 million, or 6.2%, over the same period in 2007. This increase was driven primarily by a $68.9 million, or 9.4%, increase in service charges on both consumer and business deposit accounts, primarily due to growth in the number of accounts, higher NSF rates, and an increase in occurrences of NSF fees. Interchange fees increased $14.0 million, or 8.1%, and ATM revenue increased $9.9 million, or 8.4%.

Total noninterest expense increased $33.3 million, or 1.2%, from the same period in 2007. The transfer of middle market to CIB decreased expenses approximately $24.9 million. In addition, the continuing positive impact of expense savings initiatives, lower amortization of intangibles and impairments, was offset by higher credit-related expenses including operating losses due to fraud, other real estate, and collections, as well as continued investments in the branch distribution network.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the twelve months ended December 31, 2008 was $188.4 million, an increase of $130.1 million, or 223.2%, compared to the same period in 2007. Lower market valuation trading losses in structured products were partially offset by an increase in provision for credit losses, lower merchant banking gains, and higher incentive-based compensation.

Net interest income was $339.5 million for the twelve months ended December 31, 2008, an increase of $95.6 million, or 39.2%, from prior year. Average loan balances increased $4.9 billion, or 29.6%, while the corresponding net interest income increased $62.8 million, or 40.2%. The migration of middle market clients from Retail and Commercial to CIB accounted for approximately $1.8 billion of the increase in average loan balances and increased net interest income $25.8 million. The remainder of CIB’s average loans increased $3.1 billion, or 19.5%, driven by increased corporate banking loans and lease financing. The corresponding net interest income increased $37.0 million, or 25.5%, due to higher commercial loans and improved spreads. Total average consumer and commercial deposits increased $3.0 billion, or 87.0%, primarily in higher cost interest-bearing deposits. Deposit-related net interest income increased $18.9 million, or 28.6%, driven by the lower credit for funds on demand deposits partially offset by the increased volumes in higher cost deposit products.

Provision for credit losses was $55.3 million, an increase of $17.5 million, or 46.5%, over the prior year, resulting from increased charge-offs of middle market clients partially offset by lower charge-offs in corporate banking.

Noninterest income increased $179.8 million, or 47.1%, primarily due to lower market valuation trading losses in structured products. In addition, increases in direct finance, loan syndications, credit-related fees, and fixed income sales and trading were partially offset by a reduction in merchant banking gains and lower revenues in structured leasing and derivatives.

Noninterest expense increased $45.3 million, or 9.1%, partially due to the transfer of the middle market business from Retail and Commercial to CIB which accounted for approximately $24.9 million of the increase. For the remainder of CIB, noninterest expense increased $20.4 million, or 4.2%, primarily due to higher incentive-based compensation offset by consulting and certain other staff expenses.

Household Lending

Household Lending reported a net loss for the twelve months ended December 31, 2008 of $737.5 million, compared to a net loss of $13.0 million in 2007, an increase of $724.5 million, principally due to higher credit-related costs.

Net interest income declined $16.0 million, or 2.2%. Average loans increased $0.9 billion, or 2.2%, while the resulting net interest income declined $33.8 million, or 5.8%. Nonaccrual loans accounted for $47.7 million of the net interest income decline as average nonaccrual loans increased $1.1 billion. Accruing loans declined $0.2 billion, or 0.5%, while net interest income increased $13.9 million, or 2.3%. The increase in net interest income on accruing loans was influenced by higher income from consumer loans that was partially offset by lower income resulting from a change in mortgage loan product mix as declines in construction-perm and Alt-A balances were replaced with lower yielding prime first lien mortgages. Average LHFS declined $5.5 billion while the resulting net interest income increased $28.6 million primarily due to widening spreads. Average investment securities were up $0.8 billion while net interest income increased $20.7 million. Funding of other real estate and MSRs reduced net interest income $18.2 million. Average consumer and commercial deposits increased $0.1 billion, or 4.7%, although net interest income on deposits and other liabilities decreased $17.2 million primarily due to lower short-term interest rates.

Provision for credit losses increased $681.1 million to $893.1 million primarily due to higher residential mortgage, home equity and residential construction net charge-offs.

Total noninterest income increased $82.3 million, or 20.6%, primarily due to reduced net valuation losses, increased production fee income, and securities gains in excess of MSRs impairment, partially offset by higher repurchase reserves and lower gains from the sale of MSRs. Total production income increased $83.2 million, or 85.5%, driven by reduced valuation losses associated with secondary market loans and the recognition of loan origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007. The increase in loan production income was partially offset by increased reserves for the repurchase of loans. Mortgage loan production of $36.4 billion was down $21.9 billion, or 37.6%. Mortgage servicing related income declined $426.3 million from $193.6 million in 2007, to a net loss of $232.7 million in 2008. The decline was driven by $370.0 million in impairment of MSRs that were carried at the LOCOM, as well as lower gains from the sale of MSRs. The MSRs impairment was offset by $410.7 million of net gains from the sale of available for sale securities that were held in conjunction with our risk management strategies associated with economically hedging the value of MSRs.

Total noninterest expense increased $549.4 million, or 56.0%, driven by increased credit-related expenses. Operating losses were up $311.7 million driven by fraud losses primarily related to borrower misrepresentation and insurance claim denials. Reserves for mortgage reinsurance losses increased $179.8 million while other real estate expense and collection services expense increased $110.8 million. Additionally, the recognition of loan origination costs resulting from our election to record certain mortgage loans at fair value beginning in May 2007 increased noninterest expense compared with the prior year, offsetting significant reductions in staff and commissions expense related to lower loan production.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2008 was $174.4 million, an increase of $87.3 million compared to same period in 2007. The following transactions represented $141.7 million of the year-over-year increase:

•	$39.4 million decrease due to the after-tax impact of the market valuation loss on Lehman bonds in the third quarter of 2008.
•	$18.4 million increase due to the after-tax gain on the sale of First Mercantile in the second quarter of 2008.
•	$27.9 million decrease due to the after-tax impairment charge on a client-based intangible asset incurred in the second quarter of 2008.
•	$55.4 million increase due to the after-tax gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008.
•	$155.3 million increase due to the after-tax impact of the market valuation losses in the fourth quarter of 2007 on purchased securities.
•	$20.1 million decrease due to the after-tax gain resulting from the sale upon merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007.

Net interest income decreased $30.1 million, or 8.5%, primarily due to a decline in deposit-related net interest income. Average consumer and commercial deposits declined $0.3 billion, or 2.8%, while net interest income on deposits declined $24.6 million, or 10.9%, due to the decrease in average balance, as well as a lower credit for funds on demand deposits. Average loans increased $0.2 billion, or 2.6%, driven by growth in commercial loans in the professional specialty lending units while net interest income dropped $4.6 million due to a $5.6 million decrease in consumer lending related net interest income.

Provision for credit losses increased $18.4 million driven by higher home equity, personal credit line, and consumer mortgage net charge-offs.

Total noninterest income increased $136.2 million, or 16.8%, compared to the twelve months ended December 31, 2007 driven by a decrease in market valuation losses. Additionally, gains on the sale of non-strategic businesses were offset by the corresponding loss of revenue and lower market valuations on managed equity assets. A $250.5 million increase due to a market valuation loss in the fourth quarter of 2007 related to securities purchased from our RidgeWorth subsidiary was partially offset by a $63.8 million market valuation loss on Lehman bonds in 2008. A $29.6 million gain on sale of First Mercantile in 2008, and $24.1 million of incremental noninterest income from the sale of our Lighthouse Partners investment also increased income. Retail investment income increased $6.8 million, or 2.5%, due to higher annuity sales and higher recurring managed account fees. Trust income decreased $91.1 million, or 13.4%, primarily due to the aforementioned sales of Lighthouse Partners and First Mercantile, which resulted in a $49.1 million decline in trust income as well as lower market valuations on managed equity assets.

As of December 31, 2008, assets under management were approximately $113.1 billion compared to $142.8 billion as of December 31, 2007. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. Our total assets under advisement were approximately $194.5 billion, which includes $113.1 billion in assets under management, $45.7 billion in non-managed trust assets, $31.2 billion in retail brokerage assets, and $4.5 billion in non-managed corporate trust assets.

Total noninterest expense decreased $47.2 million, or 4.6%. This decline includes a $45.0 million impairment charge on a client based intangible incurred in the second quarter of 2008. Noninterest expense before intangible amortization declined $85.4 million, or 8.6%, driven by lower staff, discretionary, and indirect expenses, as well as lower structural expenses resulting from the sales of Lighthouse Partners and First Mercantile.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2008 was $860.5 million, an increase of $610.0 million from the same period in 2007.

Net interest income increased $313.9 million over the same period in 2007 mainly due to increased gains on interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets decreased $4.1 billion, or 17.1%, mainly due to the reduction in the size of the investment portfolio in 2007 as part of our overall balance sheet management strategy. Total average deposits decreased $7.9 billion, or 35.5%, mainly due to a decrease in brokered and foreign deposits as we reduced our reliance on wholesale funding sources.

Total noninterest income increased $555.4 million compared to the same period in 2007 mainly due to increased gains on securities and the sale of non-strategic businesses. Securities gains increased $431.4 million primarily due to the sale of Coke common stock, partially offset by market value losses related to certain ABS that were estimated to be other-than-temporarily impaired. Trading gains and losses increased $40.2 million as gains on our long-term debt carried at fair value were partially offset by losses on certain illiquid assets. Gains on our public debt carried at fair value, net of related hedges in 2008, were $431.7 million as compared to $140.9 million during 2007. The increase was also due to an $86.3 million gain on our holdings of Visa in connection with its IPO and an $81.8 million gain on sale of TransPlatinum were offset by an $81.8 million decrease in gains on the sale/leaseback of real estate properties.

Total noninterest expense increased $67.7 million from the same period in 2007. The increase in expense was mainly due to a $183.4 million contribution of Coke common stock to our charitable foundation recognized in marketing and customer development expense. The increase was offset by a $33.5 million reversal of a portion of the Visa litigation expense.

Table 21 – Reconcilement of Non-U.S. GAAP Measures – Annual

	Year Ended December 31
(Dollars in millions, except per share and other data)	2009	2008	2007	2006	2005
Net income/(loss)	($1,563.7)	$795.8	$1,634.0	$2,117.4	$1,987.2
Securities gains/(losses), net of tax	60.8	665.4	150.7	(31.3)	(4.4)

Net income/(loss) excluding net securities gains(losses), net of tax	(1,624.5)	130.4	1,483.3	2,148.7	1,991.6
Coke stock dividend, net of tax	(43.8)	(49.8)	(54.2)	(53.3)	(48.1)

Net income/(loss) excluding net securities gains/(losses) and the Coke stock dividend, net of tax	(1,668.3)	80.6	1,429.1	2,095.4	1,943.5
Preferred dividends, Series A	(14.1)	(22.3)	(30.3)	(7.7)	-
U.S. Treasury preferred dividends and accretion of discount	(265.8)	(26.6)	-	-	-
Distributed and undistributed earnings allocated to unvested shares	15.9	(6.0)	-	-	-
Gain on purchase of Series A preferred stock	94.3	-	-	-	-

Net income/(loss) available to common shareholders excluding net securities gains/(losses) and the Coke stock dividend, net of tax	($1,838.0)	$25.7	$1,398.8	$2,087.7	$1,943.5

Net income/(loss) available to common shareholders	($1,733.4)	$741.0	$1,593.0	$2,097.5	$1,975.5
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	(714.8)	(27.0)	-	-	-

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($1,018.6)	$768.0	$1,593.0	$2,097.5	$1,975.5

Efficiency ratio[1]	79.07%	63.83%	63.28%	59.23%	59.88%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(9.72)	(1.32)	(1.17)	(1.26)	(1.52)

Tangible efficiency ratio[2]	69.35%	62.51%	62.11%	57.97%	58.36%

Total average assets	$175,442.4	$175,848.3	$177,795.5	$180,315.1	$168,088.8
Average net unrealized securities gains	1,611.9	1,909.5	2,300.8	1,620.5	1,949.4

Average assets less net unrealized securities gains	$173,830.5	$173,938.8	$175,494.7	$178,694.6	$166,139.4

Total average common shareholders’ equity	$17,218.6	$17,646.1	$17,428.4	$17,545.6	$16,732.9
Average accumulated other comprehensive income	(692.1)	(1,220.9)	(1,143.3)	(976.0)	(1,220.5)

Total average realized common shareholders’ equity	$16,526.5	$16,425.2	$16,285.1	$16,569.6	$15,512.4

Return on average total assets	(0.89)%	0.45%	0.92%	1.17%	1.18%
Impact of excluding net realized and unrealized securities gains/(losses) and the Coke stock dividend	(0.07)	(0.40)	(0.11)	-	(0.01)

Return on average total assets less net unrealized securities gains/(losses) [3]	(0.96)%	0.05%	0.81%	1.17%	1.17%

Return on average common shareholders’ equity	(10.07)%	4.20%	9.14%	11.95%	11.81%
Impact of excluding net realized and unrealized securities gains/(losses) and the Coke stock dividend	(1.05)	(4.04)	(0.62)	0.58	0.64

Return on average realized common shareholders’ equity[4]	(11.12)%	0.16%	8.52%	12.53%	12.45%

Total shareholders’ equity	$22,530.9	$22,500.8	$18,169.9	$17,932.2	$17,133.6
Goodwill, net of deferred taxes	(6,204.4)	(6,941.1)	(6,921.5)	(6,889.8)	(6,835.1)
Other intangible assets including MSRs, net of deferred taxes	(1,671.1)	(978.2)	(1,308.6)	(1,182.0)	(1,123.0)
MSRs	1,539.4	810.5	1,049.4	810.5	657.6

Tangible equity	16,194.8	15,392.0	10,989.2	10,670.9	9,833.1
Preferred stock	(4,917.3)	(5,221.7)	(500.0)	(500.0)	-

Tangible common equity	$11,277.5	$10,170.3	$10,489.2	$10,170.9	$9,833.1

Total assets	$174,164.7	$189,138.0	$179,573.9	$182,161.6	$179,712.8
Goodwill	(6,319.1)	(7,043.5)	(6,921.5)	(6,889.8)	(6,835.1)
Other intangible assets including MSRs	(1,711.3)	(1,035.4)	(1,363.0)	(1,182.0)	(1,123.0)
MSRs	1,539.4	810.5	1,049.4	810.5	657.6

Tangible assets	$167,673.7	$181,869.6	$172,338.8	$174,900.3	$172,412.3

Tangible equity to tangible assets[5]	9.66%	8.46%	6.38%	6.10%	5.70%
Tangible book value per common share[6]	$22.59	$28.69	$30.11	$28.66	$27.16
Net interest income	$4,465.7	$4,619.6	$4,719.5	$4,660.4	$4,579.0
Taxable-equivalent adjustment	123.3	117.5	102.7	88.0	75.5

Net interest income - FTE	4,589.0	4,737.1	4,822.2	4,748.4	4,654.5
Noninterest income	3,710.3	4,473.5	3,428.7	3,468.4	3,155.0

Total revenue - FTE	8,299.3	9,210.6	8,250.9	8,216.8	7,809.5
Securities gains/(losses), net	98.0	1,073.3	243.1	(50.5)	(7.2)

Total revenue - FTE excluding net securities gains/(losses), net[7]	$8,201.3	$8,137.3	$8,007.8	$8,267.3	$7,816.7

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

2We present a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

3Computed by dividing net income/(loss), excluding tax effected net securities gains/(losses) and the Coke stock dividend, by average assets less net unrealized gains on securities. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of the our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven.

4Computed by dividing net income/(loss) available to common shareholders, excluding tax effected net securities gains/(losses) and the Coke stock dividend, by average realized common shareholders’ equity. We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security.

5We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.

6We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry. This measure is also used by management to analyze capital adequacy.

7We present total revenue- FTE excluding realized securities gains/(losses), net. We believe noninterest income without net securities gains/(losses) is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

8We present net income/(loss) available to common shareholders that excludes the impairment charge on goodwill. We believe this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

Table 22 – Reconcilement of Non-U.S. GAAP Measures – Quarterly

	Three Months Ended
	2009				2008
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income/(loss)	($248.1)	($316.9)	($183.5)	($815.2)	($347.6)	$312.4	$540.4	$290.6
Securities gains/(losses), net of tax	45.2	29.0	(15.4)	2.1	254.9	107.3	345.9	(37.5)

Net income/(loss) excluding net securities gains/(losses), net of tax	(293.3)	(345.9)	(168.1)	(817.3)	(602.5)	205.1	194.5	328.1
Coke stock dividend, net of tax	(10.9)	(10.9)	(10.9)	(10.9)	(10.1)	(10.1)	(14.7)	(14.7)

Net income/(loss) excluding net securities gains/(losses) and Coke stock dividend, net of tax	(304.2)	(356.8)	(179.0)	(828.2)	(612.6)	195.0	179.8	313.4
Preferred dividends, Series A	(1.8)	(1.8)	(5.6)	(5.0)	(5.1)	(5.1)	(5.1)	(7.0)
U.S. Treasury preferred dividends and accretion of discount	(66.5)	(66.4)	(66.5)	(66.3)	(26.6)	-	-	-
Dividends and undistributed earnings allocated to unvested shares	-	3.1	1.8	11.1	4.3	(2.9)	(5.3)	(2.0)
Gain on purchase of Series A preferred stock	-	4.9	89.4	-	-	-	-	-

Net income/(loss) available to common shareholders excluding net securities gains/(losses) and the Coke stock dividend, net of tax	($372.5)	($417.0)	($159.9)	($888.4)	($640.0)	$187.0	$169.4	$304.4

Net income/(loss) available to common shareholders	($316.4)	($377.1)	($164.4)	($875.4)	($374.9)	$304.4	$530.0	$281.6
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	(714.8)	-	-	(27.0)	-

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($316.4)	($377.1)	($164.4)	($160.6)	($374.9)	$304.4	$557.0	$281.6

Efficiency ratio[1]	74.58%	73.53%	69.68%	97.22%	82.34%	67.67%	52.94%	56.27%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.62)	(0.71)	(0.63)	(34.25)	(0.90)	(0.75)	(2.49)	(0.93)

Tangible efficiency ratio[2]	73.96%	72.82%	69.05%	62.97%	81.44%	66.92%	50.45%	55.34%

Total average assets	$174,040.5	$172,463.2	$176,480.5	$178,871.3	$177,047.3	$173,888.5	$175,548.8	$176,916.9
Average net unrealized securities gains	1,985.7	1,607.3	1,506.5	1,341.2	1,371.6	1,526.4	2,296.0	2,454.0

Average assets less net unrealized securities gains	$172,054.8	$170,855.9	$174,974.0	$177,530.1	$175,675.7	$172,362.1	$173,252.8	$174,462.9

Total average common shareholders’ equity	$17,467.0	$17,556.4	$16,699.7	$17,144.2	$17,600.1	$17,597.4	$17,709.3	$17,678.7
Average accumulated other comprehensive income	(698.3)	(504.0)	(745.2)	(824.3)	(997.0)	(871.4)	(1,488.3)	(1,533.4)

Total average realized common shareholders’ equity	$16,768.7	$17,052.4	$15,954.5	$16,319.9	$16,603.1	$16,726.0	$16,221.0	$16,145.3

Return on average total assets	(0.57)%	(0.73)%	(0.42)%	(1.85)%	(0.78)%	0.71%	1.24%	0.66%
Impact of excluding net realized and unrealized securities gains/(losses) and the Coke stock dividend	(0.13)	(0.10)	0.01	(0.04)	(0.61)	(0.26)	(0.82)	0.06

Return on average total assets less net unrealized securities gains/(losses)[3]	(0.70)%	(0.83)%	(0.41)%	(1.89)%	(1.39)%	0.45%	0.42%	0.72%

Return on average common shareholders’ equity	(7.19)%	(8.52)%	(3.95)%	(20.71)%	(8.47)%	6.88%	12.04%	6.41%
Impact of excluding net realized and unrealized securities gains/(losses) and the Coke stock dividend	(1.62)	(1.18)	(0.07)	(1.37)	(6.86)	(2.43)	(7.72)	1.17

Return on average realized common shareholders’ equity[4]	(8.81)%	(9.70)%	(4.02)%	(22.08)%	(15.33)%	4.45%	4.32%	7.58%

Total shareholders’ equity	$22,530.9	$22,908.3	$22,953.2	$21,645.6	$22,500.8	$18,069.4	$18,023.1	$18,548.6
Goodwill, net of deferred taxes	(6,204.4)	(6,204.9)	(6,213.2)	(6,224.6)	(6,941.1)	(7,062.8)	(7,056.0)	(6,923.0)
Other intangible assets including MSRs, net of deferred taxes	(1,671.1)	(1,559.8)	(1,468.3)	(1,049.1)	(978.2)	(1,328.1)	(1,395.0)	(1,379.5)
MSRs	1,539.4	1,422.7	1,322.3	894.8	810.5	1,150.0	1,193.5	1,143.4

Tangible equity	16,194.8	16,566.3	16,594.0	15,266.7	15,392.0	10,828.5	10,765.6	11,389.5
Preferred stock	(4,917.3)	(4,911.4)	(4,918.9)	(5,227.4)	(5,221.7)	(500.0)	(500.0)	(500.0)

Tangible common equity	$11,277.5	$11,654.9	$11,675.1	$10,039.3	$10,170.3	$10,328.5	$10,265.6	$10,889.5

Total assets	$174,164.7	$172,717.7	$176,735.0	$179,116.4	$189,138.0	$174,776.8	$177,232.7	$178,986.9
Goodwill	(6,319.1)	(6,314.4)	(6,314.4)	(6,309.4)	(7,043.5)	(7,062.8)	(7,056.0)	(6,923.0)
Other intangible assets including MSRs	(1,711.3)	(1,604.1)	(1,517.5)	(1,103.4)	(1,035.4)	(1,390.0)	(1,442.1)	(1,430.2)
MSRs	1,539.4	1,422.7	1,322.3	894.8	810.5	1,150.0	1,193.5	1,143.4

Tangible assets	$167,673.7	$166,221.9	$170,225.4	$172,598.4	$181,869.6	$167,474.0	$169,928.1	$171,777.1

Tangible equity to tangible assets[5]	9.66%	9.96%	9.75%	8.85%	8.46%	6.47%	6.34%	6.63%
Tangible book value per common share[6]	$22.59	$23.35	$23.41	$28.15	$28.69	$29.18	$29.04	$31.13
Net interest income	$1,176.5	$1,137.5	$1,089.7	$1,062.1	$1,176.8	$1,146.2	$1,156.7	$1,139.9
Taxable-equivalent adjustment	30.3	30.7	31.4	30.9	31.8	29.5	28.3	27.9

Net interest income - FTE	1,206.8	1,168.2	1,121.1	1,093.0	1,208.6	1,175.7	1,185.0	1,167.8
Noninterest income	742.3	775.0	1,071.7	1,121.2	717.8	1,285.2	1,413.0	1,057.5

Total revenue - FTE	1,949.1	1,943.2	2,192.8	2,214.2	1,926.4	2,460.9	2,598.0	2,225.3
Securities gains/(losses), net	72.9	46.7	(24.9)	3.4	411.1	173.0	549.8	(60.6)

Total revenue - FTE excluding net securities gains/(losses), net[7]	$1,876.2	$1,896.5	$2,217.7	$2,210.8	$1,515.3	$2,287.9	$2,048.2	$2,285.9

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

2We present a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

3Computed by dividing annualized net income/(loss), excluding tax effected net securities gains/(losses) and the Coke stock dividend, by average assets less net unrealized gains on securities. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of the our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven.

4Computed by dividing annualized net income/(loss) available to common shareholders, excluding tax effected net securities gains/(losses) and the Coke stock dividend, by average realized common shareholders’ equity. We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security.

5We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.

6We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry. This measure is also used by management to analyze capital adequacy.

7We present total revenue- FTE excluding realized securities gains/(losses), net. We believe noninterest income without net securities gains/(losses) is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

8We present net income/(loss) available to common shareholders that excludes the impairment charge on goodwill. We believe this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

Table 23 – Share Repurchases in 2009

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	-	-	-	30,000,000	-	-	-	-
February 1-28	-	-	-	30,000,000	-	-	-	-
March 1-31	-	-	-	30,000,000	-	-	-	-

Total first quarter 2009	-	-	-		-	-	-	-

April 1-30	-	-	-	30,000,000	-	-	-	-
May 1-31	-	-	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	12,569,104	17.50	12,569,104	10,000,000	[4]

Total second quarter 2009	-	-	-		12,569,104	17.50	12,569,104	10,000,000

July 1-31	-	-	-	30,000,000	530,470	15.39	530,470	9,469,530	[4]
August 1-31	-	-	-	30,000,000	-	-	-	-
September 1-30	-	-	-	30,000,000	-	-	-	-

Total third quarter 2009	-	-	-		530,470	15.39	530,470	9,469,530

October 1-31	-	-	-	30,000,000	-	-	-	-
November 1-30	-	-	-	30,000,000	-	-	-	-
December 1-31	-	-	-	30,000,000	-	-	-	-

Total fourth quarter 2009	-	-	-		-	-	-	-

Total year-to-date 2009	-	-	-		13,099,574	17.41	13,099,574	9,469,530

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. On June 30, 2009, the Company repurchased a portion of its Series A preferred stock as part of a publicly announced tender offer dated June 1, 2009. The tender offer represented an acceleration of the Company’s previously announced capital plan framework to increase its Tier 1 common equity in response to the Federal Reserve’s Supervisory Capital Assessment Program. The Company repurchased $314.2 million face amount of preferred stock at $17.50 per share ($25 par value), which equates to 12,569,104 Depositary Shares. On July 28, 2009, the Company repurchased an additional $13.3 million face amount of preferred stock at $15.39 per share ($25 par value), which equates to 530,470 Depositary Shares. As of December 31, 2009, 6,900,426 Depositary Shares remain outstanding.

2Includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the twelve months ended December 31, 2009, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

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

Table 24 – Funds Purchased and Securities Sold Under Agreements to Repurchase1

	As of December 31		Daily Average		Maximum Outstanding at Any Month-end
(Dollars in millions)	Balance	Rate	Balance	Rate
2009	$3,303.1	0.13%	$4,153.0	0.19%	$6,313.6
2008	4,313.4	0.22	7,583.1	1.72	11,820.4
2007	9,179.5	3.69	9,398.7	4.68	13,285.1

1Consists of federal funds purchased and securities sold under agreements to repurchase that mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

Table 25 – Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More

	At December 31, 2009
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Other Time	Total
Months to maturity:
3 or less	$2,954.6	$2,006.6	$1,328.6	$104.9	$6,394.7
Over 3 through 6	2,115.4	20.5	-	-	2,135.9
Over 6 through 12	3,583.4	49.9	-	-	3,633.3
Over 12	2,351.9	2,154.5	-	-	4,506.4

Total	$11,005.3	$4,231.5	$1,328.6	$104.9	$16,670.3

Table 26 – Maturity Distribution of Securities Available for Sale

	As of December 31, 2009
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury and federal agencies	$249.9	$7,563.3	$121.8	$5.0	$7,940.0
U.S. states and political subdivisions	141.7	487.4	136.5	162.3	927.9
Residential mortgage-backed securities - agency[1]	172.2	11,396.8	1,160.9	2,974.7	15,704.6
Residential mortgage-backed securities - private	28.8	127.0	344.8	-	500.6
Other debt securities	74.5	524.6	152.8	33.8	785.7

Total debt securities	$667.1	$20,099.1	$1,916.8	$3,175.8	$25,858.8

Fair Value
U.S. Treasury and federal agencies	$251.1	$7,537.0	$121.0	$5.0	$7,914.1
U.S. states and political subdivisions	144.3	507.2	140.1	153.5	945.1
Residential mortgage-backed securities - agency[1]	177.3	11,592.6	1,220.8	2,925.4	15,916.1
Residential mortgage-backed securities - private	26.6	108.8	271.8	-	407.2
Other debt securities	77.5	530.4	159.1	30.4	797.4

Total debt securities	$676.8	$20,276.0	$1,912.8	$3,114.3	$25,979.9

Weighted average yield (FTE):
U.S. Treasury and federal agencies	3.06%	1.43%	4.85%	4.44%	1.53%
U.S. states and political subdivisions	6.37	6.30	6.11	3.86	5.85
Residential mortgage-backed securities - agency[1]	4.12	4.11	5.58	4.39	4.27
Residential mortgage-backed securities - private	3.54	8.24	6.92	-	7.06
Other debt securities	0.98	2.66	5.76	1.08	3.04

Total debt securities	3.82%	3.14%	5.83%	4.35%	3.50%

1Distribution of maturities is based on the expected average life of the assets.

Table 27 – Loan Maturity

	As of December 31, 2009 Remaining Maturities of Selected Loans
(Dollars in millions)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan Maturity
Commercial and commercial real estate [1]	$42,447.0	$17,330.1	$21,738.0	$3,378.9
Real estate - construction	6,646.8	5,039.7	1,441.0	166.1

Total	$49,093.8	$22,369.8	$23,179.0	$3,545.0

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$5,518.0	$1,510.8
Floating or adjustable interest rates			17,661.0	2,034.2

Total			$23,179.0	$3,545.0

1Excludes $5,121.5 million in lease financing.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 23, 2010

SUNTRUST BANKS, INC.

Consolidated Statements of Income/(Loss)

	For the Year Ended December 31
(Dollars and shares in thousands, except per share data)	2009	2008	2007
Interest Income
Interest and fees on loans	$5,530,162	$6,933,657	$7,979,281
Interest and fees on loans held for sale	232,775	289,920	668,939
Interest and dividends on securities available for sale
Taxable interest	716,684	628,006	516,289
Tax-exempt interest	39,730	44,088	43,158
Dividends[1]	73,257	103,005	122,779
Interest on funds sold and securities purchased under agreements to resell	2,204	25,112	48,835
Interest on deposits in other banks	231	812	1,305
Trading account interest	114,704	302,782	655,334

Total interest income	6,709,747	8,327,382	10,035,920

Interest Expense
Interest on deposits	1,439,942	2,377,473	3,660,766
Interest on funds purchased and securities sold under agreements to repurchase	7,827	130,563	440,260
Interest on trading liabilities	20,206	27,160	15,586
Interest on other short-term borrowings	14,678	55,102	121,011
Interest on long-term debt	761,404	1,117,428	1,078,753

Total interest expense	2,244,057	3,707,726	5,316,376

Net interest income	4,465,690	4,619,656	4,719,544
Provision for credit losses	4,063,914	2,474,215	664,922

Net interest income after provision for credit losses	401,776	2,145,441	4,054,622

Noninterest Income
Service charges on deposit accounts	848,354	904,127	822,031
Other charges and fees	522,749	510,794	479,074
Trust and investment management income	486,523	592,324	685,034
Mortgage production related income	376,097	171,368	90,983
Mortgage servicing related income	329,908	(211,829)	195,436
Card fees	323,842	308,374	280,706
Investment banking income	271,999	236,533	214,885
Retail investment services	217,803	289,093	278,042
Trading account profits/(losses) and commissions	(40,738)	38,169	(361,711)
Gain from ownership in Visa	112,102	86,305	-
Net gain on sale of businesses	-	198,140	32,340
Net gain on sale/leaseback of premises	-	37,039	118,840
Other noninterest income	163,620	239,726	349,907
Net securities gains[2]	98,019	1,073,300	243,117

Total noninterest income	3,710,278	4,473,463	3,428,684

Noninterest Expense
Employee compensation	2,257,532	2,327,228	2,329,034
Employee benefits	542,390	434,036	441,154
Amortization/impairment of goodwill/intangible assets	806,834	121,260	96,680
Outside processing and software	579,277	492,611	410,945
Net occupancy expense	356,791	347,289	351,238
Regulatory assessments	302,147	54,876	22,425
Credit and collection services	259,406	156,445	112,547
Other real estate expense	243,727	104,684	15,797
Equipment expense	171,887	203,209	206,498
Marketing and customer development	151,538	372,235	195,043
Operating losses	99,527	446,178	134,028
Mortgage reinsurance	114,905	179,927	174
Net loss on debt extinguishment	39,356	11,723	9,800
Visa litigation	7,000	(33,469)	76,930
Other noninterest expense	630,091	660,791	818,760

Total noninterest expense	6,562,408	5,879,023	5,221,053

Income/(loss) before provision/(benefit) for income taxes	(2,450,354)	739,881	2,262,253
Provision/(benefit) for income taxes	(898,783)	(67,271)	615,514

Net income/(loss) including income attributable to noncontrolling interest	(1,551,571)	807,152	1,646,739
Net income attributable to noncontrolling interest	12,112	11,378	12,724

Net income/(loss)	($1,563,683)	$795,774	$1,634,015

Net income/(loss) available to common shareholders	($1,733,377)	$740,982	$1,592,954

Net income/(loss) per average common share
Diluted	($3.98)	$2.12	$4.52
Basic	(3.98)	2.12	4.56

Dividends declared per common share	0.22	2.85	2.92

Average common shares - diluted[3]	435,328	350,183	352,688
Average common shares - basic	435,328	348,919	349,346
[1]Includes dividends on common stock of The Coca-Cola Company	$49,200	$55,920	$60,915

2Includes other-than-temporary impairment losses of $20.0 million for the year ended December 31, 2009, consisting of $112.8 million of total unrealized losses, net of $92.8 million of non-credit related unrealized losses recorded in other comprehensive income, before taxes.

3For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Balance Sheets

	As of
(Dollars in thousands)	December 31 2009	December 31 2008
Assets
Cash and due from banks	$6,456,406	$5,622,789
Interest-bearing deposits in other banks	24,109	23,999
Funds sold and securities purchased under agreements to resell	516,656	990,614

Cash and cash equivalents	6,997,171	6,637,402
Trading assets	4,979,938	10,396,269
Securities available for sale[1]	28,477,042	19,696,537
Loans held for sale (loans at fair value: $2,923,375 as of December 31, 2009; $2,424,432 as of December 31, 2008)	4,669,823	4,032,128
Loans (loans at fair value: $448,720 as of December 31, 2009; $270,342 as of December 31, 2008)	113,674,844	126,998,443
Allowance for loan and lease losses	(3,120,000)	(2,350,996)

Net loans	110,554,844	124,647,447
Premises and equipment	1,551,794	1,547,892
Goodwill	6,319,078	7,043,503
Other intangible assets (MSRs at fair value: $935,561 as of December 31, 2009; $0 as of December 31, 2008)	1,711,299	1,035,427
Customers’ acceptance liability	6,264	5,294
Other real estate owned	619,621	500,481
Unsettled sales of securities available for sale	-	6,386,795
Other assets	8,277,861	7,208,786

Total assets	$174,164,735	$189,137,961

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,244,041	$21,522,021
Interest-bearing consumer and commercial deposits	92,059,411	83,753,686

Total consumer and commercial deposits	116,303,452	105,275,707
Brokered deposits (CDs at fair value: $1,260,505 as of December 31, 2009; $587,486 as of December 31, 2008)	4,231,530	7,667,167
Foreign deposits	1,328,584	385,510

Total deposits	121,863,566	113,328,384
Funds purchased	1,432,581	1,120,079
Securities sold under agreements to repurchase	1,870,510	3,193,311
Other short-term borrowings (debt at fair value: $0 as of December 31, 2009; $399,611 as of December 31, 2008)	2,062,277	5,166,360
Long-term debt (debt at fair value: $3,585,892 as of December 31, 2009; $7,155,684 as of December 31, 2008)	17,489,516	26,812,381
Acceptances outstanding	6,264	5,294
Trading liabilities	2,188,923	3,240,784
Unsettled purchases of securities available for sale	-	8,898,279
Other liabilities	4,720,243	4,872,284

Total liabilities	151,633,880	166,637,156

Preferred stock	4,917,312	5,221,703
Common stock, $1.00 par value	514,667	372,799
Additional paid in capital	8,521,042	6,904,644
Retained earnings	8,562,807	10,388,984
Treasury stock, at cost, and other	(1,055,136)	(1,368,450)
Accumulated other comprehensive income	1,070,163	981,125

Total shareholders’ equity	22,530,855	22,500,805

Total liabilities and shareholders’ equity	$174,164,735	$189,137,961

Common shares outstanding	499,156,858	354,515,013
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,225	53,500
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	15,509,737	18,284,356

[1]Includes net unrealized gains on securities available for sale	$1,831,948	$1,413,330

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,032,720)	$925,949	$17,932,155
Net income	-	-	-	-	1,634,015	-	-	1,634,015
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	243,986	243,986
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	139,732	139,732
Change related to employee benefit plans	-	-	-	-	-	-	70,401	70,401

Total comprehensive income								2,088,134
Change in noncontrolling interest	-	-	-	-	-	(1,125)	-	(1,125)
Common stock dividends, $2.92 per share	-	-	-	-	(1,026,594)	-	-	(1,026,594)
Series A preferred stock dividends, $6,055 per share	-	-	-	-	(30,275)	-	-	(30,275)
Exercise of stock options and stock compensation expense	-	2,794	-	(1,471)	-	211,460	-	209,989
Acquisition of treasury stock	-	(10,758)	-	71,267	-	(924,652)	-	(853,385)
Restricted stock activity	-	682	-	8,197	(3,535)	(10,507)	-	(5,845)
Amortization of restricted stock compensation	-	-	-	-	-	34,820	-	34,820
Issuance of stock for employee benefit plans	-	785	-	2,046	-	60,594	-	62,640
Adoption of fair value election	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of fair value measurement	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of uncertain tax position guidance	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of leveraged lease cash flows guidance	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	5	-	58	(459)	412	-	11

Balance, December 31, 2007	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,661,718)	$1,607,149	$18,169,942
Net income	-	-	-	-	795,774	-	-	795,774
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	(806,586)	(806,586)
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	688,487	688,487
Change related to employee benefit plans	-	-	-	-	-	-	(507,925)	(507,925)

Total comprehensive income								169,750
Change in noncontrolling interest	-	-	-	-	-	(4,728)	-	(4,728)
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $2.85 per share	-	-	-	-	(1,004,146)	-	-	(1,004,146)
Series A preferred stock dividends, $4,451 per share	-	-	-	-	(22,255)	-	-	(22,255)
Issuance of U.S. Treasury preferred stock	4,717,971	-	-	132,029	-	-	-	4,850,000
Accretion of discount associated with U.S. Treasury preferred stock	3,732	-	-	-	(3,732)	-	-	-
U.S. Treasury preferred stock dividends, $471 per share	-	-	-	-	(22,847)	-	-	(22,847)
Exercise of stock options and stock compensation expense	-	495	-	16,160	-	39,766	-	55,926
Restricted stock activity	-	1,693	-	(46,797)	(450)	46,712	-	(535)
Amortization of restricted stock compensation	-	-	-	-	-	76,656	-	76,656
Issuance of stock for employee benefit plans	-	1,695	-	(56,834)	-	134,862	-	78,028
Other activity	-	-	-	501	-	-	-	501

Balance, December 31, 2008	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(1,563,683)	-	-	(1,563,683)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	280,336	280,336
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(434,795)	(434,795)
Change related to employee benefit plans	-	-	-	-	-	-	251,212	251,212

Total comprehensive loss								(1,466,930)
Change in noncontrolling interest	-	-	-	-	-	(4,500)	-	(4,500)
Common stock dividends, $0.22 per share	-	-	-	-	(82,619)	-	-	(82,619)
Series A preferred stock dividends, $4,056 per share	-	-	-	-	(14,143)	-	-	(14,143)
U.S. Treasury preferred stock dividends, $5,004 per share	-	-	-	-	(242,688)	-	-	(242,688)
Accretion of discount associated with U.S.
Treasury preferred stock	23,098	-	-	-	(23,098)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	141,868	141,868	1,687,867	-	-	-	1,829,735
Extinguishment of forward stock purchase contract	-	-	-	173,653	-	-	-	173,653
Repurchase of preferred stock	(327,489)	-	-	5,047	94,318	-	-	(228,124)
Exercise of stock options and stock compensation expense	-	-	-	11,406	-	-	-	11,406
Restricted stock activity	-	1,812	-	(206,305)	-	176,603	-	(29,702)
Amortization of restricted stock compensation	-	-	-	-	-	66,420	-	66,420
Issuance of stock for employee benefit plans and other	-	962	-	(55,270)	(1,979)	74,791	-	17,542
Adoption of OTTI guidance [2]	-	-	-	-	7,715	-	(7,715)	-

Balance, December 31, 2009	$4,917,312	499,157	$514,667	$8,521,042	$8,562,807	($1,055,136)	$1,070,163	$22,530,855

1	Balance at December 31, 2009 includes ($1,104,171) for treasury stock, ($59,161) for compensation element of restricted stock, $108,196 for noncontrolling interest.
Balance at December 31, 2008 includes ($1,367,752) for treasury stock, ($113,394) for compensation element of restricted stock, $112,696 for noncontrolling interest.
Balance at December 31, 2007 includes ($1,688,521) for treasury stock, ($90,622) for compensation element of restricted stock, $117,425 for noncontrolling interest.
2	Effective April 1, 2009, the Company adopted the update to ASC 320-10, which provided the guidance in determining the impact of other-than-temporary impairment. Amounts shown are net-of-tax. See Note 1, “Significant Accounting Policies” and Note 5, “Securities Available For Sale” to the Consolidated Financial Statements for additional information on adoption of this accounting guidance.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31
(Dollars in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	($1,551,571)	$807,152	$1,646,739
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net gain on sale of businesses	-	(198,140)	(32,340)
Visa litigation	7,000	(33,469)	76,930
Expense recognized on contribution of common stock of Coke	-	183,418	-
Gain from ownership in Visa	(112,102)	(86,305)	-
Depreciation, amortization and accretion	966,093	824,263	802,342
Impairment of goodwill/intangibles	751,156	415,000	-
Recovery of MSRs impairment	(199,159)	-	-
Origination of MSRs	(681,813)	(485,597)	(639,158)
Provisions for credit losses and foreclosed property	4,270,340	2,551,574	683,114
Deferred income tax benefit	(894,974)	(221,235)	(147,758)
Amortization of restricted stock compensation	66,420	76,656	34,820
Stock option compensation	11,406	20,185	24,275
Excess tax benefits from stock-based compensation	(387)	(4,580)	(11,259)
Net loss on extinguishment of debt	39,356	11,723	9,800
Net securities gains	(98,019)	(1,073,300)	(243,117)
Net gain on sale/leaseback of premises	-	(37,039)	(118,840)
Net gain on sale of assets	(65,648)	(60,311)	(30,569)
Net (increase)/decrease in loans held for sale	(965,249)	4,191,838	2,479,428
Contributions to retirement plans	(25,666)	(386,535)	(11,185)
Net (increase)/decrease in other assets	1,522,117	(2,694,422)	(1,993,001)
Net (decrease)/increase in other liabilities	2,864	(184,601)	1,200,614

Net cash provided by operating activities	3,042,164	3,616,275	3,730,835

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	3,406,941	1,292,065	1,073,340
Proceeds from sales of securities available for sale	19,487,740	5,737,627	1,199,231
Purchases of securities available for sale	(33,793,498)	(8,170,824)	(7,640,289)
Proceeds from maturities, calls and paydowns of trading securities	148,283	4,329,198	11,896,617
Proceeds from sales of trading securities	2,113,466	3,046,185	19,240,250
Purchases of trading securities	(85,965)	(3,687,561)	(22,717,152)
Net decrease/(increase) in loans	8,609,239	(5,807,828)	(7,158,570)
Proceeds from sales of loans held for investment	755,855	881,410	5,721,662
Proceeds from sale of MSRs	-	148,387	270,215
Capital expenditures	(212,186)	(221,602)	(186,431)
Net cash and cash equivalents received for sale of businesses	-	301,604	-
Net cash paid and cash equivalents acquired in acquisitions	(6,711)	(23,931)	(32,200)
Proceeds from sale/redemption of Visa shares	112,102	86,305	-
Contingent consideration payouts related to acquisitions	(18,043)	(2,830)	(50,689)
Proceeds from the sale/leaseback of premises	-	288,851	764,368
Proceeds from the sale of other assets	566,451	318,910	145,871

Net cash provided by/(used) in investing activities	1,083,674	(1,484,034)	2,526,223

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	10,582,750	1,767,908	2,100,134
Net decrease in foreign and brokered deposits	(2,497,023)	(7,917,898)	(8,273,116)
Assumption of deposits, net	448,858	160,517	-
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(4,114,382)	(2,796,359)	(1,679,833)
Proceeds from the issuance of long-term debt	574,560	7,834,388	5,197,020
Repayment of long-term debt	(10,034,157)	(4,024,675)	(1,553,412)
Proceeds from the issuance of preferred stock	-	4,850,000	-
Proceeds from the exercise of stock options	-	25,569	186,000
Acquisition of treasury stock	-	-	(853,385)
Excess tax benefits from stock-based compensation	387	4,580	11,259
Proceeds from the issuance of common stock	1,829,735	-	-
Repurchase of preferred stock	(228,124)	-	-
Common and preferred dividends paid	(328,673)	(1,041,470)	(1,056,869)

Net cash used in financing activities	(3,766,069)	(1,137,440)	(5,922,202)

Net increase in cash and cash equivalents	359,769	994,801	334,856
Cash and cash equivalents at beginning of period	6,637,402	5,642,601	5,307,745

Cash and cash equivalents at end of period	$6,997,171	$6,637,402	$5,642,601

Supplemental Disclosures:
Interest paid	$2,366,891	$3,868,034	$5,277,639
Income taxes paid	44,723	341,396	724,351
Income taxes refunded	(106,020)	(4,275)	(13,859)
Securities transferred from available for sale to trading	-	-	15,143,109
Loans transferred from loans to loans held for sale	124,879	-	4,054,246
Loans transferred from loans held for sale to loans	306,966	656,134	837,401
Loans transferred from loans to other real estate owned	811,659	754,091	-
Issuance of common stock for acquisition of GB&T	-	154,513	-
Noncash gain on contribution of common stock of Coke	-	183,418	-
Unsettled purchases of securities available for sale as of year-end	-	8,898,279	-
Unsettled sales of securities available for sale as of year-end	-	6,386,795	-
Amortization of deferred gain on sale/leaseback of premises	59,044	55,616	5,301
U.S. Treasury preferred dividend accrued but unpaid	10,777	7,778	-
Accretion on U.S. Treasury preferred stock	23,098	3,732	-
Extinguishment of forward stock purchase contract	173,653	-	-
Gain on repurchase of Series A preferred stock	94,318	-	-

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

General

SunTrust, one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operated under four business segments during 2009. These business segments are: Retail & Commercial, Wealth and Investment Management, Corporate and Investment Banking, and Household Lending. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital markets services.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and VIEs where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. The Company reports any noncontrolling interests in its subsidiaries (i.e. minority interest) in the equity section of the Consolidated Balance Sheets and separately presents the income or loss attributable to the noncontrolling interest of a consolidated subsidiary in its Consolidated Statements of Income/(Loss). Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it has the ability to exercise significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other noninterest income in the Consolidated Statements of Income/(Loss).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company evaluated subsequent events through the date its financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities and Trading Activities

Securities are classified at trade date as trading or available for sale securities. Trading account assets and liabilities are carried at fair value with changes in fair value recognized within noninterest income. Realized and unrealized gains and losses are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss). Securities available for sale are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the estimated life of the security. Securities available for sale are carried at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity.

The Company reviews available for sale securities for impairment on a quarterly basis. A security is considered to be impaired if the fair value of a debt security is less than its amortized cost basis at the measurement date. The Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. Prior to April 1, 2009, debt securities that the Company had the intent and ability to hold to recovery and for which it was probable that the Company would receive all cash flows were considered not to be other-than-temporarily impaired. Available for sale debt securities which had OTTI were written down to fair value as a realized loss in the Consolidated Statements of Income/(Loss).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

After April 1, 2009, the Company changed its policy based on an update to the guidance on determining OTTI. Based on the updated guidance, the Company determines whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment and write the debt security down to fair value. For all other debt securities for which the Company does not expect to recover the entire amortized cost basis of the security and do not meet either condition, an OTTI loss is considered to have occurred, and the Company records the credit loss portion of impairment in earnings and the temporary impairment related to all other factors in OCI.

The Company also holds beneficial interests in securitized financial assets (other than those of high credit quality or sufficiently collateralized to ensure the possibility of credit loss is remote). The Company determines whether OTTI exists by evaluating whether there had been an adverse change in the present value of estimated cash flows from the present value of cash flows previously projected. For additional information on the Company’s securities activities, refer to Note 5, “Securities Available for Sale,” to the Consolidated Financial Statements.

Nonmarketable equity securities include venture capital equity and certain mezzanine securities that are not publicly traded as well as equity investments acquired for various purposes. These securities are accounted for under the cost or equity method and are included in other assets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividends of the investee. Realized income, realized losses and estimated other-than-temporary unrealized losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income/(Loss).

Loans Held for Sale

The Company’s LHFS includes certain residential mortgage loans, commercial loans, and student loans. LHFS are recorded at either the lower of cost or fair value, or fair value if elected. Origination fees and costs for LHFS recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company will use judgment and estimate fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income/(Loss).

The Company may transfer certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at the lower of cost or fair value. At the time of transfer, any credit losses are recorded as a reduction in the allowance for loan losses. Subsequent credit losses as well as incremental interest rate or liquidity related valuation adjustments are recorded as a component of noninterest income in the Consolidated Statements of Income/(Loss). The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value. If a held for sale loan is transferred to held for investment for which fair value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio. For additional information on the Company’s LHFS activities, refer to Note 6, “Loans,” to the Consolidated Financial Statements.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, real estate loans and lines, credit card receivables, direct financing leases, leveraged leases, and nonaccrual and restructured loans. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company typically classifies commercial and commercial real estate loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status. See “Allowance for Loan and Lease Losses” section of this Note for further discussion of impaired loans.

TDRs are loans in which the Company has granted a concession to the borrower, which would not otherwise be considered due to the borrower experiencing financial difficulty. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company accounts for the loan modification as a new loan if the terms of the new loan resulting from a loan refinancing or restructuring are at least as favorable to the Company as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring and the modifications are more than minor.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly originated loans that are accounted for at fair value. For additional information on the Company’s loans activities, refer to Note 6, “Loans,” to the Consolidated Financial Statements.

Allowance for Loan and Lease Losses

The Company’s ALLL is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions and economic trends.

Specific allowances for loan and lease losses are established for large commercial, corporate, and commercial real estate nonaccrual loans that are evaluated on an individual basis and certain consumer, commercial, corporate, and commercial real estate loans whose terms have been modified in a TDR. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment.

General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience, portfolio trends, regional and national economic conditions, and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the ALLL after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or other risk rating data.

The Company’s charge-off policy meets or is more stringent than regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with the FFIEC guidelines. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and the provision associated with changes in the unfunded lending commitment reserve is reported in the Consolidated Statements of Income/(Loss) in noninterest expense through the third quarter of 2009. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses. See Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements for further discussion of the change in classification.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term, depending on whether the lease meets the transfer of ownership or bargain-purchase option criterion. Certain leases are capitalized as assets for financial reporting purposes. Such capitalized assets are amortized, using the straight-line method, over the assets’ estimated useful lives or the lease terms, depending on the criteria that gave rise to the capitalization of the assets. Construction and software in process primarily includes in-process branch expansion, branch renovation, and software development projects. Upon completion, branch related projects are maintained in premises and equipment while completed software projects are reclassified to other assets. Maintenance and repairs are charged to expense, and improvements are capitalized. For additional information on the Company’s premises and equipment activities, refer to Note 8, “Premises and Equipment,” to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized and instead is tested for impairment, at least annually, at the reporting unit level. The goodwill impairment test is performed in two steps. The first step is used to identify potential impairment and the second step, if required, measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Identified intangible assets that have a designated finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, refer to Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements.

MSRs

The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSRs when loans are sold and the associated servicing rights are retained.

As of December 31, 2009, the Company maintained two classes of MSRs. Beginning January 1, 2009, MSRs related to loans originated and sold after January 1, 2008 are accounted for at fair value. MSRs related to loans sold before January 1, 2008 were accounted for at amortized cost, net of any allowance for impairment losses. Effective January 1, 2010, the Company elected to record the MSRs carried at the LOCOM at fair value. See Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion regarding this election. Historically, the Company has not directly hedged its MSRs accounted for at amortized cost, but has managed the economic risk through the Company’s overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and mortgage production. Effective January 1, 2009, when the Company created the class of MSRs accounted for at fair value, the Company began to actively hedge this class of MSRs.

The fair values of MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties.

Amortized MSRs are carried at the LOCOM value. MSRs are amortized over the period of the estimated future net servicing cash flows. The projected future cash flows are derived from the same model and assumptions used to estimate the fair value of MSRs. For purposes of measuring impairment, MSRs accounted for at amortized cost are stratified based on interest rate and type of related loan. When fair value is less than amortized cost for an individual stratum and the impairment is believed to be temporary, the impairment is recorded to a valuation allowance through mortgage servicing income in the Consolidated Statements of Income/(Loss). The carrying value of MSRs is maintained on the Consolidated Balance Sheets in other

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

intangible assets. Servicing fees are recognized as they are earned and are reported net of amortization expense and any impairments in mortgage servicing related income in the Consolidated Statements of Income/(Loss). For additional information on the Company’s servicing fees, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the asset’s fair value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Any difference between this initial cost basis and the carrying value of the loan is charged to the ALLL at the date of transfer into OREO. We estimate market values primarily based on appraisals and other market information. Subsequent changes in value of the assets are reported as adjustments to the asset’s carrying amount. Subsequent to foreclosure, changes in value along with gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income/(Loss).

Loan Sales and Securitizations

The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. When the Company retains securitized interests, the cost basis of the securitized financial assets are allocated between the sold and retained interests based on their relative fair values; the gain or loss on sale is then calculated based on the difference between proceeds received, which includes cash proceeds and the fair value of MSRs, if any, and the cost basis allocated to the sold interests. The interests in securitized assets held by the Company are typically classified as either securities available for sale or trading assets. These interests are subsequently carried at fair value, which is based on independent, third-party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Unrealized gains and losses on retained interests classified as available for sale are shown, net of any tax effect, in AOCI as a component of shareholders’ equity. Realized gains and losses on available for sale or trading securities and unrealized gains and losses on trading securities are recorded in noninterest income in the Consolidated Statements of Income/(Loss). For additional information on the Company’s securitization activities, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

Income Taxes

The provision/(benefit) for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income and tax credits. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In computing the income tax provision/(benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense/(benefit). For additional information on the Company’s activities related to income taxes, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements.

Earnings per Share

Basic EPS are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of net loss, diluted EPS is calculated in the same manner as basic EPS.

The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Accordingly, the Company calculated net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.

Net income available to common shareholders represents net income/(loss) after preferred stock dividends, accretion of the discount on preferred stock issuances, income impact of any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, refer to Note 13, “Earnings Per Share,” to the Consolidated Financial Statements.

Guarantees

The Company recognizes a liability at the inception of a guarantee, in an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to pay a guaranteed party upon changes in an underlying asset, liability or equity security of the guaranteed party, or upon failure of a third-party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For additional information on the Company’s guarantor obligations, refer to Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

Derivative Financial Instruments

The Company records all contracts that satisfy the definition of a derivative, at fair value in the Consolidated Balance Sheets. The Company enters into various derivatives in a dealer capacity to facilitate client transactions and as a risk management tool. Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as freestanding derivatives. In addition to freestanding derivative instruments, the Company evaluates contracts such as brokered deposits and short-term debt to determine whether any embedded derivatives exist and whether any of those embedded derivatives are required to be bifurcated and separately accounted for as freestanding. If embedded derivatives are not bifurcated, then the entire contract is valued at fair value. In addition, as a normal part of its operations, the Company enters into certain IRLCs on mortgage loans that are accounted for as freestanding derivatives. Changes in the fair value of freestanding derivatives are recorded in noninterest income.

Where derivatives have been used in client transactions, the Company generally manages the risk associated with these contracts within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks. The Company accounts for some of these derivatives as hedging instruments based on hedge accounting provisions. The Company prepares written hedge documentation for all derivatives which are designated as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item and (iii) comparison of the critical terms of the hedged item and the hedging derivative. For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing using quantitative methods and generally does not assume perfect effectiveness through the matching of critical terms. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in AOCI and reclassified to earnings in the same period that the hedged item impacts earnings; and any ineffective portion is recorded in current period earnings. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly for ongoing effectiveness. Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as a yield adjustment over the remaining life of the hedged item. For discontinued cash flow hedges where the hedged transaction remains probable to occur as originally designated, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur. If the previously designated transaction were no longer probable of occurring, any unrealized gains and losses in AOCI would be immediately reclassified to earnings.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements. For additional information on the Company’s derivative activities, refer to Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

Stock-Based Compensation

The Company sponsors stock plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions whereby the fair value of the award at grant date is expensed over the award’s vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. The required disclosures related to the Company’s stock-based employee compensation plan are included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements.

Employee Benefits

Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of restricted stock, stock option awards, and costs of other employee benefits.

Foreign Currency Transactions

Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value. Gains and losses resulting from such valuations are included as noninterest income in the Consolidated Statements of Income/(Loss).

Fair Value

Certain assets and liabilities are measured at fair value on a recurring basis. Examples of these include derivative instruments, available for sale and trading securities, certain loans held for investment and LHFS, certain issuances of long-term debt, certain classes of the MSR asset, and certain residual interests from Company-sponsored sales and securitizations. Fair value is used on a non-recurring basis as a measurement basis either when assets are evaluated for impairment, the basis of accounting is the LOCOM or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS and MSRs accounted for at the LOCOM, OREO, goodwill, intangible assets, nonmarketable equity securities, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

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

When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, the Company uses alternative valuation techniques to derive a fair value measurement for those assets and liabilities that are either not actively traded in observable markets or for which market observable inputs are not available. For additional information on the Company’s valuation of its assets and liabilities held at fair value, refer to Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued an update to ASC 105-10, “Generally Accepted Accounting Principles”. This standard establishes the ASC as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position, results of operations, and EPS.

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation”. These updates are effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10 will (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.

The Company has analyzed the impacts of these amendments on all QSPEs and VIE structures with which it is involved. Based on this analysis, the Company expects to consolidate its multi-seller conduit, Three Pillars, and a CLO entity. The Company will consolidate these entities because certain subsidiaries of the Company have significant decision-making rights and own VIs that could potentially be significant to these VIEs. The primary balance sheet impacts from consolidating Three Pillars and the CLO on January 1, 2010, will be increases in loans and leases, the related allowance for loan losses, LHFS, long-term debt, and other short-term borrowings. The consolidations of Three Pillars and the CLO will have no impact on the Company’s earnings or cash flows that result from its involvement with these VIEs, but the Company’s Consolidated Statements of Income/(Loss) will generally reflect a reduction in noninterest income and an increase in net interest income and noninterest expense due to the consolidations. For additional information on the Company’s VIE structures, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The combined impact of consolidating Three Pillars and the CLO on January 1, 2010 were incremental total assets and total liabilities of approximately $2 billion, respectively, and an insignificant impact on shareholders’ equity. No additional funding requirements with respect to these entities are expected to significantly impact the liquidity position of the Company. Upon adoption, the Company consolidated the assets and liabilities of Three Pillars at their unpaid principal amounts and will subsequently account for these assets and liabilities on an accrual basis. Upon adoption, the Company consolidated the assets and liabilities of the CLO based on their estimated fair values and made an irrevocable election to carry all of the financial assets and financial liabilities of the CLO at fair value. The pro forma impact on certain of the Company’s regulatory capital ratios as a result of consolidating Three Pillars and the CLO is not significant.

The Company does not currently believe that it is the primary beneficiary of any other significant off-balance sheet entities with which it is involved; however, the accounting guidance requires an entity to reassess whether it is the primary beneficiary at least quarterly. The Company does not currently expect to consolidate additional VIEs in future periods.

In January 2010, the FASB voted to finalize an ASU that would defer the amendments to ASC 810-10 for certain investment entities that have the attributes of entities subject to the “Investment Company Guide” and for MMMF that comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940. Certain of the Company’s wholly-owned subsidiaries provide investment advisor services for various private placement and publicly registered investment funds. The Company expects that the deferral will apply to all of these funds.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2 - Acquisitions/Dispositions

During the three year period ended December 31, 2009, SunTrust consummated the following acquisitions and dispositions:

(in millions)	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
2009
Acquisition of assets of Martin Kelly Capital Management	12/22/09	($1.9)	$0.9	$1.0	$-	Goodwill and intangibles recorded are tax-deductible.
Acquisition of certain assets of CSI Capital Management	11/30/09	(2.8)	1.1	1.7	-	Goodwill and intangibles recorded are tax-deductible.
Acquisition of assets of Epic Advisors, Inc. [2]	4/1/09	(2.0)	5.0	0.6	-	Goodwill and intangibles recorded are tax-deductible.

2008
Acquisition of assets of Cymric Family Office Services [2]	12/31/08	(2.9)	1.4	1.4	-	Goodwill and intangibles recorded are tax-deductible.
Sale of majority interest in ZCI	10/1/08	7.9	(15.4)	0.9	(2.7)	Goodwill and intangibles recorded are tax-deductible.
Purchase of remaining interest in ZCI	9/30/08	(22.6)	20.7	-	-	Goodwill recorded is tax-deductible.
Sale of TransPlatinum Service Corp.	9/2/08	100.0	(10.5)	-	81.8
Sale of First Mercantile Trust Company	5/30/08	59.1	(11.7)	(3.0)	29.6
Acquisition of GB&T [1]	5/1/08	(154.6)	143.5	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

2007
Acquisition of Inlign Wealth Management, LLC[2]	12/31/07	(13.0)	7.3	4.1	-	Goodwill and intangibles recorded are non tax-deductible.
Acquisition of TBK Investments, Inc.[2]	8/31/07	(19.2)	10.6	6.5	-	Goodwill and intangibles recorded are non tax-deductible.
Lighthouse Partners, LLC, a wholly owned subsidiary of GenSpring Holdings, Inc., which is a wholly owned subsidiary of SunTrust, was merged with and into Lighthouse Investment Partners	3/30/07	-	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners
GenSpring Holdings, Inc. (formerly “AMA Holdings, Inc.”) called minority member owned interests in GenSpring Family Offices, LLC (formerly “Asset Management Advisors, LLC”)	Various	(12.4)	10.2	2.2	-

1On May 1, 2008, SunTrust acquired GB&T, a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares, via the merger of GB&T with and into SunTrust. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $171.6 million of the acquired loans at fair value. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

2Acquisition by GenSpring Family Offices, LLC a majority owned subsidiary of SunTrust.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3 - Funds Sold and Securities Purchased Under Agreements to Resell

Funds sold and securities purchased under agreements to resell at December 31 were as follows:

(Dollars in thousands)	2009	2008
Federal funds	$54,450	$134,000
Resell agreements	462,206	856,614

Total funds sold and securities purchased under agreements to resell	$516,656	$990,614

Securities purchased under agreements to resell are collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. The Company requires collateral between 100% and 110% of the underlying securities. The total market value of the collateral held was $464.2 million and $866.7 million at December 31, 2009 and 2008, of which $110.1 million and $246.3 million was repledged, respectively.

Note 4 - Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at December 31 were as follows:

(Dollars in thousands)	2009	2008
Trading Assets
Debt securities:
U.S. Treasury and federal agencies	$1,150,323	$3,127,635
U.S. states and political subdivisions	58,520	159,135
Corporate debt securities	464,684	585,809
Commercial paper	639	399,611
Residential mortgage-backed securities - agency	94,164	58,565
Residential mortgage-backed securities - private	13,889	37,970
Collateralized debt obligations	174,886	261,528
Other debt securities	25,886	813,176

Total debt securities	1,982,991	5,443,429
Equity securities	163,053	116,788
Derivative contracts[1]	2,610,288	4,701,783
Other	223,606	134,269

Total trading assets	$4,979,938	$10,396,269

Trading Liabilities
Debt securities:
U.S. Treasury and federal agencies	$192,893	$440,408
Corporate and other debt securities	144,142	146,805

Total debt securities	337,035	587,213
Equity securities	7,841	13,263
Derivative contracts[1]	1,844,047	2,640,308

Total trading liabilities	$2,188,923	$3,240,784

1Excludes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk. The fair value of these derivatives is included in other assets and liabilities.

See Note 21, “Contingencies,” to the Consolidated Financial Statements for information concerning ARS added to trading assets in 2008 as well as the current position in those assets at December 31, 2009.

Trading instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements through its broker/dealer subsidiary. The Company utilized trading instruments for balance sheet management purposes and manages the potential market volatility of these instruments with appropriate duration and/or hedging strategies. The size, volume and nature of the trading instruments can vary based on economic and Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company has policies and procedures to manage market risk associated with these client trading activities, and will assume a limited degree of market risk by managing the size and nature of its exposure.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5 - Securities Available for Sale

Securities available for sale at December 31 were as follows:

	2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$7,939,917	$13,423	$39,229	$7,914,111
U.S. states and political subdivisions	927,887	27,799	10,629	945,057
Residential mortgage-backed securities - agency	15,704,594	273,207	61,724	15,916,077
Residential mortgage-backed securities - private	500,651	6,002	99,425	407,228
Other debt securities	785,728	16,253	4,578	797,403
Common stock of The Coca-Cola Company	69	1,709,931	-	1,710,000
Other equity securities[1]	786,248	918	-	787,166

Total securities available for sale	$26,645,094	$2,047,533	$215,585	$28,477,042

	2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$464,566	$21,889	$302	$486,153
U.S. states and political subdivisions	1,018,906	24,621	6,098	1,037,429
Residential mortgage-backed securities - agency	14,424,531	135,803	10,230	14,550,104
Residential mortgage-backed securities - private	629,174	8,304	115,327	522,151
Other debt securities	302,800	4,444	13,059	294,185
Common stock of The Coca-Cola Company	69	1,358,031	-	1,358,100
Other equity securities[1]	1,443,161	5,254	-	1,448,415

Total securities available for sale	$18,283,207	$1,558,346	$145,016	$19,696,537

1Includes $343.3 million and $493.2 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value, $360.4 million and $360.9 million of Federal Reserve Bank stock stated at par value and $82.2 million and $588.5 million of mutual fund investments stated at fair value as of December 31, 2009 and December 31, 2008, respectively.

The increase in U.S. Treasury and federal agency securities was due to the net purchase of lower-yielding U.S. Treasury and federal agency securities throughout 2009, which improved the quality and liquidity of the portfolio in anticipation of the repayment of TARP upon regulatory approval.

In 2009, we sold approximately $9.2 billion of agency MBS recognizing a $90.2 million gain on those sales. These sales were associated with repositioning the MBS portfolio into securities we believe have higher relative value.

See Note 21, “Contingencies”, to the Consolidated Financial Statements for information concerning ARS classified as securities available for sale.

Securities available for sale that were pledged to secure public deposits, trusts, and other funds had fair values of $9.0 billion and $6.2 billion as December 31, 2009 and 2008, respectively.

The amortized cost and fair value of investments in debt securities at December 31, 2009 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
Residential mortgage-backed securities - agency	$172,218	$11,396,795	$1,160,850	$2,974,731	$15,704,594
All other debt securities	494,881	8,702,265	755,996	201,041	10,154,183

Total debt securities	$667,099	$20,099,060	$1,916,846	$3,175,772	$25,858,777

Fair Value
Residential mortgage-backed securities - agency	$177,313	$11,592,575	$1,220,845	$2,925,344	$15,916,077
All other debt securities	499,473	8,683,395	691,947	188,984	10,063,799

Total debt securities	$676,786	$20,275,970	$1,912,792	$3,114,328	$25,979,876

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Gross realized gains and losses and OTTI on securities available for sale during the periods were as follows:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007
Gross realized gains	$152,075	$1,158,348	$251,076
Gross realized losses	(34,056)	(1,297)	(7,959)
OTTI	(20,000)	(83,751)	-

Net securities gains	$98,019	$1,073,300	$243,117

Securities with unrealized losses at December 31 were as follows:

	2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$6,424,579	$39,224	$263	$5	$6,424,842	$39,229
U.S. states and political subdivisions	125,524	5,711	64,516	4,918	190,040	10,629
Residential mortgage-backed securities - agency	5,418,226	61,724	-	-	5,418,226	61,724
Residential mortgage-backed securities - private	14,668	4,283	327,996	95,142	342,664	99,425
Other debt securities	30,704	1,207	30,416	3,371	61,120	4,578

Total securities with unrealized losses	$12,013,701	$112,149	$423,191	$103,436	$12,436,892	$215,585

	2008
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$43,584	$302	$23	$-	$43,607	$302
U.S. states and political subdivisions	169,693	4,980	14,879	1,118	184,572	6,098
Residential mortgage-backed securities - agency	3,354,319	10,223	472	7	3,354,791	10,230
Residential mortgage-backed securities - private	450,653	98,696	40,269	16,631	490,922	115,327
Other debt securities	143,666	6,901	28,944	6,158	172,610	13,059

Total securities with unrealized losses	$4,161,915	$121,102	$84,587	$23,914	$4,246,502	$145,016

On December 31, 2009, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 and 2009 have increased market yields on securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio.

The Company adopted the updated accounting guidance for determining OTTI on securities on April 1, 2009 and in conjunction therewith analyzed the securities for which it had previously recognized OTTI and recognized a cumulative effect adjustment representing the non-credit component of OTTI of $7.7 million, net of tax. The Company had previously recorded the non-credit component as impairment through earnings and therefore this amount was reclassified from retained earnings to AOCI. The beginning balance of $7.6 million, pre-tax, as of the effective date, represents the credit loss component which remained in retained earnings related to the securities for which a cumulative effect adjustment was recorded.

The Company records OTTI through earnings based on the credit impairment estimates derived from the cash flow analyses. The remaining unrealized loss recorded in AOCI is reflective of the current illiquidity and risk premiums reflected in the market. The unrealized loss of $99.4 million in private residential MBS as of December 31, 2009 includes purchased and retained interests from securitizations that are evaluated quarterly for OTTI using cash flow models. The unrealized loss of $61.7 million in agency residential MBS as well as the unrealized loss of $39.2 million in U.S. Treasury and federal agency securities is primarily related to the increase in interest rates near the end of 2009. As of December 31, 2009, approximately 95% of the total securities available for sale portfolio are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

While all securities are reviewed for OTTI, the securities impacted by credit impairment were primarily private residential MBS with a fair value of approximately $310.6 million as of December 31, 2009. For these securities, impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages, using security specific

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that we have reviewed for OTTI, credit information is available and modeled at the loan level detail underlying each security and also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the year ended December 31, 2009, all but an insignificant amount of credit-related OTTI recognized in earnings on private residential MBS have underlying collateral of loans originated in 2006 and 2007, the majority of which were originated by the Company and therefore have geographic concentrations in the Company’s primary footprint. The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private residential MBS for the year ended December 31, 2009:

Year Ended December 31, 2009
Current default rate	2 - 17%
Prepayment rate	6 - 21%
Loss severity	35 - 52%

For the year ended December 31, 2009, the Company recorded OTTI losses on available for sale securities as follows:

	Year Ended December 31
	2009
(Dollars in thousands)	Residential Mortgage-Backed Securities - Private	Corporate Bonds	Other Securities
Total other than temporary impairment losses	$111,969	$639	$212
Portion of losses recognized in other comprehensive income (before taxes)	92,820	-	-

Net impairment losses recognized in earnings	$19,149	$639	$212

The following is a rollforward of credit losses recognized in earnings for the nine months ended December 31, 2009 related to securities for which some portion of the impairment was recorded in OCI.

(Dollars in thousands)	Nine Months Ended December 31, 2009[1]
Balance, as of April 1, 2009, effective date	$7,646
Additions:
OTTI credit losses on securities not previously impaired	17,672
Reductions:
Credit impaired securities sold, matured, or written off	(3,716)

Balance, as of December 31, 2009	$21,602

1During the nine month period from the effective date to December 31, 2009, the Company recognized $2.3 million of OTTI through earnings on debt securities in which no portion of the OTTI loss remained in AOCI at any time during the period. OTTI related to these securities are excluded from these amounts.

During 2008, the Company recorded $83.8 million in OTTI, which included the non-credit component of impairment, within securities gains/(losses), primarily related to $269.4 million in private residential MBS and residual interests in mortgage securitizations in which the default rates and loss severities of the underlying collateral, including subprime and Alt-A loans, increased significantly during the year. Impairment was recorded on securities for which there had been an adverse change in estimated cash flows for purposes of determining fair value. These securities were valued using either third party pricing data, including broker indicative bids, or expected cash flow models. There were no similar charges recorded in 2007.

In June 2008, the Company sold 10 million shares of its holdings in Coke. The sale of these shares generated $548.8 million in net cash proceeds and before-tax gains, and an after-tax gain of approximately $345 million that was recorded in the Company’s financial results. In addition, these sales resulted in an increase of approximately $345 million to Tier 1 capital.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In July 2008, the Company contributed 3.6 million shares of its holdings in Coke to a charitable foundation. The contribution resulted in a $183.4 million non-taxable gain that was recorded in the Company’s financial results. In addition, the contribution increased Tier 1 capital by approximately $65.8 million and will reduce ongoing charitable contribution expense.

The Company holds stock in the FHLB of Atlanta and FHLB of Cincinnati totaling $343.3 million and $493.2 million as of December 31, 2009 and December 31, 2008, respectively. The Company accounts for the stock based on the industry guidance in ASC 325-942, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at December 31, 2009 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired. In February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.8 million of FHLB stock was redeemed in conjunction with the repayment of the advances.

Note 6 - Loans

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(Dollars in millions)	2009	2008
Commercial	$32,494.1	$41,039.9
Real estate:
Residential mortgages	30,789.8	32,065.8
Home equity lines	15,952.5	16,454.4
Construction	6,646.8	9,864.0
Commercial real estate:
Owner occupied	8,915.4	8,758.1
Investor owned	6,159.0	6,199.0
Consumer:
Direct	5,117.8	5,139.3
Indirect	6,531.1	6,507.6
Credit card	1,068.3	970.3

Total loans	$113,674.8	$126,998.4

Total nonaccrual loans at December 31, 2009 and 2008 were $5,402.6 million and $3,940.0 million, respectively. At December 31, 2009, and 2008, accruing loans past due 90 days or more were $1,499.9 million and $1,032.3 million, respectively.

Loans individually evaluated for impairment and restructured loans (accruing and nonaccruing) at December 31, 2009, and 2008 were $3,752.5 million and $1,595.8 million, respectively, and the related ALLL was $538.0 million and $201.8 million, respectively. At December 31, 2009 and 2008, certain impaired loans requiring an allowance for loan losses were $3,485.9 million and $1,522.3 million, respectively. The average recorded investment in loans individually evaluated for impairment and restructured loans for the years ended December 31, 2009, 2008, and 2007 was $2,954.9 million, $1,021.7 million, and $130.4 million, respectively.

During 2009, 2008, and 2007, interest income recognized on nonaccrual loans (excluding consumer and mortgage which are smaller balance pools of homogeneous loans) and accruing restructured loans totaled $63.9 million, $23.1 million, and $8.6 million, respectively. Of the total interest income recognized, cash basis interest income was $11.7 million, $11.2 million, and $8.6 million for 2009, 2008, and 2007, respectively. At December 31, 2009, the Company had an insignificant amount of commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

During 2009 and 2008, the Company transferred $307.0 million and $656.1 million, respectively, in LHFS to loans held for investment. The loans transferred included loans carried at fair value, which continue to be reported at fair value while classified as held for investment, as well as loans transferred at the LOCOM which had associated write-downs of $9.1 million and $35.4 million during 2009 and 2008, respectively. At December 31, 2009 and 2008, $47.2 billion and $33.6 billion, respectively, of loans were pledged as collateral for borrowings.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7 - Allowance for Credit Losses

Activity in the allowance for credit losses for the year ended December 31 is summarized in the table below:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$2,378,507	$1,290,205	$1,047,067
Allowance associated with loans at fair value [1]	-	-	(4,100)
Allowance from GB&T acquisition	-	158,705	-
Provision for loan losses	4,006,714	2,474,215	664,922
Provision for unfunded commitments[2]	87,389	19,810	5,155
Loan charge-offs	(3,397,313)	(1,680,552)	(514,348)
Loan recoveries	159,603	116,124	91,509

Balance at end of year	$3,234,900	$2,378,507	$1,290,205

Components:
Allowance for loan and lease losses	$3,120,000	$2,350,996	$1,282,504
Unfunded commitments reserve[3]	114,900	27,511	7,701

Allowance for credit losses	$3,234,900	$2,378,507	$1,290,205

1Amount removed from the allowance for loan and lease losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

2Beginning in the fourth quarter of 2009, the Company recorded the provision for unfunded commitments of $57.2 million within the provision for credit losses in the Consolidated Statements of Income/(Loss). Including the provision for unfunded commitments for the fourth quarter of 2009, the provision for credit losses was $4.1 billion for the year ended December 31, 2009. Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

3The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Note 8 - Premises and Equipment

Premises and equipment at December 31 were as follows:

(Dollars in thousands)	Useful Life	2009	2008
Land	Indefinite	$340,983	$347,229
Buildings and improvements	2 - 40 years	974,228	946,962
Leasehold improvements	1 - 30 years	534,862	509,736
Furniture and equipment	1 - 20 years	1,311,641	1,376,403
Construction in progress		170,126	164,968

		3,331,840	3,345,298
Less accumulated depreciation and amortization		1,780,046	1,797,406

Total premises and equipment		$1,551,794	$1,547,892

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

The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were not significant at December 31, 2009 and 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2009 were as follows:

(Dollars in thousands)	Operating Leases	Capital Leases
2010	$208,124	$2,488
2011	193,246	2,536
2012	178,568	1,903
2013	166,661	1,947
2014	155,571	1,994
Thereafter	663,627	10,789

Total minimum lease payments	$1,565,797	21,657

Amounts representing interest		6,663

Present value of net minimum lease payments		$14,994

Net premises and equipment included $8.4 million and $9.4 million at December 31, 2009 and 2008, respectively, related to capital leases. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $171.3 million, $171.3 million, and $137.8 million for 2009, 2008, and 2007, respectively. Depreciation/amortization expense for the years ended December 31, 2009, 2008, and 2007 totaled $181.6 million, $195.8 million, and $216.2 million, respectively.

Note 9 – Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2009, the Company’s reporting units were comprised of Retail, Commercial, Commercial Real Estate, Household Lending, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit as of March 31, 2009. However, the implied fair value of goodwill applicable to the Household Lending, Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751.2 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. $677.4 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. The decline in fair value of these reporting units was significantly influenced by the current economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter.

During the second quarter of 2009, the Company performed an updated evaluation of the Corporate and Investment Banking goodwill, which involved estimating the fair value of the reporting unit and the implied fair value of goodwill. The implied fair value of goodwill exceeded the carrying value of goodwill, thus no goodwill impairment was recorded as of June 30, 2009.

The Company completed its 2009 annual impairment review of goodwill as of September 30, 2009. The review utilized discounted cash flow analysis, as well as guideline company and guideline transaction information, where available, to estimate the fair value of each reporting unit. The estimates, specific to each reporting unit, that were incorporated in the valuations included projections of future cash flows, discount rates, and applicable valuation multiples based on the guideline information. The assumptions considered the current market conditions in developing short and long-term growth expectations and discount rates. The estimated fair value of each reporting unit as of September 30, 2009 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill. The improvement in the estimated fair value of the Corporate and Investment Banking reporting unit was due to increased observable market values.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	Retail	Commercial	Retail & Commercial	Wholesale	Corporate and Investment Banking	Household Lending	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2008	$4,893,970	$1,272,483	$-	$-	$147,454	$-	$275,840	$331,746	$-	$6,921,493
Intersegment transfers	(4,893,970)	(1,272,483)	5,780,742	522,667	(147,454)	-	-	-	10,498	-
NCF purchase adjustments	-	-	(11,782)	(119)	-	-	(416)	1,502	-	(10,815)
Sale of First Mercantile Trust Company	-	-	-	-	-	-	-	(11,734)	-	(11,734)
Acquisition of GB&T	-	-	143,030	-	-	-	-	-	-	143,030
Sale of TransPlatinum Service Corp.	-	-	-	-	-	-	-	-	(10,498)	(10,498)
Purchase of remaining interest in ZCI	-	-	-	-	-	-	-	20,712	-	20,712
Sale of majority interest in ZCI	-	-	-	-	-	-	-	(15,433)	-	(15,433)
Acquisition of Cymric Family Office Service	-	-	-	-	-	-	-	1,378	-	1,378
SunAmerica contingent consideration	-	-	-	-	-	-	2,830	-	-	2,830
Purchase price adjustments	-	-	-	-	-	-	-	2,540	-	2,540

Balance, December 31, 2008	$-	$-	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$-	$7,043,503

Intersegment transfers [1]	-	-	125,580	(522,548)	223,307	451,915	(278,254)	-	-	-
Goodwill impairment	-	-	(299,241)	-	-	(451,915)	-	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	-	-	12,722	-	12,722
Acquisition of Epic Advisors, Inc.	-	-	-	-	-	-	-	5,012	-	5,012
TBK contingent consideration	-	-	-	-	-	-	-	2,700	-	2,700
Inlign contingent consideration	-	-	-	-	-	-	-	2,621	-	2,621
Purchase price adjustments	-	-	474	-	-	-	-	1,206	-	1,680
Other	-	-	-	-	-	-	-	1,996	-	1,996

Balance, December 31, 2009	$-	$-	$5,738,803	$-	$223,307	$-	$-	$356,968	$-	$6,319,078

1 Goodwill was reallocated among the reportable segments as a result of the corporate restructuring described in Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements.

The changes in carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	MSRs LOCOM	MSRs Fair Value	Other	Total
Balance, January 1, 2008	$172,655	$1,049,425	$-	$140,915	$1,362,995
Amortization	(56,854)	(223,092)	-	(19,406)	(299,352)
MSRs originated	-	485,597	-	-	485,597
MSRs impairment reserve	-	(371,881)	-	-	(371,881)
MSRs impairment recovery	-	1,881	-	-	1,881
Sale of interest in Lighthouse Partners	-	-	-	(5,992)	(5,992)
Sale of MSRs	-	(131,456)	-	-	(131,456)
Customer intangible impairment charge	-	-	-	(45,000)	(45,000)
Purchased credit card relationships [1]	-	-	-	9,898	9,898
Acquisition of GB&T2	29,510	-	-	-	29,510
Sale of First Mercantile Trust	-	-	-	(3,033)	(3,033)
Other	-	-	-	2,260	2,260

Balance, December 31, 2008	$145,311	$810,474	$-	$79,642	$1,035,427

Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(41,071)	(218,008)	-	(14,736)	(273,815)
MSRs originated	-	-	681,813	-	681,813
MSRs impairment recovery	-	199,159	-	-	199,159
Changes in fair value
Due to changes in inputs or assumptions [3]	-	-	160,639	-	160,639
Other changes in fair value [4]	-	-	(94,695)	-	(94,695)
Other	-	-	-	2,771	2,771

Balance, December 31, 2009	$104,240	$603,821	$935,561	$67,677	$1,711,299

[1]

During the third quarter of 2008, SunTrust purchased a credit card portfolio of loans including the cardholder relationships from another financial institution representing an outstanding balance of $82.4 million at the time of acquisition. A majority of the premium paid was attributed to the cardholder relationships and is being amortized over seven years.

[2]

During the second quarter of 2008, SunTrust acquired 100% of the outstanding shares of GB&T. As a result of the acquisition, SunTrust assumed $1.4 billion of deposit liabilities and recorded core deposit intangibles that are being amortized over an eight year period.

[3]	Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
[4]	Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company elected to create a second class of MSRs effective January 1, 2009. This new class of MSRs is reported at fair value and is being actively hedged as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The transfer of MSRs from LOCOM to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008. MSRs associated with loans originated or sold prior to 2008 continued to be accounted for at December 31, 2009 at LOCOM and managed through the Company’s overall asset/liability management process. Effective January 1, 2010, the Company elected to designate all remaining MSRs carried at LOCOM at fair value. Upon designating the remaining MSRs at fair value in January 2010, the Company recognized a cumulative effect adjustment increase to retained earnings, net of taxes, of $88.5 million.

The estimated amortization expense for intangible assets, excluding amortization of MSRs, is as follows:

(Dollars in thousands)	Core Deposit Intangibles	Other	Total
2010	$33,059	$13,925	$46,984
2011	26,533	10,780	37,313
2012	20,016	10,124	30,140
2013	13,617	8,729	22,346
2014	7,408	7,810	15,218
Thereafter	3,607	16,309	19,916

Total	$104,240	$67,677	$171,917

Note 10 - Other Short-Term Borrowings and Contractual Commitments

Other short-term borrowings as of December 31 include:

	2009		2008
(Dollars in thousands)	Balance	Rates	Balance	Rates
Master notes	$1,362,922	.75%	$1,034,555	.25%
Dealer collateral	584,781	various	1,055,606	various
U.S. Treasury demand notes	62,100	-	39,200	-
Term Auction Facility	-	-	2,500,000	.49
Short-term promissory notes	-	-	70,000	1.50
Other	52,474	various	466,999	various

Total other short-term borrowings	$2,062,277		$5,166,360

The average balances of other short-term borrowings for the years ended December 31, 2009, 2008, and 2007 were $2.7 billion, $3.1 billion, and $2.5 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2009, 2008, and 2007 were $5.8 billion, $5.2 billion, and $3.8 billion, respectively. As of December 31, 2009, the Company had collateral pledged to the Federal Reserve discount window to support $11.6 billion of available borrowing capacity.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2009, the Company had the following in unconditional obligations:

(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$208	$372	$322	$664	$1,566
Capital lease obligations [1]	1	3	2	9	15
Purchase obligations [2]	153	239	228	529	1,149

Total	$362	$614	$552	$1,202	$2,730

1Amounts do not include accrued interest.

2 Includes contracts with a minimum annual payment of $5 million.

Note 11 - Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to owning certain beneficial interests, such as securitized debt instruments, and certain servicing or collateral manager responsibilities. Except as specifically noted herein, the Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Interests that continue to be held by the Company in transferred financial assets, excluding servicing and collateral management rights, are generally recorded as securities available for sale or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and are subsequently remeasured at fair value. For such interests, when quoted market prices are not available, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan prepayment speeds, and discount rates commensurate with the risks involved, based on how management believes market participants would determine such assumptions. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for further discussion of the Company’s fair value methodologies. Servicing rights may give rise to servicing assets, which are either initially recognized at fair value, subsequently amortized, and tested for impairment or elected to be carried at fair value on a recurring basis. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income. Changes in the fair value of interests that continue to be held by the Company that are accounted for as trading assets or securities available for sale are recorded in trading account profits/(losses) and commissions or as a component of AOCI, respectively. In the event any decreases in the fair value of such interests that are recorded as securities available for sale are deemed to be other-than-temporary due to underlying credit impairment, the estimated credit component of such loss is recorded in securities gains/(losses). See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for a discussion of the impacts of amendments to ASC 810-10 on certain of the Company’s involvement with VIEs discussed herein.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in securitization transactions involving QSPEs sponsored by Ginnie Mae, Fannie Mae, and Freddie Mac. These loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. Beginning January 1, 2009, the Company began to carry certain MSRs at fair value along with servicing rights that were originated in 2008 which were transferred to fair value. See “Mortgage Servicing Rights” herein and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion regarding the accounting for servicing rights. In a limited number of securitizations, the Company has transferred loans to QSPEs sponsored by the Company. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The retained securities are carried at fair value as either trading assets or securities available for sale. Prior to December 31, 2009, the Company accounted for all transfers of residential mortgage loans to QSPEs as sales, and because the transferees were QSPEs, the Company did not consolidate any of these entities. Beginning on January 1, 2010, the Company applied the newly adopted guidance in ASC 860-10 and ASC 810-10 as noted in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. The Company has determined that it does not have both the power to direct the activities that most significantly impact the economic performance of the SPE that purchased these residential mortgage loans nor the obligation to absorb losses or the right to receive benefits that could potentially be significant, and therefore the Company will not be required to consolidate any of these SPEs.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred to Ginnie Mae, Fannie Mae, and Freddie Mac, which are discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Additionally, repurchases of loans from QSPEs sponsored by the Company totaled approximately $17 million in 2008, including approximately $13 million of second lien loans that were substituted with new loans. No additional repurchases occurred during the year ended December 31, 2009; however, the Company accrued $36.0 million in the year ended December 31, 2009 for contingent losses related to certain of its representations and warranties made in connection with prior transfers of second lien loans.

Commercial Mortgage Loans

Certain transfers of commercial mortgage loans were executed with third party VIEs, which the Company deemed to be QSPEs and did not consolidate. During 2008, the Company sold all of its retained servicing rights, which were not financial assets subject to the accounting for transfers and servicing of financial assets, in exchange for cash proceeds of approximately $6.6 million. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans and the Company has not incurred any losses with respect to such representations and warranties. The adoption of the provisions of ASC 860-10 and ASC 810-10, on January 1, 2010, did not change the Company’s conclusions that its prior transfers were sales and that it is not the primary beneficiary of those VIEs.

Commercial and Corporate Loans

In 2007, the Company completed a structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. In the first quarter of 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of approximately $16.6 million. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company expects that it will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. The fair value of the residual at December 31, 2008 was $16.2 million. The Company provides commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $322.0 million and $500.7 million at December 31, 2009 and December 31, 2008, respectively. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $16.1 million on the facilities during the year ended December 31, 2009. Subsequent to December 31, 2009, the administrator of the conduits drew on these commitments in full. This event did not modify the estimated contingent loss reserve the Company recorded as of December 31, 2009, nor did it modify the Company’s sale accounting treatment or conclusion that it is not the primary beneficiary of these VIEs. In addition, no events have occurred during 2009 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The Company has had involvement with VIEs that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the VIEs. In addition to retaining certain securities issued by the VIEs, the Company also acts as manager or servicer for these VIEs. At December 31, 2009 and December 31, 2008, the Company’s direct exposure to loss related to these VIEs was approximately $0 and $6.8 million, respectively, which represent the Company’s interests in preference shares of these entities. In the first quarter of 2009, the Company recognized losses of $6.8 million which represented the complete write off of the preference shares in certain of the VIEs due to the continued deterioration in the performance of the collateral in those vehicles. The Company does not expect to receive any significant cash distributions on those preference shares in the foreseeable future. At December 31, 2009 and December 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.6 billion and $2.7 billion, respectively. No reconsideration events occurred during 2009 that changed the Company’s conclusion that it is not the primary beneficiary of these entities. Upon adoption of the amendments to ASC 810-10, the Company determined that it was the primary beneficiary of one of these VIEs due to its collateral management activities and VIs held by certain of the Company’s consolidated subsidiaries. As such, as of January 1, 2010, the Company consolidated approximately $300 million of the $2.6 billion of assets that were previously unconsolidated. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for further discussion of the impact of implementing the amendments to ASC 810-10.

Student Loans

In 2006, the Company completed one securitization of student loans through a transfer of loans to a QSPE and retained the corresponding residual interest in the QSPE trust. The fair value of the residual interest at December 31, 2009 and December 31, 2008 was $18.5 million and $13.4 million, respectively. No events have occurred during 2009 that changed the status of the QSPE or the nature of the transaction, which called into question either the Company’s sale accounting or

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

the QSPE status of the transferee. All the student loans that were securitized are U.S. government guaranteed student loans. As such, the Company has agreed to service each loan consistent with the guidelines determined by the applicable government agencies. Accordingly, the Company believes that it does not have the power to direct activities that most significantly impact the economic performance of the SPE that holds these student loans. Based on the application of the new consolidation guidance adopted on January 1, 2010, the Company has determined that it will not consolidate this SPE.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition of assets from Three Pillars and the ARS transactions discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements. During 2008, the Company recognized impairment losses, net of distributions received, of $15.9 million related to the ownership of its equity interests in these VIEs and, at December 31, 2008, these equity interests had all been written down to a fair value of zero due to increased losses in the underlying collateral. During 2009, the Company sold its senior interest related to the acquisition of assets from Three Pillars. The Company continues to hold, at December 31, 2009, senior interests related to the ARS purchases. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at December 31, 2009 and December 31, 2008 is limited to (i) the current senior interests held in trading securities with a fair value of $25.5 million and $45.0 million, respectively, and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which have a total fair value of $1.5 million and $9.7 million, respectively. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion at December 31, 2009 and $2.0 billion at December 31, 2008. No events occurred during the year ended December 31, 2009 that called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs. The Company determined that it was not the primary beneficiary of any of these VIEs under ASC 810-10, as the Company lacks the power to direct the significant activities of any of the VIEs.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Cash flows on interests held	$93,674	$-	$1,861	$7,601	$2,799	$105,935
Servicing or management fees	4,908	-	11,090	709	-	16,707

	Year Ended December 31, 2008
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Cash flows on interests held	$85,848	$-	$24,282	$7,971	$4,134	$122,235
Servicing or management fees	5,900	182	14,216	833	-	21,131

	Year Ended December 31, 2007
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Total proceeds	$1,892,819	$416,321	$2,186,367	$-	$-	$4,495,507
Gain/(loss)	(15,669)	(4,041)	4,949	-	-	(14,761)

Cash flows on interests held	52,882	-	22,194	-	3,198	78,274
Servicing or management fees	3,909	207	10,309	854	389	15,668

As transferor, the Company typically provides standard representations and warranties in relation to assets transferred. However, other than the loan substitution discussed previously herein, purchases of assets previously transferred in securitization transactions were insignificant across all categories for all periods presented other than those related to Ginnie Mae, Fannie Mae, and Freddie Mac as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

The following tables present key assumptions and inputs, along with the impacts on the fair values of two unfavorable variations from the expected amounts, related to the fair values of the Company’s retained interests, excluding MSRs, which are separately addressed herein. Retained interests in residential mortgage securitization transactions include senior and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

subordinated securities. To estimate the market value of these securities, consideration was given to dealer indications of market value as well as the results of discounted cash flow models using market assumptions for prepayment rates, credit losses and discount rates due to illiquidity in the market for non-agency residential MBS.

	December 31, 2009
(Dollars in millions)	Residential Mortgage	Student Loans	CDO Securities	Total
Fair Value	$216.7	$18.5	$25.5	$260.7
Prepayment Rate	11.4% - 17%	5.9%	0%
Decline in fair value from 10% adverse change	5.4	0.2	-	5.6
Decline in fair value from 20% adverse change	9.9	0.6	-	10.5

Expected Credit Losses	0.26% - 21%	nm	33.7% -38.4%
Decline in fair value from 10% adverse change	2.6	nm	-	2.6
Decline in fair value from 20% adverse change	4.3	nm	-	4.3

Annual Discount Rate	5% - 450%	22.5%	25.8% - 27.7%
Decline in fair value from 10% adverse change	6.6	0.6	2.7	9.9
Decline in fair value from 20% adverse change	12.2	1.3	5.1	18.6

Weighted Average Life (in years)	4.14 - 16.7	4.92	24.22
Expected Static Pool Losses	0.26% - 28.6%	nm	33.7% - 38.4%

“nm”- not meaningful.

At December 31, 2008, the total fair value of retained interests, excluding MSRs, was approximately $367.0 million. The weighted average remaining lives of the Company’s retained interests ranged from approximately 2.5 years to 18 years for interests in residential mortgage loans, commercial and corporate loans, and student loans as of December 31, 2008, with the weighted average remaining life of interests in CDO securities approximating 24 years. To estimate the fair values of these securities, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. For the majority of the retained interests, the Company has considered the impacts on the fair values of two unfavorable variations from the estimated amounts, related to the fair values of the Company’s retained and residual interests, excluding MSRs. Declines in fair values for the total retained interests due to 10% and 20% adverse changes in the key assumptions and inputs totaled approximately $22.2 million and $45.7 million, respectively, as of December 31, 2008. For certain subordinated retained interests in residential mortgage securitizations, the Company used dealer indicated prices, as the Company believed these price indications more accurately reflected the severe disruption in the market for these securities. As such, the Company has not evaluated any adverse changes in key assumptions of these values. As of December 31, 2008, the fair value of these subordinated interests was $4.4 million based on a weighted average price of 12.3% of par. Expected static pool losses were approximately 5% or less for residential mortgage loans and commercial and corporate loans, as of December 31, 2008. For interests related to securitizations of CDO securities, expected static pool losses ranged from approximately 23% to 31% as of December 31, 2008.

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of December 31, 2009 and December 31, 2008, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for years ended December 31, 2009 and 2008 are as follows:

	Principal Balance		Past Due		Net Charge-offs
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Type of loan:
Commercial	$32,494.1	$41,039.9	$507.8	$340.9	$572.4	$194.6
Residential mortgage and home equity	46,742.3	48,520.2	4,064.6	2,727.6	1,902.6	950.5
Commercial real estate and construction	21,721.2	24,821.1	1,901.7	1,492.6	527.2	215.2
Consumer	11,648.9	11,646.9	428.4	411.1	152.1	172.4
Credit card	1,068.3	970.3	-	-	83.4	31.6

Total loan portfolio	$113,674.8	$126,998.4	$6,902.5	$4,972.2	$3,237.7	$1,564.3
Managed securitized loans
Commercial	3,460.2	3,766.8	64.5	30.2	27.9	-
Residential mortgage	1,482.3	1,836.2	122.9	129.5	44.2	24.7
Other	506.1	565.2	25.1	61.6	0.4	0.3

Total managed loans	$119,123.4	$133,166.6	$7,115.0	$5,193.5	$3,310.2	$1,589.3

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac, and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $127.8 billion and $106.6 billion at December 31, 2009 and December 31, 2008, respectively. Related servicing fees received by the Company during 2009, 2008, and 2007 were $333.4 million, $293.9 million and $263.2 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. The Company maintains two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which are reported at fair value and MSRs related to loans sold before January 1, 2008, which are reported at amortized cost, net of any allowance for impairment losses. Any impacts of this activity are reflected in the Company’s Consolidated Statements of Income/(Loss) in mortgage servicing-related income. See Note 9, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements for the rollforward of MSRs.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2009, 2008, and 2007 was $353.7 million, $354.3 million, and $337.7 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income/(Loss).

As of December 31, 2009 and December 31, 2008, the total unpaid principal balance of mortgage loans serviced was $178.9 billion and $162.0 billion, respectively. Included in these amounts were $146.7 billion and $130.5 billion as of December 31, 2009 and December 31, 2008, respectively, of loans serviced for third parties. As of December 31, 2009 and December 31, 2008, the Company had established MSRs valuation allowances of $6.7 million and $370.0 million, respectively. No permanent impairment losses were recorded against the allowance, with respect to MSRs carried at amortized cost, during the years ended December 31, 2009 and December 31, 2008.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs and the sensitivity of the December 31, 2009 and December 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions follows.

(Dollars in millions)	2009 Fair Value	2009 Lower of Cost or Market	Total 2008 Lower of Cost or Market
Fair value of retained MSRs	$935.6	$748.5	$815.6

Prepayment rate assumption (annual)	10.0%	16.9%	32.8%
Decline in fair value of 10% adverse change	$30.2	$30.1	$61.2
Decline in fair value of 20% adverse change	57.9	57.7	113.8
Discount rate (annual)	10.3%	11.7%	9.3%
Decline in fair value of 10% adverse change	$39.1	$26.6	$17.9
Decline in fair value of 20% adverse change	75.2	51.3	35.0
Weighted-average life (in years)	7.50	4.84	2.50
Weighted-average coupon	5.24	6.11	6.15

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients by issuing highly rated CP.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $58.8 million, $48.2 million, and $28.7 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Three Pillars has issued a subordinated note to a third party, which matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. Only the remaining balance of the first loss note, after any incurred losses, would be due. The outstanding and committed amounts of the subordinated note were $20.0 million at December 31, 2009 and December 31, 2008, and no losses had been incurred through December 31, 2009. Subsequent to December 31, 2009, Three Pillars repaid and extinguished the subordinated note.

The Company has determined that Three Pillars is a VIE, as Three Pillars has not issued sufficient equity at risk. The Company and the holder of the subordinated note are the two significant VI holders in Three Pillars. The Company and this note holder are not related parties or de facto agents of one another. The Company uses a mathematical model that calculates the expected losses and expected residual returns of Three Pillars’ assets and operations, based on a Monte Carlo simulation, and allocates each to the Company and the holder of the subordinated note. The results of this model, which the Company evaluates monthly, have shown that the holder of the subordinated note absorbs the majority of the variability of Three Pillars’ expected losses. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels and the forecasted growth in Three Pillars’ assets; as such, the Company has concluded it is not Three Pillars’ primary beneficiary and is not required to consolidate Three Pillars. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for a discussion of the impacts of the amendments to ASC 810-10 on the Company’s involvement with Three Pillars.

As of December 31, 2009 and December 31, 2008, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $1.8 billion and $3.5 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $3.7 billion and $1.7 billion, respectively, as of December 31, 2009, almost all of which renew annually, as compared to $5.9 billion and $3.5 billion, respectively, as of December 31, 2008. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries which collateralize 50% and 18%, respectively, of the outstanding commitments, as of December 31, 2009, as compared to 47% and 20%, respectively, as of December 31, 2008. Assets supporting those commitments have a weighted average life of 1.25 years and 1.52 years at December 31, 2009 and December 31, 2008, respectively. At December 31, 2009, Three Pillars’ outstanding CP used to fund the assets totaled approximately $1.8 billion, with remaining weighted average lives of 5.9 days and maturities through February 2010.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars assets for which the Company expects to suffer material losses. During the years ended December 31, 2009 and 2008, there were no write-downs of Three Pillars’ assets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

During the month of September 2008, the illiquid markets put a significant strain on the CP market and, as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars’ overnight CP, none of which was outstanding at December 31, 2008. Separate from the temporary disruption in the CP markets in September 2008, the Company held outstanding Three Pillars’ CP at December 31, 2008 with a par amount of approximately $400 million, all of which matured on January 9, 2009. None of the Company’s purchases of CP during 2008 altered the Company’s conclusion that it was not the primary beneficiary of Three Pillars.

Three Pillars has historically financed its activities by issuing A-1/P-1 rated CP and had no other form of senior funding outstanding, other than CP, as of December 31, 2009 or December 31, 2008. However, in the second quarter of 2009, Three Pillars CP was downgraded to A-2/P-1 due to the downgrade to A-/A2 of the Bank, which provides liquidity and credit enhancement to Three Pillars. This downgrade was not a reflection of the asset quality of Three Pillars, but did negatively impact its ability to issue CP to third party investors.

Subsequent to the S&P downgrade, the Company successfully completed its capital plan under the “stress test”, which included a successful common equity raise and tender offer for certain of its preferred stock and hybrid debt instruments. Additionally, in June 2009, Three Pillars received an F-1 rating from Fitch and chose to replace S&P’s A-2 rating, which was simultaneously withdrawn. As such, Three Pillars’ CP now carries an F-1/P-1 rating, which has allowed Three Pillars to issue approximately 75%, on average, of its CP to investors other than the Company during the quarter ended December 31, 2009. At December 31, 2009, the Company held no Three Pillars CP. The purchases of CP by the Company did not alter the allocation of variability within Three Pillars in a manner that was not originally considered, nor was it a means for the Company to provide non-contractual support to Three Pillars in order to protect any VI holders from losses. The predominant driver of risk is the credit risk of the underlying assets owned by Three Pillars, and S&P’s downgrade was not in response to any credit deterioration in these assets. Further, the subordinated note holder remained exposed to the majority of variability in expected losses in Three Pillars to the same degree it had prior to any purchases of CP by the Company. The Company’s at-market purchases of CP do not impact the interest rates paid by the clients of Three Pillars, as they are obligated to pay a pass through rate based on the rate at which Three Pillars issues CP. After evaluating all facts and circumstances, the Company concluded that the results of the mathematical model that the Company uses to support its conclusion that it is not the primary beneficiary of Three Pillars had not changed, the design of Three Pillars had not changed, and the purchases of CP by the Company had not given rise to an implicit VI in Three Pillars that would have resulted in the Company becoming the primary beneficiary of Three Pillars.

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

The total notional amounts of the liquidity facilities and other credit enhancements represent the Company’s maximum exposure to potential loss, which was $3.8 billion and $371.3 million, respectively, as of December 31, 2009, compared to $6.1 billion and $597.5 million, respectively, as of December 31, 2008. The Company did not have any liability recognized on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of December 31, 2009 or December 31, 2008, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these off-balance sheet commitments during the years ended December 31, 2009 or 2008. There are no other contractual arrangements that the Company plans to enter into with Three Pillars to provide it additional support.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business. The Company decided to temporarily suspend this business in late 2008 and terminated its existing transactions during 2009. Under the TRS business model, the VIEs purchase portfolios of loans at the direction of third parties. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the loans, the Company provides senior financing to these VIEs. At December 31, 2008, the Company had $603.4 million in such financing outstanding, which was classified within trading assets on the Consolidated Balance Sheets and none was outstanding at December 31, 2009. The Company enters into TRS transactions with the VIEs that the Company mirrors with a TRS with the third party who controls the loans owned by the VIE. The TRS transactions pass through all interest and other cash flows on the loans to the third party, along with exposing the third parties to any depreciation on the loans and providing them with the rights to all appreciation on the loans. The terms of the TRS transactions require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying loans decrease. Previously, the Company had concluded it was not the primary beneficiary of the VIEs, as the VIEs were designed for the benefit of the third parties. The third parties have implicit VIs in the VIEs via their TRS transactions with the Company, whereby these third parties absorb the majority of the expected losses and are entitled to the majority of the expected residual returns of the VIEs. At December 31, 2008, these VIEs had entered into TRS with the Company that had outstanding notional of $602.1 million and none was outstanding at December 31, 2009. The Company has not provided any support that it was not contractually obligated to for the year ended December 31, 2009 or December 31, 2008. For additional information on the Company’s TRS with these VIEs, see Note 17, “Derivative Financial Instruments” to the Consolidated Financial Statements.

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs when SunTrust does not own 100% of the entity because the holders of the equity investment at risk do not have the direct or indirect ability to make decisions that have a significant impact on the business. Accordingly, the Company’s general partner, limited partner, and/or debt interests are VIs that the Company evaluates for purposes of determining whether the Company is the primary beneficiary. During 2009 and 2008, SunTrust did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide. Beginning on January 1, 2010, the Company adopted the amendments to ASC 810-10 and determined that the Company will continue to consolidate those partnerships in which it acts as the general partner or the indemnifying party. In these situations, the Company has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the rights to receive benefits that could potentially be significant to the VIE. The Company will continue to not consolidate those partnerships in which it acts solely as the limited partner. As the limited partner the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.

The Company manages certain community development projects that generate tax credits and help it meet the requirements of the CRA. The related interests in these projects are recorded within the other assets line item on the Consolidated Balance Sheets. During 2007, the Company completed a strategic review of these properties and determined that the sale of certain properties was possible, which resulted in the Company recording a $57.7 million impairment charge in other noninterest expense within the Commercial line of business. Total impairment charges recorded within the Commercial line of business in 2009 and 2008 totaled $46.8 million and $19.9 million, respectively.

For some partnerships, SunTrust operates strictly as a general partner or the indemnifying party and, as such, is exposed to a majority of the partnerships’ expected losses. Accordingly, SunTrust consolidates these partnerships on its Consolidated Balance Sheets. As the general partner or indemnifying party, SunTrust typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of December 31, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $14.4 million and $20.5 million, respectively, and total liabilities, excluding intercompany liabilities, were $3.2 million and $3.3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were $0.1 million as of December 31, 2009 and December 31, 2008. While the obligations of the general partner or indemnifying entity are generally non-recourse to SunTrust, the Company, as the general partner or the indemnifying entity, may from time to time step in when needed to fund deficits. During 2009 and 2008, SunTrust did not provide any significant amount of funding as the general partner or the indemnifying entity to cover any deficits the partnerships may have generated.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it will not absorb a majority of the expected losses of the partnership. Typically, the general partner or an affiliate of the general partner provide guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. The Company accounts for its limited partner interests in accordance with the income tax guidance for investments in affordable housing projects. Partnership assets of approximately $1.1 billion and $1.0 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively. These limited partner interests had carrying values of $218.1 million and $188.9 million at December 31, 2009 and December 31, 2008, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $468.2 million and $473.2 million at December 31, 2009 and December 31, 2008, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $219.4 million and $202.7 million of loans issued by the Company to the limited partnerships at December 31, 2009 and December 31, 2008, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When SunTrust owns both the limited partner and general partner or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of December 31, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $424.9 million and $493.5 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $209.0 million and $327.6 million, respectively.

Registered and Unregistered Funds Advised by RidgeWorth

RidgeWorth, a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are voting interest entities or VIEs, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds.

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses or expected returns of the funds. As the Company does not directly invest in these funds, its exposure to loss is limited to the investment advisor and other administrative fees it earns. Payment on these fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of December 31, 2009 and December 31, 2008 were $3.3 billion and $3.6 billion, respectively. Beginning on January 1, 2010, the Company adopted the amendments to ASC 810-10 as noted in Note 1, “Significant Accounting Policies.” In January 2010, the FASB voted to finalize an ASU that would defer the amendments to ASC 810-10 for certain investment funds that meet specific criteria. The Company has determined that these Funds meet the criteria for deferral and accordingly will continue to be accounted for under the previous accounting model.

While the Company does not have any contractual obligation to provide monetary support to any of the Funds, the Company did elect to provide support for specific securities on one occasion in 2008 and two occasions in 2007 to three of the funds. In 2008 and 2007, the Company purchased approximately $2.4 billion of securities from these three funds at amortized cost plus accrued interest. The Company took these actions in response to the unprecedented market events to protect investors in these funds from possible losses associated with these securities. Two of the funds were previously considered voting interest entities and in connection with these purchases, the Company re-evaluated its involvement with these funds. As a result of the unprecedented circumstances that caused the Company to intervene, the lack of any contractual obligation to provide any current or future support to the funds, and the size of the financial support ultimately provided, the Company concluded that these two funds were still voting interest entities. The Company concluded that the third fund was a VIE and that, as a result of the purchase of securities, it was the primary beneficiary of this fund as it was likely to absorb a majority of the expected losses of the fund. Accordingly, this fund was consolidated in September 2007 and was subsequently closed in November 2007, which resulted in the termination of the VIE. At December 31, 2009 and December 31, 2008, the Company still owned securities purchased from these three funds of $159.3 million and $246.0 million, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12 - Long-Term Debt

Long-term debt at December 31 consisted of the following:

(Dollars in thousands)	2009	2008
Parent Company Only
Senior
4.25% notes due 2009	$0	$299,781
5.25% notes due 2012[3]	452,555	427,718
Floating rate notes due 2012 based on one month LIBOR + .46% [4]	576,000	-
Floating rate notes due 2015 based on one month LIBOR + 1.25%	885,227	885,227
6.00% notes due 2017	485,000	500,000
Floating rate notes due 2019 based on three month LIBOR + .15%	50,563	50,563
6.00% notes due 2028[2]	8,830	8,829

Total senior debt - Parent	2,458,175	2,172,118

Subordinated
7.75% notes due 2010[3]	305,545	303,630
6.00% notes due 2026	199,907	199,903

Total subordinated debt - Parent	505,452	503,533

Junior Subordinated
Floating rate notes due 2027 based on three month LIBOR + .67%[1]	349,758	349,740
Floating rate notes due 2027 based on three month LIBOR + .98%[1]	34,031	34,030
Floating rate notes due 2028 based on three month LIBOR + .65%[1]	249,751	249,743
Floating rate notes due 2032 based on three month LIBOR + 3.40%[1]	12,519	12,411
Floating rate notes due 2033 based on three month LIBOR + 3.10%[1]	2,435	2,369
Floating rate notes due 2034 based on three month LIBOR + 2.65%[1]	7,666	7,571
6.10% notes due 20361, [2]	907,398	999,833
5.588% notes due 20421, [2]	101,497	500,000
7.7875% notes due 2068[1]	685,000	685,000

Total junior subordinated debt—Parent	2,350,055	2,840,697

Total Parent Company (excluding intercompany of $160,000 in 2009 and $160,000 in 2008)	5,313,682	5,516,348

Subsidiaries
Senior
Floating rate notes due 2009 based on three month LIBOR + .10%	-	400,000
Floating rate notes due 2010 based on three month LIBOR + .65%[4]	750,000	750,000
3.0% notes due 2011[4]	2,245,475	2,243,257
Floating rate euro notes due 2011 based on three month EURIBOR + .11%[2]	1,164,169	1,395,150
Floating rate sterling notes due 2012 based on GBP LIBOR + .12%[2]	622,583	582,880
Floating rate notes due 2012 based on three month LIBOR + .11%[2]	859,255	1,000,000
Floating rate notes due 2014 based on one month LIBOR + 1.25%	274,837	274,837
Capital lease obligations	14,994	16,061
FHLB advances (0.00%—8.79%; advances at fair value $0 at December 31, 2009 and $3,659,423 at December 31, 2008)[2]	2,242,759	10,739,956
Direct finance lease obligations	251,213	153,569
Other	422,757	475,409

Total senior debt—subsidiaries	8,848,042	18,031,119

Subordinated
6.375% notes due 2011[3]	887,273	862,096
5.00% notes due 2015[3]	515,104	494,886
Floating rate notes due 2015 based on three month LIBOR + .30%	200,000	200,000
Floating rate notes due 2015 based on three month LIBOR + .29%	300,000	300,000
5.45% notes due 2017[3]	450,144	441,188
5.20% notes due 2017[3]	320,426	312,676
7.25% notes due 2018[3]	388,196	394,184
5.40% notes due 2020[3]	266,649	259,884

Total subordinated debt—subsidiaries	3,327,792	3,264,914

Total subsidiaries	12,175,834	21,296,033

Total long-term debt	$17,489,516	$26,812,381

1Notes payable to trusts formed to issue Trust Preferred Securities totaled $2.4 billion and $2.8 billion at December 31, 2009 and 2008, respectively.

2Debt was partially extinguished in 2009 and 2008 prior to the contractual repayment date. The Company recognized a net loss of $39.4 million and $11.7 million in 2009 and 2008, respectively, as a result of the prepayment.

3Debt recorded at fair value.

4Government guaranteed debt issued under the FDIC’s Temporary Liquidity Guarantee Program.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Maturities of long-term debt are: 2010 – $2,142.5 million; 2011 – $4,548.8 million; 2012 – $2,982.6 million; 2013 – $633.9 million; 2014 – $25.3 million; and thereafter—$7,156.4 million. Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries.

Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2009, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $2,356.4 million and $2,847.3 million as of December 31, 2009 and 2008, respectively, qualified as Tier 1 capital and long-term debt of $2,817.9 million and $3,008.3 million as of December 31, 2009 and 2008, respectively, qualified as Tier 2 capital. As of December 31, 2009, the Company had collateral pledged to the FHLB of Atlanta to support $7.2 billion of available borrowing capacity.

The Company does not consolidate certain wholly-owned trusts which had been formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in junior subordinated debentures of the Parent Company. The obligations of these debentures constitute a full and unconditional guarantee by the Parent Company of the trust preferred securities.

Note 13 - Earnings Per Share

Net income/(loss) is the same in the calculation of basic and diluted earnings/(loss) per average common share. Equivalent shares of 32.5 million and 33.5 million related to common stock options and common stock warrants outstanding as of December 31, 2009 and 2008, respectively, were excluded from the computations of diluted earnings/(loss) per average common share because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the years ended December 31, 2009, 2008, and 2007 is included below. For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

(In thousands, except per share data)	2009	2008	2007
Net income/(loss)	($1,563,683)	$795,774	$1,634,015
Series A preferred dividends	(14,143)	(22,255)	(30,275)
U.S. Treasury preferred dividends and accretion of discount	(265,786)	(26,579)	-
Gain on repurchase of Series A preferred stock	94,318	-	-
Dividends and undistributed earnings allocated to unvested shares	15,917	(5,958)	(10,786)

Net income/(loss) available to common shareholders	($1,733,377)	$740,982	$1,592,954

Average basic common shares	435,328	348,919	349,346
Effect of dilutive securities:
Stock options	452	190	2,396
Restricted stock	1,706	1,074	946

Average diluted common shares	437,486	350,183	352,688

Earnings/(loss) per average common share - diluted	($3.98)	$2.12	$4.52

Earnings/(loss) per average common share - basic	($3.98)	$2.12	$4.56

Note 14 – Capital

As part of the Company’s participation in the SCAP, the Company completed certain transactions as part of an announced capital plan during the second quarter of 2009 that increased its Tier 1 common equity by $2.1 billion. The transactions utilized to raise the capital consisted of the issuance of common stock, the repurchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares.

•

The common stock offerings that the Company completed in conjunction with the capital plan added 141.9 million in new common shares and resulted in $1.8 billion in additional Tier 1 common equity, net of issuance costs.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

•	Another element of the capital plan involved the sale of Visa Class B shares resulting in an increase in Tier 1 common equity of $70.1 million, net of tax.

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

	As of December 31,
	2009		2008
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$10,692	7.67%	$9,443	5.83%
Tier 1 capital	18,069	12.96	17,614	10.87
Total capital	22,895	16.43	22,743	14.04
Tier 1 leverage		10.90		10.45
SunTrust Bank
Tier 1 capital	$11,973	8.76%	$12,565	7.88%
Total capital	16,377	11.98	17,331	10.87
Tier 1 leverage		7.51		7.60

Substantially all of the Company’s retained earnings are undistributed earnings of SunTrust Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the parent company under these regulations at December 31, 2009 and 2008. The Company also has amounts of cash reserves required by the Federal Reserve. As of December 31, 2009 and 2008, these reserve requirements totaled $1.1 billion and $914.8 million, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Preferred Stock

	As of December 31,
(Dollars in thousands)	2009	2008
Series A (1,858 shares outstanding)	$172,511	$500,000
Series C (35,000 shares outstanding)	3,423,929	3,404,841
Series D (13,500 shares outstanding)	1,320,872	1,316,862

	$4,917,312	$5,221,703

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

2011, the Series A Preferred Stock will be redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

On November 14, 2008, as part of the CPP established by the U.S. Treasury under the EESA, the Company entered into a Purchase Agreement with the U.S. Treasury pursuant to which the Company issued and sold to the U.S. Treasury 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $100,000 per share (the “Series C Preferred Stock”), and a ten-year warrant to purchase up to 11,891,280 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $44.15 per share, for an aggregate purchase price of $3.5 billion in cash.

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

The Company may redeem the Series C Preferred Stock at par on or after December 15, 2011. Prior to this date, the Company may redeem the Series C Preferred Stock at par if the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined in the Company’s articles of incorporation and in the purchase agreement, in excess of $875 million, and the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Federal Reserve.

On December 31, 2008, as part of the CPP established by the U.S. Treasury under the EESA, the Company entered into a Purchase Agreement with the U.S. Treasury dated December 31, 2008 pursuant to which the Company issued and sold to the U.S. Treasury 13,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $100,000 per share (the “Series D Preferred Stock”), and a ten-year warrant to purchase up to 6,008,902 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $33.70 per share, for an aggregate purchase price of $1.35 billion in cash.

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

The Company may redeem the Series D Preferred Stock at par on or after March 15, 2012, but only after it has redeemed the Series C Preferred Stock. Prior to such time, the Company may redeem the Series D Preferred Stock at par if the Company has redeemed all of the Series C Preferred Stock, the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined in the Company’s articles of incorporation and in the purchase agreement, in excess of $337.5 million, and the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Federal Reserve.

ARRA amends certain provisions of EESA and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the U.S. Treasury to permit financial institutions from whom the U.S. Treasury purchased preferred stock to redeem such preferred stock without regard to whether such financial institution has replaced such funds and not subject to any waiting period. The statute also directs the U.S. Treasury to enact regulations to implement the directives set forth in ARRA.

Upon issuance, the fair values of the Series C and Series D Preferred Stock and the associated warrants were computed as if the instruments were issued on a stand-alone basis. The fair values of the Series C and Series D Preferred Stock were estimated based on observable trading levels of similar securities, resulting in a combined stand-alone fair value estimate of approximately $3.9 billion. The Company used an options pricing model (Bjerksund-Stensland) to estimate the fair value of the warrants as of the two issuance dates, resulting in a combined stand-alone fair value at each respective issuance date of approximately $110 million. The most significant and unobservable assumption in this valuation was volatility. The Company evaluated current listed market activity for its options, which is approximately two years, and historical data in arriving at an estimate of ten year volatility that the Company believed would be similar to an approach used by market

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

participants. The individual fair values were then used to record the Series C and Series D Preferred Stock and associated warrants on a relative fair value basis, with the warrants being recorded in Additional Paid in Capital as permanent equity and the Series C and Series D Preferred Stock being recorded at a discount of approximately $132 million. Accretion of the discount associated with the Series C and Series D Preferred Stock is recognized as an increase to preferred stock dividends in determining net income/(loss) available to common shareholders. The discount is being amortized over a five-year period from each respective issuance date using the effective yield method and totaled $23.1 million and $3.7 million during 2009 and 2008, respectively.

The Company is subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the CPP. Prior to November 14, 2011, unless the Company has redeemed the Series C and Series D Preferred

Stock or the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. Prior to December 31, 2011, unless the Company has redeemed the Series D Preferred Stock or the U.S. Treasury has transferred the Series D Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, if the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP, then the anti-dilution warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to the 2008 10-K.

During the years ended December 31, 2009 and 2008, the SunTrust Board of Directors paid cash dividends on perpetual preferred stock totaling $246.1million and $37.3 million, respectively.

Accelerated Share Repurchase Agreement

On May 31, 2007, SunTrust entered into an ASR agreement with a global investment bank to purchase $800 million (gross of settlement costs) of SunTrust’s common stock. On June 7, 2007, the global investment bank delivered to SunTrust 8,022,254 shares of SunTrust common stock, in exchange for the aforementioned consideration. During the third quarter of 2007, SunTrust completed this ASR when the Company received, without additional payment, an additional 1,462,091 shares.

Note 15 - Income Taxes

The components of income tax expense/(benefit) included in the Consolidated Statements of Income/(Loss) were as follows:

(Dollars in thousands)	Years ended December 31,
Current income tax expense (benefit)	2009	2008	2007
Federal	($6,496)	$140,484	$697,628
State	2,687	13,480	65,644

Total	($3,809)	$153,964	$763,272

Deferred income tax expense (benefit)
Federal	($798,507)	($93,895)	($110,760)
State	(96,467)	(127,340)	(36,998)

Total	($894,974)	($221,235)	($147,758)

Total income tax expense (benefit)	($898,783)	($67,271)	$615,514

The Company’s income from international operations was not significant. Additionally, the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on certain derivative financial instruments, and OCI related to certain retirement plans were recorded in OCI and had no effect on income tax expense (see Note 23, “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual income tax expense/(benefit) and effective tax rate for the past three years is as follows:

	2009		2008		2007
(Dollars in thousands)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Income tax expense at federal statutory rate	($861,863)	(35.0)%	$254,976	35.0%	$787,335	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(79,293)	(3.2)	(74,921)	(10.2)	(74,183)	(3.3)
Dividends received deduction	(12,117)	(0.5)	(13,766)	(1.9)	(14,949)	(0.6)
Dividends paid on employee stock ownership plan shares	(1,165)	(0.1)	(13,173)	(1.9)	(13,437)	(0.6)
Charitable contribution	-	-	(64,196)	(8.8)	(2,168)	(0.1)
Income tax credits, net	(79,425)	(3.2)	(75,164)	(10.3)	(75,480)	(3.4)
State income taxes, net	(48,306)	(2.0)	(60,098)	(8.2)	18,578	0.8
Dividends on subsidiary preferred stock	-	-	-	-	(23,884)	(1.0)
Completion of audit examinations by taxing authorities	(55,337)	(2.2)	(13,911)	(1.9)	-	-
Goodwill impairment	237,101	9.6	-	-	-	-
Other	1,622	0.1	(7,018)	(1.0)	13,702	0.6

Total income tax expense (benefit) and rate	($898,783)	(36.5)%	($67,271)	(9.2)%	$615,514	27.4%

Deferred income tax liabilities and assets result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax asset and liability at December 31 were as follows:

	December 31,
(Dollars in thousands)	2009	2008
Deferred Tax Assets
Allowance for loan losses	$1,181,364	$887,401
Accrued expenses	402,425	401,370
Other real estate owned	61,659	33,428
Loans	36,304	(44,207)
State net operating losses (net of federal benefit)	103,429	77,901
Federal net operating loss and credits	500,861	2,961
Other	188,763	110,282

Gross deferred tax asset	$2,474,805	$1,469,136

Deferred Tax Liabilities
Net unrealized gains in accumulated other comprehensive income	$590,363	$541,981
Leasing	719,984	917,921
Employee benefits	139,127	164,053
Mortgage	706,087	485,045
Securities	75,722	143,096
Intangible assets	50,417	62,617
Fixed assets	86,255	67,908
Undistributed dividends	16,659	42,053
Other	88,519	64,374

Gross deferred tax liability	$2,473,133	$2,489,048

Net deferred tax asset/(liability)	$1,672	($1,019,912)

The deferred tax assets include a federal NOL and credits of $500.9 million as of December 31, 2009. No valuation allowance is necessary on the federal deferred tax assets. The federal NOL and credits will expire, if not utilized, by 2029. The deferred tax assets include state NOL carryforwards of $186.0 million (net of a valuation allowance of $53.2 million) for 2009 and $148.5 million (net of a valuation allowance of $40.5 million) for 2008. The state NOLs expire, if not utilized, in varying amounts from 2009 to 2029.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, the Company’s gross cumulative UTBs amounted to $160.6 million, of which $121.0 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2008, the Company’s gross cumulative UTBs amounted to $301.4 million. The reduction in UTBs was primarily attributable to the settlement of examinations by certain taxing authorities and the related payments and reversal of the liability. Additionally, the Company recognized a gross liability of $39.3 million and $70.9 million for interest related to its UTBs as of December 31, 2009 and December 31, 2008, respectively. Interest related to UTBs was income of $17.8 million for the year ended December 31, 2009, compared to expense of $22.4 million, for the same period in 2008. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by up to $15 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in various state jurisdictions. As of December 31, 2009, the Company’s federal returns through 2004 have been examined by the IRS and all issues have been resolved. An IRS examination of the Company’s 2005 and 2006 federal income tax returns is currently in progress, but it is nearing completion with only one issue unresolved. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

The following table provides a rollforward of the Company’s UTBs from January 1 to December 31:

	2009	2008
	Federal and State UTBs	Federal and State UTBs
(Dollars in thousands)
Balance at January 1	$301,369	$323,654
Increases in UTBs related to prior years	7,910	12,295
Decreases in UTBs related to prior years	-	(24,622)
Increases in UTBs related to the current year	-	20,617
Decreases in UTBs related to the current year	(37)	-
Decreases in UTBs related to settlements	(146,271)	(17,258)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(2,764)	(2,752)
Increases (decreases) in UTBs related to acquired entities in prior years, offset to goodwill	386	(10,565)

Balance at December 31	$160,593	$301,369

Note 16 - Employee Benefit Plans

SunTrust sponsors various short and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, and a LTI cash plan. Prior to 2008, some LTIs were delivered through the PUP, a cash basis LTI plan with a three year time horizon. Effective January 1, 2008, the PUP was terminated, and outstanding performance units under the PUP were replaced with a one-time grant of restricted stock. The LTI cash plan became effective in 2008, and awards under the LTI cash plan cliff vest over a period of three years from the date of the award and are paid in cash. The MIP is the Company’s short-term cash incentive plan for key employees that provides for potential annual cash awards based on the attainment of the Company’s earnings and/or the achievement of business unit and individual performance objectives. Compensation expense related to programs that have cash payouts for the years ended December 31, 2009, 2008 and 2007 totaled $28.3 million, $47.5 million and $48.5 million, respectively.

Stock Based Compensation

The Company provides stock-based awards through the SunTrust Banks Inc. 2009 Stock Plan under which the Compensation Committee of the Board of Directors (the “Committee”) has the authority to grant stock options and restricted stock, of which some may have performance features, to key employees of the Company. Under the 2009 Stock Plan, a total of 9.3 million shares of common stock is authorized and reserved for issuance, of which no more than 4.8 million shares may be issued as restricted stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest after three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more criteria, including employment, performance or other conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Through 2008, the expected volatility was based on the historical volatility of the Company’s stock. Beginning in 2009, SunTrust moved to implied volatility. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield was based on recent dividend history through 2008; however, in 2009 the Company began using the current rate to calculate the yield. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

The weighted average per share fair values of options granted during 2009, 2008, and 2007 were $5.13, $7.63 and $16.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Dividend yield	4.16%	5.62%	3.01%
Expected stock price volatility	83.17	25.73	20.07
Risk-free interest rate (weighted average)	1.94	2.63	4.70
Expected life of options	6 years	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2007	18,680,710	$14.56 - $83.74	$64.39	1,870,604	$60,487	$57.12
Granted	717,494	77.75 - 85.06	85.04	1,054,837	88,892	84.27
Exercised/vested	(2,887,293)	14.56 - 78.39	60.50	(339,437)	-	50.21
Cancelled/expired/forfeited	(452,765)	14.56 - 85.06	72.36	(315,660)	(20,612)	65.30
Amortization of restricted stock compensation	-	-	-	-	(35,299)	-
Repurchase of AMA member interests	-	-	-	-	(2,846)	-

Balance, December 31, 2007	16,058,146	17.06 - 85.06	65.79	2,270,344	90,622	69.63

Granted	1,473,284	29.54 - 64.58	57.43	2,021,564	117,039	57.90
Exercised/vested	(514,149)	18.77 - 65.33	49.16	(213,431)	-	55.16
Cancelled/expired/forfeited	(1,476,358)	31.80 - 154.61	69.30	(275,065)	(17,611)	64.04
Acquisition of GB&T	100,949	46.39 - 154.61	76.82	-	-	-
Amortization of restricted stock compensation	-	-	-	-	(76,656)	-

Balance, December 31, 2008	15,641,872	17.06 - 150.45	65.29	3,803,412	113,394	64.61

Granted	3,803,796	9.06	9.06	2,565,648	28,205	10.40
Exercised/vested	-	-	-	(1,255,092)	-	64.79
Cancelled/expired/forfeited	(1,784,452)	9.06 - 149.81	65.39	(343,796)	(16,018)	46.59
Amortization of restricted stock compensation	-	-	-	-	(66,420)	-

Balance, December 31, 2009	17,661,216	$9.06 - $150.45	$53.17	4,770,172	$59,161	$37.02

Exercisable, December 31, 2009	12,108,820		$64.97

Available for Additional Grant, December 31, 2009 [1]	9,085,834

1 Includes 4,597,441 shares available to be issued as restricted stock.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents information on stock options by ranges of exercise price:

(Dollars in thousands, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	4,510,659	$14.29	8.38	$41,788	489,563	$44.71	2.40	$-
$49.47 to 64.57	4,991,845	56.44	2.29	-	4,991,845	56.44	2.29	-
$64.58 to 150.45	8,158,712	72.66	4.89	-	6,627,412	72.89	4.22	-

	17,661,216	$53.17	5.05	$41,788	12,108,820	$64.97	3.35	$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the- money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the twelve months ended December 31, 2009, 2008, and 2007 was $0, $4.5 million, and $68.2 million, respectively. Total fair value, measured as of the grant date, of restricted shares vested was $81.3 million, $11.8 million, and $17.0 million, for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, there was $77.8 million and $126.7 million unrecognized stock-based compensation expense related to nonvested stock options and restricted stock. The unrecognized stock compensation expense as of December 31, 2009 is expected to be recognized over a weighted average period of 1.68 years.

Stock-based compensation expense recognized in noninterest expense for the year ended December 31 was as follows:

(Dollars in thousands)	2009	2008	2007
Stock-based compensation expense:
Stock options	$11,439	$12,407	$16,908
Restricted stock	66,420	76,656	35,299

Total stock-based compensation expense	$77,859	$89,063	$52,207

The recognized tax benefit amounted to $29.6 million, $33.8 million and $19.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Retirement Plans

Defined Contribution Plan

SunTrust maintains a defined contribution plan that offers a dollar for dollar match on the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan. Compensation expense related to this plan for the years ended December 31, 2009, 2008 and 2007 totaled $76.4 million, $79.6 million and $69.6 million, respectively.

On December 31, 2007, SunTrust Banks, Inc. adopted written amendments to SunTrust Banks, Inc. 401(k) Excess Plan. Effective January 1, 2007, the Company matching contribution under the SunTrust Banks, Inc. 401(k) Excess Plan will provide for a year-end true up to include deferrals to the deferred compensation plan that could have been deferred under the 401(k) Excess Plan. Without further amendment, the matching contribution to the 401(k) Excess Plan increased, effective January 1, 2008, in accordance with the terms of the plan to be the same percentage of match as provided in the qualified 401(k) Plan, which is 100% of the first 5% of eligible pay that a participant, including an executive participant, elects to defer to the applicable plan, subject to such limitations as may be imposed by such plan provisions and applicable laws and regulations. Effective January 1, 2010, the 401(k) Excess Plan benefits were frozen. All future nonqualified plan deferrals will be made to the SunTrust Deferred Compensation Plan.

Noncontributory Pension Plans

SunTrust maintains a funded, noncontributory qualified retirement plan covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service. Effective January 1, 2008, retirement plan participants who were Company employees as of December 31, 2007 (“Affected Participants”) ceased to accrue additional

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

benefits under the existing pension benefit formula after that date and all their accrued benefits were frozen. Beginning January 1, 2008, Affected Participants who have fewer than 20 years of service and future participants will accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Affected Participants with 20 or more years of service as of December 31, 2007 were given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. Effective January 1, 2008, the vesting schedule was changed from a 5-year cliff to a 3-year cliff for participants employed by the Company on and after that date. SunTrust monitors the funded status of the plan closely and due to the current funded status, SunTrust did not make a contribution for the 2009 plan year.

On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Effective December 31, 2004, participants no longer earned future service in the NCF Retirement Plan (qualified plan), and participants’ benefits were frozen with the exception of adjustments for pay increases after 2004. All former NCF employees who met the service requirements began to earn benefits in the SunTrust Retirement Plan effective January 1, 2005. On February 13, 2007, the NCF Retirement Plan was amended to completely freeze benefits for those Affected Participants who do not elect, or are not eligible to elect, the traditional pension benefit formula in the SunTrust Retirement Plan. The effective date for changes impacting the NCF Retirement Plan is January 1, 2008. Similar to the SunTrust Retirement Plan, due to the current funded status of the NCF Retirement Plan, SunTrust did not make a contribution for the 2009 plan year.

SunTrust also maintains unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company. The plans provide defined benefits based on years of service and final average salary. SunTrust’s obligations for these nonqualified supplemental defined benefit pension plans are included within the qualified Pension Plans in the tables presented in this section under “Pension Benefits”.

On February 13, 2007, the SERP was amended to reduce the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan. The effective date for changes impacting the SERP was January 1, 2008. After January 1, 2008, a new SERP cash balance formula was implemented for existing and new participants with no limit on pay for SERP Tier 2 participants and a minimum preserved benefit for SERP participants at December 31, 2007. On December 31, 2007, SunTrust Banks, Inc. also adopted an additional written amendment to the SunTrust Banks, Inc. ERISA Excess Plan. This amendment implemented changes to mirror the cash balance changes in the qualified Pension Plan, but with an earnings limit of two times the qualified plan’s eligible earnings.

Other Postretirement Benefits

Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet age and service requirements for Other Postretirement Benefits while working for the Company. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Employees who have retired or will retire after December 31, 2003 are not eligible for retiree life insurance or subsidized post-65 medical benefits. Effective January 1, 2008, the pre-65 employer subsidy for medical benefits was discontinued for participants who will not be age 55 with at least 10 years of service before January 1, 2010. Certain retiree health benefits are funded in a Retiree Health Trust. In addition, certain retiree life insurance benefits are funded in a VEBA. SunTrust reserves the right to amend or terminate any of the benefits at any time.

Assumptions

The SunTrust Benefits Plan Committee reviews and approves the assumptions for year-end measurement calculations. A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A string of benefit payments projected to be paid by the plan for the next 100 years is developed based on the most recent census data, plan provisions and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefits Plan Committee and updated every year for each plan. A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay. Due

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

to current economic conditions and Company projections for wage growth, merit increases, and real inflation, compensation growth assumptions of 2.0% to 3.5% will be used for the next three years (2010 – 2012) with the ultimate assumption returning to 4% in 2013.

Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on obligations generated within the Pension Plans in 2009 resulted from lower lump sum rates and changes to actuarial demographic assumptions offset by higher discount rates and lower salary increases.

The change in benefit obligations for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Benefit obligation, beginning of year	$1,922,252	$1,841,153	$204,742	$200,723
Service cost	63,858	77,872	292	618
Interest cost	119,548	117,090	11,211	11,811
Plan participants’ contributions	-	-	22,015	21,632
Actuarial (gain)/loss	18,681	(7,646)	(27,859)	1,360
Benefits paid	(116,399)	(106,217)	(33,792)	(34,902)
Less federal Medicare drug subsidy	-	-	2,518	3,500

Benefit obligation, end of year	$2,007,940	$1,922,252	$179,127	$204,742

The accumulated benefit obligation for the Pension Benefits at December 31, 2009 and 2008 was $1.9 billion and $1.8 billion, respectively.

	Pension Benefits				Other Post- retirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2009		2008		2009	2008
Discount rate	6.32%		6.14%		5.70%	5.95%
Rate of compensation increase	4.00	[2]	4.00/4.50	[1]	N/A	N/A

1At year-end 2008, all salaries were expected to increase by 2.00% for 2009 (0% for nonqualified plans), 3.00% for 2010, and total salaries were assumed to increase at 4.50% while base salaries were assumed to increase at 4.00% for 2011 and beyond.

2At year-end 2009, all salaries were expected to increase by 2.00% for 2010, 3.00% for 2011, 3.50% for 2012, and 4.00% for 2013 and beyond.

The change in plan assets for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Fair value of plan assets, beginning of year	$1,919,349	$2,287,322	$147,167	$162,881
Actual return on plan assets	506,297	(617,770)	24,923	(32,965)
Employer contributions	24,943	356,014	723	30,521
Plan participants’ contributions	-	-	22,015	21,632
Benefits paid	(116,399)	(106,217)	(33,792)	(34,902)

Fair value of plan assets, end of year	$2,334,190	$1,919,349	$161,036	$147,167

Employer contributions and benefits paid in the above table include only those amounts contributed to pay participants’ plan benefits or added to plan assets in 2009 and 2008, respectively. SERPs are not funded through plan assets.

The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections (for example, narrowing of fixed income spreads between corporate bonds and U.S. Treasuries) and expenses. Capital market simulations from internal and external sources, survey data, economic forecasts and actuarial judgment are all used in this process.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The expected long-term rate of return on plan assets was 8.00% and 8.25% in 2009 and 2008, respectively. The expected long-term rate of return is 8.00% for 2010. The asset allocation for the Pension Plans and the target allocation, by asset category, are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2010	2009	2008
Equity securities	55-75%	61%	62%
Debt securities	25-45	37	35
Cash equivalents	0-5	2	3

Total		100%	100%

1 SunTrust Pension Plan only.

2 SunTrust and NCF Pension Plans.

The fair value of plan assets is measured based on the fair value hierarchy which is discussed in detail in Note 20, “Fair Value Election and Measurement” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. Level 1 assets such as equity securities, mutual funds, and REITS are instruments that are traded in active markets and are valued based on identical instruments. Fixed income securities and common and collective trust funds are classified as level 2 assets because there is not an identical asset in the market upon which to base the valuation; however, there are no significant unobservable assumptions used to value level 2 instruments. Level 3 assets primarily consist of private placement and non-investment grade bonds. Limited visible market activity exists for these instruments or similar instruments and therefore significant unobservable assumptions are used to value the securities.

The following table sets forth by level, within the fair value hierarchy, plan assets related to Pension Benefits at fair value as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using [1]
(Dollars in thousands)	Assets Measured at Fair Value December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$55,053	$55,053	$-	$-
Mutual funds:
Fixed income funds	96,617	96,617	-	-
International diversified funds	356,614	356,614	-	-
Large cap funds	263,052	263,052	-	-
Small and mid cap funds	214,082	214,082	-	-
Equity securities:
Consumer	100,505	100,505	-	-
Energy and utilities	40,103	40,103	-	-
Financials	43,904	43,904	-	-
Healthcare	65,182	65,182	-	-
Industrials	51,461	51,461	-	-
Information technology	157,471	157,471	-	-
Materials	19,909	19,909	-	-
Exchange traded funds	98,330	98,330	-	-
Fixed income securities:
Corporate - investment grade	554,307	-	471,645	82,662
Corporate - non-investment grade	25,822	-	-	25,822
Foreign bonds	177,222	-	139,396	37,826
Other	1,311	-	389	922
Real estate investment trusts	182	182	-	-

	$2,321,127	$1,562,465	$611,430	$147,232

1 Schedule does not include accrued income amounting to less than 0.6% of total plan assets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth a summary of changes in the fair value of level 3 plan assets for the year ended December 31, 2009:

(Dollars in thousands)	Fixed Income Securities - Corporate Investment Grade	Fixed Income Securities - Corporate Non-investment Grade	Fixed Income Securities - Foreign Bonds	Other
Balance as of January 1, 2009	$-	$-	$-	$-
Purchases/(sales)	69,486	20,385	21,015	(185)
Realized gain/(loss)	(29)	-	-	-
Unrealized gain/(loss)	7,280	4,253	2,898	-
Transfers in level 3	5,925	1,184	13,913	1,107

Balance as of December 31, 2009	$82,662	$25,822	$37,826	$922

The following table sets forth by level, within the fair value hierarchy, plan assets related to Other Postretirement Benefits at fair value as of December 31, 2009:

		Fair Value Measurements as of December 31, 2009 [1]
(Dollars in thousands)	Assets Measured at Fair Value at December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity mutual funds
Large cap fund	$36,512	$36,512	$-	$-
Investment grade tax-exempt bond	25,217	25,217	-	-
International fund	7,633	7,633	-	-
Common and collective funds	91,632	-	91,632	-

	$160,994	$69,362	$91,632	$-

1Schedule does not include accrued income amounting to less than 0.1% of total plan assets.

The SunTrust Benefits Plan Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with the Employee Retirement Income Security Act of 1974 and related fiduciary standards. The long-term primary investment objectives for the Pension Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income), without undue exposure to risk in any single asset class or investment category and to enable the plans to provide their specific benefits to participants thereof. The objectives are accomplished utilizing a strategy of equities, fixed income and cash equivalents in a mix that is conducive to participation in a rising market while allowing for protection in a falling market. The portfolio is viewed as long-term in its entirety, avoiding decisions based solely on short-term concerns and individual investments. The objective in the allocation of assets is diversification of investments among asset classes that are not similarly affected by economic, political, or social developments. The diversification does not necessarily depend upon the number of industries or companies in a portfolio or their particular location, but rather upon the broad nature of such investments and of the factors that may influence them. To ensure broad diversification in the long-term investment portfolios among the major categories of investments, asset allocation, as a percent of the total market value of the total long-term portfolio, are set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. At December 31, 2009 and 2008, there was no SunTrust common stock held in the Pension Plans, nor were there any purchases during 2009 or 2008.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Pension Plans. The Company’s investment strategy is to create a stream of investment returns sufficient to provide for current and future liabilities at a reasonable level of risk. Assets are diversified among equity and fixed income investments according to the asset mix approved by the SunTrust Benefits Plan Committee which is presented in the target allocation table. The pre-tax expected long-term rate of return on these plan assets was 7.25% in 2009 and 7.5% in 2008. The 2010 pre-tax expected long-term rate of return is 7.00%. At December 31, 2009 and 2008, there was no common stock held in the Other Postretirement Benefit Plans, nor were there any purchases during 2009 or 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2010	2009	2008
Equity securities	35-50%	48%	41%
Debt securities	50-65	51	44
Cash equivalents	-	1	15

Total		100%	100%

Funded Status

The funded status of the plans, as of December 31, was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Fair value of plan assets	$2,334,190	$1,919,349	$161,036	$147,167
Benefit obligations	(2,007,940)	(1,922,252)	(179,127)	(204,742)

Funded status	$326,250	($2,903)	($18,091)	($57,575)

At December 31, 2009, the total outstanding unrecognized net loss to be recognized in future years for all pension and postretirement benefits was $0.7 billion, compared to $1.3 billion as of December 31, 2008. The key sources of the cumulative net losses are attributable to lower discount rates for the past several years and lower return on assets in 2008. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent the best estimates for the future and will, therefore, minimize future gains and losses.

As of December 31, amounts recognized in AOCI are as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2009	2008	2009	2008
Net actuarial loss	$715,050	$1,170,780	$34,137	$97,526
Prior service credit	(56,598)	(67,483)	(380)	(1,938)

Total accumulated other comprehensive income, pre-tax	$658,452	$1,103,297	$33,757	$95,588

Pension benefits with a projected benefit obligation, in excess of plan assets at December 31 were as follows:

(Dollars in thousands)	2009	2008
Projected benefit obligation	$95,549	$109,751
Accumulated benefit obligation	91,442	104,594

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Expected Cash Flows

Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in thousands)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy)[3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2010 (expected) to plan trusts	$-	$-	($2,400)
2010 (expected) to plan participants	11,909	-	-
Expected Benefit Payments
2010	106,371	16,552	(2,400)
2011	120,571	16,722	(758)
2012	123,871	16,532	(756)
2013	133,331	16,185	(752)
2014	142,463	15,849	(742)
2015-2019	834,688	69,245	(3,451)

1At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2010 based on the funded status of the Plan and contribution limitations under the Employee Retirement Income Security Act of 1974 (ERISA).

2The expected benefit payments for the Supplemental Executive Retirement Plan will be paid directly from SunTrust corporate assets.

3The 2010 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

Net Periodic Cost

Components of net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits						Other Postretirement Benefits
(Dollars in thousands)	2009		2008		2007		2009		2008		2007
Service cost	$63,858		$77,872		$68,322		$292		$618		$1,241
Interest cost	119,548		117,090		111,920		11,211		11,811		11,337
Expected return on plan assets	(149,151)		(185,653)		(186,356)		(7,033)		(8,186)		(8,194)
Amortization of prior service cost	(10,886)		(11,166)		(10,159)		(1,558)		(1,558)		(1,370)
Recognized net actuarial loss	112,095		22,223		34,849		18,593		12,750		14,286
Amortization of initial transition obligation	-		-		-		-		-		280
Other	5,170		3,465		1,811		-		-		11,586

Net periodic benefit cost	$140,634		$23,831		$20,387		$21,505		$15,435		$29,166

Weighted average assumptions used to determine net cost
Discount rate[1]	6.58%	[2]	6.28%	[1]	5.93%	[2]	5.95%		5.95%		5.75%
Expected return on plan assets	8.00		8.25		8.50		5.30	[3]	5.30	[3]	5.30	[3]
Rate of compensation increase	4.00/4.50		4.00/4.50		4.50		N/A		N/A		N/A

1 The weighted average shown for 2008 is the weighted average discount rates for the Pension Benefits as of the beginning of the fiscal year.

2 Interim remeasurement was required on February 13, 2007 for all plans and again on April 30, 2009 for the SunTrust Pension Plan due to plan changes adopted at that time. The discount rate as of the remeasurement date was selected based on the economic environment on those dates.

3 The weighted average shown for the Other Postretirement Benefit plan is determined on an after-tax basis.

Other changes in plan assets and benefit obligations recognized in OCI during 2009 are as follows:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Settlements	($5,170)	$0
Current year actuarial gain	(338,466)	(44,796)
Amortization of actuarial loss	(112,095)	(18,593)
Amortization of prior service credit	10,886	1,558

Total recognized in other comprehensive income, pre-tax	($444,845)	($61,831)

Total recognized in net periodic benefit cost and other comprehensive income, pre-tax	($304,210)	($40,326)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2010 are as follows:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$59,869	$981
Prior service credit	(11,168)	(380)

Total	$48,701	$601

In addition, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase all Pension and Other Postretirement Plans’ net periodic benefit cost approximately $9.3 million and $6.1 million, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit plans. As of December 31, 2009, SunTrust assumed that retiree health care costs will increase at an initial rate of 8.00% per year. SunTrust assumed a healthcare cost trend that recognizes expected inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 6-year period to 5.00% per year. Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on Other Postretirement Benefit obligation	$12,914	($11,304)
Effect on total service and interest cost	668	(579)

Note 17 – Derivative Financial Instruments

The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market or credit risks, either economically or in accordance with the hedge accounting provisions. The Company may also enter into derivatives, on a limited basis, to capitalize on trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in OCI, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA; depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of December 31, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.8 billion, representing the net of $2.5 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions. As of December 31, 2008, net derivative asset positions to which the Company was exposed

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

to risk of its counterparties were $3.5 billion, representing the net of $4.6 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $24.9 million and $23.1 million as of December 31, 2009 and December 31, 2008, respectively.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, of the Company’s total derivative liability positions, approximately $1.3 billion in fair value, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At December 31, 2009, the Bank carried senior long-term debt ratings of A-/A2 from two of the major ratings agencies. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a fair value of approximately $25.5 million at December 31, 2009, against which the Bank had posted collateral of approximately $10.4 million; ATEs do not exist at lower ratings levels. At December 31, 2009, approximately $1.3 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted approximately $1.1 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of approximately $658.9 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $20.0 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The table below presents the Company’s derivative positions at December 31, 2009. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2009. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written component and a purchased component (such as a collar), the notional amount of each component is presented separately, with the purchased component being presented as an Asset Derivative and the written component being presented as a Liability Derivative. The fair value of each combination of options is presented with the purchased component, if the combined fair value of the components is positive, and with the written component, if negative.

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$-	Trading liabilities	$1,546,752		$45,866
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,550,000		865,391	Trading liabilities	3,000,000		22,202

Total		17,096,752		865,391		4,546,752		68,068

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	3,223,085		200,183	Trading liabilities	295,000		10,335
Corporate bonds and loans		-		-	Trading liabilities	47,568		4,002
MSRs	Other assets	3,715,000		61,719	Other liabilities	3,810,000		57,048
LHFS, IRLCs, LHFI-FV	Other assets	7,461,935	[3]	75,071	Other liabilities	1,425,858		20,056
Trading activity	Trading assets	94,139,597	[1]	3,289,667	Trading liabilities	83,483,088		3,242,861
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,164,169		96,143	Trading liabilities	656,498		144,203
Trading activity	Trading assets	2,059,097		107,065	Trading liabilities	2,020,240		96,266
Credit contracts covering:
Loans	Trading assets	115,000		771	Trading liabilities	240,750		4,051
Trading activity	Trading assets	170,044	[2]	6,344	Trading liabilities	156,139	[2]	3,837
Equity contracts - Trading activity	Trading assets	3,344,875	[1]	446,355	Trading liabilities	6,907,657		672,221
Other contracts:
IRLCs and other	Other assets	1,870,040		13,482	Other liabilities	1,560,337	[4]	48,134	[4]
Trading activity	Trading assets	39,117		7,095	Trading liabilities	51,546		6,929

Total		117,301,959		4,303,895		100,654,681		4,309,943

Total derivatives		$134,398,711		$5,169,286		$105,201,433		$4,378,011

1 Amounts include $18.2 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $3.6 million and $8.7 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $2.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4 Includes a $40.4 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134.3 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s derivative positions as of December 31, 2008 were as follows:

	Contract or Notional Amount
(Dollars in millions)	End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$20,193	$126,913
Futures and forwards	10,089	40,057
Options	1,500	28,098

Total interest rate contracts	31,782	195,068
Interest rate lock commitments	7,161	-
Equity contracts	3,094	11,214
Foreign exchange contracts	2,009	5,659
Other derivative contracts	345	1,671

Total derivatives contracts	$44,391	$213,612

Credit-related arrangements
Commitments to extend credit	$79,191
Standby letters of credit and similar arrangements	13,942

Total credit-related arrangements	$93,133

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2009 is presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Year Ended December 31, 2009
(Dollars in thousands)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Derivatives in cash flow hedging relationships
Equity contracts hedging:
Securities available for sale	($295,982)
Interest rate contracts hedging:
Floating rate loans	99,317	Interest and fees on loans	$503,424
Floating rate certificates of deposits	(1,499)	Interest on deposits	(47,265)
Floating rate debt	(15)	Interest on long-term debt	(1,333)

Total	($198,179)		$454,826

(Dollars in thousands) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the year ended December 31, 2009

Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($60,731)
Corporate bonds and loans	Trading account profits/(losses) and commissions	6,530
MSRs	Mortgage servicing related income	(87,855)
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(74,914)
Trading activity	Trading account profits/(losses) and commissions	46,399
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	71,696
Trading activity	Trading account profits/(losses) and commissions	(3,991)

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(19,493)
Other	Trading account profits/(losses) and commissions	9

Equity contracts - trading activity	Trading account profits/(losses) and commissions	22,571

Other contracts:
IRLCs	Mortgage production related income	629,972
Trading activity	Trading account profits/(losses) and commissions	2,636

Total		$532,829

1 During the year ended December 31, 2009, the Company reclassified $30.8 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivative instruments and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits and commissions.

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of December 31, 2009, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2009, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2009 and 2008, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2009, the written CDS had remaining terms of approximately three months to five years. The maximum guarantees outstanding at December 31, 2009 and December 31, 2008, as measured by the gross notional amounts of written CDS, were $129.5 million and $190.8 million, respectively. At December 31, 2009 and December 31, 2008, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $184.5 million and $245.2 million, respectively. The fair values of the written CDS were $1.8 million and $34.7 million at December 31, 2009 and December 31, 2008, respectively, and the fair values of the purchased CDS were $4.3 million and $45.8 million at December 31, 2009, and December 31, 2008, respectively.

The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its swap participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At December 31, 2009, the remaining terms on these swap participations generally ranged from one month to nine years, with a weighted average on the maximum estimated exposure of 3.2 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $83.3 million and $125.7 million at December 31, 2009 and December 31, 2008, respectively. The fair values of the written swap participations were de minimis at December 31, 2009 and December 31, 2008. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is managed through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. At December 31, 2008, there was $602.1 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative assets and liabilities were $171.0 million and $166.6 million at December 31, 2008, respectively, and related collateral held at December 31, 2008 was $296.8 million. As of December 31, 2008, the Company had decided to temporarily suspend its TRS business and the Company has unwound its positions as of December 31, 2009. The Company did not incur any losses on these unwinds.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company employs various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At December 31, 2009, the Company’s only outstanding interest rate hedging relationships relate to interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. The maximum range of hedge maturities for hedges of floating rate loans is approximately one to five years, with the weighted average being approximately 3.3 years. Ineffectiveness on these hedges was de minimis during the year ended December 31, 2009. As of December 31, 2009, $346.7 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns approximately 22.9 million Coke common shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke common shares. These two subsidiaries entered into separate Agreements on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements resulted in zero cost equity collars which are derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur in approximately six and a half and seven years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company did not recognize any ineffectiveness during 2008, but did recognize approximately $0.6 million of ineffectiveness during the year ended December 31, 2009, which was recorded in trading account profits and commissions. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

¡

The Company enters into MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage LHFS, and mortgage loans held for investment reported at fair value.

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged by entering into cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recorded within trading account profits and commissions.

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

Note 18 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2009, approximately $15.1 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At December 31, 2009, the total loss exposure ceded to the Company was approximately $645.0 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $289.0 million. Of this amount, $285.0 million of losses have been reserved for as of December 31, 2009, reducing the Company’s net remaining loss exposure to $4.0 million. Future reported losses may exceed $4.0 million since future premium income will increase the amount of funds held in the trust; however future cash losses, net of premium income, are not expected to exceed $4.0 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $47.6 million, $58.8 million and $37.7 million for the each of the years ended December 31, 2009, 2008, and 2007, respectively, are reported as part of noninterest income. The related provision for losses, which totaled $115.0 million and $180.0 million and $0.2 million for each of the years ended December 31, 2009, 2008, and 2007, respectively, is reported as part of noninterest expense.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The reserve for estimated losses incurred under its reinsurance contracts totaled $285.0 million at December 31, 2009 and $180.0 million at December 31, 2008. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2009. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through Visa. On October 3, 2007, Visa completed a restructuring and issued shares of Class B shares to its financial institution members, including 3.2 million shares to the Company, in contemplation of an IPO, which occurred in March 2008. For purposes of converting Class B shares to Class A shares of Visa Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which certain specifically defined litigation has been resolved; therefore, the Company’s Class B shares were classified in other assets and accounted for at their carryover basis of $0.

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

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112.1 million and recognized a gain of $112.1 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. Accordingly, the Company recorded a derivative liability at its estimated fair value for $50.5 million. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. Since the Company transferred risk associated with the Litigation losses to a different responsible party, the Company recorded an offset to its net guarantee liability. In July 2009, Visa funded an additional $700 million into their escrow account, triggering a payment by SunTrust to the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Counterparty of $10.1 million. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $40.4 million recorded as of December 31, 2009.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a client to a third party in borrowing arrangements, such as CP, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements.

As of December 31, 2009 and December 31, 2008, the maximum potential amount of the Company’s obligation was $8.9 billion and $13.8 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $130.6 million and $141.9 million in other liabilities for unearned fees related to these letters of credit as of December 31, 2009 and December 31, 2008, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

Loan Sales

STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, up to 25 to 30 years. Subsequent to the sale, if an inadvertent underwriting deficiency or documentation defect is discovered, STM may be obligated to reimburse the investor for losses incurred or to repurchase the mortgage loan if such deficiency or defect cannot be cured by STM within the specified period following discovery. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

STM maintains a liability for this loss contingency, which is initially based on the estimated fair value of the Company’s contingency at the time loans are sold and the guarantee liability is created. Subsequently, STM estimates losses that have been incurred and increases the liability if estimated incurred losses exceed the guarantee liability. As of December 31, 2009 and December 31, 2008, the liability for contingent losses related to sold loans totaled $199.9 million and $91.8 million, respectively. STM also maintains a liability for contingent losses related to MSR sales, which totaled $2.5 million and $8.7 million as of December 31, 2009 and December 31, 2008, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009, the effective date of the newly issued business combination accounting guidance, are not recorded as liabilities; whereas arrangements entered into subsequent to the effective date of the guidance are recorded as liabilities. The potential obligation associated with these arrangements was approximately $12.6 million and $31.8 million as of December 31, 2009 and December 31, 2008, respectively, of which $3.8 million and $0 million was recorded as liabilities representing

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

the fair value of the contingent payments as of December 31, 2009 and December 31, 2008. If required, these contingent payments will be payable at various times over the next five years and will become additions to goodwill.

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the years ended December 31, 2009 and December 31, 2008, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of December 31, 2009, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of December 31, 2009, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of December 31, 2009 and December 31, 2008, $9.4 million and $11.6 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2009, the Company owned $46.7 billion in residential mortgage loans and home equity lines, representing 41.1% of total loans, $3.8 billion of residential construction loans, representing 3.4% of total loans, and an additional $15.2 billion in commitments to extend credit on home equity loans and $12.2 billion in mortgage loan commitments. At December 31, 2008, the Company had $48.5 billion in residential mortgage loans and home equity lines, representing 38.2% of total loans, $6.2 billion of residential construction loans, representing 4.9% of total loans and an additional $18.3 billion in commitments to extend credit on home equity loans and $17.0 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high LTV loans, and low initial interest rate loans. As of December 31, 2009, the Company owned $15.4 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.4 billion of those loans had combined original LTV ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $3.0 billion of amortizing loans with combined original LTV ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $572.0 million and $945.8 million as of December 31, 2009 and December 31, 2008, respectively.

Note 20 – Fair Value Election and Measurement

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

The Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, loans, LHFS, brokered deposits, and trading loans. The following is a description of each financial asset and liability class as of December 31, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive-fixed interest rate swaps. The Company has also elected fair value for specific fixed rate debt issued subsequent to 2006 in which the Company concurrently entered into derivative financial instruments that economically converted the interest rate on the debt from fixed to floating. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements. This move to fair value introduced earnings volatility due to changes in the Company’s credit spread. As of December 31, 2008, the fair value of all such elected fixed rate debt was comprised of $3.7 billion of fixed rate FHLB advances and $3.5 billion of publicly-issued debt. In February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.8 million of FHLB stock was redeemed in conjunction with the repayment of the advances. Total debt carried at fair value debt as of December 31, 2009 had a par value of $3.6 billion.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In September 2008, the Federal Reserve instituted the Program that allows eligible depository institutions, bank holding companies and affiliated broker/dealers to purchase certain ABCP from certain MMMF. These purchases will be made by the participating institution at a price equal to the MMMF’s amortized cost. The Fed will then make a fixed rate non-recourse loan to the participating institution that will mature on the same date as the ABCP that was purchased with a specific draw. As of December 31, 2008, STRH owned $400 million of eligible ABCP at a price of $399.6 million. At December 31, 2008, this ABCP had a weighted average maturity of 9 days and a risk weighting of 0% for regulatory capital purposes. Per the terms of the Program, STRH also had outstanding loans from the Federal Reserve in the amount of $399.6 million. In 2009, all of this ABCP matured, STRH collected 100% of the par amount of this ABCP from the issuer and repaid the loan to the Federal Reserve. At December 31, 2008, this ABCP was classified within trading assets and carried at fair value, and the loans from the Federal Reserve were elected to be carried at fair value and classified within other short-term borrowings. Because of the non-recourse nature of the loan, the Company did not recognize through earnings any differences in fair value between the loans and the ABCP.

Brokered Deposits

The Company had elected to measure certain CDs at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that are generally not clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value in order to remove the mixed attribute accounting model. This required bifurcation of a single instrument into a debt component, which would be carried at amortized cost, and a derivative component, which would be carried at fair value, with such bifurcation being based on the fair value of the derivative component and an allocation of any remaining proceeds to the host debt instrument. Prior to 2009, the Company had elected to carry substantially all newly-issued CDs at fair value to economically hedge the embedded features. In 2009, given the continued dislocation in the credit markets, the Company evaluated, on an instrument by instrument basis, whether a new issuance would be carried at fair value.

Loans and Loans Held for Sale

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage LHFS based upon defined product criteria. SunTrust chose to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.

On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans. SunTrust elected to account for at fair value, $171.6 million of the acquired loans, which were classified as nonaccrual, in order to eliminate the complexities of accounting for these purchased impaired loans. Upon acquisition, the loans had a fair value of $111.1 million. On December 31, 2009, primarily as a result of paydowns, payoffs and transfers to OREO, the loans had a fair value of $12.2 million.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. The Company elected to carry certain loans at fair value in order to reflect the active management of these positions. Loans are purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of December 31, 2009, approximately $286.5 million of trading loans were outstanding.

In addition to loans carried at fair value in connection with the Company’s loan trading business, the Company has also elected to carry short-term loans made in connection with its total return swap business at fair value. At December 31, 2008, the Company had approximately $603.4 million of such short-term loans carried at fair value, which are included in trading assets. As of December 31, 2008, the Company had decided to temporarily suspend its TRS business and the Company has unwound its positions as of December 31, 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, loans and LHFS. Financial instruments that have significantly limited or unobservable trading activity (i.e., inactive markets), such that the estimates of fair value include significant unobservable inputs, are classified as level 3 instruments. The fair values were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

The classification of an instrument as level 3 versus level 2 involves judgment based on a variety of subjective factors. A market is considered “inactive” based on whether significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price.

Level 3 Instruments

SunTrust used significant unobservable inputs to fair value certain financial and non-financial instruments as of December 31, 2009 and December 31, 2008. The general lack of market liquidity necessitates the use of unobservable inputs in certain cases, as the observability of actual trades and assumptions used by market participants that would otherwise be available to the Company to use as a basis for estimating the fair values of these instruments has diminished. It is reasonably likely that current inactive markets will continue as a result of a variety of external factors, including, but not limited to, economic conditions.

The Company’s level 3 securities available for sale include instruments totaling approximately $1.3 billion at December 31, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $836.9 million at December 31, 2009. Level 3 trading assets total approximately $390.1 million at December 31, 2009. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly private MBS and collateral debt obligations, including interests retained from Company-sponsored securitizations or purchased from third party securitizations and investments in SIVs. The Company also has exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to its offer to purchase certain ARS as a result of failed auctions. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable. Level 3 trading liabilities consist of the Coke derivative, valued at approximately $45.9 million at December 31, 2009.

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

Investments in various ABS such as residual and other retained interests from securitizations, SIVs and private MBS, which are classified as securities available for sale or trading securities, are valued based on internal models that incorporate assumptions, such as prepayment speeds, estimated credit losses, and discount rates which are generally not

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

observable in the current markets. Generally, the Company attempts to obtain pricing for its securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from its own proprietary models. Although third party price indications have been available for the majority of the securities, the significant decrease in the volume and level of trading activity makes it difficult to support the observability of these quotations. Therefore, the Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data based on any recent trades it executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company will use industry standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or LHFS for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the loans. In the normal course of business, the Company may elect to transfer certain fair valued mortgage LHFS to mortgage loans held for investment. During the years ended December 31, 2009 and 2008, the Company transferred $307.0 million and $656.1 million, respectively, of loans that were previously designated as held for sale to held for investment, as they were determined to be no longer marketable. Of this amount, $272.1 million during the year ended December 31, 2009, and $83.9 million during the year ended December 31, 2008 were LHFS reported at fair value and will continue to be reported at fair value as loans held for investment.

As disclosed in the tabular level 3 rollforwards, during the year ended December 31, 2008, the Company transferred certain mortgage LHFS into level 3 based on secondary market illiquidity and the resulting reduction of observable market data for certain non-agency loans requiring increased reliance on unobservable inputs. The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings. Transfers into level 3 during 2009, as shown in the table, were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

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

The publicly-issued, fixed rate debt that the Company has elected to carry at fair value is valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. In addition, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. During the third and fourth quarters of 2008, there were few trades to reference, and therefore, given the continued decline in liquidity for these types of instruments, both in the secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification in the fair value hierarchy effective July 1, 2008. The volume and level of activity for transactions in the Company’s debt in the secondary markets had begun to increase in the three months ended March 31, 2009 and significantly increased during the three months ended June 30, 2009. As such, the Company was able to use pricing received from third-party pricing services and market-makers and therefore elected to transfer its fixed rate debt out of level 3 as of June 30, 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As disclosed in the tabular level 3 rollforwards, the Company also transferred certain trading securities out of level 3 during the year ended December 31, 2009. The U.S. Treasury and federal agency trading securities and other assets that were transferred out of level 3 were Small Business Administration securities or loans for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which the Company began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the rest of 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred, while transfers out of level 3 are generally assumed to occur as of the end of the quarter. None of the transfers into or out of level 3 were the result of using alternative valuation approaches to estimate fair values.

As discussed in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements, the Company began to purchase CP from Three Pillars, which is a multi-seller CP conduit with which the Company has certain levels of involvement. This CP was classified as level 3. The downgrade of Three Pillars’ CP to A-2/P-1 during the second quarter of 2009 caused the volume and level of activity for its CP to significantly decrease. Because of this significant decrease, the observability for identical or similar transactions in the market also significantly decreased. As such, in order to estimate the fair value of its CP issuances to the Company, significant adjustments were required to the most similar asset for which a sufficient level of market observability existed. Three Pillars subsequently received a F-1 rating from Fitch, such that it is now rated F-1/P-1. These ratings triggered increased third party demand for its CP during the quarter ended September 30, 2009 to such a level that the Company stopped making any significant adjustments to third party pricing information when valuing the investments. As such, this CP was transferred out of level 3 effective September 30, 2009 and matured prior to December 31, 2009.

Most derivative instruments (see Note 17, “Derivative Financial Instruments” to the Consolidated Financial Statements) are level 1 or level 2 instruments. Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage LHFS which are derivatives, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. Beginning in the first quarter of 2008, servicing value was included in the fair value of IRLCs. The fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets in the valuation hierarchy.

In addition, The Agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of approximately six and a half and seven years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of The Agreements. At December 31, 2009 and December 31, 2008, The Agreements’ fair value represented a liability position for the Company of approximately $45.9 million and an asset position for the Company of $249.5 million, respectively.

During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability was classified as a level 3 instrument. See Note 18, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Certain level 3 assets include non-financial assets such as affordable housing properties, private equity investments, and intangible assets that are measured on a non-recurring basis based on third party price indications or the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

A portion of the Company’s OREO portfolio resides in level 3 due to the lack of observable market data available for vacant developed lots and land. The Company utilized a pooled valuation approach to value the vacant developed lots and land and estimated the percentage decline that has taken place in these property types on a per state basis. As a result of the valuation analysis performed in assessing market value deterioration by state, the Company recorded an allowance of $46.4 million for the vacant developed lots and land totaling $123.8 million in net carrying value. These vacant developed lots and land are located primarily in Georgia and North Carolina.

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

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the year ended December 31, 2009, SunTrust recognized a loss on loans accounted for at fair value of approximately $24.1 million, due to changes in fair value attributable to borrower-specific credit risk. For the year ended December 31, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $46.6 million, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt and brokered deposits carried at fair value, the Company estimated credit spreads above U.S. Treasury rates and LIBOR, respectively, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. Prior to the second quarter of 2008, the Company had estimated the impacts of its own credit spreads over LIBOR for its public debt; however, given the volatility in the interest rate markets during 2008, the Company analyzed the difference between using U.S. Treasury rates and LIBOR. While the historical analysis indicated only minor differences, the Company believes that beginning in the second quarter of 2008 a more accurate depiction of the impacts of changes in its own credit spreads on its public debt is to base such estimation on the U.S. Treasury rate, which reflects a risk-free interest rate. A reason the Company had selected LIBOR in the past was due to the presence of LIBOR-based interest rate swap contracts that the Company had historically used to hedge its interest rate exposure on these debt instruments. The Company may, however, also purchase fixed rate trading securities in an effort to hedge its fair value exposure to its fixed rate debt. The Company may also continue to use interest rate swap contracts to hedge interest exposure on future fixed rate debt issuances. The Company continues to use LIBOR as the basis for estimating credit spreads on its brokered deposits, due to differences in terms, principal markets, and other factors. The Company recognized a loss of approximately $235.3 million for the year ended December 31, 2009, and a gain of approximately $398.1 million for the year ended December 31, 2008, due to changes in its own credit spread on its public debt and brokered deposits.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present assets and liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

		Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury and federal agencies	$1,150,323	$498,781	$651,542	$-
U.S. states and political subdivisions	58,520	-	51,119	7,401
Residential mortgage-backed securities - agency	94,164	-	94,164	-
Residential mortgage-backed securities - private	13,889	-	-	13,889
Collateralized debt obligations	174,886	-	-	174,886
Corporate debt securities	464,684	-	464,684	-
Commercial paper	639	-	639	-
Other debt securities	25,886	-	1,183	24,703
Equity securities	163,053	1,049	11,260	150,744
Derivative contracts	2,610,288	102,520	2,507,768	-
Other	223,606	-	205,136	18,470

Total trading assets	4,979,938	602,350	3,987,495	390,093

Securities available for sale
U.S. Treasury and federal agencies	7,914,111	5,176,525	2,737,586	-
U.S. states and political subdivisions	945,057	-	812,949	132,108
Residential mortgage-backed securities - agency	15,916,077	-	15,916,077	-
Residential mortgage-backed securities - private	407,228	-	-	407,228
Other debt securities	797,403	-	719,449	77,954
Common stock of The Coca-Cola Company	1,710,000	1,710,000	-	-
Other equity securities	787,166	182	82,187	704,797

Total securities available for sale	28,477,042	6,886,707	20,268,248	1,322,087

Loans held for sale	2,923,375	-	2,771,890	151,485
Loans	448,720	-	-	448,720
Other intangible assets [2]	935,561	-	-	935,561
Other assets [1]	150,272	-	136,790	13,482

Liabilities
Brokered deposits	1,260,505	-	1,260,505	-
Trading liabilities	2,188,923	259,103	1,883,954	45,866
Long-term debt	3,585,892	-	3,585,892	-
Other liabilities [1]	125,239	-	77,105	48,134

1These amounts include IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

2This amount includes MSRs carried at fair value.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Gain/(Loss) for the Year Ended December 31, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits/(losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$3,165	$-	$ -	$3,165
Loans held for sale	2,020	625,396	-	627,416
Loans	2,353	(666)	-	1,687
Other intangible assets	-	17,551	65,944	83,495

Liabilities
Brokered deposits	11,249	-	-	11,249
Long-term debt	(64,826)	-	-	(64,826)

1Changes in fair value for the year ended December 31, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2For the year ended December 31, 2009, income related to loans held for sale, includes $664.3 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2009, income related to other intangible assets includes $17.5 million of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

		Fair Value Measurements at December 31, 2008, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury and federal agencies	$3,127,635	$142,906	$2,339,469	$645,260
U.S. states and political subdivisions	159,135	-	151,809	7,326
Corporate debt securities	585,809	-	579,159	6,650
Commercial paper	399,611	-	399,611	-
Residential mortgage-backed securities - agencies	58,565	-	58,565	-
Residential mortgage-backed securities - private	37,970	-	-	37,970
Collateralized debt obligations	261,528	-	-	261,528
Other debt securities	813,176	-	790,231	22,945
Equity securities	116,788	6,415	8,409	101,964
Derivative contracts	4,701,783	-	4,452,236	249,547
Other	134,269	-	76,074	58,195

Total trading assets	10,396,269	149,321	8,855,563	1,391,385

Securities available for sale
U.S. Treasury and federal agencies	486,153	127,123	359,030	-
U.S. states and political subdivisions	1,037,429	-	958,167	79,262
Residential mortgage-backed securities - agencies	14,550,104	-	14,550,104	-
Residential mortgage-backed securities - private	522,151	-	-	522,151
Other debt securities	294,185	-	265,772	28,413
Common stock of The Coca-Cola Company	1,358,100	1,358,100	-	-
Other equity securities	1,448,415	141	588,495	859,779

Total securities available for sale	19,696,537	1,485,364	16,721,568	1,489,605

Loans held for sale	2,424,432	-	1,936,987	487,445
Loans	270,342	-	-	270,342
Other assets [1]	109,600	775	35,231	73,594

Liabilities
Brokered deposits	587,486	-	587,486	-
Trading liabilities	3,240,784	440,436	2,800,348	-
Other short-term borrowings	399,611	-	399,611	-
Long-term debt	7,155,684	-	3,659,423	3,496,261
Other liabilities [1]	72,911	-	71,738	1,173
1This amount includes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Gain/(Loss) for the Year Ended December 31, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	($6,598)	$ -	($6,598)
Loans held for sale[2]	-	268,386	268,386
Loans	(4,195)	(26,066)	(30,261)

Liabilities
Brokered deposits	46,007	-	46,007
Long-term debt	(65,322)	-	(65,322)

1Changes in fair value for the year ended December 31, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2For the year ended December 31, 2008, these amounts include $467.1 million related to MSR assets recognized upon the sale of the loans. These amounts exclude $18.5 million of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are excluded from the table because neither the loans nor the related MSRs were reported at fair value on a recurring basis.

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs, nor does it include information related to the goodwill impairment charge recorded during the year ended December 31, 2009 which is discussed in Note 9, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements. The Company’s economic hedging activities for LHFS and MSRs are deployed at the portfolio level.

		Fair Value Measurement at December 31, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
Loans Held for Sale [1]	$1,339,324	$-	$1,173,310	$166,014	($48,204)
MSRs [2]	23,342	-	-	23,342	(6,718)
OREO [3]	619,621	-	495,827	123,794	(110,458)
Affordable Housing [4]	395,213	-	-	395,213	-
Loans [5]	96,062	-	96,062	-	(15,607)
Other Assets [6]	143,600	-	60,852	82,748	-

1These balances are measured at the lower of cost or market.

2MSRs carried at amortized cost are stratified for the purpose of impairment testing with impaired amounts presented herein.

3OREO is recorded at the lower of cost or fair value, less costs to sell.

4Affordable housing was impacted by $46.8 million in impairment charges recorded during the year ended December 31, 2009.

5These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

6These assets include equity partner investments, structured leasing products, and other repossessed assets. These assets were impacted by $26.3 million in impairment charges recorded during the year ended December 31, 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

		Fair Value Measurement at December 31, 2008, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
Loans Held for Sale [1]	$839,758	-	$738,068	$101,690	($68,154)
MSRs [2]	794,783	-	-	794,783	(370,000)
OREO [3]	500,481	-	500,481	-	(54,450)
Affordable Housing [4]	471,156	-	-	471,156	-
Loans [5]	178,692	-	178,692	-	(34,105)
Other Assets [6]	45,724	-	-	45,724	-
Other Intangible Assets [7]	17,298	-	-	17,298	-

1These balances are measured at the lower of cost or market.

2MSRs carried at amortized cost are stratified for the purpose of impairment testing with impaired amounts presented herein.

3OREO is recorded at the lower of cost or fair value, less costs to sell.

4Affordable housing was impacted by a $19.9 million impairment charge recorded during the year ended December 31, 2008.

5These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral and were impacted by a $34.1 million impairment charge recorded during the year ended December 31, 2008.

6These assets were impacted by a $27.2 million impairment charge recorded during the year ended December 31, 2008.

7 These balances were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements):

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance January 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value December 31, 2009	Change in unrealized gains/(losses) included in earnings for the year ended December 31, 2009 related to financial instruments still held at December 31, 2009
Assets
Trading assets
U.S. Treasury and federal agencies	$645,260	($3,221)	[1]	$-		($181,154)	$-	($460,885)	$-	$-
U.S. states and political subdivisions	7,326	(324)	[1,5]	-		399	-	-	7,401	(324)	[1]
Residential mortgage-backed securities—private	37,970	1,420	[1]	-		(25,501)	-	-	13,889	(7,150)	[1]
Collateralized debt obligations	261,528	(3,630)	[1,5]	-		(83,012)	-	-	174,886	556	[1]
Corporate debt securities	6,650	2,800	[1]	-		(9,450)	-	-	-	-
Commercial paper	-	-		-		1,295,355	-	(1,295,355)	-	-
Other debt securities	22,945	1,138	[1,5]	-		620	-	-	24,703	907	[1]
Equity securities	101,964	6,343	[1,5]	-		42,437	-	-	150,744	2,300	[1]
Derivative contracts	249,547	569	[1]	(250,116)	[6]	-	-	-	-	-
Other	58,195	(10,890)	[1]	-		(4,019)	-	(24,816)	18,470	9,131	[1]

Total trading assets	1,391,385	(5,795)	[1,5]	(250,116)		1,035,675	-	(1,781,056)	390,093	5,420	[1]

Securities available for sale
U.S. states and political subdivisions	79,262	5,555	[2,5]	(3,495)		47,650	-	3,136	132,108	-
Residential mortgage-backed securities—private	522,151	(21,455)	[2]	29,669		(123,137)	-	-	407,228	(19,149)	[2]
Other debt securities	28,413	288	[2,5]	2,872		46,381	-	-	77,954	-
Other equity securities	859,779	(212)	[2]	(4,378)		(150,392)	-	-	704,797	-

Total securities available for sale	1,489,605	(15,824)	[2,5]	24,668		(179,498)	-	3,136	1,322,087	(19,149)	[2]

Loans held for sale	487,445	(8,413)	[3]	-		(81,742)	(279,367)	33,562	151,485	(19,345)	[3]
Loans	270,342	1,687	[4]	-		(71,603)	262,602	(14,308)	448,720	14,593	[4]
Other assets/(liabilities), net	72,421	629,973	[3]	-		(40,370)	(696,676)	-	(34,652)	5,718

Liabilities
Trading liabilities	-	-		(45,866)	[6]	-	-	-	(45,866)	-
Long-term debt	(3,496,261)	130,612	[1]	-		-	-	3,365,649	-	-

1Amounts included in earnings are recorded in trading account profits/(losses) and commissions.

2Amounts included in earnings are recorded in net securities gains/(losses).

3Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.

4Amounts are generally included in mortgage production related income except $2.4 million for the year ended December 31, 2009 related to loans acquired in the GB&T acquisition.

The mark on these loans is included in trading account profits and commissions.

5Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements.

6Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of the Coca-Cola Company stock as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt
Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(401,347)	[1,5]	(80,251)	[2,5]	(60,114)	[3]	(30,261)	[4]	(52,600)	[1]
Included in other comprehensive income	249,547	[6]	(20,708)		-		-		-
Purchase accounting adjustments	-		-		-		5,141		-
Purchases and issuances	414,936		193,054		-		112,153		-
Settlements	(50,682)		(70,643)		-		-		-
Sales	(1,628,149)		(116,555)		(34,049)		-		-
Repurchase of debt	-		-		-		-		151,966
Paydowns and maturities	(852,052)		(164,230)		(216,861)		(57,537)		-
Transfers from loans held for sale to loans held in portfolio	-		-		(83,894)		83,894		-
Loan foreclosures transferred to other real estate owned	-		-		(5,884)		(63,832)		-
Level 3 transfers, net	708,987		879,230		406,920		-		(3,595,627)

Ending balance December 31, 2008	$1,391,385		$1,489,604		$487,445		$270,342		($3,496,261)

The amount of total losses for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains/(losses) relating to instruments still held at December 31, 2008	($208,377)	[1]	($45,098)	[2]	($70,975)	[3]	($26,804)	[4]	($52,699)	[1]

1Amounts included in earnings are recorded in trading account profits and commissions.

2Amounts included in earnings are recorded in net securities gains/(losses).

3Amounts included in earnings are recorded in mortgage production related income.

4Amounts are generally included in mortgage production income except $4.2 million in the year ended December 31, 2008, related to loans acquired in the GB&T acquisition. The mark on the loans is included in trading account profits and commissions.

5Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 21 “Contingencies,” to the Consolidated Financial Statements.

6Amount recorded in other comprehensive income is the effective portion of the Cash Flow hedges related to the Company’s probable forecasted sale of its shares of the Coca-Cola Company stock as discussed in Note 17 “Derivative Financial Instruments,” to the Consolidated Financial Statements.

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage LHFS, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2008	($19,603)
Included in earnings: [1]
Issuances (inception value)	491,170
Fair value changes	(71,127)
Expirations	(143,701)
Settlements of IRLCs and transfers into closed loans	(184,318)

Ending balance December 31, 2008 [2]	$72,421

1Amounts included in earnings are recorded in mortgage production related income.

2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at December 31, 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, LHFS, brokered deposits, and long-term debt instruments for which the FVO has been elected. For loans and LHFS for which the FVO has been elected, the tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value December 31, 2009	Aggregate Unpaid Principal Balance under FVO December 31, 2009	Fair value over/(under) unpaid principal
Trading assets	$286,544	$261,693	$24,851
Loans	397,764	453,751	(55,987)
Past due loans of 90 days or more	4,697	8,358	(3,661)
Nonaccrual loans	46,259	83,396	(37,137)
Loans held for sale	2,889,111	2,874,578	14,533
Past due loans of 90 days or more	3,288	4,929	(1,641)
Nonaccrual loans	30,976	52,019	(21,043)
Brokered deposits	1,260,505	1,319,901	(59,396)
Long-term debt	3,585,892	3,613,085	(27,193)

(Dollars in thousands)	Aggregate Fair Value December 31, 2008	Aggregate Unpaid Principal Balance under FVO December 31, 2008	Fair value over/(under) unpaid principal
Trading assets	$852,300	$861,239	($8,939)
Loans	222,221	247,098	(24,877)
Past due loans of 90 days or more	2,018	2,906	(888)
Nonaccrual loans	46,103	81,618	(35,515)
Loans held for sale	2,392,286	2,408,392	(16,106)
Past due loans of 90 days or more	4,663	7,222	(2,559)
Nonaccrual loans	27,483	47,228	(19,745)
Brokered deposits	587,486	627,737	(40,251)
Long-term debt	7,155,684	6,963,085	192,599

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows:

	2009				2008
(Dollars in thousands)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,997,171	$6,997,171	(a	)	$6,637,402	$6,637,402	(a	)
Trading assets	4,979,938	4,979,938	(b	)	10,396,269	10,396,269	(b	)
Securities available for sale	28,477,042	28,477,042	(b	)	19,696,537	19,696,537	(b	)
Loans held for sale	4,669,823	4,681,915	(c	)	4,032,128	4,032,128	(c	)
Total loans	113,674,844	113,674,844			126,998,443	126,998,443
Interest/credit adjustment	(3,120,000)	(4,121,806)			(2,350,996)	(4,369,121)

Subtotal	110,554,844	109,553,038	(d	)	124,647,447	122,629,322	(d	)
Market risk/liquidity adjustment	-	(7,815,567)			-	(11,731,290)

Loans, net	$110,554,844	$101,737,471	(d	)	$124,647,447	$110,898,032	(d	)

Financial liabilities
Consumer and commercial deposits	$116,303,452	$116,607,808	(e	)	$105,275,707	$105,770,657	(e	)
Brokered deposits	4,231,530	4,160,835	(f	)	7,667,167	7,586,427	(f	)
Foreign deposits	1,328,584	1,328,584	(f	)	385,510	385,510	(f	)
Short-term borrowings	5,365,368	5,355,625	(f	)	9,479,750	9,479,750	(f	)
Long-term debt	17,489,516	16,701,653	(f	)	26,812,381	25,878,644	(f	)
Trading liabilities	2,188,923	2,188,923	(b	)	3,240,784	3,240,784	(b	)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments. See “Level 3 Instruments” in this footnote for a more detailed discussion of the methods and assumptions used to value the Company’s level 3 instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)	Securities available for sale, trading assets, and trading liabilities are generally valued based on quoted market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(c)	LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(d)	Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, or for certain loan types, nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of approximately 99% and 98% on the loan portfolio’s net carrying value as of December 31, 2009 and December 31, 2008, respectively. The value derived from origination rates likely does not represent an exit price due to the current distressed market conditions; therefore, an incremental market risk and liquidity discount, was subtracted from the initial value to reflect the illiquid market conditions as of December 31, 2009 and December 31, 2008, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value. The value of long-term customer relationships is not permitted under U.S. GAAP to be included in the estimated fair value.

(e)	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

(f)	Fair values for foreign deposits, brokered deposits, short-term borrowings, and long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS regardless of whether any claims had been asserted by the investor. This agreement is non-binding and is subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. As of December 31, 2009, the Company has already purchased approximately $548.2 million of ARS and is expected to purchase approximately $92.2 million in additional ARS. As of December 31, 2009, the Company has repurchased approximately 86% of the securities it intended to purchase. The fair value of ARS purchased pursuant to the pending settlement, net of redemptions and calls, is approximately $176.4 million and $133.1 million in trading securities and $156.4 million and $48.2 million in available for sale securities, at December 31, 2009 and December 31, 2008, respectively. The Company has reserved for the remaining probable loss that could be reasonably estimated to be approximately $33.1 million and $99.4 million at December 31, 2009 and December 31, 2008, respectively. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The total gain relating to the ARS agreements recognized during the year ended December 31, 2009 was approximately $14.6 million, compared to a loss recognized during the year ended December 31, 2008 of $177.3 million. These amounts are comprised of trading gains or losses on probable future purchases, trading losses on ARS classified as trading securities that were purchased from investors, securities gains on calls and redemptions of available for sale securities that were purchased from investors, and estimated fines levied against STRH and STIS by various federal and state agencies. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

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

Retail and Commercial serves consumers and businesses with up to $100 million in annual revenue. Retail and Commercial provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, and other fee-based products. The business also serves commercial clients including business banking clients, government/not-for-profit enterprises, as well as commercial and residential developers and investors. Financial products and services offered to business clients include commercial and commercial real estate lending, financial risk management, insurance premium financing, treasury and payment solutions including commercial card services, as well as specialized commercial real estate investments delivered through SunTrust Community Capital. Retail and Commercial also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Corporate and Investment Banking, and the Household Lending lines of business.

Corporate and Investment Banking serves clients in the large and middle corporate and commercial markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, diversified, energy, financial services and technology, and healthcare. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million and is more geographically focused. Through SunTrust Robinson Humphrey, Corporate and Investment Banking provides an extensive range of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Commercial and Wealth and Investment Management clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services and institutional investment management to its clients.

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

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include PWM, GenSpring, IIS, and RidgeWorth.

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

Institutional Investment Solutions is comprised of Employee Benefit Solutions, Foundations & Endowments Specialty Group, Corporate Agency Services, as well as STIAA. Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified deferred compensation plans. Foundations & Endowments provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Corporate Agency Services targets corporations, governmental entities and attorneys requiring escrow services. STIAA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix, Silvant Capital Management, and StableRiver Capital Management.

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

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income – All net interest income is presented on a FTE basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

•

Provision for credit losses - Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for credit losses is reported in Reconciling Items.

•

Provision/(benefit) for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each business segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision/(benefit) for income taxes is reported in Reconciling Items.

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

	Twelve Months Ended December 31, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$56,409,092	$30,897,635	$51,221,820	$8,984,057	$26,690,861	$1,238,958	$175,442,423
Average total liabilities	93,395,855	14,571,273	3,935,072	11,356,812	29,750,582	146,736	153,156,330
Average total equity	-	-	-	-	-	22,286,093	22,286,093

Net interest income	$2,345,576	$316,759	$780,190	$303,954	$419,581	$299,630	$4,465,690
Fully taxable-equivalent adjustment (FTE)	37,269	72,530	-	17	14,054	(581)	123,289

Net interest income (FTE)[1]	2,382,845	389,289	780,190	303,971	433,635	299,049	4,588,979
Provision for credit losses[2]	1,175,241	298,164	1,683,450	79,166	1,690	826,203	4,063,914

Net interest income after provision for credit losses	1,207,604	91,125	(903,260)	224,805	431,945	(527,154)	525,065
Noninterest income	1,362,990	700,073	727,682	748,551	202,155	(31,173)	3,710,278
Noninterest expense	3,292,965	559,718	1,785,327	863,061	92,908	(31,571)	6,562,408

Income/(loss) before provision/(benefit) for income taxes	(722,371)	231,480	(1,960,905)	110,295	541,192	(526,756)	(2,327,065)
Provision/(benefit) for income taxes[3]	(241,060)	86,893	(593,021)	42,434	128,563	(199,303)	(775,494)

Net income/(loss) including income attributable to noncontrolling interest	(481,311)	144,587	(1,367,884)	67,861	412,629	(327,453)	(1,551,571)
Net income attributable to noncontrolling interest	-	-	2,971	(7)	9,148	-	12,112

Net income/(loss)	($481,311)	$144,587	($1,370,855)	$67,868	$403,481	($327,453)	($1,563,683)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Twelve Months Ended December 31, 2008
	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,337,176	$32,254,013	$56,333,437	$9,009,009	$19,745,012	$169,618	$175,848,265
Average total liabilities	86,620,846	15,042,794	2,832,518	9,981,004	42,842,054	(67,237)	157,251,979
Average total equity	-	-	-	-	-	18,596,286	18,596,286

Net interest income	$2,559,079	$274,821	$726,850	$325,076	$146,968	$586,862	$4,619,656
Fully taxable-equivalent adjustment (FTE)	34,511	64,719	-	29	18,227	1	117,487

Net interest income (FTE)[1]	2,593,590	339,540	726,850	325,105	165,195	586,863	4,737,143
Provision for credit losses[2]	589,879	55,250	893,139	26,895	(735)	909,787	2,474,215

Net interest income after provision for credit losses	2,003,711	284,290	(166,289)	298,210	165,930	(322,924)	2,262,928
Noninterest income	1,392,267	561,807	481,290	949,103	1,103,243	(14,247)	4,473,463
Noninterest expense	2,730,344	540,910	1,531,178	969,813	121,004	(14,226)	5,879,023

Income/(loss) before provision/(benefit) for income taxes	665,634	305,187	(1,216,177)	277,500	1,148,169	(322,945)	857,368
Provision/(benefit) for income taxes[3]	160,657	116,759	(480,216)	102,259	278,643	(127,886)	50,216

Net income/(loss) including income attributable to noncontrolling interest	504,977	188,428	(735,961)	175,241	869,526	(195,059)	807,152
Net income attributable to noncontrolling interest	2	-	1,530	849	9,000	(3)	11,378

Net income/(loss)	$504,975	$188,428	($737,491)	$174,392	$860,526	($195,056)	$795,774

	Twelve Months Ended December 31, 2007
	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$59,033,586	$25,051,326	$59,413,905	$8,898,787	$23,815,137	$1,582,777	$177,795,518
Average total liabilities	87,254,458	9,555,275	2,773,461	10,429,670	49,757,933	96,347	159,867,144
Average total equity	-	-	-	-	-	17,928,374	17,928,374

Net interest income	$2,902,467	$196,391	$742,801	$355,157	($166,573)	$689,301	$4,719,544
Fully taxable-equivalent adjustment (FTE)	37,252	47,509	-	54	17,837	28	102,680

Net interest income (FTE)[1]	2,939,719	243,900	742,801	355,211	(148,736)	689,329	4,822,224
Provision for credit losses[2]	164,471	37,722	212,067	8,519	65	242,078	664,922

Net interest income after provision for credit losses	2,775,248	206,178	530,734	346,692	(148,801)	447,251	4,157,302
Noninterest income	1,310,730	382,031	398,961	812,874	547,883	(23,795)	3,428,684
Noninterest expense	2,697,027	495,630	981,797	1,016,979	53,327	(23,707)	5,221,053

Income/(loss) before provision/(benefit) for income taxes	1,388,951	92,579	(52,102)	142,587	345,755	447,163	2,364,933
Provision/(benefit) for income taxes[3]	429,948	34,277	(41,458)	54,100	86,199	155,128	718,194

Net income/(loss) including income attributable to noncontrolling interest	959,003	58,302	(10,644)	88,487	259,556	292,035	1,646,739
Net income attributable to noncontrolling interest	4	-	2,330	1,394	9,002	(6)	12,724

Net income/(loss)	$958,999	$58,302	($12,974)	$87,093	$250,554	$292,041	$1,634,015

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 23 - Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, January 1, 2007	$1,398,409	($472,460)	$925,949
Unrealized net gain on securities	666,387	(253,227)	413,160
Unrealized net gain on derivatives	240,816	(91,510)	149,306
Change related to employee benefit plans	113,550	(43,149)	70,401
Adoption of fair value election	231,211	(83,837)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized gains and losses on securities	(272,861)	103,687	(169,174)
Reclassification adjustment for realized gains and losses on derivatives	(15,442)	5,868	(9,574)

Accumulated other comprehensive income, December 31, 2007	2,490,630	(883,481)	1,607,149
Unrealized net gain on securities	(238,013)	186,343	(51,670)
Unrealized net gain on derivatives	1,337,260	(535,772)	801,488
Change related to employee benefit plans	(812,782)	304,857	(507,925)
Reclassification adjustment for realized gains and losses on securities	(1,073,300)	318,384	(754,916)
Reclassification adjustment for realized gains and losses on derivatives	(180,689)	67,688	(113,001)

Accumulated other comprehensive income, December 31, 2008	1,523,106	(541,981)	981,125
Unrealized net gain on securities	528,976	(187,482)	341,494
Unrealized net gain on derivatives	(189,690)	58,309	(131,381)
Change related to employee benefit plans	394,085	(142,873)	251,212
Adoption of OTTI guidance	(12,339)	4,624	(7,715)
Reclassification adjustment for realized gains and losses on securities	(98,019)	36,861	(61,158)
Reclassification adjustment for realized gains and losses on derivatives	(485,593)	182,179	(303,414)

Accumulated other comprehensive income, December 31, 2009	$1,660,526	($590,363)	$1,070,163

The components of AOCI at December 31 were as follows:

(Dollars in thousands)	2009	2008	2007
Unrealized net gain on available for sale securities	$1,159,982	$887,361	$1,693,947
Unrealized net gain on derivative financial instruments	412,320	847,115	158,628
Employee benefit plans	(502,139)	(753,351)	(245,426)

Total accumulated other comprehensive income	$1,070,163	$981,125	$1,607,149

Note 24 - Other Noninterest Expense

Other noninterest expense in the Consolidated Statements of Income/(Loss) includes:

	Twelve Months Ended December 31
(Dollars in thousands)	2009	2008	2007
Postage and delivery	$83,870	$90,055	$93,182
Communications	67,385	69,417	79,028
Consulting and legal	57,518	58,639	101,223
Other staff expense	50,845	70,313	132,496
Operating supplies	41,000	44,257	48,745
Other expense	329,473	328,110	364,086

Total other noninterest expense	$630,091	$660,791	$818,760

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 25 - SunTrust Banks, Inc. (Parent Company Only) Financial Information

Statements of Income/(Loss) - Parent Company Only

	Twelve Months Ended December 31
(Dollars in thousands)	2009	2008	2007
Income
From subsidiaries:
Dividends	$14,000	$1,068,001	$1,896,976
Interest on loans	3,358	25,754	33,699
Trading account losses and commissions	(1,868)	(71,648)	(242,780)
Other income	61,505	270,631	135,251

Total income	76,995	1,292,738	1,823,146

Expense
Interest on short-term borrowings	8,138	33,840	67,013
Interest on long-term debt	272,458	308,560	273,993
Employee compensation and benefits	(45,632)	(3,099)	4,116
Service fees to subsidiaries	15,224	12,382	18,880
Other expense	35,440	5,252	22,051

Total expense	285,628	356,935	386,053

Income/(loss) before income taxes and equity in undistributed income/(loss) of subsidiaries	(208,633)	935,803	1,437,093
Income tax benefit	96,947	39,984	131,494

Income/(loss) before equity in undistributed income/(loss) of subsidiaries	(111,686)	975,787	1,568,587
Equity in undistributed income/(loss) of subsidiaries	(1,451,997)	(180,013)	65,428

Net income/(loss)	(1,563,683)	795,774	1,634,015
Series A preferred dividends	(14,143)	(22,255)	(30,275)
U.S. Treasury preferred dividends and accretion of discount	(265,786)	(26,579)	-
Gain on repurchase of Series A preferred stock	94,318	-	-
Dividends and undistributed earnings allocated to unvested shares	15,917	(5,958)	(10,786)

Net income/(loss) available to common shareholders	($1,733,377)	$740,982	$1,592,954

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	December 31
(Dollars in thousands)	2009	2008
Assets
Cash in subsidiary banks	$1,235	$769
Interest-bearing deposits in other banks	2,793,649	6,311,919

Cash and cash equivalents	2,794,884	6,312,688
Trading assets	340,938	337,499
Securities available for sale	5,643,734	246,850
Loans to subsidiaries	699,202	984,303
Investment in capital stock of subsidiaries stated on the basis of the
Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	19,021,759	20,469,508
Nonbanking subsidiaries	1,136,737	929,726
Premises and equipment	1,160	1,356
Goodwill	99,355	98,905
Other assets	393,013	460,310

Total assets	$30,130,782	$29,841,145

Liabilities and Shareholders’ Equity
Short-term borrowings from:
Subsidiaries	$271,936	$86,161
Non-affiliated companies	1,362,922	1,104,555
Long-term debt	5,473,682	5,676,349
Other liabilities	599,583	585,971

Total liabilities	7,708,123	7,453,036

Preferred stock	4,917,312	5,221,703
Common stock	514,667	372,799
Additional paid in capital	8,521,042	6,904,644
Retained earnings	8,562,807	10,388,984
Treasury stock, at cost, and other	(1,163,332)	(1,481,146)
Accumulated other comprehensive income	1,070,163	981,125

Total shareholders’ equity	22,422,659	22,388,109

Total liabilities and shareholders’ equity	$30,130,782	$29,841,145

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow – Parent Company Only

	Year Ended December 31
(Dollars in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income/(loss)	($1,563,683)	$795,774	$1,634,015
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of businesses	-	(200,851)	-
Equity in undistributed loss/(income) of subsidiaries	1,451,997	180,013	(65,428)
Depreciation, amortization and accretion	11,990	4,410	1,028
Stock based compensation	11,406	20,185	24,275
Deferred income tax provision/(benefit)	23,066	(32,725)	17,701
Excess tax benefits from stock-based compensation	(387)	(4,580)	(11,259)
Net loss on extinguishment of debt	31,432	-	-
Amortization of restricted stock compensation	66,420	76,656	34,820
Net securities gains	(7,378)	(448)	-
Contributions to retirement plans	(25,666)	(64,016)	(11,185)
Net decrease in other assets	49,693	241,423	27,145
Net (decrease)/increase in other liabilities	47,933	(95,978)	(272,472)

Net cash provided by operating activities	96,823	919,863	1,378,640

Cash Flows from Investing Activities:
Proceeds from sale of businesses	-	314,146	-
Net cash equivalents acquired in acquisitions	-	1,707	-
Proceeds from maturities, calls and repayments of securities available for sale	80,863	16,713	37,355
Proceeds from sales of securities available for sale	38,035	-	-
Purchases of securities available for sale	(5,540,615)	(47,237)	(214,005)
Proceeds from maturities, calls and repayments of trading securities	128,754	518,600	195,235
Proceeds from sales of trading securities	9,475	402,020	211
Purchases of trading securities	(86,559)	(214,693)	(1,205,136)
Net change in loans to subsidiaries	133,568	47,574	(241,583)
Capital contributions to subsidiaries	(20)	(268,245)	(9,812)
Other, net	2,436	844	904

Net cash (used in)/provided by investing activities	(5,234,063)	771,429	(1,436,831)

Cash Flows from Financing Activities:
Net increase/(decrease) in other short-term borrowings	444,142	(1,245,076)	1,594,733
Redemption of real estate investment trust security	-	-	(424,923)
Proceeds from the issuance of long-term debt	574,560	1,549,800	1,000,000
Repayment of long-term debt	(672,591)	(959,372)	(900,572)
Proceeds from the issuance of preferred stock	-	4,850,000	-
Proceeds from the exercise of stock options	-	25,569	186,000
Acquisition of treasury stock	-	-	(853,385)
Excess tax benefits from stock-based compensation	387	4,580	11,259
Proceeds from the issuance of common stock	1,829,735	-	-
Repurchase of preferred stock	(228,124)	-	-
Dividends paid	(328,673)	(1,041,470)	(1,056,869)

Net cash provided by/(used in) financing activities	1,619,436	3,184,031	(443,757)

Net increase/(decrease) in cash and cash equivalents	(3,517,804)	4,875,323	(501,948)
Cash and cash equivalents at beginning of period	6,312,688	1,437,365	1,939,313

Cash and cash equivalents at end of period	$2,794,884	$6,312,688	$1,437,365

Supplemental Disclosures:
Income taxes received from subsidiaries	$124,560	$332,802	$734,078
Income taxes paid by Parent Company	(710)	(313,647)	(703,653)

Net income taxes received by Parent Company	$123,850	$19,155	$30,425

Interest paid	$274,663	$332,481	$344,691
Issuance of common stock for acquisition of GB&T	-	154,513	-
U.S. Treasury preferred dividends accrued but unpaid	10,777	7,778	-
Accretion of U.S. Treasury preferred stock discount	23,098	3,732	-
Extinguishment of forward stock purchase contract	173,653	-	-
Gain on repurchase of Series A preferred stock	94,318	-	-
Noncash capital contribution to subsidiary	151,533	-	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2009, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009. Based upon that evaluation, Management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Amendments to Certain Compensation Plans. The Company made certain amendments to its compensation plans. The following summary of those amendments is qualified in its entirety by reference to the full terms and provisions of those plans, which are filed as exhibits to this report.

Effective January 1, 2010, the Company amended the MIP. The amendments added additional performance metrics upon which incentive awards might be determined. These performance goals will be presented to shareholders at the 2010 Annual Meeting for approval. In addition, the amendments made ministerial and other changes to conform the plan to our other plans. The plan, as amended and restated, is filed as exhibit 10.1 to this report.

Effective January 1, 2010, the Company amended the SunTrust Banks, Inc. SERP, the Crestar SERP and the SunTrust Banks, Inc. ERISA Excess Retirement Plan. The purpose of the amendments was to limit the dollar value of the 2010 Salary

Shares that may be included as base pay in the benefit calculations of certain officers. The intent is to ensure that Salary Shares will not result in increased benefits under these plans. These plans, as amended and restated, are filed as exhibits 10.7 and 10.8 to this report.

Effective January 1, 2010, the Company amended its Change in Control Agreements with certain officers. The purpose of the amendments was to ensure that the Company’s payment of a portion of 2010 base pay in the form of Salary Shares to certain employees will not result in an increase in benefits under these agreements. These agreements, as amended and restated, are filed as exhibits 10.12 and 10.13 to this report.

Effective December 31, 2009, the Company merged the SunTrust Banks, Inc. 401(k) Excess Plan into the SunTrust Banks, Inc. Deferred Compensation Plan and amended and restated the Deferred Compensation Plan effective January 1, 2010. The purpose of the merger and subsequent amendment was to simplify the administration of executive deferrals and Company contributions by combining all salary and bonus deferrals into a single plan and to clarify that no deferrals may be based on 2010 Salary Shares. The Deferred Compensation Plan, as amended and restated, is filed as exhibit 10.10 to this report.

Changes to Long-Term Incentive Structure for Named Executive Officers. Presently, the Company remains subject to the executive compensation limits under EESA. As a result, the Company is limited to making long-term incentive awards in the form of long-term restricted stock of the Company in amounts not exceeding one-third of each employee’s annual compensation. The Committee has elected to make such awards further conditioned on Company performance.

On February 19, 2010, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved changes to the long-term incentive structure for the Named Executive Officers and additional executives. The Committee continued its practice of tying a significant portion of its long-term awards to the Company’s performance, and increased from 50% to 100% the portion of such awards which will be tied to corporate performance. For 2010, performance will be based half on relative total shareholder return (TSR) on an annual basis and the remainder on net income available to common shareholders, return on equity (ROE), and the level of charge-offs.

The Committee has established threshold, target, and maximum performance levels for each of the performance metrics for fiscal 2010. Accomplishment of these performance levels will determine a number of shares of restricted stock which the Committee potentially will award to each executive before the end of 2010. However, the actual number of shares to be awarded will be subject to the Committee’s negative discretion (can only reduce the number of shares that may be awarded). Further, in no case shall the maximum number of shares awarded exceed the compensation limits under EESA of one-third of the executive’s total annual compensation.

The Committee will measure achievement of the performance metrics in late December, 2010 and, after considering whether to exercise negative discretion, will make long-term restricted stock grants to the executives at that time. In accordance with the requirements of EESA, such grants will vest (100%) only after two years and after the Company’s repayment of TARP. The table below indicates each Named Executive Officer’s potential award at maximum performance.

Named Executive Officer	Potential Award at Maximum Performance
James M. Wells III	$2,033,650
William H. Rogers, Jr	$810,000
Mark A. Chancy	$705,000
Thomas E. Freeman	$652,500
David F. Dierker	$490,000

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2011,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 27, 2010 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION.

The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary of Cash and Certain Other

Compensation and Other Payments to the Named Executive Officers,” “2009 Summary Compensation Table,” “2009 Grants and Plan-Based Awards,” “Option Exercises and Stock Vested in 2009,” “Outstanding Equity Awards at December 31, 2009,” “2009 Pension Benefits,” “2009 Nonqualified Deferred Compensation,” and “2009 Potential Payments Upon Termination of Change in Control”), “2009 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 27, 2010 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons” and “Stock Ownership of Principal Shareholder” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 27, 2010 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 27, 2010 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 27, 2010 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:

Consolidated Statements of Income/(Loss) for the year ended December 31, 2009, 2008, and 2007;

Consolidated Balance Sheets as of December 31, 2009, and 2008;

Consolidated Statements of Shareholders’ Equity as of December 31, 2009, 2008, and 2007; and

Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008, and 2007.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Company have been included in the Consolidated Financial Statements on the related footnotes, or are either inapplicable or not required.

(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.	*

3.2	Bylaws of the Registrant, as amended and restated on November 11, 2008, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 13, 2008.	(filed herewith)

4.1	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

Exhibit	Description

4.2	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.3	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.4	Second Supplemental Indenture by and among NCF, SunTrust Banks, Inc. and The Bank of New York, as Trustee, dated September 22, 2004, incorporated by reference to Exhibit 4.9 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.5	First Supplemental Indenture between NCF and the Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.6	Indenture between NCF and The Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.7	Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.8	Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.9	Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.10	Form of Stock Purchase Contract Agreement between SunTrust Banks, Inc. and SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 8- A filed on October 24, 2006.	*

4.11	Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007.	*

4.12	Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on March 3, 2008.	*

4.13	Warrant to Purchase up to 11,891,280 shares of Common Stock dated as of November 14, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed January 5, 2009.	*

4.14	Warrant to Purchase up to 6,008,902 shares of Common Stock dated as of December 31, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

4.15	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 12, 2006.	*

4.16	Form of Series C Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed November 17, 2008.	*

4.17	Form of Series D Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

4.18	Amended and Restated Stock Purchase Contract Agreement, dated as of June 26, 2009, between the Company and SunTrust Preferred Capital I, acting through U.S. Bank National Association, as Property Trustee, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed July 1, 2009.	*

10.1	SunTrust Banks, Inc. MIP, amended and restated as of January 1, 2010.	(filed herewith)

Exhibit	Description

10.2	SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement filed March 6, 2009, as amended December 30, 2009, such amendment incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2010; together with (i) Form of Nonqualified Stock Option Agreement, (ii) Form of Performance-Vested Stock Option Agreement, (iii) Form of Restricted Stock Agreement (3-year ratable vesting), (iv) Form of Restricted Stock Agreement (3-year cliff vesting), (v) Form of Non-Employee Director Restricted Stock Agreement, (vi) Form of Performance Stock Agreement, (vii) Form of Performance Stock Unit Agreement, (viii) Form of Non- Employee Director Restricted Stock Unit Agreement, (ix) Form of CPP Long Term Restricted Stock Award Agreement, and (x) Form of Salary Share Stock Unit Award Agreement, each under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to (i through viii) exhibits 10.1.1 to 10.1.8 to Registration Statement on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 to Form 8-K filed January 6, 2010; and (x) exhibit 10.2 to Form 8-K/A filed January 13, 2010.	*

10.3	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (ii) Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.4	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, and amendments effective January 1, 2005, November 14, 2006, and January 1, 2009, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A (File No. 001-08918), to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.5	SunTrust Banks, Inc. 1995 Executive Stock Plan, and amendments effective as of August 11, 1998 and January 1, 2009, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.6	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and amendment effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918).	*

10.7	SunTrust Banks, Inc. SERP, amended and restated as of January 1, 2010.	(filed herewith)

10.8	Crestar Financial Corporation SERP, amended and restated as of January 1, 2009.	(filed herewith)

10.9	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated as of January 1, 2010.	(filed herewith)

10.10	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2010.	(filed herewith)

10.11	Crestar Financial Corporation Deferred Compensation Program under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, and amendments effective January 1, 1994 and effective September 21, 1995, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.12	Form of Change in Control Agreement between Registrant and James M. Wells III and Mark A. Chancy effective as of January 1, 2010.	(filed herewith)

10.13	Form of Change in Control Agreements between Registrant and William H. Rogers, Jr., Thomas E. Freeman and David F. Dierker, effective as of January 1, 2010.	(filed herewith)

Exhibit	Description

10.14	SunTrust Banks, Inc. Directors Deferred Compensation Plan, as amended and restated as of January 1, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.15	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, as restated with amendments through January 1, 2009, incorporated by reference to Exhibit 10.312 to the Registrant’s Annual Report on Form 10-K filed March 2, 2009.	*

10.16	Crestar Financial Corporation Directors’ Equity Program, as restated as of December 31, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.17	NCF Directors’ Fees Deferral Plan and First Amendment, effective January 1, 2002, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.18	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells III, regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.19	Letter Agreement with U.S. Treasury Department dated as of November 14, 2008 (including the Securities Purchase Agreement – Standard Terms), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 5, 2009.	*

10.20	Letter Agreement with U.S. Treasury Department dated as of December 31, 2008 (including the Securities Purchase Agreement – Standard Terms), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

10.21	Form of Waiver, executed by each of Messrs. James M. Wells III, Mark A. Chancy, and William H. Rogers, Jr. (incorporated by reference to Ex. 10.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).	*

10.22	Form of Letter Agreement, executed by each of Messrs. James M. Wells III, Mark A. Chancy, and William H. Rogers, Jr. with the Company (incorporated by reference to Ex. 10.3 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).	*

10.23	GB&T Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

10.24	GB&T 2007 Omnibus LTI Plan, incorporated by reference to Appendix A to the definitive proxy statement of GB&T Bancshares Inc. filed April 18, 2007 (File No. 005-82430).	*

10.25	Crestar Amended Executive Life Insurance Plan, amended and restated as of January 1, 2009.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

Exhibit	Description

99.1	Certification of Chairman and Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

99.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

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
James M. Wells III
Chairman and Chief Executive Officer

Dated: February 23, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond D. Fortin and Mark A. Chancy and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-K.

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures		Title

Principal Executive Officer:

/s/ James M. Wells III James M. Wells III	2/23/2010 Date	Chairman and Chief Executive Officer; Director

Principal Financial Officer:

/s/ Mark A. Chancy Mark A. Chancy	2/23/2010 Date	Corporate Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ Thomas E. Panther Thomas E. Panther	2/23/2010 Date	Senior Vice President, Controller and Chief Accounting Officer

Directors:

/s/ Robert M. Beall, II Robert M. Beall, II	2/23/2010 Date	Director

/s/ Alston D. Correll Alston D. Correll	2/23/2010 Date	Director

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	2/23/2010 Date	Director

/s/ Patricia C. Frist Patricia C. Frist	2/23/2010 Date	Director

Signatures		Title

/s/ Blake P. Garrett, Jr. Blake P. Garrett, Jr.	2/23/2010 Date	Director

/s/ David H. Hughes David H. Hughes	2/23/2010 Date	Director

/s/ M. Douglas Ivester M. Douglas Ivester	2/23/2010 Date	Director

/s/ J. Hicks Lanier J. Hicks Lanier	2/23/2010 Date	Director

/s/ G. Gilmer Minor, III G. Gilmer Minor, III	2/23/2010 Date	Director

/s/ Larry L. Prince Larry L. Prince	2/23/2010 Date	Director

/s/ Frank S. Royal, M.D. Frank S. Royal, M.D.	2/23/2010 Date	Director

/s/ Karen Hastie Williams Karen Hastie Williams	2/23/2010 Date	Director

/s/ Dr. Phail Wynn, Jr. Dr. Phail Wynn, Jr.	2/23/2010 Date	Director