Form 10-Q
period 2010-03-31
SUNTRUST BANKS INC
filed 2010-05-05
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes  ☐    No   ☒

At April 29, 2010, 499,887,039 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year of 2010.

GLOSSARY OF DEFINED TERMS

A&D — Acquisition and development.

ABS — Asset-backed securities.

ALCO — Asset/Liability Management Committee.

ALLL — Allowance for loan and lease losses.

Alt-A — Alternative A-paper.

AOCI — Accumulated other comprehensive income.

AFS — Available for sale.

ARMs — Adjustable rate mortgages.

ARS — Auction rate securities.

ASC —FASB Accounting Standard Codification.

ASU — Accounting standards update.

ATE — Additional termination event.

ATM — Automated teller machine.

Bank — SunTrust Bank.

Board — The Company’s Board of Directors.

CDO — Collateralized debt obligation.

CD — Certificate of deposit.

CDS — Credit default swaps.

CIB — Corporate and Investment Banking.

Class B shares —Visa Inc. Class B common stock.

CLO — Collateralized loan obligation.

CLTV — Combined loan to value.

Coke —The Coca-Cola Company.

Company — SunTrust Banks, Inc. and subsidiaries.

CP — Commercial paper.

CPP — Capital Purchase Program.

CPR — Conditional prepayment rate.

CRA — Community Reinvestment Act of 1977.

CSA — Credit support annex.

Cusip — Committee on Uniform Security Identification Procedures.

Cymric — Cymric Family Office Services.

DBRS — Dun and Bradstreet, Inc.

EESA — The Emergency Economic Stabilization Act of 2008.

EPS — Earnings per share.

FASB — Financial Accounting Standards Board.

FDIC — The Federal Deposit Insurance Corporation.

Federal Reserve — The Board of Governors of the Federal Reserve System.

Fed funds — Federal funds.

FFELP — Federal Family Education Loan Program.

FFIEC — Federal Financial Institutions Examination Council.

FHA — Federal Housing Administration.

FHFA — Federal Housing Finance Agency.

FHLB — Federal Home Loan Bank.

i

FICO — Fair Isaac Corporation.

FINRA — Financial Industry Regulatory Authority.

Fitch — Fitch Ratings Ltd.

FTE — Fully taxable-equivalent.

FVO — Fair Value Option.

GenSpring — GenSpring Family Offices LLC.

GB&T — GB&T Bancshares, Inc.

GSEs — Government-sponsored enterprises.

HUD — Department of Housing and Urban Development.

IIS — Institutional Investment Solutions.

Inlign — Inlign Wealth Management, LLC.

IPO — Initial public offering.

IRA — Individual retirement arrangement.

IRLCs — Interest rate lock commitments.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Associations Master Agreement.

LHFI-FV — Loans held for investment carried at fair value.

LHFS — Loans held for sale.

LIBOR —London InterBank Offered Rate.

LOCOM – Lower of cost or market.

LTI— Long-term incentive.

LTV— Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMMFs — Money market mutual funds.

MSRs — Mortgage servicing rights.

MVE — Market value of equity.

NEO — Named executive officer.

NOW — Negotiable order of withdrawal account.

NSF — Non-sufficient funds.

OCI — Other comprehensive income.

OREO — Other real estate owned.

OTC — Over-the-counter.

OTTI — Other-than-temporary impairment.

Parent Company — SunTrust Banks, Inc.

PWM — Private Wealth Management.

QSPE — Qualifying special purpose entity.

RidgeWorth — RidgeWorth Capital Management, Inc.

RMBS — Residential mortgage-backed security.

S&P — Standard and Poor’s.

SBA — Small Business Administration.

SCAP — Supervisory Capital Assessment Program.

SEC —U.S. Securities and Exchange Commission.

Seix — Seix Investment Advisors, Inc.

ii

SIVs — Structured investment vehicles.

SPE — Special purpose entity.

STIAA — SunTrust Institutional Asset Advisors LLC.

STIS — SunTrust Investment Services, Inc.

STM — SunTrust Mortgage, Inc.

STRH — SunTrust Robinson Humphrey, Inc.

SunTrust — SunTrust Banks, Inc. and subsidiaries.

SunTrust Community Capital — SunTrust Community Capital, LLC.

TARP — Troubled Asset Relief Program.

TDR — Troubled debt restructuring.

The Agreements — Equity forward agreements.

Three Pillars —Three Pillars Funding, LLC.

TRS — Total return swaps.

Twin Rivers — Twin Rivers Insurance Company.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTBs — Unrecognized tax benefits.

VA —Veteran’s Administration.

VAR —Value at risk.

VI — Variable interest.

VIE — Variable interest entity.

Visa — The Visa, U.S.A. Inc. card association or its affiliates, collectively.

VRDO — Variable rate demand obligations.

iii

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended March 31
(Dollars and shares in thousands, except per share data) (Unaudited)	2010	2009
Interest Income
Interest and fees on loans	$1,316,756	$1,412,885
Interest and fees on loans held for sale	33,177	61,832
Interest and dividends on securities available for sale
Taxable interest	175,902	181,202
Tax-exempt interest	8,928	10,699
Dividends[1]	18,959	18,162
Interest on funds sold and securities purchased under agreements to resell	245	937
Interest on deposits in other banks	18	113
Trading account interest	19,701	43,505

Total interest income	1,573,686	1,729,335

Interest Expense
Interest on deposits	233,045	423,873
Interest on funds purchased and securities sold under agreements to repurchase	1,092	2,733
Interest on trading liabilities	6,135	6,160
Interest on other short-term borrowings	3,194	5,155
Interest on long-term debt	158,783	229,316

Total interest expense	402,249	667,237

Net interest income	1,171,437	1,062,098
Provision for credit losses	861,609	994,098

Net interest income after provision for credit losses	309,828	68,000

Noninterest Income
Service charges on deposit accounts	195,902	206,394
Other charges and fees	129,100	124,321
Trust and investment management income	122,087	116,010
Mortgage production related income/(loss)	(30,929)	250,470
Mortgage servicing related income	70,504	83,352
Card fees	86,934	75,660
Investment banking income	55,916	59,534
Retail investment services	46,740	56,713
Trading account profits/(losses) and commissions	(7,268)	107,293
Other noninterest income	27,631	38,114
Net securities gains[2]	1,543	3,377

Total noninterest income	698,160	1,121,238

Noninterest Expense
Employee compensation	556,498	573,022
Employee benefits	135,295	163,030
Outside processing and software	148,703	138,361
Net occupancy expense	91,141	87,417
Regulatory assessments	64,335	47,473
Credit and collection services	73,790	47,918
Other real estate expense	46,008	44,372
Equipment expense	40,513	43,540
Marketing and customer development	34,127	34,725
Operating losses	13,797	22,621
Amortization/impairment of goodwill/intangible assets	13,187	767,016
Mortgage reinsurance	9,400	70,039
Net loss/(gain) on debt extinguishment	(9,307)	(25,304)
Other noninterest expense	143,056	137,793

Total noninterest expense	1,360,543	2,152,023

Income/(loss) before provision/(benefit) for income taxes	(352,555)	(962,785)
Provision/(benefit) for income taxes	(194,162)	(150,777)

Net income/(loss) including income attributable to noncontrolling interest	(158,393)	(812,008)
Net income attributable to noncontrolling interest	2,421	3,159

Net income/(loss)	($160,814)	($815,167)

Net income/(loss) available to common shareholders	($229,184)	($875,381)

Net income/(loss) per average common share
Diluted	($0.46)	($2.49)
Basic	(0.46)	(2.49)

Dividends declared per common share	0.01	0.10

Average common shares - diluted[3]	494,871	351,352
Average common shares - basic	494,871	351,352

1 Includes dividends on common stock of The Coca-Cola Company	$13,200	$12,300

2 Includes other-than-temporary impairment losses of $1 million for the three months ended March 31, 2010 and $1 million for the three months ended March 31, 2009. During the three months ended March 31, 2010 there were no non-credit related unrealized losses recorded in other comprehensive income associated with OTTI securities.

3 For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	March 31 2010	December 31 2009
Assets
Cash and due from banks	$4,671,345	$6,456,406
Interest-bearing deposits in other banks	24,665	24,109
Funds sold and securities purchased under agreements to resell	1,613,663	516,656

Cash and cash equivalents	6,309,673	6,997,171
Trading assets	6,038,104	4,979,938
Securities available for sale	26,238,529	28,477,042
Loans held for sale[1] (loans at fair value: $2,650,980 as of March 31, 2010; $2,923,375 as of December 31, 2009)	3,696,990	4,669,823
Loans[2] (loans at fair value: $420,484 as of March 31, 2010; $448,720 as of December 31, 2009)	113,979,448	113,674,844
Allowance for loan and lease losses	(3,176,000)	(3,120,000)

Net loans	110,803,448	110,554,844
Premises and equipment	1,553,786	1,551,794
Goodwill	6,322,878	6,319,078
Other intangible assets (MSRs at fair value: $1,641,188 as of March 31, 2010; $935,561 as of December 31, 2009)	1,799,919	1,711,299
Customers’ acceptance liability	5,912	6,264
Other real estate owned	627,639	619,621
Other assets	8,399,377	8,277,861

Total assets	$171,796,255	$174,164,735

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$25,148,837	$24,244,041
Interest-bearing consumer and commercial deposits	90,994,812	92,059,411

Total consumer and commercial deposits	116,143,649	116,303,452
Brokered deposits (CDs at fair value: $1,241,806 as of March 31, 2010; $1,260,505 as of December 31, 2009)	2,350,846	4,231,530
Foreign deposits	254,941	1,328,584

Total deposits	118,749,436	121,863,566
Funds purchased	1,158,713	1,432,581
Securities sold under agreements to repurchase	2,794,195	1,870,510
Other short-term borrowings	2,387,640	2,062,277
Long-term debt[3] (debt at fair value: $3,944,137 as of March 31, 2010; $3,585,892 as of December 31, 2009)	16,531,380	17,489,516
Acceptances outstanding	5,912	6,264
Trading liabilities	3,246,890	2,188,923
Other liabilities	4,302,163	4,720,243

Total liabilities	149,176,329	151,633,880

Preferred stock	4,923,292	4,917,312
Common stock, $1.00 par value	514,667	514,667
Additional paid in capital	8,446,209	8,521,042
Retained earnings	8,419,219	8,562,807
Treasury stock, at cost, and other	(989,840)	(1,055,136)
Accumulated other comprehensive income, net of tax	1,306,379	1,070,163

Total shareholders’ equity	22,619,926	22,530,855

Total liabilities and shareholders’ equity	$171,796,255	$174,164,735

Common shares outstanding	499,857,812	499,156,858
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,225	50,225
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	14,808,783	15,509,737

[1] Includes loans held for sale of consolidated VIEs	$310,899	-
[2] Includes loans of consolidated VIEs	1,544,856	-
[3] Includes debt of consolidated VIEs	284,728	-

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(815,167)	-	-	(815,167)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	48,968	48,968
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(18,993)	(18,993)
Change related to employee benefit plans	-	-	-	-	-	-	22,915	22,915

Total comprehensive loss								(762,277)
Change in noncontrolling interest	-	-	-	-	-	(679)	-	(679)
Common stock dividends, $0.10 per share	-	-	-	-	(35,621)	-	-	(35,621)
Series A preferred stock dividends, $1,000 per share	-	-	-	-	(5,000)	-	-	(5,000)
U.S. Treasury preferred stock dividends, $1,250 per share	-	-	-	-	(60,625)	-	-	(60,625)
Accretion of discount associated with U.S. Treasury preferred stock	5,654	-	-	-	(5,654)	-	-	-
Exercise of stock options and stock compensation expense	-	-	-	3,285	-	-	-	3,285
Restricted stock activity	-	1,658	-	(161,571)	-	138,995	-	(22,576)
Amortization of restricted stock compensation	-	-	-	-	-	20,283	-	20,283
Issuance of stock for employee benefit plans and other	-	520	-	(32,822)	(3)	40,856	-	8,031

Balance, March 31, 2009	$5,227,357	356,693	$372,799	$6,713,536	$9,466,914	($1,168,995)	$1,034,015	$21,645,626

Balance, January 1, 2010	$4,917,312	499,157	$514,667	$8,521,042	$8,562,807	($1,055,136)	$1,070,163	$22,530,855
Net loss	-	-	-	-	(160,814)	-	-	(160,814)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	39,123	39,123
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	121,936	121,936
Change related to employee benefit plans	-	-	-	-	-	-	75,157	75,157

Total comprehensive income								75,402
Change in noncontrolling interest	-	-	-	-	-	(2,479)	-	(2,479)
Common stock dividends, $0.01 per share	-	-	-	-	(4,992)	-	-	(4,992)
Series A preferred stock dividends, $1,000 per share	-	-	-	-	(1,725)	-	-	(1,725)
U.S. Treasury preferred stock dividends, $1,250 per share	-	-	-	-	(60,625)	-	-	(60,625)
Accretion of discount associated with U.S.
Treasury preferred stock	5,980	-	-	-	(5,980)	-	-	-
Stock compensation expense	-	-	-	5,669	-	-	-	5,669
Restricted stock activity	-	492	-	(67,535)	-	39,748	-	(27,787)
Amortization of restricted stock compensation	-	-	-	-	-	12,268	-	12,268
Issuance of stock for employee benefit plans and other	-	209	-	(12,967)	1,975	15,759	-	4,767
Fair value election of MSRs					88,995			88,995
Adoption of VIE consolidation guidance	-	-	-	-	(422)	-	-	(422)

Balance, March 31, 2010	$4,923,292	499,858	$514,667	$8,446,209	$8,419,219	($989,840)	$1,306,379	$22,619,926

1	Balance at March 31, 2010 includes ($1,030,156) for treasury stock, ($65,401) for compensation element of restricted stock, and $105,717 for noncontrolling interest.

Balance at March 31, 2009 includes ($1,173,026) for treasury stock, ($107,985) for compensation element of restricted stock, and $112,016 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2010	2009
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	($158,393)	($812,008)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation, amortization and accretion	197,944	234,985
Goodwill impairment	-	751,156
MSRs impairment Recovery	-	(31,298)
Origination of MSRs	(66,300)	(146,290)
Provisions for credit losses and foreclosed property	903,653	1,026,917
Amortization of restricted stock compensation	12,268	20,283
Stock option compensation	5,669	3,285
Excess tax benefits from stock-based compensation	16	(181)
Net gain on extinguishment of debt	(9,307)	(25,304)
Net securities gains	(1,543)	(3,377)
Net gain on sale of assets	(8,439)	(6,913)
Net decrease/(increase) in loans held for sale	1,422,737	(2,937,455)
Contributions to retirement plans	(2,603)	(1,286)
Net (increase)/decrease in other assets	(857,066)	739,273
Net increase/(decrease) in other liabilities	380,449	(547,123)

Net cash provided by/(used in) operating activities	1,819,085	(1,735,336)

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	1,106,359	780,575
Proceeds from sales of securities available for sale	2,726,341	6,488,762
Purchases of securities available for sale	(1,570,269)	(9,500,312)
Proceeds from maturities, calls and paydowns of trading securities	44,114	23,577
Proceeds from sales of trading securities	-	2,009,051
Purchases of trading securities	-	(85,965)
Net decrease in loans	8,438	2,072,094
Proceeds from sales of loans held for investment	229,848	181,379
Capital expenditures	(48,338)	(47,126)
Contingent consideration and other payouts related to acquisitions	(4,083)	(15,343)
Proceeds from the sale of other assets	155,547	86,023

Net cash provided by investing activities	2,647,957	1,992,715

Cash Flows from Financing Activities:
Net (decrease)/increase in deposits	(3,113,062)	5,198,430
Assumption of deposits, net	-	445,482
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,048,123)	(1,863,316)
Proceeds from the issuance of long-term debt	-	574,560
Repayment of long-term debt	(925,997)	(4,090,686)
Excess tax benefits from stock-based compensation	(16)	181
Common and preferred dividends paid	(67,342)	(98,433)

Net cash (used in)/provided by financing activities	(5,154,540)	166,218

Net (decrease)/increase in cash and cash equivalents	(687,498)	423,597
Cash and cash equivalents at beginning of period	6,997,171	6,637,402

Cash and cash equivalents at end of period	$6,309,673	$7,060,999

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$2,769	$8,565
Loans transferred from loans to loans held for sale	184,901	-
Loans transferred from loans to other real estate owned	181,628	213,287
Accretion on U.S. Treasury preferred stock	5,980	5,654
Total assets of consolidated VIEs at January 1, 2010	2,049,392	-

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

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

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009. Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been almost exclusively first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performed a careful evaluation of the borrower’s financial condition and ability to service the modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Loans and Lease Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Upon sustained performance and classification as a TDR over the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market based at the time of modification. Generally, once a single 1-4 family residential related loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR until it ultimately pays off.

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

The Company’s charge-off policy meets or is more stringent than regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past due compared to the regulatory loss criteria of 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines.

For commercial real estate loans secured by property, an acceptable appraisal or other form of evaluation is obtained prior to the origination of the loan. Updated evaluations of the collateral’s value are obtained at least annually, or earlier if the credit quality of the loan deteriorates. Changes in collateral value affect the ALLL through the risk rating process.

For mortgage loans secured by residential property where we are proceeding with a foreclosure action, we obtain a new valuation prior to 180 days past due and, if required, write the loan down to fair value, net of estimated selling and holding costs. Estimated valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, or automated valuation models. The value estimate is based on an orderly disposition and marketing period of the property. In the event we decide not to proceed with a foreclosure action, we charge-off the full balance of the loan. If a loan remains in the foreclosure process for 12 months past the original charge-off, typically at 180 days past due, we obtain a new valuation and, if required, write the loan down to the new valuation, less estimated selling and holding costs. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling and holding costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral are captured in the ALLL based on changes in the house price index at the metropolitan statistical area or other market information.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation.” These updates are effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.

The Company has analyzed the impacts of these amendments on all QSPEs and VIE structures with which it is involved. Based on this analysis, the Company consolidated its multi-seller conduit, Three Pillars, and a CLO entity. The Company consolidated these entities because certain subsidiaries of the Company have significant decision-making rights and own VIs that could potentially be significant to these VIEs. The primary balance sheet impacts from consolidating Three Pillars and the CLO on January 1, 2010, were increases in loans and leases, the related allowance for loan losses, LHFS, long-term debt, and other short-term borrowings. The consolidations of Three Pillars and the CLO had no impact on the Company’s earnings or cash flows that result from its involvement with these VIEs, but the Company’s Consolidated Statements of Income/(Loss) reflect a reduction in noninterest income and increases in net interest income and noninterest expense due to the consolidations. For additional information on the Company’s VIE structures, refer to Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The combined impact of consolidating Three Pillars and the CLO on January 1, 2010 were incremental total assets and total liabilities of $2.0 billion, respectively, and an insignificant impact on shareholders’ equity. No additional funding requirements with respect to these entities are expected to significantly impact the liquidity position of the Company. Upon adoption, the Company consolidated the assets and liabilities of Three Pillars at their unpaid principal amounts and subsequently accounted for these assets and liabilities on an accrual basis. The Company consolidated the assets and liabilities of the CLO based on their estimated fair values upon adoption, and made an irrevocable election to carry all of the financial assets and financial liabilities of the CLO at fair value. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating Three Pillars and the CLO was not significant.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company does not currently believe that it is the primary beneficiary of any other significant off-balance sheet entities with which it is involved; however, the accounting guidance requires an entity to reassess whether it is the primary beneficiary at least quarterly. The Company does not currently expect to consolidate additional VIEs in future periods.

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

In February 2010, the FASB issued ASU 2010-09, an update to ASC 855-10, “Subsequent Events.” This update amends the guidance to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and has been adopted by the Company upon issuance.

In February 2010, the FASB issued ASU 2010-10, an update to ASC 810-10, “Consolidation.” This update defers the amendments to the consolidation requirements of ASC 810-10 for a reporting entity’s interest in entities that have the attributes of investment companies or for which it is acceptable based on industry practice to apply measurement principles that are consistent with those followed by investment companies. The deferral also applies to a reporting entity’s interest in an entity that is required to comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered MMMFs. Certain of the Company’s wholly-owned subsidiaries provide investment advisor services for various private placement and publicly registered investment funds. The deferral applies to all of these funds.

In March 2010, the FASB issued ASU 2010-11, an update to ASC 815-15, “Derivatives and Hedging–Embedded Derivatives.” This update clarifies that the scope exception for potential bifurcation and separate accounting in ASC 815-15 applies to contracts containing an embedded credit derivative that is only in the form of subordination of one financial instrument to another. Other contracts containing embedded credit derivatives do not qualify for the scope exception. This update is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that this update will have on its financial position, results of operations, and EPS.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 2 – Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at March 31, 2010 and December 31, 2009 were as follows:

(Dollars in thousands) (Unaudited)	March 31 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$856,962	$498,781
Federal agency securities	418,466	474,188
U.S. states and political subdivisions	209,501	58,520
Residential mortgage-backed securities - agency	159,547	94,164
Residential mortgage-backed securities - private	5,288	6,463
Collateralized debt obligations	158,252	174,942
Corporate and other debt securities	530,742	465,637
Commercial paper	44,704	639
Asset backed securities	50,908	50,775
Equity securities	250,375	256,096
Derivative contracts	2,628,972	2,610,288
Trading loans	724,387	289,445

Total trading assets	$6,038,104	$4,979,938

Trading Liabilities
U.S. Treasury securities	$1,348,719	$189,461
Federal agency securities	3,813	3,432
Corporate and other debt securities	161,307	144,142
Equity securities	248	7,841
Derivative contracts	1,732,803	1,844,047

Total trading liabilities	$3,246,890	$2,188,923

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 3 – Securities Available for Sale

Securities AFS at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
(Dollars in thousands) (Unaudited)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,204,825	$2,501	$1,826	$5,205,500
Federal agency securities	1,982,052	19,685	488	2,001,249
U.S. states and political subdivisions	895,947	26,920	7,093	915,774
Residential mortgage-backed securities - agency	13,435,188	301,264	25,544	13,710,908
Residential mortgage-backed securities - private	445,662	711	77,167	369,206
Asset-backed securities	1,002,540	10,724	9,465	1,003,799
Corporate bonds and other debt securities	495,971	14,551	1,364	509,158
Common stock of The Coca-Cola Company	69	1,649,931	-	1,650,000
Other equity securities[1]	871,999	936	-	872,935

Total securities available for sale	$24,334,253	$2,027,223	$122,947	$26,238,529

	December 31, 2009
(Dollars in thousands) (Unaudited)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206,383	$719	$30,576	$5,176,526
Federal agency securities	2,733,534	12,704	8,653	2,737,585
U.S. states and political subdivisions	927,887	27,799	10,629	945,057
Residential mortgage-backed securities - agency	15,704,594	273,207	61,724	15,916,077
Residential mortgage-backed securities - private	471,583	1,707	95,207	378,083
Asset-backed securities	309,611	10,559	5,423	314,747
Corporate bonds and other debt securities	505,185	9,989	3,373	511,801
Common stock of The Coca-Cola Company	69	1,709,931	-	1,710,000
Other equity securities[1]	786,248	918	-	787,166

Total securities available for sale	$26,645,094	$2,047,533	$215,585	$28,477,042

1Includes $343 million and $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value, $360 million and $360 million of Federal Reserve Bank stock stated at par value and $168 million and $82 million of mutual fund investments stated at fair value as of March 31, 2010 and December 31, 2009, respectively.

See Note 14, “Contingencies”, to the Consolidated Financial Statements for information concerning ARS classified as securities AFS.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $6.4 billion as of March 31, 2010. Further, under The Agreements, the Company pledged its shares of common stock of The Coca-Cola Company, which had a fair value of $1.7 billion as of March 31, 2010. See Note 10, “Derivative Financial Instruments”, to the Consolidated Financial Statements which further discusses this transaction. The Company has also pledged $1.2 billion of certain trading assets and cash equivalents to secure $1.2 billion of repurchase agreements as of March 31, 2010. Additionally, as of March 31, 2010, the Company had pledged $47.5 billion of net eligible loan collateral to support $28.8 billion in available borrowing capacity at either the Federal Reserve discount window or the FHLB of Atlanta. Of the available borrowing capacity, $8.6 billion was outstanding as of March 31, 2010.

The amortized cost and fair value of investments in debt securities at March 31, 2010 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands) (Unaudited)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$24,781	$5,180,044	$-	$-	$5,204,825
Federal agency securities	239,330	1,613,118	124,790	4,814	1,982,052
U.S. states and political subdivisions	214,621	435,806	129,103	116,417	895,947
Residential mortgage-backed securities - agency	192,433	10,895,155	636,563	1,711,037	13,435,188
Residential mortgage-backed securities - private	27,112	240,817	152,388	25,345	445,662
Asset-backed securities	361,607	622,835	18,098	-	1,002,540
Corporate bonds and other debt securities	11,935	305,583	152,733	25,720	495,971

Total debt securities	$1,071,819	$19,293,358	$1,213,675	$1,883,333	$23,462,185

Fair Value
U.S. Treasury securities	$25,095	$5,180,405	$-	$-	$5,205,500
Federal agency securities	241,247	1,628,565	126,551	4,886	2,001,249
U.S. states and political subdivisions	217,971	455,051	132,173	110,579	915,774
Residential mortgage-backed securities - agency	197,873	11,157,137	664,003	1,691,895	13,710,908
Residential mortgage-backed securities - private	24,475	200,788	122,056	21,887	369,206
Asset-backed securities	365,088	621,958	16,753	-	1,003,799
Corporate bonds and other debt securities	12,222	310,724	161,856	24,356	509,158

Total debt securities	$1,083,971	$19,554,628	$1,223,392	$1,853,603	$23,715,594

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2010	2009
Gross realized gains	$14,990	$4,193
Gross realized losses	(12,386)	(95)
OTTI	(1,061)	(721)

Net securities gains	$1,543	$3,377

Securities in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands) (Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$2,503,144	$1,823	$263	$3	$2,503,407	$1,826
Federal agency securities	190,631	488	-	-	190,631	488
U.S. states and political subdivisions	44,404	2,156	104,902	4,937	149,306	7,093
Residential mortgage-backed securities - agency	2,742,588	25,544	-	-	2,742,588	25,544
Residential mortgage-backed securities - private	52,119	5,064	6,919	357	59,038	5,421
Asset-backed securities	141,138	703	13,431	6,523	154,569	7,226
Corporate bonds and other debt securities	-	-	24,356	1,364	24,356	1,364

Total temporarily impaired securities	5,674,024	35,778	149,871	13,184	5,823,895	48,962

Other-than-temporarily impaired securities
Residential mortgage-backed securities - private	4,341	400	301,612	71,346	305,953	71,746
Asset-backed securities	3,285	2,239	-	-	3,285	2,239

Total other-than-temporarily impaired securities	7,626	2,639	301,612	71,346	309,238	73,985

Total impaired securities	$5,681,650	$38,417	$451,483	$84,530	$6,133,133	$122,947

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands) (Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$5,083,249	$30,571	$263	$5	$5,083,512	$30,576
Federal agency securities	1,341,330	$8,653	-	-	1,341,330	8,653
U.S. states and political subdivisions	125,524	5,711	64,516	4,918	190,040	10,629
Residential mortgage-backed securities - agency	5,418,226	61,724	-	-	5,418,226	61,724
Residential mortgage-backed securities - private	14,022	3,174	7,169	385	21,191	3,559
Asset-backed securities	10,885	1,205	16,334	4,218	27,219	5,423
Corporate bonds and other debt securities	19,819	2	30,416	3,371	50,235	3,373

Total temporarily impaired securities	$12,013,055	$111,040	$118,698	$12,897	$12,131,753	$123,937

Other-than-temporarily impaired securities
Residential mortgage-backed securities - private	646	906	304,493	90,742	305,139	91,648

Total other-than-temporarily impaired securities	646	906	304,493	90,742	305,139	91,648

Total impaired securities	$12,013,701	$111,946	$423,191	$103,639	$12,436,892	$215,585

Notes to Consolidated Financial Statements (Unaudited)-Continued

On March 31, 2010, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Market changes in interest rates and credit spreads will result in unrealized losses as the market price of securities fluctuates. The economic environment and illiquidity in the financial markets since 2008 have increased market yields on securities resulting in unrealized losses on certain securities within the Company’s portfolio.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in OCI. The unrealized OTTI loss of $72 million in private residential MBS as of March 31, 2010 includes purchased and retained interests from securitizations that have been other-than-temporarily impaired in prior periods. The unrealized OTTI loss of $2 million in asset-backed securities is related to three securities within the portfolio that are home equity issuances and have also been other-than-temporarily impaired in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment. As of March 31, 2010, approximately 94% of the total securities AFS portfolio are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

All securities are reviewed quarterly for OTTI. For the three months ended March 31, 2010 and 2009, the Company recorded OTTI losses on AFS securities of $1 million through earnings. The securities with credit impairment for the three months ended March 31, 2010, are private residential MBS with a fair market value of less than $1 million as of March 31, 2010. Based on the cash flow analyses, the entire unrealized loss on these securities was recorded in earnings. There is no portion of the loss that is recognized in other comprehensive income as of March 31, 2010. In addition, for the three months ended March 31, 2010, there is no change in the balance of the amount of credit losses recognized in earnings related to securities for which some portion of the impairment was recorded in other comprehensive income.

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security and also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private residential MBS for the three months ended March, 31, 2010:

Three Months Ended March 31, 2010
Current default rate	2 - 6%
Prepayment rate	15 - 22%
Loss severity	37 - 46%

The Company holds stock in the FHLB of Atlanta and FHLB of Cincinnati totaling $343 million as of both March 31, 2010 and December 31, 2009. The Company accounts for the stock based on industry guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2010 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 4 – Allowance for Credit Losses

Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended March 31		% Change

(Dollars in thousands) (Unaudited)	2010	2009
Balance at beginning of period	$3,234,900	$2,378,507	36%
Provision for loan losses	875,909	994,098	(12)
Provision for unfunded commitments[1]	(14,300)	2,662	(637)
Allowance from consolidation of VIE	676	-
Loan charge-offs	(861,961)	(646,916)	33
Loan recoveries	41,377	36,822	12

Balance at end of period	$3,276,601	$2,765,173	18%

Components:
ALLL	$3,176,000	$2,735,000	16%
Unfunded commitments reserve[2]	100,601	30,173	233

Allowance for credit losses	$3,276,601	$2,765,173	18%

1Beginning in the fourth quarter of 2009, the Company recorded the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

2The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Note 5 – Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2009 and the first quarter of 2010, the Company’s reporting units were comprised of Retail, Commercial, Commercial Real Estate, Household Lending, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit. However, the implied fair value of goodwill applicable to the Household Lending, Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. $677 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. The decline in fair value of these reporting units was significantly influenced by the current economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter of 2009.

No events have occurred nor circumstances changed since the annual testing of the Company’s goodwill on September 30, 2009 that caused re-testing of goodwill during the first quarter of 2010.

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31 are as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands) (Unaudited)	Retail and Commercial	Wholesale	Corporate and Investment Banking	Household Lending	Mortgage	Wealth and Investment Management	Total
Balance, January 1, 2009	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$7,043,503
Intersegment transfers	125,580	(522,548)	223,307	451,915	(278,254)	-	-
Goodwill impairment	(299,241)	-	-	(451,915)	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	12,722	12,722
Purchase price adjustments	535	-	-	-	-	3,827	4,362

Balance, March 31, 2009	$5,738,864	$-	$223,307	$-	$-	$347,260	$6,309,431

Balance, January 1, 2010	5,738,803	-	223,307	-	-	356,968	6,319,078
Inlign contingent consideration	-	-	-	-	-	3,465	3,465
Purchase price adjustments	-	-	-	-	-	335	335

Balance, March 31, 2010	$5,738,803	$-	$223,307	$-	$-	$360,768	$6,322,878

Changes in the carrying amounts of other intangible assets for three months ended March 31 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangibles	MSRs Amortized Cost	MSRs Fair Value	Other	Total
Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(11,881)	(67,467)	-	(4,108)	(83,456)
MSRs originated	-	-	146,290	-	146,290
MSRs impairment recovery	-	31,298	-	-	31,298
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	(9,054)	-	(9,054)
Other changes in fair value [2]	-	-	(16,744)	-	(16,744)
Cymric purchase price adjustment	-	-	-	(428)	(428)

Balance, March 31, 2009	$133,430	$586,501	$308,296	$75,106	$1,103,333

Balance, January 1, 2010	$104,240	$603,821	$935,561	$67,677	$1,711,299
Designated at fair value (transfers from amortized cost)	-	(603,821)	603,821	-	-
Amortization	(9,774)	-	-	(3,412)	(13,186)
MSRs originated	-	-	66,300	-	66,300
Changes in fair value
Due to fair value election	-	-	144,634	-	144,634
Due to changes in inputs or assumptions [1]	-	-	(44,776)	-	(44,776)
Other changes in fair value [2]	-	-	(64,352)	-	(64,352)

Balance, March 31, 2010	$94,466	$-	$1,641,188	$64,265	$1,799,919

1 Primarily reflects changes in discount rates and prepayment speed assumptions due to changes in interest rates.

2 Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

The Company elected to create a second class of MSRs effective January 1, 2009. This new class of MSRs is reported at fair value and is being actively hedged as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The transfer of MSRs from LOCOM to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008. At December 31, 2009, MSRs associated with loans originated or sold prior to 2008 continued to be accounted for at LOCOM and managed through the Company’s overall asset/liability management process. Effective January 1, 2010, the Company elected to designate all remaining MSRs carried at LOCOM at fair value. Upon designating the remaining MSRs at fair value in January 2010, the Company recognized a cumulative effect increase to retained earnings, net of taxes, of $89 million.

Note 6 - Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets and related Variable Interest Entities

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Prior to January 1, 2010, interests that were held by the Company in transferred financial assets, excluding servicing and collateral management rights, were generally recorded as securities AFS or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and were subsequently remeasured at fair value. In accordance with the new accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of future transfers of assets that satisfy the conditions to be reported as a sale, the Company will derecognize the transferred assets and recognize at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS, as well as servicing rights retained and guarantee liabilities incurred. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion of the Company’s fair value methodologies.

Notes to Consolidated Financial Statements (Unaudited)-Continued

When evaluating transfers and other transactions with VIEs for consolidation under the newly adopted VIE consolidation guidance, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in the transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in the entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines that it does not have power over the significant activities of the VIE, an analysis of the economics of the VIE is not necessary. If it is determined that the Company does have power over the significant activities of the VIE, the Company must determine if it also has an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to the VIE.

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. For the three months ended March 31, 2010 and 2009, the Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $85 million and $226 million, respectively. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of March 31, 2010, the fair value of securities received totaled $218 million, of which $214 million was classified as securities AFS and $4 million was classified as trading assets. Securities AFS of $63 million relate to senior and subordinate securities retained from a 2003 securitization of prime fixed and floating rate loans. Subordinate level securities from this securitization of $22 million were valued by the Company using a discounted cash flow model based on historical performance. The Company analyzed two adverse changes in each of the key assumptions used to value these securities, which includes base case assumptions for CPR of 13% – 15%, expected credit losses of 0.77% – 0.91%, and yields ranging from 7% - 450%. These assumptions are either unchanged or slightly improved compared to the December 31, 2009 assumptions. At March 31, 2010, a 20% adverse change in the CPR and in credit loss assumptions would result in a decline in the fair value of the securities of less than $1 million, while a 20% increase in the assumed discount rate resulted in a decline in the fair value of the securities of approximately $1 million. In addition, the Company, as servicer, holds optional redemption rights on the underlying collateral at such time that the collateral pool reaches 10% of the original pool balance. At March 31, 2010, the portfolio balance was approximately 13% of the original pool balance.

The remaining $155 million of securities retained from securitizations of residential mortgage loans are interests from 2007 securitizations of prime jumbo fixed rate mortgage loans as well as securitizations of adjustable rate loans. The Company owns portions of senior and subordinate retained interests from these securitizations. As discussed in Note 13, “Fair Value Measurement and Election”, the Company was able to price the majority of these securities at March 31, 2010, using a third party pricing service. Retained interests of approximately $12 million not priced using a third party pricing service were valued using a discounted cash flow model. The Company analyzed two adverse changes in each of the key assumptions used to value these securities, which includes base case assumptions for CPR of 12% – 16%, expected credit losses of 2.5% – 15.8%, and yields ranging from 14% – 30%. These assumptions are either unchanged or slightly improved compared to the December 31, 2009 assumptions. The result of a 20% adverse change in the CPR, a 20% adverse change in credit loss assumptions, and a 20% increase in the assumed discount rate each resulted in a decline in the fair value of the securities of less than $1 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company evaluated these securitization transactions for consolidation under the newly adopted VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not retain power over the securitization as a result of these restraints; therefore, an analysis of the economics of the securitization is not necessary. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of January 1, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization transactions. No events occurred during the three months ended March 31, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization transactions. Total assets as of March 31, 2010 and December 31, 2009 of the unconsolidated trusts in which the Company has a VI are $750 million and $780 million, respectively.

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties. Due to the uncertainty around its repurchase obligations, the Company’s maximum exposure to loss cannot be reasonably estimated.

Separately, the Company has accrued $76 million and $36 million as of March 31, 2010 and December 31, 2009 for contingent losses related to certain of its representations and warranties made in connection with other previous transfers. The Company did not repurchase any of these previously transferred loans during the three months ended March 31, 2010 or 2009.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. During the three months ended March 31, 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of approximately $17 million. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company expects that it will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. In conjunction with the transfer of the loans, the Company provided commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $322 million at December 31, 2009. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $16 million on the facilities during the year ended December 31, 2009. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that is recorded on the Company’s Consolidated Balance Sheets. This event did not modify the Company’s sale accounting treatment or conclusion that it is not the primary beneficiary of these VIEs. In addition, no other events have occurred during the three months ended March 31, 2010 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs.

Beginning January 1, 2010, upon adoption of the new VIE consolidation guidance, the Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. Accordingly, on January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities, after the impacts of the intercompany elimination of this senior interest. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had no impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within loans held for sale at fair value and the debt is included with long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 13, “Fair Value Measurement and Election”, to the Consolidated Financial Statements for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. During the three months ended March 31, 2009, the Company recognized losses of $7 million which represented the complete write off of the preference shares in certain of the VIEs due to the continued deterioration in the performance of the collateral in those vehicles. The Company does not expect to receive any significant cash distributions on those preference shares in the foreseeable future; therefore, the carrying value of the Company’s investment in the preference shares was zero as of March 31, 2010 and December 31, 2009. The Company has no ongoing involvement with these vehicles other than the fees that it receives as a result of managing the assets of these vehicles. These fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss) and totaled approximately $3 million for the three months ended March 31, 2010 and 2009. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. These subordinate fees are not expected to be significant. The total assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were approximately $2.2 billion and $2.2 billion, respectively, at March 31, 2010 and $2.3 billion and $2.2 billion, respectively, at December 31, 2009. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the three months ended March 31, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization transactions.

Student Loans

In 2006, the Company completed a securitization of government guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the corresponding residual interest in the SPE. The residual interest represents the Company’s maximum exposure to loss as a result of its involvement with the VIE and is classified within trading assets on the Company’s Consolidated Balance Sheets. The fair value of the residual interest at both March 31, 2010 and December 31, 2009 was less than $25 million. The key assumptions and inputs used by the Company in valuing this retained interest include prepayment speeds and the discount rate. The Company did not significantly modify the assumptions used to value the retained interest at March 31, 2010 from the assumptions used to value the retained interest at December 31, 2009. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The total assets and liabilities of this VIE that were not included in the Company’s Consolidated Balance Sheets were approximately $516 million and $510 million, respectively, at March 31, 2010 and $532 million and $522 million, respectively, at December 31, 2009. The Company is not obligated to provide any support to this entity, nor has it previously provided support to this entity. All of the student loans that were securitized are U.S. government guaranteed student loans. As such, the Company has agreed to service each loan consistent with the guidelines determined by the applicable government agencies. Accordingly, the Company believes that it does not have the power to direct activities that most significantly impact the economic performance of the VIE that holds these student loans, and it is therefore not the primary beneficiary of the VIE under the new VIE consolidation guidance. No events occurred during the three months ended March 31, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of this VIE.

Notes to Consolidated Financial Statements (Unaudited)-Continued

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition of assets from Three Pillars and the ARS transactions discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements. During 2009, the Company sold its senior interest related to the acquisition of assets from Three Pillars. The Company continues to hold, at March 31, 2010, senior interests related to the ARS purchases.

The Company did not significantly modify the assumptions used to value the retained interest at March 31, 2010 from the assumptions used to value the interest at December 31, 2009. The Company analyzed the impact on the fair values of two adverse changes from the key assumptions. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change without the securities incurring a loss. In addition, while all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 24 years on a weighted average basis. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to be 14% over LIBOR. A 20% adverse change in the assumed discount rate results in a decline of approximately $4 million in the fair value of these securities.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at March 31, 2010 and December 31, 2009 was limited to (i) the current senior interests held in trading securities, which had a fair value of $26 million, and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which had a total fair value of approximately $2 million. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion at March 31, 2010 and December 31, 2009. The Company determined that it was not the primary beneficiary of any of these VIEs under the new VIE consolidation guidance, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the three months ended March 31, 2010 that called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three months ended March 31:

	Three Months Ended March 31, 2010
(Dollars in thousands) (Unaudited)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$14,346	$899	$2,924	$397	$18,566
Servicing or management fees	1,069	3,952	191	-	5,212

	Three Months Ended March 31, 2009
(Dollars in thousands) (Unaudited)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$26,127	$394	$338	$439	$27,298
Servicing or management fees	1,336	2,983	204	-	4,523

Notes to Consolidated Financial Statements (Unaudited)-Continued

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of March 31, 2010 and December 31, 2009, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for three months ended March 31, 2010 and 2009 are as follows:

	Principal Balance		Past Due		Net Charge-offs
(Dollars in millions) (Unaudited)	March 31,	December 31,	March 31,	December 31,	For the Three Months Ended
					March 31,
	2010	2009	2010	2009	2010	2009
Type of loan:
Commercial	$33,394	$32,494	$396	$508	$96	$132
Residential mortgage and home equity	46,481	46,743	3,715	4,065	574	339
Commercial real estate and construction	21,018	21,721	2,086	1,902	94	83
Consumer	12,046	11,649	446	428	29	40
Credit card	1,040	1,068	17	-	28	16

Total loan portfolio	113,979	113,675	6,660	6,903	821	610
Managed securitized loans
Commercial	3,272	3,460	55	64	-	7
Residential mortgage	1,421	1,482	132	123	11	9
Other	496	506	26	25	-	-

Total managed loans	$119,168	$119,123	$6,873	$7,115	$832	$626

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $128.1 billion and $127.8 billion at March 31, 2010 and December 31, 2009, respectively. Related servicing fees received by the Company during the three months ended March 31, 2010 and 2009 were $92 million and $76 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. Previously, the Company maintained two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which were reported at fair value, and MSRs related to loans sold before January 1, 2008, which were reported at amortized cost, net of any allowance for impairment losses. Beginning January 1, 2010, the Company elected to account for all MSRs at fair value. See Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements for the rollforward of MSRs. As of December 31, 2009, the Company had established MSRs valuation allowances of $7 million. No permanent impairment losses were recorded against the allowance for MSRs carried at amortized cost during the year ended December 31, 2009.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2010 and 2009, was $99 million, and $82 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

As of March 31, 2010 and December 31, 2009, the total unpaid principal balance of mortgage loans serviced was $178.1 billion and $178.9 billion, respectively. Included in these amounts were $146.1 billion and $146.7 billion as of March 31, 2010 and December 31, 2009, respectively, of loans serviced for third parties.

Notes to Consolidated Financial Statements (Unaudited)-Continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of March 31, 2010 and December 31, 2009, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are as follows:

	March 31, 2010	December 31, 2009
(Dollars in millions) (Unaudited)	Fair Value	Fair Value	Lower of Cost or Market
Fair value of retained MSRs	$1,641	$936	$749

Prepayment rate assumption (annual)	15%	10%	17%
Decline in fair value of 10% adverse change	$62	$30	$30
Decline in fair value of 20% adverse change	119	58	58
Discount rate (annual)	11%	10%	12%
Decline in fair value of 10% adverse change	$63	$39	$27
Decline in fair value of 20% adverse change	121	75	51
Weighted-average life (in years)	5.86	7.50	4.84
Weighted-average coupon	5.67	5.24	6.11

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

Other Variable Interest Entities

In addition to the Company’s involvement with certain VIEs, which is discussed herein under “Certain Transfers of Financial Assets and related Variable Interest Entities”, the Company also has involvement with VIEs from other business activities.

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients by issuing CP.

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. Previously, Three Pillars had issued a subordinated note to a third party, which would have absorbed the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The outstanding and committed amounts of the subordinated note were $20 million at December 31, 2009 and no losses had been incurred through December 31, 2009. In January 2010, Three Pillars repaid and extinguished the subordinated note in full. In accordance with the provisions of the new VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. No losses on any of Three Pillars’ assets were incurred during the three months ended March 31, 2010.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of approximately $15 million and $18 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company’s Consolidated Balance Sheets reflected approximately $1.5 billion of secured loans held by Three Pillars, which are included within commercial loans, and $317 million of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in a transition adjustment of less than $1 million, which is presented as “Adoption of VIE consolidation guidance” on the Company’s Consolidated Statements of Shareholders’ Equity.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Funding commitments extended by Three Pillars to its customers totaled $3.5 billion at March 31, 2010, almost all of which renew annually. At December 31, 2009, Three Pillars had $1.8 billion of assets not included on the Company’s consolidated balance sheet and funding commitments and outstanding receivables totaled $3.7 billion and $1.7 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 53% and 20%, respectively, of the outstanding commitments, as of March 31, 2010, compared to 50% and 18%, respectively, as of December 31, 2009. Total assets supporting outstanding commitments have a weighted average life of 1.12 years and 1.25 years at March 31, 2010 and December 31, 2009, respectively.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the three months ended March 31, 2010 and 2009, there were no write-downs of Three Pillars’ assets.

At March 31, 2010, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 10.7 days and maturities through May 14, 2010. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments now eliminate in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $3.6 billion as of March 31, 2010, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. Prior to consolidation, the Company had $3.8 billion and $371 million, respectively, of liquidity facilities and other credit enhancements outstanding as of December 31, 2009. The Company did not recognize any liability on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of March 31, 2010 or December 31, 2009, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these commitments during the three months ended March 31, 2010 or 2009.

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business. The Company had unwound prior transactions during 2009, such that no such transactions were outstanding at December 31, 2009. However, during the three months ended March 31, 2010, the Company began to execute new TRS transactions.

Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS between the VIEs and the Company hedge the Company’s exposure to the TRS with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying assets change. There is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Prior to January 1, 2010, the Company had concluded it was not the primary beneficiary of the VIEs, as the VIEs were designed for the benefit of the third parties. Specifically, the third parties had implicit VIs in the VIEs via their TRS contracts with the Company, whereby these third parties absorbed the majority of the expected losses and were entitled to the majority of the expected residual returns of the VIEs. The Company has considered the new VIE consolidation guidance with respect to the new VIEs established subsequent to January 1, 2010. Specifically, the Company has evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. Based on this evaluation, the Company has determined that it is not the primary beneficiary of the VIEs, as the design of the TRS business results in the Company having limited power to direct the significant activities of the VIEs. The purpose and design of a VIE are key components of a consolidation analysis and any power should be analyzed based on the substance of that power relative to other facts and circumstances. As discussed herein, the VIEs would not exist if the Company did not enter into the TRS contracts with the third parties.

At March 31, 2010, the Company had $399 million in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets; the carrying values and fair values of the senior financing arrangements are the same. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $395 million at March 31, 2010 and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At March 31, 2010, the fair values of these TRS assets and liabilities were $12 million and $11 million, respectively. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support that it was not contractually obligated to for the three months ended March 31, 2010. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments” to the Consolidated Financial Statements.

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs when it does not own 100% of the entity because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. Accordingly, the Company’s general partner, limited partner, and/or debt interests are VIs that the Company evaluates for purposes of determining whether the Company is the primary beneficiary. During 2010 and 2009, the Company did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.

For some partnerships, the Company operates strictly as a general partner and, as such, has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and are responsible for funding construction and operating deficits. As of March 31, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $11 million and $14 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million and $3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of March 31, 2010 and December 31, 2009. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2010 and 2009, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of entity that most significantly impact the entity’s economic performance. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provide guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of approximately $1.1 billion and $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. These limited partner interests had carrying values of $216 million and $218 million at March 31, 2010 and December 31, 2009, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $468 million at March 31, 2010 and December 31, 2009. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $227 million and $219 million of loans issued by the Company to the limited partnerships at March 31, 2010 and December 31, 2009, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When the Company owns both the limited partner and general partner or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of March 31, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $418 million and $425 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $107 million and $209 million, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on the impact of impairment charges on affordable housing partnership investments recorded during 2009.

Registered and Unregistered Funds Advised by RidgeWorth

RidgeWorth, a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are voting interest entities or VIEs, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. In February 2010, the FASB issued guidance that defers the application of the new VIE consolidation guidance for investment funds meeting certain criteria. All of the registered and unregistered Funds advised by RidgeWorth meet the scope exception criteria and thus are not evaluated for consolidation under the new guidance. Accordingly, the Company continues to apply the consolidation guidance in effect prior to the issuance of the new guidance to interests in funds that qualify for the deferral. Further, funds that were determined to be VIEs under the previous accounting guidance and are still considered VIEs under the new accounting guidance are required to comply with the new disclosure requirements.

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. Payment on fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of March 31, 2010 and December 31, 2009 were $3.1 billion and $3.3 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds and did not provide any support, contractual or otherwise, to the Funds during the periods ended March 31, 2010 and December 31, 2009.

Note 7 – Loss Per Share

Net loss is the same in the calculation of basic and diluted loss per average common share. Equivalent shares of 32 million and 33 million related to common stock options and common stock warrants outstanding as of March 31, 2010 and 2009, respectively, were excluded from the computations of diluted loss per average common share because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2010 and 2009 is included below. For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be antidilutive. Additionally, included below is a reconciliation of net loss to net loss available to common shareholders.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31
(In thousands, except per share data) (Unaudited)	2010	2009
Net loss	($160,814)	($815,167)
Series A preferred dividends	(1,726)	(5,000)
U.S. Treasury preferred dividends and accretion of discount	(66,605)	(66,279)
Dividends and undistributed earnings allocated to unvested shares	(39)	11,065

Net loss available to common shareholders	($229,184)	($875,381)

Average basic common shares	494,871	351,352
Effect of dilutive securities:
Stock options	908	-
Restricted stock	2,459	545

Average diluted common shares	498,238	351,897

Loss per average common share - diluted	($0.46)	($2.49)

Loss per average common share - basic	($0.46)	($2.49)

Note 8 - Income Taxes

The provision for income taxes was a benefit of $194 million and $151 million for the three months ended March 31, 2010 and 2009, respectively, representing effective tax rates of (54.7%) and (15.6%), respectively, during those periods. The Company calculated the benefit for income taxes for the three months ended March 31, 2010 and 2009 based on the discrete methodology using actual year-to-date results. The Company moved from an insignificant net deferred tax asset at December 31, 2009 to a net deferred tax liability at March 31, 2010 after the carryback of the 2009 federal net operating loss.

As of March 31, 2010, the Company’s gross cumulative UTBs amounted to $106 million, of which $71 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative UTBs amounted to $161 million. The reduction in UTBs was primarily attributable to the settlement of an examination by a taxing authority and the related payments and reversal of the liability. Additionally, the Company recognized a gross liability of $31 million and $39 million for interest related to its UTBs as of March 31, 2010 and December 31, 2009, respectively. Interest related to UTBs was income of approximately $5 million for the three months ended March 31, 2010, compared to an expense of approximately $8 million, for the same period in 2009. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by up to $18 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in various state jurisdictions. As of March 31, 2010, the Company’s federal returns through 2006 have been examined by the IRS. All issues have been resolved for tax years through 2004. Only one issue remains in dispute for tax years 2005 and 2006. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 9 - Employee Benefit Plans

The Company sponsors various short and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash plan, and salary shares. Certain employees received long-term deferred cash awards which are subject to a three year vesting requirement. The accrued liability related to these deferred cash grants was $34 million and $28 million as of March 31, 2010 and December 31, 2009, respectively.

An important new compensation development that had the characteristics of both base salary and equity emerged as part of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. This compensation development became known as salary shares. Specifically, the Interim Rule prohibits the payment of short-term incentives (annual bonus) and stock options to the Senior Executive Officers and to the next 20 most highly compensated employees. Effective January 1, 2010, the Company chose to use the salary share concept because it is specifically authorized by EESA to address the constraints on the annual cash bonus and equity awards; and the Company believes it is necessary that it use this approach to remain competitive and to minimize the risk of talent flight to other companies with whom it competes. Specifically, the Company will pay additional base salary amounts in the form of stock (salary shares) to the NEOs and other employees who are among the next 20 most highly-compensated

Notes to Consolidated Financial Statements (Unaudited)-Continued

employees. The Company will do this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units will not include any rights to receive dividends or dividend equivalents. As required by EESA, each salary share will be non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period. As a result, the NEO is at risk for the value of our stock price until the stock unit is settled. The stock units will be settled in cash; one half on March 31, 2011 and one half on March 31, 2012, unless settled earlier due to the executive’s death. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of March 31, 2010, the accrual related to salary shares is $2 million.

Stock-Based Compensation

The weighted average fair values of options granted during the first three months of 2010 and 2009 were $12.75 per share and $4.73 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
(Unaudited)	2010	2009
Dividend yield	0.17%	4.42%
Expected stock price volatility	56.23	84.20
Risk-free interest rate (weighted average)	2.84	1.99
Expected life of options	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock
(Dollars in thousands except per share data) (Unaudited)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2010	17,661,216	$9.06 - $150.45	$53.17	4,770,172	$59,161	$37.02
Granted	1,163,138	22.69 - 23.70	23.53	892,965	20,354	22.80
Exercised/vested	-	-	-	(1,035,574)	-	72.77
Cancelled/expired/forfeited	(319,000)	22.75 - 79.73	59.08	(56,503)	(1,846)	32.68
Amortization of restricted stock compensation	-	-	-	-	(12,268)	-

Balance, March 31, 2010	18,505,354	$9.06 - $150.45	$51.20	4,571,060	$65,401	$26.20

Exercisable, March 31, 2010	12,324,920		$65.97

Available for additional grant, March 31, 2010 [1]	7,189,953

[1]	Includes 3,637,785 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at March 31, 2010:

(Dollars in thousands except per share data) (Unaudited)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at March 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value

$9.06 to $49.46	5,634,618	$16.07	8.53	$69,783	454,384	$45.52	2.31	$31
$49.47 to $64.57	4,821,757	56.44	2.10	-	4,821,757	56.44	2.10	-
$64.58 to $150.45	8,048,979	72.66	4.69	-	7,048,779	73.81	4.23	-

	18,505,354	$51.20	5.18	$69,783	12,324,920	$65.97	3.33	$31

Notes to Consolidated Financial Statements (Unaudited)-Continued

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2010	2009
Stock-based compensation expense:
Stock options	$3,609	$2,913
Restricted stock	12,268	20,283

Total stock-based compensation expense	$15,877	$23,196

The recognized stock-based compensation tax benefit amounted to $6 million and $9 million for the three months ended March 31, 2010 and 2009, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first quarter of 2010. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 8.00% for 2010.

Anticipated employer contributions/benefit payments for 2010 are $12 million for the Supplemental Retirement Benefit plans. For the first quarter of 2010, the actual contributions/benefit payments totaled $3 million.

SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the first quarter of 2010. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2010 in the amount of $2 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 6.75% for 2010.

	Three Months Ended March 31
	2010		2009
(Dollars in thousands) (Unaudited)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$17,331	$-	$18,856	$73
Interest cost	32,007	2,436	30,063	2,803
Expected return on plan assets	(45,723)	(1,806)	(37,558)	(1,758)
Amortization of prior service cost	(2,792)	(95)	(2,721)	(390)
Recognized net actuarial loss	15,027	245	32,456	4,648

Net periodic benefit cost	$15,850	$780	$41,096	$5,376

During March 2010, a comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The effect of the Acts on the Company’s Other Postretirement Benefits obligation and cost depends on finalization of related regulatory requirements; however, the impact is not expected to be material. The Company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 10 - Derivative Financial Instruments

The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market or credit risks, either economically or in accordance with the hedge accounting provisions. The Company may also enter into derivatives, on a limited basis, in consideration of trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in OCI, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA; depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of March 31, 2010, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.7 billion, representing the net of $2.5 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.8 billion that the Company holds in relation to these gain positions. As of December 31, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.8 billion, representing the net of $2.5 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions.

The Company adjusted the fair value of its net derivative asset position for estimates of counterparty credit risk by approximately $21 million and $25 million as of March 31, 2010 and December 31, 2009, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on quantification of counterparty credit risk.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, of the Company’s total derivative liability positions, approximately $1.3 billion in fair value, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At March 31, 2010, the Bank carried senior long-term debt ratings of BBB+/A1 from two of the major ratings agencies. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a fair value of approximately $23 million at March 31, 2010, against which the Bank had posted collateral of approximately $10 million; ATEs do not exist at lower ratings levels. At March 31, 2010, approximately $1.2 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted approximately $1.1 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of approximately $627 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $19 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

The table below presents the Company’s derivative positions at March 31, 2010. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2010. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written component and a purchased component (such as a collar), the notional amount of each component is presented separately, with the purchased component being presented as an Asset Derivative and the written component being presented as a Liability Derivative. The fair value of each combination of options is presented with the purchased component if the combined fair value of the components is positive, and with the written component if the combined fair value is negative.

	Asset Derivatives				Liability Derivatives
(Dollars in thousands) (Unaudited)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$21,460	Trading liabilities	$1,546,752		$-
Interest rate contracts hedging:
Floating rate loans	Trading assets	16,350,000		832,026		-		-

Total		17,896,752		853,486		1,546,752		-

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	3,223,085		230,347	Trading liabilities	295,000		13,121
Corporate bonds and loans		-		-	Trading liabilities	44,575		3,536
MSRs	Other assets	8,910,000		50,315	Other liabilities	6,520,000		26,028
LHFS, IRLCs, LHFI-FV	Other assets	5,076,192	[3]	13,365	Other liabilities	1,982,843		7,054
Trading activity	Trading assets	109,775,247	[1]	3,434,455	Trading liabilities	88,287,718		3,306,993

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,094,810		29,050	Trading liabilities	507,124		146,142
Trading activity	Trading assets	1,754,169		88,058	Trading liabilities	1,938,991		90,477

Credit contracts covering:
Loans	Trading assets	125,000		461	Trading liabilities	175,750		2,581
Trading activity	Trading assets	556,237	[2]	16,350	Trading liabilities	540,501	[2]	13,717

Equity contracts - Trading activity	Trading assets	3,722,363	[1]	481,543	Trading liabilities	6,919,091		660,945

Other contracts:
IRLCs and other	Other assets	3,412,603		32,682	Other liabilities	736,600	[4]	42,132	[4]
Trading activity	Trading assets	73,535		6,712	Trading liabilities	86,245		6,781

Total		137,723,241		4,383,338		108,034,438		4,319,507

Total derivatives		$155,619,993		$5,236,824		$109,581,190		$4,319,507

1 Amounts include $21.8 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $2 million and $10 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $1.6 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4 Includes a $40 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at December 31, 2009.

	Asset Derivatives				Liability Derivatives
(Dollars in thousands) (Unaudited)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$-	Trading liabilities	$1,546,752		$45,866
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,550,000		865,391	Trading liabilities	3,000,000		22,202

Total		17,096,752		865,391		4,546,752		68,068

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	3,223,085		200,183	Trading liabilities	295,000		10,335
Corporate bonds and loans		-		-	Trading liabilities	47,568		4,002
MSRs	Other assets	3,715,000		61,719	Other liabilities	3,810,000		57,048
LHFS, IRLCs, LHFI-FV	Other assets	7,461,935	[3]	75,071	Other liabilities	1,425,858		20,056
Trading activity	Trading assets	94,139,597	[1]	3,289,667	Trading liabilities	83,483,088		3,242,861

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,164,169		96,143	Trading liabilities	656,498		144,203
Trading activity	Trading assets	2,059,097		107,065	Trading liabilities	2,020,240		96,266

Credit contracts covering:
Loans	Trading assets	115,000		771	Trading liabilities	240,750		4,051
Trading activity	Trading assets	170,044	[2]	6,344	Trading liabilities	156,139	[2]	3,837

Equity contracts - Trading activity	Trading assets	3,344,875	[1]	446,355	Trading liabilities	6,907,657		672,221

Other contracts:
IRLCs and other	Other assets	1,870,040		13,482	Other liabilities	1,560,337	[4]	48,134	[4]
Trading activity	Trading assets	39,117		7,095	Trading liabilities	51,546		6,929

Total		117,301,959		4,303,895		100,654,681		4,309,943

Total derivatives		$134,398,711		$5,169,286		$105,201,433		$4,378,011

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

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2010 and 2009 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2010
(Dollars in thousands) (Unaudited) Derivatives in cash flow hedging relationships	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	$60,589
Interest rate contracts hedging:
Floating rate loans	288,051	Interest and fees on loans	$126,873

Total	$348,640		$126,873

(Dollars in thousands) (Unaudited) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended March 31, 2010
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	$45,421
Corporate bonds and loans	Trading account profits/(losses) and commissions	(732)
MSRs	Mortgage servicing related income	76,344
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(69,834)
Trading activity	Trading account profits/(losses) and commissions	29,803

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	(95,631)
Trading activity	Trading account profits/(losses) and commissions	6,964

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(343)
Trading activity	Trading account profits/(losses) and commissions	382

Equity contracts - trading activity	Trading account profits/(losses) and commissions	6,804

Other contracts:
IRLCs	Mortgage production related income	92,156
Trading activity	Trading account profits/(losses) and commissions	22

Total		$91,356

1 During the three months ended March 31, 2010, the Company reclassified $29 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Three Months Ended March 31, 2009
(Dollars in thousands) (Unaudited) Derivatives in SFAS No. 133 cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging the following:
Securities available for sale	$9,982		$-
Interest rate contracts hedging the following:
Floating rate loans	53,049	Interest and fees on loans	109,031
Floating rate certificates of deposits	(821)	Interest on deposits	(22,988)
Floating rate debt	(15)	Interest on long-term debt	(1,333)

Total	$62,195		$84,710

(Dollars in thousands) (Unaudited) Derivatives not designated as hedging instruments under SFAS No. 133	Classification of gain/(loss) Recognized in Income on Derivative	Amount of gain/(loss) Recognized in Income on Derivatives for the three months ended March 31, 2009
Interest rate contracts hedging the following:
Fixed rate public debt	Trading account profits and commissions	($27,944)
Corporate bond holdings	Trading account profits and commissions	2,410
Loans	Trading account profits and commissions	(5)
MSRs	Mortgage servicing income	61,211
LHFS, IRLCs, LHFI-FV	Mortgage production income	(106,631)
N/A - Trading activity	Trading account profits and commissions	11,195

Foreign exchange rate contracts hedging the following:
Foreign-denominated debt	Trading account profits and commissions	(79,189)
Commercial loans	Trading account profits and commissions	450
N/A - Trading activity	Trading account profits and commissions	35,119

Credit contracts hedging the following:
Loans	Trading account profits and commissions	(2,761)
Other	Trading account profits and commissions	7,868

Other contracts:
IRLCs	Mortgage production income	277,622
Other	Trading account profits and commissions	33
Trading activity	Trading account profits and commissions	33,538

Total		$212,916

1 During the quarter ending March 31, 2009, the Company also reclassified $8.4 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships under SFAS No. 133 that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivative instruments and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits and commissions.

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of March 31, 2010, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at March 31, 2010, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2010 and 2009, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2010, the written CDS had remaining terms of approximately nine months to five years. The maximum guarantees outstanding at March 31, 2010 and December 31, 2009, as measured by the gross notional amounts of written CDS, were $118 million and $130 million, respectively. At March 31, 2010 and December 31, 2009, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $170 million and $185 million, respectively. The fair values of the written CDS were $1 million and $2 million at March 31, 2010 and December 31, 2009, respectively, and the fair values of the purchased CDS were $1 million and $4 million at March 31, 2010, and December 31, 2009, respectively.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At March 31, 2010, the remaining terms on these risk participations generally ranged from four months to eight years, with a weighted average on the maximum estimated exposure of 3.0 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $91 million and $83 million at March 31, 2010 and December 31, 2009, respectively. The fair values of the written swap participations were de minimis at March 31, 2010 and December 31, 2009. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. The Company temporarily suspended this business and unwound its positions as of December 31, 2009 without incurring losses. Trading resumed during 2010 and at March 31, 2010, there were $395 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative assets and liabilities were $12 million and $11 million at March 31, 2010, respectively, and related collateral held at March 31, 2010 was $156 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At March 31, 2010, the Company’s only outstanding interest rate hedging relationships involve interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. The maximum range of hedge maturities for hedges of floating rate loans is approximately one to five years, with the weighted average being approximately 3.7 years. Ineffectiveness on these hedges was de minimis during the three months ended March 31, 2010. As of March 31, 2010, $358 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns approximately 22.9 million Coke common shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur in approximately six and a half and seven years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. Ineffectiveness was de minimis during the three months ended March 31, 2009, but the Company did recognize approximately $7 million of ineffectiveness during the three months ended March 31, 2010, which was recorded in trading account profits and commissions. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Economic Hedging and Trading Activities

In addition to designated hedging relationships, the Company also enters into derivatives as an end user as a risk management tool to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.

The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. The economic hedging activities are accomplished by entering into individual derivatives or by using derivatives on a macro basis, and generally accomplish the Company’s goal of mitigating the targeted risk. To the extent that specific derivatives are associated with specific hedged items, the notional amounts, fair values, and gains/(losses) on the derivatives are illustrated in the tables in this footnote.

•	The Company utilizes interest rate derivatives to mitigate exposures from various instruments.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

¡

The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of derivatives, including MBS forward and option contracts, and interest rate swap and swaption contracts. At January 1, 2010, the Company elected fair value for MSRs previously accounted for at LOCOM which resulted in an increase in associated hedging activity during the current year.

¡

The Company enters into MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage LHFS, and mortgage loans held for investment reported at fair value.

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged with cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recorded within trading account profits and commissions.

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its Corporate and Investment Banking line of business.

•

Trading activity, in the tables in this footnote, primarily includes interest rate swaps, equity derivatives, CDS, futures, options and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Note 11 - Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2010, approximately $14.6 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At March 31, 2010, the total loss exposure ceded to the Company was approximately $638 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $287 million. Of this amount, $284 million of losses have been reserved for as of March 31, 2010, reducing the Company’s net remaining loss exposure to $3 million. Future reported losses may exceed $3 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $11 million and $13 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively, are reported as part of noninterest income. The related provision for losses, which totaled $9 million and $70 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively, is reported as part of noninterest expense.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The reserve for estimated losses incurred under its reinsurance contracts totaled $284 million at March 31, 2010 and $285 million at December 31, 2009. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2010. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. Since 2008, Visa has funded $4.8 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted.

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $40 million recorded as of March 31, 2010 and December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, the maximum potential amount of the Company’s obligation was $7.9 billion and $8.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $119 million and $131 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2010 and December 31, 2009, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

STM maintains a liability for this loss contingency, which is initially based on the estimated fair value of the Company’s contingency at the time loans are sold and the guarantee liability is created. Subsequently, STM estimates losses that have been incurred and increases the liability if estimated incurred losses exceed the guarantee liability. As of March 31, 2010 and December 31, 2009, the liability for contingent losses related to sold loans totaled $210 million and $200 million, respectively. STM also maintains a liability for contingent losses related to MSR sales, which totaled $2 million and $3 million as of March 31, 2010 and December 31, 2009, respectively.

The unpaid principal balance related to investor demands resolved by either reimbursing the investor for losses incurred or repurchasing the loan during the three months ended March 31, 2010 and 2009, totaled $204 million and $71 million, respectively. As of March 31, 2010 and December 31, 2009, the carrying value of outstanding repurchased nonperforming mortgage loans, exclusive of any allowance for loan losses, totaled $190 million and $146 million, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities; whereas arrangements entered into subsequent to that date are recorded as liabilities. The potential obligation associated with these arrangements was approximately $6 million and $13 million as of March 31, 2010 and December 31, 2009, respectively, of which $4 million was recorded as liabilities representing the fair value of the contingent payments as of March 31, 2010 and December 31, 2009. If required, these contingent payments will be payable at various times over the next five years.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three month periods ended March 31, 2010 and March 31, 2009, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of March 31, 2010, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of March 31, 2010, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $39 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of March 31, 2010 and December 31, 2009, $9 million was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2010, the Company owned $46.5 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $3.4 billion of residential construction loans, representing 3% of total loans, and an additional $14.8 billion in commitments to extend credit on home equity loans and $10.2 billion in mortgage loan commitments. At December 31, 2009, the Company had $46.7 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $3.8 billion of residential construction loans, representing 3% of total loans and an additional $15.2 billion in commitments to extend credit on home equity loans and $12.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high LTV loans, and low initial interest rate loans. As of March 31, 2010, the Company owned $14.9 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.5 billion of those loans had combined original LTV ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $3.0 billion of amortizing loans with combined original LTV ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $513 million and $572 million as of March 31, 2010 and December 31, 2009, respectively.

Note 13 - Fair Value Measurement and Election

The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, level 2 or level 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and financial liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain loans and LHFS, MSRs and certain issuances of fixed rate debt.

In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value also enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. In cases where the Company believed that fair value was more representative of the results of its activities, the Company elected to carry certain financial instruments at fair value, as discussed further herein.

The classification of an instrument as level 3 versus level 2 involves judgment and is based on a variety of subjective factors. A market is considered “inactive” if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price.

Beginning January 1, 2010, the Company changed its policy for recording transfers into and out of the fair value hierarchy levels in response to amended U.S. GAAP. All such transfers are now assumed to be as of the end of the quarter in which the transfer occurred, whereas, previously, the Company assumed transfers into levels to occur at the beginning of a period and transfers out of levels to occur at the end of a period. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recurring Fair Value Measurements

		Fair Value Measurements at March 31, 2010 Using
(Dollars in thousands) (Unaudited)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury securities	$856,962	$856,962	$-	$-
Federal agency securities	418,466	-	418,466	-
U.S. states and political subdivisions	209,501	-	202,773	6,728
Residential mortgage-backed securities - agency	159,547	-	159,547	-
Residential mortgage-backed securities - private	5,288	-	-	5,288
Collateralized debt obligations	158,252	-	-	158,252
Corporate and other debt securities	530,742	-	530,742	-
Commercial paper	44,704	-	44,704	-
Asset-backed securities	50,908	-	282	50,626
Equity securities	250,375	23	105,093	145,259
Derivative contracts	2,628,972	146,250	2,461,262	21,460
Trading loans	724,387	-	724,387	-

Total trading assets	6,038,104	1,003,235	4,647,256	387,613

Securities available for sale
U.S. Treasury securities	5,205,500	5,205,500	-	-
Federal agency securities	2,001,249	-	2,001,249	-
U.S. states and political subdivisions	915,774	-	784,764	131,010
Residential mortgage-backed securities - agency	13,710,908	-	13,710,908	-
Residential mortgage-backed securities - private	369,206	-	-	369,206
Corporate and other debt securities	509,158	-	504,608	4,550
Asset-backed securities	1,003,799	-	895,886	107,913
Common stock of The Coca-Cola Company	1,650,000	1,650,000	-	-
Other equity securities [3]	872,935	197	167,940	704,798

Total securities available for sale	26,238,529	6,855,697	18,065,355	1,317,477

Loans held for sale
Residential loans	2,330,681	-	2,178,919	151,762
Corporate and other loans	320,299	-	310,899	9,400
Loans	420,484	-	-	420,484
Other intangible assets [2]	1,641,188	-	-	1,641,188
Other assets [1]	96,362	-	63,679	32,683

Liabilities
Trading liabilities
U.S. Treasury securities	1,348,719	1,348,719	-	-
Federal agency securities	3,813	-	3,813	-
Corporate and other debt securities	161,307	-	161,307	-
Equity securities	248	248	-	-
Derivative contracts	1,732,803	81,895	1,650,908	-

Total trading liabilities	3,246,890	1,430,862	1,816,028	-

Brokered deposits	1,241,806	-	1,241,806	-
Long-term debt	3,944,137	-	3,944,137	-
Other liabilities [1]	75,214	-	33,082	42,132

1 These amounts include IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

2 This amount includes MSRs carried at fair value.

3 Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $360 million of Federal Reserve Bank stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands) (Unaudited)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury and federal agencies	$1,150,323	$498,781	$651,542	$-
U.S. states and political subdivisions	58,520	-	51,119	7,401
Residential mortgage-backed securities - agency	94,164	-	94,164	-
Residential mortgage-backed securities - private	13,889	-	-	13,889
Collateralized debt obligations	174,886	-	-	174,886
Corporate debt securities	464,684	-	464,684	-
Commercial paper	639	-	639	-
Other debt securities	25,886	-	1,183	24,703
Equity securities	163,053	1,049	11,260	150,744
Derivative contracts	2,610,288	102,520	2,507,768	-
Other	223,606	-	205,136	18,470

Total trading assets	4,979,938	602,350	3,987,495	390,093

Securities available for sale
U.S. Treasury and federal agencies	7,914,111	5,176,525	2,737,586	-
U.S. states and political subdivisions	945,057	-	812,949	132,108
Residential mortgage-backed securities - agency	15,916,077	-	15,916,077	-
Residential mortgage-backed securities - private	407,228	-	-	407,228
Other debt securities	797,403	-	719,449	77,954
Common stock of The Coca-Cola Company	1,710,000	1,710,000	-	-
Other equity securities [3]	787,166	182	82,187	704,797

Total securities available for sale	28,477,042	6,886,707	20,268,248	1,322,087

Loans held for sale	2,923,375	-	2,771,890	151,485
Loans	448,720	-	-	448,720
Other intangible assets [2]	935,561	-	-	935,561
Other assets [1]	150,272	-	136,790	13,482

Liabilities
Brokered deposits	1,260,505	-	1,260,505	-
Trading liabilities	2,188,923	259,103	1,883,954	45,866
Long-term debt	3,585,892	-	3,585,892	-
Other liabilities [1]	125,239	-	77,105	48,134

[1] These amounts include IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

[2] This amount includes MSRs carried at fair value.

[3] Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $360 million of Federal Reserve Bank stock stated at par value.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands) (Unaudited)	Aggregate Fair Value March 31, 2010	Aggregate Unpaid Principal Balance under FVO March 31, 2010	Fair Value Over/(Under) Unpaid Principal

Trading assets	$724,387	$704,981	$19,406
Loans	390,994	441,569	(50,575)
Past due loans of 90 days or more	353	694	(341)
Nonaccrual loans	29,137	54,988	(25,851)
Loans held for sale	2,598,356	2,588,358	9,998
Past due loans of 90 days or more	1,806	2,242	(436)
Nonaccrual loans	50,818	110,992	(60,174)
Brokered deposits	1,241,806	1,264,894	(23,088)
Long-term debt	3,944,137	3,902,259	41,878

(Dollars in thousands) (Unaudited)	Aggregate Fair Value December 31, 2009	Aggregate Unpaid Principal Balance under FVO December 31, 2009	Fair Value Over/(Under) Unpaid Principal

Trading assets	$286,544	$261,693	$24,851
Loans	397,764	453,751	(55,987)
Past due loans of 90 days or more	4,697	8,358	(3,661)
Nonaccrual loans	46,259	83,396	(37,137)
Loans held for sale	2,889,111	2,874,578	14,533
Past due loans of 90 days or more	3,288	4,929	(1,641)
Nonaccrual loans	30,976	52,019	(21,043)
Brokered deposits	1,260,505	1,319,901	(59,396)
Long-term debt	3,585,892	3,613,085	(27,193)

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables present the change in fair value during the three months ended March 31, 2010 and 2009 of financial instruments for which the FVO has been elected.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2010, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands) (Unaudited)	Trading Account Profits/(losses) and Commissions	Mortgage Production Related Income[2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	$898	$-	$-	$898
Loans held for sale	10,711	92,194	-	102,905
Loans, net	(107)	(362)	-	(469)
Other intangible assets	-	3,864	(109,128)	(105,264)

Liabilities
Brokered deposits	(30,790)	-	-	(30,790)
Long-term debt	(85,553)	-	-	(85,553)

[1] Changes in fair value for the quarter ended March 31, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

[2] For the quarter ended March 31, 2010, income related to LHFS, includes $62 million related to MSRs recognized upon the sale of loans reported at fair value. For the quarter ended March 31, 2010, income related to other intangible assets includes $4 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands) (Unaudited)	Trading Account Profits and Commissions	Mortgage Production Related Income[2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	($155)	$-	$-	($155)
Loans held for sale	-	287,198	-	287,198
Loans	1,859	(5,129)	-	(3,270)
Other intangible assets	-	4,572	(25,798)	(21,226)

Liabilities
Brokered deposits	17,452	-	-	17,452
Long-term debt	168,666	-	-	168,666

[1] Changes in fair value for the three months ended March 31, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

[2] For the three months ended March 31, 2009, income related to LHFS, net includes $142 million related to MSRs recognized upon the sale of loans reported at fair value. For the three months ended March 31, 2009, income related to other intangible assets includes $5 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or level 3 that are measured at fair value on a recurring basis, based on the class as determined by the nature and risks of the instrument.

Trading Assets and Securities Available for Sale

Federal agency securities

The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, the FHFA and other agencies, or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. In the case of securities issued by GSEs such as Fannie Mae, Freddie Mac, and FHLB, the obligations are not guaranteed by the U.S. government; however, the GSEs are AAA rated and may be required to maintain such rating through its agency agreement. In certain instances, the U.S. Treasury owns the senior preferred stock of these enterprises and has made a commitment under that stock purchase agreement to provide these GSEs with funds to maintain a positive net worth. The majority of Federal agency securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments that are trading in the markets as the basis for its estimates of fair value and, as such, the Company appropriately classifies these instruments as level 2. For SBA instruments, the Company estimates fair value based on pricing from observable trading activity for similar securities or obtains fair values from a third party pricing service; accordingly, the Company has also classified these instruments as level 2. These SBA instruments were transferred out of level 3 during the second quarter of 2009. The Company began to observe marginal increases in the volume and level of observable trading activity during the first quarter of 2009 and significant increases in such activity during the second quarter of 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data.

Notes to Consolidated Financial Statements (Unaudited)-Continued

U.S. states and political subdivisions

The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. The majority of these obligations are priced by an independent pricing service using pricing observed on trades of similar bonds and, therefore, are classified as level 2 in the fair value hierarchy.

Level 3 municipal securities are primarily ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS or trading securities. The Company’s securities AFS and trading securities relating to municipal ARS at March 31, 2010 totaled $83 million and $7 million, respectively. These securities were valued using comparisons to similar ARS securities for which auctions are currently successful and/or to longer term, non-ARS securities issued by similar municipalities. The Company also looks at the relative strength of the municipality and makes appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS continue to operate successfully, ARS owned by the Company at March 31, 2010 continue to be classified as level 3 as they are those ARS in which the auctions continue to fail and, therefore, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continues to price the ARS below par.

Level 3 AFS municipal bond securities also include approximately $48 million of bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. In order to estimate pricing on these securities, the Company utilizes a third party municipal bond yield curve for the lowest investment grade bonds (BBB rated) and prices each bond based on the yield associated with that maturity.

Residential mortgage-backed securities – agency

RMBS – agency include pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. These securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments that are trading in the market as the basis for its estimates of fair value and, as such, the Company appropriately classifies these instruments as level 2.

Residential mortgage-backed securities – private

RMBS – private includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the quarter ended March 31, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify private RMBS as level 3, as the Company believes that this third party pricing relies on a significant amount of unobservable assumptions.

Certain vintages of private RMBS have suffered from deterioration in credit quality leading to downgrades. At March 31, 2010, the Company’s private RMBS contained approximately $306 million and $5 million of 2006 to 2007 vintage securities AFS and trading securities, respectively, and approximately $63 million of 2003 vintage securities AFS. All but a de minimis amount of the 2006 to 2007 vintage securities AFS and trading securities had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment grade ratings at the time of origination or purchase. The 2006 to 2007 vintage collateral is primarily comprised of prime jumbo fixed and floating rate loans. The 2003 vintage securities are interests retained from a securitization of prime first-lien fixed and floating rate loans and are primarily all investment grade rated, with the exception of a small amount of support bonds. The majority of these securities have maintained their original ratings, with a small amount of upgrades and only one bond downgraded since inception of the deal. Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private RMBS during the three months ended March 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Collateralized debt obligations

The Company’s investments in SIVs comprise the majority of the Company’s CDOs, along with senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The Company had approximately $133 million and $149 million in SIV investments at March 31, 2010 and December 31, 2009, respectively. One SIV investment totaling $25 million matured and was paid in full, resulting in a gain of $5 million during the three months ended March 31, 2010. Two of the remaining three SIV investments totaling $129 million are in receivership at March 31, 2010. The Company’s trust preferred securitization interests totaled $26 million at March 31, 2010 and December 31, 2009. Because secondary market trading is not observable for any of these instruments and market data is generally not available for significant assumptions that would be used to estimate fair values, the Company has appropriately classified these instruments as level 3 within the fair value hierarchy.

To estimate the fair values of the SIV investments that are under receivership, the Company developed an internal model using cusip-specific information where the inputs are based on the best market information available. In addition, the Company has applied a liquidity discount to recognize the illiquid and unique nature of these investments, which was based on historical spreads between the estimated internal value and transaction prices for those investments the Company has been able to sell or settle. For the more liquid securities, such as corporate securities, the Company is able to use pricing from independent pricing services; however, for most of the tranches, fair values are estimated based on the most relevant market data available, such as vintage, rating, structure and monoline insurance wraps. In addition to individual security valuations, the fair values of the SIV investments include a cash component, which represents cash that the SIVs have received on the underlying assets prior to distribution.

CDOs related to trust preferred ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities. The significant decrease in the volume and level of activity in these markets has necessitated the use of significant unobservable inputs into the Company’s valuations. The auctions for these ARS continue to fail and, therefore, actual trades are not available to corroborate pricing estimates. There are also no comparable or relevant indices for regional trust preferred collateral or CDOs, nor is indicative broker pricing or third party pricing available. The Company does have visibility into the underlying collateral in the CDOs and, therefore, can model expected cash flows using estimated discount rates based on pricing and/or spread levels seen on trades of similarly structured securities for valuation purposes.

Corporate and other debt securities

Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations. These securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments, or in some cases the same instruments, that are trading in the markets as the basis for its estimates of fair value. Because the Company does not have direct access to the pricing service’s valuation sources, the Company has determined that classification of these instruments as level 2 is appropriate.

Commercial paper

From time to time, the Company trades third party CP that is generally short-term in nature (less than 30 days) and highly rated (A-1/P-1). The Company estimates the fair value of the CP that it trades based on observable pricing from executed trades of similar instruments.

Asset-backed securities

Level 2 ABS includes $896 million of securities AFS that are collateralized by 2009 and 2010 vintage third party securitizations of auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions are used in pricing the auto loan ABS and, therefore, the Company classifies these bonds as level 2.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Level 3 AFS ABS includes interests in third party securitizations of auto loans, home equity lines of credit that are vintage 2006 and prior, and ARS collateralized by student loans. Level 3 trading ABS includes the Company’s retained interest in a student loan securitization and ARS collateralized by student loans. These ARS have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a 97% guarantee of principal and interest by U.S. government agencies. The Company utilizes a pricing matrix to value the student loan ABS for which base pricing is determined by market trades and bids for similar senior-level securities. Valuations are adjusted up or down from the base pricing matrix based on timing of the issuer’s ability to refinance, a security’s subordination level in the structure and/or perceived risk of the issuer as determined by ratings or total leverage of the trust.

Generally, the Company attempts to obtain pricing for these level 3 securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the valuations or used to validate outputs from the Company’s own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets for the specific securities, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the three months ended March 31, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify certain ABS as level 3, as the Company believes that pricing relies on a significant amount of unobservable assumptions.

Equity securities

Level 2 equity securities, both trading and AFS, consist primarily of MMMFs that trade at a $1 net asset value, which is considered the fair market value of those fund shares.

Level 3 equity securities classified as trading include nonmarketable preferred shares in municipal funds issued as ARS that the Company has purchased since the auction rate market began failing in February 2008. These ARS have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Valuation of these shares is based on the level of issuer redemptions at par that have occurred as well as discussions with the dealer community. During the three months ended March 31, 2010, approximately $13 million of the fund shares were redeemed by the issuer at face value resulting in a gain of $2 million. Due to the continued redemptions of these shares, the Company increased its estimated fair value at March 31, 2010 from its December 31, 2009 estimated fair value, resulting in an unrealized gain of $5 million at March 31, 2010.

Level 3 equity securities classified as securities AFS include, as of March 31, 2010, $343 million of FHLB stock and $360 million of Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. As discussed in Note 3, “Securities Available for Sale”, the Company accounts for the stock based on the industry guidance, which requires these investments to be carried at cost and evaluated for impairment based on the ultimate recovery of par value.

Derivative contracts (trading assets or trading liabilities)

With the exception of one derivative contract discussed herein and certain instruments discussed under ‘Other assets/liabilities, net’ that qualify as derivative instruments, the Company’s derivative instruments are level 1 or level 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available.

The Company’s level 2 instruments are predominantly standard over-the-counter swaps, options and forwards, with underlying market variables of interest rates, foreign exchange, equity and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model will be driven by the type of contract: for option-based products, the Company will use an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates or credit. As such, the Company uses market-based assumptions for all of it significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of approximately six and a half and seven years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At March 31, 2010 and December 31, 2009, The Agreements’ fair value was in an asset position of approximately $21 million and a liability position of approximately $46 million.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position have been incurred.

See Note 10, “Derivative Financial Instruments”, to the Consolidated Financial Statements, for additional information on the Company’s derivative contracts.

Trading loans

The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made in connection with the Company’s TRS business (see Note 10, “Derivative Financial Instruments”, to the Consolidated Financial Statements for further discussion of this business), (ii) loans backed by the SBA and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2 within the fair value hierarchy, due to the market data that the Company uses in its estimates of fair value.

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At March 31, 2010, the Company had approximately $399 million of such short-term loans carried at fair value and none were outstanding at December 31, 2009.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities”, except for their legal form. In both cases, the Company trades instruments that are 97% guaranteed by the U.S. government and has sufficient observable trading activity upon which to base its estimates of fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third-party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments within the fair value hierarchy, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At March 31, 2010 and December 31, 2009, approximately $323 million and $287 million, respectively, of loans related to the Company’s trading business were outstanding.

Loans and Loans Held for Sale

Residential loans

Current U.S. GAAP generally does not require loans to be measured at fair value on a recurring basis, but does provide for an election to do so. As such, in the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chose to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.

Level 2 loans held for sale are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk. Level 3 loans are primarily non-agency residential mortgage loans held for investment or LHFS for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the loans.

During the three months ended March 31, 2010, the Company transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale as the Company intends to sell these loans during the second quarter of 2010. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the portfolio was carried at fair value. As a result, the incremental charge-off recorded upon transfer to held for sale primarily related to recording the amortized cost loans at the lower of cost or market. These nonperforming loans are classified as level 3 instruments and were valued at a discount of the estimated underlying collateral value consistent with how current investors are valuing such loans. In applying this methodology, the underlying collateral value was determined through broker price opinions and the discounts applied to the broker price opinions were based on market indications received from an independent third party broker that had analyzed these loans. There were no similar transfers during the three months ended March 31, 2009.

As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2009 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended March 31, 2010 and 2009, the Company recognized losses in the Consolidated Statements of Income/(Loss) of approximately $5 million and $9 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Corporate and other loans

As discussed in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and in order to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a fairer presentation of the general market activity for the loans.

Level 3 loans include $11 million of loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral.

Other Intangible Assets

Other intangible assets that the Company records at fair value are the Company’s MSR assets. As further discussed in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, beginning January 1, 2010, the Company elected to account for all MSRs at fair value. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

Other Assets/Liabilities, net

The Company’s other assets/liabilities that are carried at fair value on a recurring basis include IRLCs that satisfy the criteria to be treated as derivative financial instruments, derivative financial instruments that are used by the Company to economically hedge certain loans and MSRs, and the derivative that the Company obtained as a result of its sale of Visa Class B shares.

The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. Beginning in the first quarter of 2008, servicing value was included in the fair value of IRLCs in accordance with changes in accounting guidance. The fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.

During the three months ended March 31, 2010, the Company transferred $67 million of IRLCs out of level 3 as the associated loans were closed.

The Company is exposed to interest rate risk associated with MSRs, IRLCs, mortgage LHFS, and mortgage loans held for investment reported at fair value. The Company hedges these exposures with a combination of derivatives, including MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options. The Company estimates the fair values of such derivative instruments consistent with the methodologies discussed herein under “Derivative contracts” and accordingly these derivatives are considered to be level 2 instruments.

During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability was classified as a level 3 instrument. See Note 11, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Liabilities

Trading liabilities

Trading liabilities are primarily comprised of derivative contracts, but also include various contracts involving U.S. Treasury securities, Federal agency securities and corporate debt securities that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Securities Available for Sale”.

Brokered deposits

The Company has elected to measure certain CDs at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that may or may not be clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value in order to remove the mixed attribute accounting model for the single debt instrument or to better align the economics of the CDs with the Company’s risk management strategies. Prior to 2009, the Company had elected to carry substantially all newly-issued CDs at fair value; however, in 2009, given the continued dislocation in the credit markets, the Company evaluated, on an instrument by instrument basis, whether a new issuance would be carried at fair value.

The Company has classified these CDs as level 2 instruments due to the Company’s ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach to the host debt component of the CD, based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For the embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under “Derivative contracts”.

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized a loss of approximately $16 million for the three months ended March 31, 2010, and a gain of approximately $11 million for the three months ended March 31, 2009, due to changes in its own credit spread on its brokered deposits carried at fair value.

Long-term debt

The Company has elected to carry at fair value certain fixed rate debt issuances of public debt in which it has entered into derivative financial instruments that economically converted the interest rate on the debt from fixed to floating. The election to fair value the debt is made in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.

The publicly-issued, fixed rate debt that the Company has elected to carry at fair value is valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. In addition, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt was level 2.

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized a loss of approximately $80 million for the three months ended March 31, 2010, and a gain of approximately $93 million for the three months ended March 31, 2009, due to changes in its own credit spread on its public debt carried at fair value.

The Company also carries approximately $285 million of issued securities contained in a CLO that have been consolidated under newly issue accounting guidance at fair value in order to recognize the nonrecourse nature of these liabilities to the Company (see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for a discussion of this consolidation). Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other loans”.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements):

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands) (Unaudited)	Ending balance December 31, 2009	Reclassifications	Beginning balance January 1, 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Transfers into Level 3[7]	Transfers out of Level 3[7]	Fair value March 31, 2010	Change in unrealized gains/ (losses) included in earnings for the three months ended March 31, 2010 related to financial assets still held at March 31, 2010

Assets
Trading assets
U.S. states and political subdivisions	$7,401	$-	$7,401	$127	[5]	$-		($800)	$-	$-	$-	$6,728	($374)
Residential mortgage-backed securities - private	13,889	(7,426)	6,463	215		-		(1,390)	-	-	-	5,288	(31)
Collateralized debt obligations	174,886	55	174,941	10,403	[5]	-		(27,092)	-	-	-	158,252	5,403
Corporate and other debt securities	24,703	(24,703)	-	-		-		-	-	-	-	-	-
Asset-backed securities	-	50,544	50,544	3,906	[5]	-		(3,824)	-	-	-	50,626	2,872
Equity securities	150,744	-	150,744	6,334	[5]	-		(11,819)	-	-	-	145,259	4,789
Derivative contracts	-	-	-	6,737		14,723	[6]	-	-	-	-	21,460	-
Other	18,470	(18,470)	-	-		-		-	-	-	-	-	-

Total trading assets	390,093	-	390,093	27,722	[1]	14,723		(44,925)	-	-	-	387,613	12,659	[1]

Securities available for sale
U.S. states and political subdivisions	132,108	-	132,108	88	[5]	(141)		(1,045)	-	-	-	131,010	-
Residential mortgage-backed securities - private	407,228	(29,145)	378,083	(1,061)		17,077		(24,893)	-	-	-	369,206	(1,061)
Corporate and other debt securities	77,954	(73,404)	4,550	-		-		-	-	-	-	4,550	-
Asset-backed securities	-	102,549	102,549	550	[5]	(8,200)		13,014	-	-	-	107,913	-
Other equity securities [8]	704,797	-	704,797	-		1		-	-	-	-	704,798	-

Total securities available for sale	1,322,087	-	1,322,087	(423)	[2]	8,737		(12,924)	-	-	-	1,317,477	(1,061)	[2]

Loans held for sale	151,485	(151,485)	-	-		-		-	-	-	-	-	-
Residential loans	-	142,085	142,085	(718)	[3]	-		(19,066)	10,165	19,597	(301)	151,762	(7,706)	[3]
Corporate and other loans	-	9,400	9,400	-		-		-	-	-	-	9,400	-
Loans	448,720	-	448,720	(469)	[4]	-		(13,197)	(13,213)	-	(1,357)	420,484	1,883	[4]
Other assets/(liabilities), net	(34,652)	-	(34,652)	92,156	[3]	-		-	(66,953)	-	-	(9,449)	-

Liabilities
Trading liabilities
Derivative contracts	(45,866)	-	(45,866)	-		45,866	[6]	-	-	-	-	-	-

1 Amounts included in earnings are recorded in trading account profits/(losses) and commissions.

2 Amounts included in earnings are recorded in net securities gains/(losses).

3 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production related income. The mark on these loans is included in trading account profits and commissions.

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

7 All transfers between fair value hierarchy levels are treated as occurring at the end of the period.

8 Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $360 million of Federal Reserve Bank stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands) (Unaudited)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt
Beginning balance January 1, 2009	$1,391,385		$1,489,604		$487,445		$270,342		($3,496,261)
Total gains/(losses) (realized/unrealized):
Included in earnings	(39,224)	[1,5]	4,774	[2,5]	(4,125)	[3]	(3,270)	[4]	143,861	[1]
Included in other comprehensive income	9,982	[6]	(28,269)		-		-		-
Purchases and issuances	130,001		129,083		-		22		-
Settlements	-		(150,842)		-		-		-
Sales	(78,602)		-		(8,310)		-		-
Paydowns and maturities	(37,320)		(63,741)		(27,021)		(14,932)		-
Loan foreclosures transferred to other real estate owned	-		-		(1,099)		(9,969)		-
Level 3 transfers, net	-		3,136		6,000		-		-

Ending balance March 31, 2009	$1,376,222		$1,383,745	[7]	$452,890		$242,193		($3,352,400)

The amount of total gains/(losses) for the three months ended March 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	($18,891)	[1]	$-	[2]	($8,712)	[3]	($6,292)	[4]	$143,861	[1]

[1]  Amounts included in earnings are recorded in trading account profits and commissions.

[2]  Amounts included in earnings are recorded in net securities gains/(losses).

[3]  Amounts included in earnings are recorded in mortgage production related income.

[4]  Amounts are generally included in mortgage production income except $1.9 million in the three month period ended March 31, 2009, related to loans acquired in the GB&T acquisition. The mark on the loans is included in trading account profits and commissions.

[5]  Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.

[6]  Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]  Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $360 million of Federal Reserve Bank stock stated at par value.

Non-recurring Fair Value Measurements

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs, nor does it include information related to the goodwill impairment charge recorded during the first quarter of 2009 which is discussed in Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements. The Company’s economic hedging activities for LHFS and MSRs are deployed at the portfolio level.

	Fair Value Measurement at March 31, 2010, Using
(Dollars in thousands) (Unaudited)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale	$484,493	$-	$235,880	$248,613	($32,959)
OREO	627,639	-	472,665	154,974	(114,044)
Loans	170,119	-	-	170,119	(32,736)
Other Assets	180,666	-	104,194	76,472	-

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at December 31, 2009, Using
(Dollars in thousands) (Unaudited)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale	$1,339,324	$-	$1,173,310	$166,014	($48,204)
MSRs	23,342	-	-	23,342	(6,718)
OREO	619,621	-	495,827	123,794	(110,458)
Affordable Housing	395,213	-	-	395,213	-
Loans	96,062	-	96,062	-	(15,607)
Other Assets	143,600	-	60,852	82,748	-

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or level 3 that are measured at fair value on a non-recurring basis, based on the class as determined by the nature and risks of the instrument. The valuation techniques used for the MSRs accounted for at amortized cost during 2009 are the same as those previously discussed in the Recurring Fair Value Measurement section of this footnote.

Loans Held for Sale

Level 2 LHFS consist primarily of agency-conforming, residential mortgage loans and corporate loans that are accounted for at the lower of cost or fair value. Level 3 LHFS consist of non-agency residential mortgage LHFS for which there is little or no secondary market activity and leases held for sale. These loans are valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. Leases held for sale are valued using internal estimates which incorporate market data when available. Due to the lack of current market data for comparable leases, these assets are considered level 3.

During the three months ended March 31, 2010, the Company transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale as the Company intends to sell these loans during the second quarter of 2010. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the portfolio was carried at fair value. As a result, the incremental charge-off recorded upon transfer to held for sale primarily related to recording the amortized cost loans at the lower of cost or market. These nonperforming loans are now classified as level 3 instruments. The methodology used to price these loans is described in the Recurring Fair Value Measurement section of this footnote. There were no similar transfers during the three months ended March 31, 2009.

OREO

OREO is measured at the lower of cost or the fair value, less cost to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which current property-specific values are not available. The Company values these properties using a pooled approach.

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During 2009, the Company recorded impairment charges of $47 million on its consolidated affordable housing partnership investments. No impairment was recorded during the three months ended March 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Loans

Loans consist primarily of nonperforming commercial real estate loans for which specific reserves have been recorded. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates of the underlying collateral incorporating market data when available. Due to the lack of market data for similar assets, these loans are considered level 3.

Other Assets

Other assets consists of equity partner investments, structured leasing products, other repossessed assets and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these investments of $2 million and $22 million, respectively.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recorded at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these assets of $2 million and $4 million, respectively.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended March 31, 2010, the Company recorded impairment charges attributable to these assets of $6 million. No impairment was recorded during 2009.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three months ended March 31, 2010, the Company recorded a $9 million impairment charge attributable to the fair value of various personal property under operating leases. No impairment was recorded during 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010			December 31, 2009
(Dollars in thousands) (Unaudited)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,309,673	$6,309,673	(a)	$6,997,171	$6,997,171	(a)
Trading assets	6,038,104	6,038,104	(b)	4,979,938	4,979,938	(b)
Securities available for sale	26,238,529	26,238,529	(b)	28,477,042	28,477,042	(b)
Loans held for sale	3,696,990	3,711,577	(c)	4,669,823	4,681,915	(c)
Total loans	113,979,448	113,979,448		113,674,844	113,674,844
Interest/credit adjustment	(3,176,000)	(3,974,250)		(3,120,000)	(4,121,806)

Subtotal	110,803,448	110,005,198	(d)	110,554,844	109,553,038	(d)
Market risk/liquidity adjustment	-	(7,535,595)		-	(7,815,567)

Loans, net	$110,803,448	$102,469,603	(d)	$110,554,844	$101,737,471	(d)

Financial liabilities
Consumer and commercial deposits	$116,143,649	$116,458,949	(e)	$116,303,452	$116,607,808	(e)
Brokered deposits	2,350,846	2,321,158	(f)	4,231,530	4,160,835	(f)
Foreign deposits	254,941	254,941	(f)	1,328,584	1,328,584	(f)
Short-term borrowings	6,340,548	6,321,749	(f)	5,365,368	5,355,625	(f)
Long-term debt	16,531,380	16,000,458	(f)	17,489,516	16,701,653	(f)
Trading liabilities	3,246,890	3,246,890	(b)	2,188,923	2,188,923	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)

Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)

Securities AFS, trading assets, and trading liabilities that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or level 3, refer to the respective valuation discussions within this footnote.

(c)

LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions. Refer to the LHFS section within this footnote for further discussion of the LHFS carried at fair value.

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of approximately 99% and 99% on the loan portfolio’s net carrying value as of March 31, 2010 and December 31, 2009, respectively. The value derived from origination rates likely does not represent an exit price due to the current illiquid market conditions; therefore, an incremental market risk and liquidity discount, was subtracted from the initial value to reflect the illiquid market conditions as of March 31, 2010 and December 31, 2009, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value. The value of long-term customer relationships is not permitted under U.S. GAAP to be included in the estimated fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

(f)

Fair values for foreign deposits, certain brokered deposits, short-term borrowings, and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For brokered deposits and long- term debt that the Company carries at fair value, refer to the respective valuation sections within this footnote.

Note 14 – Contingencies

Litigation and Regulatory Matters

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages often alleged by plaintiffs or claimants are overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. On a case-by-case basis, however, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. It is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition or results of operations. The following is a description of the nature of certain litigation and regulatory matters.

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. As of March 31, 2010, the Company has already purchased approximately $573 million of ARS and is expected to purchase approximately $69 million in additional ARS. As of March 31, 2010, the Company has repurchased approximately 89% of the securities it intended to purchase. The fair value of ARS purchased pursuant to the pending settlement, net of redemptions and calls, is approximately $171 million and $176 million in trading securities and $171 million and $156 million in securities AFS, at December 31, 2009, respectively. The Company has reserved for the remaining probable loss that could be reasonably estimated to be approximately $24 million and $33 million at March 31, 2010 and December 31, 2009, respectively. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The total gain relating to the ARS agreements recognized during the three months ended March 31, 2010 and 2009, was approximately $8 million and $4 million, respectively. These amounts are comprised of trading gains or losses on probable future purchases, trading losses on ARS classified as trading securities that were purchased from investors and, securities gains on calls and redemptions of securities AFS that were purchased from investors. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In re LandAmerica Financial Group, Inc. et al.

Two putative class action lawsuits have been filed against the Company by former customers of LandAmerica 1031 Exchange Services, Inc, (“LES”), a subsidiary of LandAmerica Financial Group, Inc. (“LFG”). The first of these actions, Arthur et al. v. SunTrust Banks, Inc. et al., was filed on January 14, 2009 in the United States District Court for the Southern District of California. The second of these cases, Terry et al. v. SunTrust Banks, Inc. et al., was filed on February 2, 2009 in the Court of Common Pleas, Tenth Judicial Circuit, County of Anderson, South Carolina, and subsequently removed to the United States District Court for the District of South Carolina. On June 12, 2009, the MDL Panel issued a transfer order designating the United States District Court for the District of South Carolina, Anderson Division, as MDL Court for IRS Section 1031 Tax Deferred Exchange Litigation (MDL 2054). Plaintiffs’ allegations in these cases are that LES and certain of its officers caused them to suffer damages in connection with potential 1031 exchange transactions that were pending at the time that LES filed for bankruptcy. Essentially, Plaintiffs’ core allegation is that their damages are the result of breaches of fiduciary and other duties owed to them by LES and others, and fraud and other improper acts committed by LES and certain of its officers, and that the Company is partially or entirely responsible for such damages because it knew or should have known about the alleged wrongdoing and failed to take appropriate steps to stop the same. The Company believes that the allegations and claims made against it in these actions are both factually and legally unsupported, and has filed a motion to dismiss all claims.

In addition, the Company has been made aware that the bankruptcy trustee representing the estates of LFG and LES currently is investigating whether to bring claims against STRH and other entities related to the purchase of auction rate securities by LES through STRH. The total par amount of auction rate securities bought through STRH and held by LES at the time of the collapse of the auction rate market in February 2008 was approximately $152 million. At this time, no legal action has been filed by the trustee. The underlying bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Virginia.

Other ARS Claims

Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through the firms. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities, and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the auction rate securities in question as well as compensatory and punitive damages in unspecified amounts.

Only one putative class action lawsuit relating to auction rate securities has been filed against the Company or its subsidiaries, Martin Zisholtz v. SunTrust Banks, Inc. and SunTrust Robinson Humphrey, Inc. This case was filed in the U.S. District Court for the Northern District of Georgia, and recently was dismissed with prejudice on the Company’s motion.

Data Treasury Corporation v. Wells Fargo & Company et al.

This lawsuit was filed by Data Treasury Corporation (“Data Treasury”) against 56 defendants, including SunTrust Bank and SunTrust Banks, Inc., on February 24, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division. In the lawsuit, Data Treasury contends that the defendants infringed on some or all of six patents generally related to check imaging and check clearing processes. The group of defendants consists of various banks, financial processors, hardware and software vendors, and other service providers operating in the check processing industry. Data Treasury has asserted only two patents against the Company. The Company has denied Data Treasury’s allegations and is defending the case vigorously. Based on expert reports submitted by Data Treasury, the Company believes that Data Treasury intends to claim damages against it at trial of approximately $125 million. While numerous defendants have entered into settlements with Data Treasury, only one actually has gone to trial to date. In that case, which involved a defendant substantially larger than the Company, Data Treasury obtained a verdict in the amount of approximately $27 million. This verdict is the subject of post-trial motions and likely will be appealed by one or both parties. Pursuant to a phased trial schedule, the Company and several other financial institutions currently are scheduled to go to trial in this matter in October 2010.

Interchange and Related Litigation

Card Association Antitrust Litigation

The Company is a defendant, along with Visa U.S.A. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Association (the “Litigation”). For a discussion regarding the Company’s involvement in the Litigation matter, refer to Note 11, “Reinsurance Arrangements and Guarantees – Visa” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In re ATM Fee Antitrust Litigation

The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007 Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motion on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs have since done so, and Defendants’ motion to dismiss this complaint is pending before the Court.

Overdraft Fee Cases

The Company has been named as a defendant in several putative class actions relating to the manner in which it charges overdraft fees to customers. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the United States District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the United States District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the Company’s assessment of overdraft charges to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. Currently pending before the MDL Court are the Company’s Motion to Compel Arbitration and to Stay Action and SunTrust Bank’s Motion for Judgment on the Pleadings. The second of these cases, Bailey v. SunTrust Bank et al. was filed in the Orleans Parish Civil Court, State of Louisiana, and was removed to the United States District Court for the Eastern District of Louisiana on December 22, 2009. Plaintiff asserts claims for violation of the Louisiana Unfair Trade Practices Act, breach of contract, conversion, abuse of right, unjust enrichment, fraud, redhibitory vice, product liability, breach of obligation, and violation of the Expedited Funds Availability Act and its implementing regulations for alleged injuries he suffered as a result of the Company’s assessment of overdraft charges to his deposit account. Plaintiff purports to bring the class action on behalf of “all SunTrust Bank checking account holders whose indebtedness was accelerated by the collection of unwarranted penalty fees, and for transactions despite their account having a sufficient balance of actual funds to cover the transaction, and for transactions negotiated without proper endorsement.” Plaintiff seeks restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. On January 20, 2010, the matter was conditionally transferred to the United States District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036, but on February 26, 2010 that transfer order was vacated by the MDL Panel. On February 18, 2010, Plaintiff filed a Motion for Leave to File Third Amended Individual Complaint and Second Amended Class Complaint, which motion was granted on February 22, 2010. Plaintiff’s Third Amended Complaint alleges claims against the Company for violation of the Louisiana Unfair Trade Practices Act, violation of the Expedited Funds Availability Act and its implementing regulations, and “fault.” Plaintiff alleges that his injuries arise from illegal conduct associated with his purchase and electronic payment for an Apple computer and the assessment of certain overdraft charges to his deposit account. Plaintiff’s Third Amended Complaint adds Apple, Inc. and the Federal Reserve Bank of Atlanta as Defendants. The Third Amended Complaint purports to bring the class action on behalf of two separate classes: (1) all Apple customers who made a purchase through an Apple Symbol at an Apple Retail Store, and were subjected without warning or notification by Apple to an Apple pre-authorization requirement; and (2) all SunTrust customers who were charged an overdraft fee when their SunTrust checking accounts were not overdrawn. Plaintiff seeks injunctive relief, restitution, disgorgement of ill-gotten gains, actual damages, punitive and exemplary damages, pre-judgment interest, attorney’s fees and costs, and other relief deemed equitable by the Court. The Court granted the Company’s motion to compel arbitration on February 24, 2010 and the Company’s motion to compel arbitration remains pending.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In Re SunTrust Banks, Inc. ERISA Litigation

This is a consolidated putative class action case filed by participants in the SunTrust Banks, Inc. 401(k) Plan (“Plan”) concerning the performance of certain investment options available under the Plan. In particular, the consolidated complaint alleges that the Company’s publicly traded stock was an imprudent investment option that should not have been offered by the Plan because of the Company’s alleged exposure to losses related to subprime mortgages. The complaint names the Company, members of the Company’s Board of Directors, the Company’s Benefits Plan Committee, and other members of the Company’s management as defendants, and contends that these defendants breached their fiduciary duties under the Employee Retirement Income security Act of 1974, as amended (ERISA) by offering the Company’s common stock as an investment option in the Plan. The complaint does not quantify the alleged damages that the plaintiffs seek. On December 10, 2009, the Company and the other defendants moved to dismiss the complaint in its entirety. The case is pending in the United States District Court for the Northern District of Georgia, Atlanta Division.

Krinsk v. SunTrust Bank

This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in the United States District Court for the Middle District of Florida as a putative class action, and is currently attempting to have the class certified. The Court dismissed Plaintiff’s first complaint, and she subsequently filed an Amended Complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff’s motion for class certification was due on March 11, 2010. The Company filed its Answer to the Complaint and has opposed class certification.

Lehman Brothers Holdings, Inc. Litigation

Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York.

SunTrust Securities Class Action Litigation

Beginning in May 2009, the Company, STRH, SunTrust Capital IX and officers and directors of the Company and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (TRUPs) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, defendants filed a motion to dismiss the consolidated amended complaint.

The Company and several of its executive officers are named as defendants in putative class action securities litigation pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. These cases were consolidated under the caption Waterford Township General Employees Retirement System v. SunTrust Banks, Inc. et al. As lead plaintiff, the Waterford Township General Employees Retirement System (“Waterford”) filed the Lead Plaintiff’s First Amended Class Action Complaint on December 23, 2009. The plaintiffs assert claims on behalf of a class of persons and entities that purchased or acquired the Company’s stock during the period July 22, 2008 through January 21, 2009, and allege that the defendants engaged in a fraudulent scheme to understate the Company’s allowance for loan and lease loss reserves, its provision for loan losses, and the amount of charge-offs related to its loans. They further allege that the defendants made materially false and misleading statements regarding, among other things, the ALLL, its provision for loan losses, and the amount of charge-offs related to its loans. Waterford seeks certification of the class and an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the Amended Complaint was filed in February 2010; Waterford’s opposition to the motion to dismiss was due on April 26, 2010; and the defendants’ reply is due on May 26, 2010. The Company intends to vigorously defend the claims asserted against it.

Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al.

On August 6, 2009, Riverside National Bank of Florida filed a complaint in the Supreme Court of the State of New York, County of Kings, against STRH, along with several other broker-dealers, portfolio managers, rating agencies and others. On November 13, 2009, the plaintiffs filed a second amended complaint entitled Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al. The complaint alleges claims for common law fraud, negligent misrepresentation, breach of contract and other state law claims relating to the sale of CDOs, backed by trust preferred securities. The complaint alleges that the offering materials for the CDOs were misleading, the trust preferred securities underlying the CDOs were not sufficiently diversified, and the CDOs had inflated and erroneous ratings. As to STRH, the complaint seeks damages in connection with a $7 million senior CDO security that was acquired by Riverside. The complaint alleges that the security has lost over $5 million in value and seeks aggregate damages from all defendants of over $132 million. Defendants filed a motion to dismiss on December 11, 2009. On April 16, 2010, Riverside National Bank of Florida was closed by the Office of the Comptroller of the Currency and the FDIC was named its receiver. A hearing on the motion to dismiss that had been scheduled for May 12, 2010 has been adjourned in response to the FDIC’s request.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Colonial BancGroup Securities Litigation

Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup, Inc. filed for bankruptcy. On September 28, 2009, the defendants filed a motion to dismiss.

Note 15 - Business Segment Reporting

The Company has four business segments used to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management with the remainder in Corporate Other and Treasury.

Retail and Commercial generally serves consumers and businesses with up to $100 million in annual revenue. Retail and Commercial provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, and other fee-based products. The business also serves commercial clients including business banking clients, government/not-for-profit enterprises, as well as commercial and residential developers and investors. Financial products and services offered to business clients include commercial and commercial real estate lending, financial risk management, insurance premium financing, treasury and payment solutions including commercial card services, as well as specialized commercial real estate investments delivered through SunTrust Community Capital. Retail and Commercial also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail and Commercial refers clients to its Wealth and Investment Management, Corporate and Investment Banking, and the Household Lending lines of business.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Institutional Investment Solutions is comprised of Employee Benefit Solutions, Foundations & Endowments Specialty Group, Escrow Services, as well as STIAA. Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified deferred compensation plans. Foundations & Endowments provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Escrow Services targets corporations, governmental entities and attorneys requiring escrow services. STIAA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with varying degrees of ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management and Zevenbergen Capital Investments.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2010
(Dollars in thousands) (Unaudited)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$52,730,573	$27,754,331	$48,833,265	$9,065,101	$32,689,784	$356,093	$171,429,147
Average total liabilities	94,976,058	16,692,114	3,403,043	11,805,171	21,886,415	328,134	149,090,935
Average total equity	-	-	-	-	-	22,338,212	22,338,212

Net interest income	$645,808	$90,395	$199,623	$102,485	$115,669	$17,457	$1,171,437
Fully taxable-equivalent adjustment (FTE)	10,916	16,462	-	4	3,118	1	30,501

Net interest income (FTE)[1]	656,724	106,857	199,623	102,489	118,787	17,458	1,201,938
Provision for credit losses[2]	239,522	37,331	530,946	12,783	19	41,008	861,609

Net interest income after provision for credit losses	417,202	69,526	(331,323)	89,706	118,768	(23,550)	340,329
Noninterest income	318,956	125,669	62,149	185,630	10,508	(4,752)	698,160
Noninterest expense	726,331	133,946	302,410	221,196	(18,509)	(4,831)	1,360,543

Income/(loss) before provision/(benefit) for income taxes	9,827	61,249	(571,584)	54,140	147,785	(23,471)	(322,054)
Provision/(benefit) for income taxes[3]	(17,631)	24,229	(218,173)	20,373	44,105	(16,564)	(163,661)

Net income/(loss) including income attributable to noncontrolling interest	27,458	37,020	(353,411)	33,767	103,680	(6,907)	(158,393)
Net income attributable to noncontrolling interest	-	5	219	(69)	2,266	-	2,421

Net income/(loss)	$27,458	$37,015	($353,630)	$33,836	$101,414	($6,907)	($160,814)

	Three Months Ended March 31, 2009
(Dollars in thousands) (Unaudited)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$57,757,827	$34,824,140	$52,702,299	$9,032,195	$23,837,574	$717,250	$178,871,285
Average total liabilities	88,915,246	15,423,126	3,787,926	10,443,227	38,133,275	(199,422)	156,503,378
Average total equity	-	-	-	-	-	22,367,907	22,367,907

Net interest income	$578,968	$77,081	$217,826	$86,751	$91,330	$10,142	$1,062,098
Fully taxable-equivalent adjustment (FTE)	8,793	18,275	-	4	3,788	(1)	30,859

Net interest income (FTE)[1]	587,761	95,356	217,826	86,755	95,118	10,141	1,092,957
Provision for credit losses[2]	219,031	75,070	306,017	9,798	178	384,004	994,098

Net interest income after provision for credit losses	368,730	20,286	(88,191)	76,957	94,940	(373,863)	98,859
Noninterest income	326,679	159,225	335,363	174,265	129,806	(4,100)	1,121,238
Noninterest expense	1,006,189	151,837	800,151	223,858	(25,792)	(4,220)	2,152,023

Income/(loss) before provision/(benefit) for income taxes	(310,780)	27,674	(552,979)	27,364	250,538	(373,743)	(931,926)
Provision/(benefit) for income taxes[3]	(30,397)	11,049	(56,205)	10,469	86,557	(141,391)	(119,918)

Net income/(loss) including income attributable to noncontrolling interest	(280,383)	16,625	(496,774)	16,895	163,981	(232,352)	(812,008)
Net income attributable to noncontrolling interest	-	-	869	-	2,290	-	3,159

Net income/(loss)	($280,383)	$16,625	($497,643)	$16,895	$161,691	($232,352)	($815,167)

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 16 - Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2010	2009
Comprehensive income:
Net income/(loss)	($160,814)	($815,167)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	39,123	48,968
Change in unrealized gains (losses) on derivatives, net of taxes	121,936	(18,993)
Change related to employee benefit plans	75,157	22,915

Total comprehensive income	$75,402	($762,277)

The components of AOCI were as follows:
(Dollars in thousands) (Unaudited)	March 31 2010	December 31 2009
Unrealized net gain on available for sale securities	$1,199,105	$1,159,982
Unrealized net gain on derivative financial instruments	534,256	412,320
Employee benefit plans	(426,982)	(502,139)

Total accumulated other comprehensive income	$1,306,379	$1,070,163

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding future levels of net interest margin, dividends, charge-offs generally and in the construction, residential mortgage, and residential builder portfolios; future income from service charges, ARS repurchases, OTTI impairment, deposit balances, and loan repurchase requests; future performance of the commercial real estate portfolio, and future realization of deferred tax assets, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part II of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; recent levels of market volatility are unprecedented; we are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; recently enacted legislation, or legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us; we have not yet received permission to repay TARP funds; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; the soundness of other financial institutions could adversely affect us; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; in 2009 and 2010, credit rating agencies downgraded the credit ratings of SunTrust Bank and SunTrust Banks, Inc., and these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).

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

The following analysis of our financial performance for the three months ended March 31, 2010 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2010 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present the following metrics excluding goodwill/intangible impairment charges other than MSRs: total noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average diluted common share. We believe the removal of goodwill/intangible impairment charges other than MSRs is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure allows better comparability with prior periods, as well as with peers in the industry who also provide a similar presentation when applicable. Reconcilements for all non-U.S. GAAP measures are provided on pages 62 through 63.

EXECUTIVE OVERVIEW

The first quarter of 2010 marked a period of cautious optimism about the timing and strength of the economic recovery. As the quarter progressed, additional evidence presented itself to support the belief that the worst recession the country has faced in seventy years was coming to an end. Although economists agree that the recession has ended, the lingering effects of the recession will continue to be felt for some time to come. While the national unemployment rate has eased slightly from 10% at year end, many believe it will remain near 10% for the foreseeable future. Companies continued to exercise restraint in capital spending and workforce increases, and, as a result, claims for unemployment have increased during the last two months of the first quarter and remain at historically elevated levels at quarter end. Unemployment rates within many of our geographic markets continue to exceed 10% and in some areas have increased during the quarter. However, the first quarter also provided some positive trends including an increase in consumer confidence indicators, stabilizing home values, and stock market appreciation during the final two months. Nonetheless, the economy continues to confront significant headwinds from increasing mortgage rates, higher oil prices, and potential for inflationary pressures.

The macro-economic changes during the quarter were influenced by the Federal Reserve, the U.S. government, and other regulatory agencies. The Federal Reserve has slowed the pace of financial support and even started to implement strategies to suspend certain of their actions previously designed to strengthen liquidity and reduce interest rates as a result of the markets now exhibiting increased health and the ability to operate more independently. The Federal Reserve has declared that it will maintain key interest rates at record lows for an extended period of time as long as the economic data supports these low rates, while at the same time they intend to discontinue purchases of agency MBS that began in early 2009 in an effort to support lower mortgage rates. Health reform has been signed into law and financial reform that has the potential to reshape how financial companies operate may potentially follow suit in the coming months. The impact to us of the proposed financial reform bill is presently undeterminable due to the fluidity of the bill as it moves through the legislative process. In addition, the FDIC has recently proposed an overhaul in the method in which it assesses financial institutions that it regulates. While this proposal has the ability to negatively impact us and others within our industry, it is undeterminable at the present time what the absolute impacts will be if a change in the assessment model is adopted.

Continued effects of the recession were the backdrop to our financial performance during the first quarter of 2010. Credit costs remain elevated and revenue remained cyclically soft driven by a decline in noninterest income as a result of lower mortgage production income coupled with mark to market losses on our fair value public debt and trading activities. Further, we continued to see reduced demand for loans as clients have focused on capital preservation and debt reduction and accessed the debt markets in lieu of bank loans. However, as the economy has shown some signs of improvement, so have our results. The most notable sign of improvement was in asset quality which resulted in a significant decrease in credit-related costs as compared to the previous quarter and the first quarter of 2009. As this was the second consecutive quarter of improved charge-off and delinquency rates, we believe this quarter is indicative of potentially improved asset quality trends. In addition, our client-focused strategies, lower-cost deposit mix, and expense management discipline also contributed to encouraging operating trends. Although the state of the economic environment is ultimately out of our control, we are doing a good job of controlling the things we can control. Notable examples of our success include deposit mix and pricing, the impact of asset liability management actions on our margin, and expense management. We are increasingly encouraged by current operating trends and our outlook for the future. While uncertainty remains around the pace and strength of economic recovery, positive asset quality and operating trends give us reason to be optimistic about our performance as 2010 progresses.

Our first quarter results reflected improvements in the economy but reminded us that the lingering effects of the recession remain. During the first quarter of 2010, we realized a net loss available to common shareholders of $229 million, or $0.46 per common share, an improvement of $646 million, or $2.03 per common share, from the same quarter in 2009. Excluding the non-cash goodwill impairment charge from the 2009 results, our net loss available to common shareholders was $160 million, or $0.46 per common share. The net loss during the current quarter was primarily a result of continued elevated credit losses, market valuation losses on our public debt and related hedges carried at fair value, and an increase in mortgage representation and warranty costs. Our net loss available to common shareholders improved 28% from the fourth quarter of 2009.

During the quarter, we were encouraged by our key asset quality metrics. Net charge-offs, allowance for credit losses, and nonperforming assets were stable compared to the fourth quarter of 2009, while nonperforming loans, provision for credit losses, and early stage delinquencies declined. The ALLL increased 16% from March 31, 2009, increasing to 2.80% of total loans, up 59 basis points from a year ago, due to an increase in provisioning as a result of deterioration in the housing market coupled with the decline in total loans. Compared to year end, the ALLL increased just 2%, resulting in the smallest increase over the past five quarters. The provision for loan losses decreased 4% compared to the fourth quarter of 2009 and 12% compared to the prior year. Further, early stage delinquencies declined during the quarter as compared to the prior quarter and it is the fifth consecutive quarter of improvement. The majority of our asset quality issues remained centered in the residential real estate-related portfolios, including residential mortgages, home equity products, and residential construction. Net charge-offs remained flat compared to the fourth quarter of 2009, but increased by $211 million compared to the first quarter of 2009. The increase in net charge-offs from prior year and flat performance compared to the prior quarter was primarily related to actions we took related to residential mortgages, namely the decision to sell a relatively small portfolio of nonperforming loans and the recognition of incremental charge-offs on severely delinquent loans. These combined actions increased net charge-offs by $182 million and reduced nonperforming loans by $342 million. Total nonperforming loans declined by $217 million. Accruing restructured loans increased $267 million from the prior quarter. During the first quarter, we experienced a fourth consecutive quarterly increase in restructured accruing loans, although our total TDR growth has slowed compared to prior quarters as a result of a lower inflow of newly delinquent loans and fewer modifications of more seriously delinquent loans. Of the accruing restructured loans balance at March 31, 2010, 88% are current on principal and interest which indicates this portfolio is performing much closer to a traditional mortgage portfolio than a restructured portfolio. The increase in restructured loans is due to us taking proactive steps to responsibly modify loans in order to mitigate loss exposure related to borrowers experiencing financial difficulty. See additional discussion of credit and asset quality in the “Loans”, “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” sections of this MD&A.

In the first quarter, average loans declined $601 million, or less than 1%, compared to the fourth quarter. Our aggressive effort to reduce exposure to construction lending continued during the quarter, as evidenced by the 14% decline in average quarterly balances versus the previous quarter. While the total average loan balances remained relatively flat during the first quarter compared to year end, the balances have declined 9% since the first quarter of 2009. The majority of the overall decline in loans from the prior year quarter was due to a reduction in the commercial loan category which declined 16% during this time. This reduction is a result of a trend of declining line of credit utilization among our mid-size and larger corporate clients due to improved access to capital markets and lower working capital needs. In addition, our efforts to reduce exposure to construction lending have led to a 45% decline in construction loan balances when compared to the prior year quarter. The decline in the remaining loan categories is primarily due to weak loan demand as a result of the economic environment, which has caused clients to be focused on capital preservation and allocating excess funds for debt reduction. Despite the recent trends, we remain focused on extending credit to qualified borrowers as businesses and consumers work through the economic downturn. New loan originations, commitments, and renewals of commercial and consumer loans were approximately $15 billion during the current quarter.

In the first quarter of 2010, average customer deposits declined $1.9 billion, or 2%. As anticipated, after an extended period of quarterly growth, consumer and commercial deposits declined slightly. However, favorable deposit mix trends continued this quarter with growth in money market balances and a seasonal decrease in higher cost time deposits. We continue to improve client satisfaction and focus on the drivers that build client loyalty by understanding individual preferences and aligning our business model to respond in a fashion that is improving client satisfaction.

Our capital and liquidity remained strong during the quarter, as evidenced by the small increase in our capital ratios. Our Tier 1 common equity ratio remained stable at 7.70% compared to 7.67% at December 31, 2009. Our Tier 1 capital ratio increased to 13.13% from 12.96% at December 31, 2009 and our total capital ratio increased 25 basis points from year end to 16.68% at March 31, 2010. The total average equity to total average assets ratio was 13.03% which was a 17 basis point increase compared to year end. Capital levels declined slightly due to our net loss but the decline in risk-weighted assets offset the decline in capital, reflecting the continued reduction in our overall risk profile. We continue to have substantial available liquidity as the inflows of high quality deposits during 2009 were largely retained in cash and invested in high quality government-backed securities. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

Total revenue remained soft due to lower noninterest income. Total revenue, on an FTE basis, decreased by 14% when compared to the same quarter in the prior year but only 3% when compared to the fourth quarter of 2009. Net interest income, on an FTE basis, increased $109 million, or 10%, compared to the first quarter of 2009 and was flat compared to the prior quarter. The increase in net interest income from the prior year quarter is due to lower deposit pricing and improved funding mix as a result of increased core deposits that facilitated a reduction in higher cost deposits and long-term debt. As a result, our net interest margin increased to 3.32% from 2.87% in the first quarter of 2009 and is up slightly from 3.27% during the fourth quarter of 2009. Noninterest income declined $423 million, or 38%, from the first quarter of 2009, most notably due to record mortgage production income during the first quarter of 2009, as mortgage interest rates were at all-time lows causing tremendous origination and refinancing activity, as well as market valuation gains on our debt carried at fair value compared to market valuation losses in the current quarter. During the first quarter of 2010, we recognized a loss in mortgage production income due to estimated losses recorded related to the potential repurchase of certain mortgage loans that had previously been sold to third parties. Noninterest expense declined $791 million, or 37%, from the first quarter of 2009 primarily as a result of the non-cash goodwill impairment recorded in 2009. When excluding the $751 million non-cash goodwill impairment, noninterest expense declined by $40 million, primarily due to a decrease in credit-related costs in the current quarter compared to the prior year quarter, as well as our vigilance over managing controllable costs. Noninterest expense decreased 6% from the fourth quarter of 2009 primarily due to reduced credit-related costs and less gains on extinguishment of debt. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data)	2010	2009
Summary of Operations
Interest income	$1,573	$1,729
Interest expense	402	667

Net interest income	$1,171	1,062
Provision for credit losses[9]	862	994

Net interest income after provision for credit losses	310	68
Noninterest income	698	1,121
Noninterest expense	1,361	2,152

Loss before provision/(benefit) for income taxes	(353)	(963)
Net income attributable to noncontrolling interest	2	3
Provision/(benefit) for income taxes	(194)	(151)

Net loss	($161)	($815)

Net loss available to common shareholders	($229)	($875)
Net interest income - FTE	$1,202	$1,093
Total revenue - FTE	1,900	2,214
Total revenue - FTE excluding securities (gains)/losses, net [5]	1,898	2,211

Net loss per average common share:
Diluted	(0.46)	(2.49)
Diluted excluding goodwill/intangible impairment charges other than MSRs	(0.46)	(0.46)
Basic	(0.46)	(2.49)
Dividends paid per common share	0.01	0.10
Book value per common share	35.40	46.03
Tangible book value per common share[7]	22.76	28.15
Market price:
High	28.39	30.18
Low	20.16	6.00
Close	26.79	11.74
Selected Average Balances
Total assets	$171,429	$178,871
Earning assets	146,896	154,390
Loans	114,435	125,333
Consumer and commercial deposits	115,084	107,515
Brokered and foreign deposits	3,433	7,417
Total shareholders’ equity	22,338	22,368
Average common shares - diluted (thousands)	494,871	351,352
Average common shares - basic (thousands)	494,871	351,352
Financial Ratios (Annualized)
Return on average total assets	(0.38)%	(1.85)%
Return on average assets less net unrealized securities gains [3]	(0.42)	(1.89)
Return on average common shareholders’ equity	(5.34)	(20.71)
Return on average realized common shareholders’ equity [4]	(5.93)	(22.08)
Net interest margin - FTE	3.32	2.87
Efficiency ratio [1]	71.60	97.19
Tangible efficiency ratio [2]	70.91	62.55
Total average shareholders’ equity to total average assets	13.03	12.51
Tangible equity to tangible assets [6]	9.86	8.85
Capital Adequacy
Tier 1 common equity	7.70%	5.83%
Tier 1 capital	13.13	11.02
Total capital	16.68	14.15
Tier 1 leverage	10.95	10.14

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Net loss	($161)	($815)
Securities (gains)/losses, net of tax	(1)	(2)

Net loss excluding net securities (gains)/losses, net of tax	(162)	(817)
Coke stock dividend, net of tax	(12)	(11)

Net loss excluding net securities (gains)/losses and Coke stock dividend, net of tax	(174)	(828)
Preferred dividends, Series A	(2)	(5)
U.S. Treasury preferred dividends and accretion of discount	(66)	(66)
Dividends and undistributed earnings allocated to unvested shares	-	11

Net loss available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	($242)	($888)

Efficiency ratio [1]	71.60%	97.19%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.69)	(34.64)

Tangible efficiency ratio [2]	70.91%	62.55%

Total average assets	$171,429	$178,871
Average net unrealized securities gains	(1,884)	(1,341)

Average assets less net unrealized securities gains	$169,545	$177,530

Total average common shareholders’ equity	$17,419	$17,144
Average accumulated other comprehensive income	(889)	(824)

Total average realized common shareholders’ equity	$16,530	$16,320

Return on average total assets	(0.38)%	(1.85)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.04)	(0.04)

Return on average total assets less net unrealized securities gains [3]	(0.42)%	(1.89)%

Return on average common shareholders’ equity	(5.34)%	(20.71)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.59)	(1.37)

Return on average realized common shareholders’ equity [4]	(5.93)%	(22.08)%

Net interest income	$1,171	$1,062
FTE adjustment	31	31

Net interest income - FTE	1,202	1,093
Noninterest income	698	1,121

Total revenue - FTE	1,900	2,214
Securities (gains)/losses, net	(2)	(3)

Total revenue - FTE excluding net securities (gains)/losses[5]	$1,898	$2,211

Total shareholders’ equity	$22,620	$21,646
Goodwill, net of deferred taxes	(6,202)	(6,225)
Other intangible assets including MSRs, net of deferred taxes	(1,761)	(1,049)
MSRs	1,641	895

Tangible equity	$16,298	$15,267

Total assets	$171,796	$179,116
Goodwill	(6,323)	(6,309)
Other intangible assets including MSRs	(1,800)	(1,103)
MSRs	1,641	895

Tangible assets	$165,314	$172,599

Tangible equity to tangible assets [6]	9.86%	8.85%
Tangible book value per common share [7]	22.76	28.15

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Total noninterest expense	$1,361	$2,152
Goodwill/intangible impairment charges other than MSRs	-	751

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[8]	$1,361	$1,401

Net loss	($161)	($815)
Goodwill/intangible impairment charges other than MSRs, after tax	-	724

Net loss excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($161)	($91)

Net loss available to common shareholders	($229)	($875)
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	715

Net loss available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($229)	($160)

Net loss per average common share, diluted	($0.46)	($2.49)
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	2.03

Net loss per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($0.46)	($0.46)

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

2We present a tangible efficiency ratio which excludes the amortization/impairment of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by management to assess our efficiency and our lines of business.

3We present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common shares of The Coca-Cola Company. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net loss, excluding securities gains/losses and The Coca-Cola Company dividend, net of tax, by average assets less net unrealized securities gains.

4We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net loss available to common shareholders, excluding securities gains/losses and The Coca-Cola Company dividend, net of tax, by average realized common shareholders’ equity.

5We present total revenue-FTE excluding net realized securities (gains)/losses. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

6We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry.

7We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry.

8We present noninterest expense, net loss, net loss available to common shareholders, and net loss per average common diluted share that excludes the portion of the impairment charges on goodwill and intangible assets other than MSRs allocated to the common shareholders. We believe this measure is useful to investors, because removing the non-cash impairment charges provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

9Beginning in the fourth quarter of 2009, we began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). The provision for unfunded commitments for the first quarter of 2010 was ($15) million. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

10 Certain amounts in this schedule are presented net of applicable income taxes, which are calculated based on each subsidiary’s federal and state tax rates and laws. In general, the federal marginal tax rate is 35%, but the state marginal tax rates range from 1% to 8% in accordance with the subsidiary’s income tax filing requirements with various tax authorities. In addition, the effective tax rate may differ from the federal and state marginal tax rates in certain cases where a permanent difference exists.

Net Interest Margin	Table 2

	Three Months Ended						Increase/(Decrease) From
	March 31, 2010			March 31, 2009			Prior Year Quarter
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$26,970	$397	5.88%	$29,945	$452	6.03%	($2,975)	(0.15)%
Real estate construction	4,078	34	3.44	7,376	60	3.29	(3,298)	0.15
Real estate home equity lines	15,157	125	3.33	15,907	133	3.38	(750)	(0.05)
Real estate commercial	15,105	151	4.05	15,339	158	4.18	(234)	(0.13)
Commercial - FTE[2]	33,094	449	5.50	39,199	453	4.69	(6,105)	0.81
Credit card	1,067	23	8.69	972	18	7.45	95	1.24
Consumer - direct	5,254	53	4.11	5,164	56	4.42	90	(0.31)
Consumer - indirect	6,697	101	6.10	6,624	105	6.44	73	(0.34)
Nonaccrual and restructured	7,013	11	0.64	4,807	4	0.36	2,206	0.28

Total loans	114,435	1,344	4.76	125,333	1,439	4.66	(10,898)	0.10
Securities available for sale:
Taxable	24,779	195	3.15	16,371	199	4.87	8,408	(1.72)
Tax-exempt - FTE[2]	910	12	5.40	1,072	15	5.50	(162)	(0.10)

Total securities available for sale - FTE	25,689	207	3.23	17,443	214	4.91	8,246	(1.68)
Funds sold and securities purchased under agreements to resell	882	-	0.11	964	1	0.39	(82)	(0.28)
Loans held for sale	3,248	33	4.09	5,349	62	4.62	(2,101)	(0.53)
Interest-bearing deposits	26	-	0.28	26	-	1.76	-	(1.48)
Interest earning trading assets	2,616	20	3.07	5,275	44	3.35	(2,659)	(0.28)

Total earning assets	146,896	1,604	4.43	154,390	1,760	4.62	(7,494)	(0.19)
Allowance for loan and lease losses	(3,083)			(2,351)			(733)
Cash and due from banks	4,408			3,995			413
Other assets	18,690			17,416			1,274
Noninterest earning trading assets	2,634			4,080			(1,446)
Unrealized gains on securities available for sale, net	1,884			1,341			543

Total assets	$171,429			$178,871			($7,442)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,593	$17	0.27%	$21,244	$26	0.50%	$4,349	(0.23)%
Money market accounts	36,250	61	0.67	29,317	96	1.33	6,933	(0.66)
Savings	3,856	2	0.24	3,443	2	0.27	413	(0.03)
Consumer time	14,417	70	1.97	17,240	137	3.22	(2,823)	(1.25)
Other time	10,448	56	2.18	13,444	108	3.24	(2,996)	(1.06)

Total interest-bearing consumer and commercial deposits	90,564	206	0.92	84,688	369	1.77	5,876	(0.85)
Brokered deposits	3,005	27	3.61	7,005	55	3.12	(4,000)	0.49
Foreign deposits	428	-	0.10	412	-	0.17	16	(0.07)

Total interest-bearing deposits	93,997	233	1.01	92,105	424	1.87	1,892	(0.86)
Funds purchased	1,416	1	0.17	1,533	1	0.24	(117)	(0.07)
Securities sold under agreements to repurchase	1,980	-	0.10	3,246	2	0.22	(1,266)	(0.12)
Interest-bearing trading liabilities	736	6	3.38	659	6	3.79	78	(0.41)
Other short-term borrowings	2,853	3	0.45	4,967	5	0.42	(2,114)	0.03
Long-term debt	17,581	159	3.66	24,438	229	3.81	(6,857)	(0.15)

Total interest-bearing liabilities	118,563	402	1.38	126,948	667	2.13	(8,385)	(0.75)
Noninterest-bearing deposits	24,520			22,827			1,693
Other liabilities	4,222			4,354			(132)
Noninterest-bearing trading liabilities	1,786			2,374			(588)
Shareholders’ equity	22,338			22,368			(30)

Total liabilities and shareholders’ equity	$171,429			$178,871			($7,442)

Interest Rate Spread			3.05%			2.49%		0.56%

Net Interest Income - FTE[3]		$1,202			$1,093

Net Interest Margin[4]			3.32%			2.87%		0.45%

1 Interest income includes loan fees of $36 million and $34 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $31 million and $31 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively.

3 The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $156 million and $93 million in the three month periods ended March 31, 2010 and March 31, 2009, respectively.

4 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Net interest income on an FTE basis was $1,202 million for the first quarter of 2010, an increase of $109 million, or 10%, from the first quarter of 2009. Net interest margin increased 45 basis points from 2.87% in the first quarter of 2009 to 3.32% in the current period. Earning asset yields declined 19 basis points from 4.62% to 4.43%, but the cost of interest-bearing liabilities decreased 75 basis points over the same period.

Net interest margin has exhibited an increasing trend since the first quarter of 2009. On a sequential quarter basis, net interest margin increased 5 basis points from 3.27% in the quarter ended December 31, 2009. Yields on earning assets declined 6 basis points from 4.49% in the fourth quarter of 2009, while the cost of interest-bearing liabilities decreased 11 basis points from 1.49%. The negative effects of consolidating off-balance sheet entities, holding lower yielding U.S. Treasury securities for the entire quarter during the current period, and declining deposits were offset by positive trends in deposit mix and pricing combined with improved loan pricing. Increasing MBS premium amortization as a result of Freddie Mac/Fannie Mae buybacks had minimal impact. The change in deposit mix reflected growth in lower cost NOW and money market balances and a decrease in higher cost time deposits and brokered deposits. As a result of these mostly offsetting impacts upon net interest margin, the linked quarter increase was largely the result of two additional days in the first quarter of 2010 compared with the fourth quarter of 2009. Reversal of the benefit related to number of days across periods combined with scenario analysis with respect to some key variables, such as loan and deposit volumes, pricing, and market interest rates, suggests net interest margin could trend down slightly in the second quarter and remain relatively stable for the remainder of 2010 within a range around 3.25%.

As a result of the consolidation of off-balance sheet entities under new accounting guidance, we realized an additional $8 million in net interest income during the current quarter as a result of the reclassification of fees earned by certain of our subsidiaries, which are paid from the cash flows of these newly consolidated entities, that were previously recognized in noninterest income, but are now recorded within net interest income upon consolidation. The effect of this consolidation resulted in a small dilutive impact to net interest margin.

During the first quarter of 2010, average earning assets decreased $7,494 million, or 5%, from the first quarter of 2009, while average interest-bearing liabilities declined $8,385 million, or 7%. Average loans decreased $10,898 million, or 9%. The decline is attributable to a $6,105 million, or 16%, reduction in commercial loans, a $3,298 million, or 45%, reduction in real estate construction loans, and a $2,975 million, or 10%, reduction in real estate 1-4 family residential loans. The decreases in commercial loans, real estate construction, and 1-4 family residential loans were partially offset by an increase of $2,206 million, or 46%, in nonaccrual and restructured loans. Average securities available for sale increased $8,246 million, or 47%, from the first quarter of 2009 due to increases of $6,881 million in U.S. Treasury and agency securities, $753 million in ABS, and $726 million in MBS.

Yields on average earning assets declined 19 basis points from the first quarter of 2009 compared to the same period in 2010 driven by declines in market interest rates. Our loan portfolio yielded 4.76% for the three months ended March 31, 2010, up 10 basis points from the same period in 2009. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of March 31, 2010, the outstanding notional balance of swaps was $16.4 billion, which qualified as cash flow hedges on variable rate commercial loans. As of March 31, 2009, the outstanding notional balance was $10.0 billion. The increase in notional balances, combined with an increase in tenor, and lower LIBOR rates resulted in swap income increasing from $118 million in the first quarter of 2009 to $156 million in the first quarter of 2010. While the underlying loans swapped to fixed are classified as both commercial real estate and commercial, all of the swap income is recorded as interest on commercial loans. The classification of all swap income in the commercial loan category, combined with the increased notional value of received fixed swaps and the declining balance of commercial loans, produced an increase in reported commercial loan yields as compared to a decrease in underlying rate indices. In addition, loan-related interest income has been augmented by our loan pricing initiatives.

Average LHFS were $3,248 million, a decrease of $2,101 million, or 39%, from the first quarter of 2009. The decrease in LHFS occurred as a result of decreased mortgage loan production. Average interest earning trading assets declined by $2,659 million, or 50%, as a result of the disposition of lower yielding trading securities no longer needed for collateralization purposes. Despite the decline in trading assets, we use this portfolio as part of our overall asset/liability management; however, the size and nature of trading securities will fluctuate over various economic cycles.

Average consumer and commercial deposits increased $7,569 million, or 7%, in the first quarter of 2010 compared to the first quarter of 2009. This growth consisted of increases of $6,933 million, or 24%, in money market accounts, $4,349 million, or 20%, in NOW accounts, and $1,693 million, or 7%, in demand deposits, partially offset by a decline of $5,819 million, or 19%, in time deposits. Deposit growth was the result of marketing campaigns, competitive pricing, and clients’ increased preference for the security of insured deposit products. However, a portion of the deposit growth is related to the industry-wide flight to safety, seasonality, and reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $6,857 million of long-term debt, $4,000 million of brokered deposits, and $2,114 million of other short-term borrowings. Overall, average interest-bearing liabilities declined $8,385 million, or 7%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid. Bank Solid.” branding campaign continues to be very well received, and we also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients. Notwithstanding these deposit generation successes, some of the deposit growth was due to seasonality and the economic environment. Average deposit balances declined by $1,924 million, or 2%, from the fourth quarter of 2009 as a result of seasonality and the economic environment, and we expect will decline further over time if the economy continues to improve.

During the first quarter of 2010, the interest rate environment was characterized by lower short term rates and higher medium to long term rates, resulting in a steeper yield curve versus the same period in 2009. More specifically, the Fed funds target rate averaged 0.25%, unchanged from last year, the Prime rate averaged 3.25%, unchanged from last year, one-month LIBOR averaged 0.23%, a decrease of 23 basis points, three-month LIBOR averaged 0.26%, a decrease of 98 basis points, five-year swaps averaged 2.70%, an increase of 33 basis points, and ten-year swaps averaged 3.78%, an increase of 85 basis points. Rates paid on deposits, our most significant funding source, tend to track movements in one-month LIBOR. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products.

Foregone interest income from nonperforming loans reduced net interest margin by 23 basis points for the first quarter of 2010 as average nonaccrual loans increased $1,092 million, or 25% from the first quarter of 2009. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended March 31%
(Dollars in millions)	2010	2009	Change
Service charges on deposit accounts	$196	$206	(5)%
Other charges and fees	129	124	4
Trust and investment management income	122	116	5
Card fees	87	76	15
Mortgage servicing related income	70	83	(16)
Mortgage production related income/(loss)	(31)	250	NM
Investment banking income	56	60	(6)
Retail investment services	47	57	(17)
Trading account profits/(losses) and commissions	(7)	107	NM
Other income	28	39	(28)
Net securities gains	1	3	(71)

Total noninterest income	$698	$1,121	(38)%

Noninterest Income

Noninterest income decreased $423 million, or 38%, during the first quarter of 2010, compared to the first quarter of 2009, driven largely by a decline in mortgage production related income in addition to mark to market valuation losses on our public debt and related hedges carried at fair value.

Mortgage production related income decreased $281 million, or 112%, compared to the first quarter of 2009, primarily due to an approximately 60% decrease in loan production and loan applications to $6 billion and $10 billion, respectively, related to the reduced demand for refinancing and lower margins on current mortgage production. Additionally, mortgage repurchase-related losses increased from $26 million in the first quarter of 2009 to $128 million in the first quarter of 2010 as a result of increased repurchase requests from government-sponsored agencies. We do not expect new request volumes to decline significantly in the near-term. Losses and reserve levels will be largely driven by the volume of new repurchase requests. While new request volumes are difficult to predict, if they stabilize at first quarter levels, we expect charge-offs and reserves to decline gradually over the remainder of 2010 as the shift to newer vintages naturally occurs. However, if new request volumes increase or older vintage request volumes remain high, charge-offs and reserves could remain at current levels or higher.

Mortgage servicing related income decreased $13 million, or 16%, compared to the first quarter of 2009, as higher servicing fees during the first quarter of 2010 were offset by a $31 million recovery on the impairment of MSRs carried at LOCOM recorded during the first quarter of 2009. Effective January 1, 2010, we elected to designate at fair value the remaining MSRs that had been carried at LOCOM. As of March 31, 2010, total loans serviced for others were $146.0 billion, an increase of $14.1 billion, or 11%, from March 31, 2009.

Trading account profits/(losses) and commissions decreased $114 million, or 107%, compared to the first quarter of 2009. During the first quarter of 2010, we recorded $20 million of mark to market valuation losses on our fair valued public debt and related hedges compared to $113 million of valuation gains in the first quarter of 2009. This decline was partially offset by an improvement in net mark to market valuation losses primarily related to investments is securities that were acquired during the fourth quarter of 2007, ARS, and deterioration of collateral in Company-sponsored securitizations, which totaled $16 million of net losses recorded during the first quarter of 2010 as compared to $34 million of net losses recorded during the first quarter of 2009. Capital markets related trading income and investment banking income declined slightly compared to the first quarter of 2009 due to lower equity and fixed income derivatives revenue and reduced deal flow.

Service charges on deposit accounts decreased $10 million, or 5%, compared to the first quarter of 2009. Though the number of checking accounts and the insufficient funds fee per incidence have both increased compared to the first quarter of 2009, the number of incidences per account has declined due to higher average account balances and as consumers and small businesses have become more vigilant about expenses. We are actively engaged in analyzing and preparing to implement changes to our service charge practices as required by new federal laws on July 1, 2010. Based on different scenarios for clients opting-in to overdraft protection for their accounts, we currently expect the changes to reduce overall service charge income by 10-20% during the second half of 2010. We believe the initial reduction in fee income will be greater during the second half of 2010 after implementation as clients continue to opt-in and as we and the industry develop new and enhanced products and services.

Noninterest Expense	Table 4

	Three Months Ended March 31%
(Dollars in millions)	2010	2009	Change
Employee compensation	$557	$573	(3) %
Employee benefits	135	163	(17)

Total personnel expense	692	736	(6)
Outside processing and software	149	138	8
Net occupancy expense	91	87	5
Credit and collection services	74	48	54
Regulatory assessments	64	47	36
Other real estate expense	46	44	5
Equipment expense	41	44	(7)
Marketing and customer development	34	35	(3)
Postage and delivery	22	22	-
Communications	16	17	(6)
Operating losses	14	23	(39)
Consulting and legal	14	11	27
Amortization/impairment of goodwill/intangible assets	13	767	(98)
Mortgage reinsurance	9	70	(87)
Net loss/(gain) on debt extinguishment	(9)	(25)	(64)
Other expense	91	88	3

Total noninterest expense	$1,361	$2,152	(37) %

Noninterest Expense

For the three months ended March 31, 2010, noninterest expense declined by $791 million, or 37%, versus the three months ended March 31, 2009. Included in noninterest expense for the three months ended March 31, 2009 was a $751 million non-cash goodwill impairment charge related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. Excluding the impact of the goodwill impairment charge, noninterest expense declined $40 million, or 3%, period-over-period. The decrease was primarily attributable to a $44 million reduction in personnel expenses and a $42 million reduction in credit-related costs, partially offset by a $17 million increase in regulatory assessments, a $11 million increase in outside processing and software costs, and a $16 million decrease in gains on debt extinguishments.

For the three months ended March 31, 2010, personnel expenses decreased $44 million, or 6%, versus the three months ended March 31, 2009. The decrease in personnel expenses is primarily attributable to a $29 million decrease in estimated pension and other postretirement benefit expenses and a $15 million decrease in incentive compensation expenses. As more fully described in the Note 9 “Employee Benefit Plans,” to the Consolidated Financial Statements, the decrease in estimated pension and other postretirement benefits during the three months ended March 31, 2010 is a result of higher discount rates and improved performance in the underlying plan assets. Additionally, estimated costs for incentive compensation declined in conjunction with soft revenue generation during the current period.

Credit-related costs include operating losses, credit and collection services, other real estate expenses, and mortgage reinsurance expenses. For the three months ended March 31, 2010, total credit-related costs decreased by $42 million, or 23%, versus the three months ended March 31, 2009. The decline was attributable to a decrease of $9 million in operating losses and a $61 million decrease in mortgage reinsurance expenses, partially offset by a $26 million increase in credit and collection services and a $2 million increase in other real estate expenses. Operating losses declined as the result of a $5 million reduction in operational non-fraud losses and a $4 million reduction in check/deposit fraud losses. Mortgage reinsurance expenses relate to the activities of our mortgage reinsurance guaranty subsidiary, Twin Rivers, whose loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Since the first quarter of 2009, our exposure to reinsurance losses has been limited to incremental insurance premiums contributed to the reinsurance trusts. Credit and collection services expenses increased primarily as the result of losses from advances on delinquent FHA and VA loans and uninsured portfolio loans. Other real estate expense increased by $2 million as the result of a $10 million increase in valuation-related losses on OREO properties, offset by a $4 million decrease in property expenses and a net gain of $4 million on the sale of properties.

For the three months ended March 31, 2010, regulatory assessments expense increased by $17 million, or 36%, versus the three months ended March 31, 2009. The increase is primarily the result of higher average deposits and increased premiums associated with the replenishment of the FDIC deposit insurance fund, partially offset by the cost savings generated from terminating our participation in the Transaction Account Guarantee Program as of January 1, 2010. Regulatory assessments expense could be further impacted by recently proposed changes to the FDIC’s premium assessment calculations in addition to other legislative developments.

For the three months ended March 31, 2010, expenses associated with outside processing and software increased by $11 million, or 8%, versus the three months ended March 31, 2009. Software amortization, maintenance, and upgrades accounted for approximately $8 million of the increase in total costs; the remaining $3 million increase is attributable to card processing services.

For the three months ended March 31, 2010, gains recognized on the extinguishment of debt declined $16 million, or 64%, versus the three months ended March 31, 2009. We recognized $9 million in gains on the extinguishment of approximately $217 million of floating rate Sterling-denominated notes during the three months ended March 31, 2010, which were recorded as a reduction of noninterest expense. During the three months ended March 31, 2009, we recognized $25 million in gains related to the extinguishment of approximately $100 million of floating rate Euro-denominated debt and approximately $65 million of fixed and floating rate senior debt.

The remaining noninterest expense categories increased by $2 million, or less than 1%, during the three months ended March 31, 2010 versus the three months ended March 31, 2009. The increase in other noninterest expenses is attributable to, among other items, an $8 million early contract termination fee and $6 million in non real estate related impairments, partially offset by $12 million in gains with respect to various tax, litigation, and other matters.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. During the three months ended March 31, 2010, the provision for income taxes was a benefit of $194 million, compared to a tax benefit of $151 million for the same period in 2009. The provision represents a negative 54.7% effective tax rate for the three months ended March 31, 2010 compared to a negative 15.6% effective tax rate for the three months ended March 31, 2009. We calculated the benefit for income taxes for the three months ended March 31, 2010 and 2009 based on the discrete methodology using actual year-to-date results. The 2010 and 2009 effective tax rates were primarily attributable to the pre-tax loss as well as other favorable permanent tax items, such as tax-exempt interest and federal tax credits. However, the 2009 effective tax rate was impacted by the $677 million non-deductible portion of the goodwill impairment. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes”, to the Consolidated Financial Statements.

During the three months ended March 31, 2010, we moved from an insignificant net deferred tax asset to a net deferred tax liability after the carryback of the 2009 federal net operating loss. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of March 31, 2010, the cumulative valuation allowance associated with the deferred tax asset for certain state net operating losses was $62 million. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions)	March 31 2010	December 31 2009	% Change
Commercial	$33,394	$32,494	3%
Real estate:
Residential mortgages	30,805	30,790	-
Home equity lines	15,676	15,953	(2)
Construction	5,756	6,647	(13)
Commercial real estate:
Owner occupied	8,927	8,915	-
Investor owned	6,335	6,159	3
Consumer:
Direct	5,368	5,118	5
Indirect	6,678	6,531	2
Credit card	1,040	1,068	(3)

Total loans	$113,979	$113,675	-%

Loans held for sale	$3,697	$4,670	(21)%

Selected Residential Real Estate Loan Quality Information	Table 6

(Dollars in millions)	March 31, 2010	30 - 89 Days Delinquent	Nonperforming Loans	Nonaccruing TDRs[1]	Accruing TDRs	Portion of Portfolio in Florida
Residential construction	$3,374	1.68%	41%	-%	-%	26%
Residential mortgages:
Prime first lien	24,287	1.70	7	3	5	28
Prime second lien	2,772	2.07	3	1	4	12
Lot	1,032	2.64	25	4	13	54
Alt-A	820	4.91	28	15	18	17
Home equity loans	1,894	2.12	3	-	2	32

Total residential mortgages	30,805	1.85	8	3	6	27
Home equity lines	15,676	1.23	2	-	1	37

1 Nonaccruing TDRs are a subset of our total nonperforming loans and therefore are included in the Nonperforming Loans column.

Loans

Total loans as of March 31, 2010 were $113,979 million, an increase of $304 million, or less than 1%, from December 31, 2009. The increase was primarily driven by the consolidation of $1,545 million in commercial loans related to Three Pillars, largely offset by a reduction in our core commercial loans, as well as exposure to residential real estate related loans. Excluding the impact of the newly consolidated loans, total loans declined by $1,241 million. Overall asset quality of the loan portfolio improved, as the percentage of loans in early stage delinquency declined for the fifth straight quarter. Net charge-offs during the quarter remained elevated but were stable as compared to the fourth quarter of 2009. Additionally, nonperforming loans as a percentage of total loans also declined during the quarter. We believe that our total loan portfolio is appropriately diversified by product, client, and geography throughout our footprint, and that it has relatively low exposure to unsecured consumer loan products.

Commercial loans were $33,394 million, or 29% of total loans, as of March 31, 2010, an increase of $900 million, or 3%, from December 31, 2009. Excluding the impact of the $1,545 million in additional commercial loans resulting from the consolidation of Three Pillars, commercial loans declined by $645 million during the quarter, reflecting the continued trend of declining line of credit utilization among our larger corporate clients due to lower working capital needs and enhanced access to the capital markets. Asset quality metrics, including net charge-off rates and early-stage delinquencies, remained stable during the quarter, while nonperforming loans declined $105 million. The commercial loan portfolio as a whole continued to perform within our general expectations; however, we continue to anticipate some potential volatility from cyclically sensitive industries that could cause some variability in asset quality in future quarters.

Residential mortgages were $30,805 million, or 27% of total loans, as of March 31, 2010, an increase of $15 million, or less than 1%, from December 31, 2009. The slight increase in residential mortgages was attributable to the repurchase of VA and FHA-guaranteed loans from Ginnie Mae securities, largely offset by charge-offs and natural portfolio runoff. The residential mortgage portfolio is comprised of prime first lien mortgages, prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There were virtually no option (negative-amortizing) ARMs or subprime loans in the prime first lien portfolio. Although asset quality metrics improved with respect to early-stage delinquencies and nonperforming loans, overall portfolio results remained weak as a result of continued borrower stress, depressed collateral values, and the lack of refinancing options available to borrowers.

Prime first lien mortgages were $24,287 million, or 21% of total loans, as of March 31, 2010, an increase of $373 million, or 2%, from December 31, 2009. The increase in prime first lien mortgages was attributable to the repurchase of $493 million in VA and FHA-guaranteed loans from Ginnie Mae securities. Our prime first lien portfolio included $16,338 million in mortgages with loan amounts above conventional conforming limits (“jumbo loans”), of which $13,450 million were ARMs. The remaining $7,949 million of non-jumbo loans included $3,275 million in ARMs. Included in the categories above are $1,119 million of loans guaranteed by either the FHA or the VA and $1,132 million of loans guaranteed by Fannie Mae through a long-term standby commitment whereby Fannie Mae has committed to purchase at par those mortgages that become delinquent. The prime first lien mortgage portfolio included $12,344 million in interest-only mortgages; however, the interest-only period for such mortgages is typically ten years, which is unlike many interest-only products in the marketplace that offer short interest-only periods with early reset dates. The weighted average LTV at origination of the prime first lien mortgage portfolio was approximately 75%. The prime first lien mortgage portfolio included approximately $934 million of commercial-purpose loans secured by residential real estate. The asset quality of our prime first lien mortgage portfolio improved during the quarter, as both the percentage of loans at least sixty days delinquent and the amount of loans on nonaccrual status declined as compared to December 31, 2009.

Prime second lien mortgages were $2,772 million, or 2% of total loans, as of March 31, 2010, a decrease of $132 million, or 5%, from December 31, 2009. Approximately $2,520 million of our prime second lien loans were insured through third party pool-level insurance. The insurance is considered to be integral to the mortgage and we include probable insurance proceeds in our analysis of the collectibility of the loans. Generally, under our mortgage insurance arrangements, we are exposed to cumulative losses from 5% to 8% in each vintage pool, as well as cumulative losses exceeding 10%. As the result of elevated delinquency rates, most of the pools have reached the first-tier insurance stop-loss limit. As of March 31, 2010, we had fully reserved for our exposure within the 5% to 8% loss layer as well as estimated losses above the 10% stop-loss limit. Total claims paid during the three months ended March 31, 2010 and during the twelve months ended December 31, 2009 under mortgage insurance arrangements were $32 million and $112 million, respectively. We continue to experience claim denials on certain loans due to borrower misrepresentation and loan documentation issues, which may impact the recognition of uninsured losses. The asset quality of our prime second lien mortgage portfolio improved during the quarter, as both the percentage of loans at least sixty days delinquent and the amount of loans on nonaccrual status declined as compared to December 31, 2009.

Other residential mortgages were $3,746 million, or 3% of total loans, as of March 31, 2010, a decrease of $226 million, or 6%, from December 31, 2009. Within the other residential mortgages category, home equity loans were $1,894 million, lot loans were $1,032 million, and Alt-A loans were $820 million. Overall, the asset quality of our other residential mortgage portfolio improved during the quarter, as the percentage of loans at least sixty days delinquent and the amount of loans on nonaccrual status declined as compared to December 31, 2009.

Home equity lines were $15,676 million, or 14% of total loans, as of March 31, 2010, a decrease of $277 million, or 2%, from December 31, 2009. The decrease was primarily the result of our decision to eliminate origination of home equity products through third party channels, to minimize originations with LTV ratios greater than 85%, to implement market-specific LTV guidelines in certain declining markets, and to reduce line commitments in other higher risk situations. Asset quality metrics for the portfolio remained stable during the quarter, as lines on nonaccrual status were virtually unchanged while net charge-offs increased slightly. At March 31, 2010, our home equity line portfolio was composed of 70% core lines, 10% third party originated lines, 11% Florida-based lines with a CLTV greater than 80%, and 9% lines with a CLTV greater than 90%. From a risk management perspective, there is virtually no line availability remaining in the higher risk home equity lines that are not part of our core portfolio. Nonetheless, we are continuing to enhance our collections and default management processes, as loss rates on this portfolio continued to underperform our expectations.

Construction loans were $5,756 million, or 5% of total loans, as of March 31, 2010, a decrease of $891 million, or 13%, from December 31, 2009. The decrease was primarily the result of our efforts to reduce risk levels by aggressively managing our construction exposure. The construction portfolio consists of $690 million construction to perm loans, $2,685 million of residential construction loans, and $2,381 million of commercial construction loans. Included in residential construction loans were $1,135 million of A&D loans and $444 million of undeveloped land loans. The overall performance of residential construction loans remained weak, although we observed a decrease in thirty-day plus delinquencies among non-A&D residential loans during the quarter. Commercial construction loans included $374 million of A&D loans and $493 million of undeveloped land loans. As with residential construction loans, we observed a decrease in thirty day plus delinquencies among non-A&D commercial loans during the quarter, and the overall performance of commercial construction loans remained within our general expectations. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the construction portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund is down from prior periods and not considered material relative to total loans outstanding.

Commercial real estate loans were $15,262 million, or 13% of total loans, as of March 31, 2010, an increase of $188 million, or 1% from December 31, 2009. The increase is primarily the result of the natural migration of loans maturing from the construction real estate loan portfolio into mini-perm or permanent financing. Within the commercial real estate portfolio, 58% of the loans are secured by owner-occupied properties and 42% of the loans are secured by investor-owned properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which we believe diversifies the risk and sources of repayment of this portfolio. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial construction projects to credit standards that are more stringent than historical commercial mortgage-backed securities guidelines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. To date, a de minimis number of commercial real estate loan modifications have constituted troubled debt restructurings because the overall revised terms of the modifications were not deemed to be concessionary and reflect current market terms. Impaired loans are assessed relative to the client’s and guarantor’s, if any, abilities to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserve setting processes. While our loan portfolio has not experienced significant deterioration to date, we remain vigilant regarding the persistent weakness in the commercial real estate market.

Consumer loans were $12,046 million, or 11% of total loans, at March 31, 2010, an increase of $397 million, or 3%, from December 31, 2009. Included in consumer loans are $5,368 million of direct consumer loans and $6,678 million of indirect consumer loans, or 5% and 6% of total loans, respectively. Direct consumer loans increased by $250 million, or 5%, from December 31, 2009. Student loans, which are mostly government-backed, made up approximately $3,400 million, or approximately 63% of the direct consumer loans portfolio. The direct consumer loans portfolio also includes loans made to individuals for personal uses. Indirect consumer loans increased by $147 million, or 2%, from December 31, 2009. We attribute the growth in both direct and indirect consumer lending to improved overall economic conditions and modestly higher demand for consumer loan products. We observed a significant improvement in asset quality metrics for our consumer loans with respect to improving early-stage delinquencies and net charge-off rates during the quarter, and the overall portfolio performance remained within our general expectations.

Credit card loans were $1,040 million, or slightly less than 1% of total loans, at March 31, 2010, a decrease of $28 million, or 3%, from December 31, 2009. We attribute the decline in credit card loans to normal seasonal fluctuations in credit card usage patterns during the calendar year. Although credit card net charge-off rates increased during the quarter, we noted an improvement in early-stage delinquencies. However, the credit card portfolio as a whole continued to underperform our general expectations.

Loans held for sale declined by $973 million, or 21%, to $3,697 million at March 31, 2010 from $4,670 million at December 31, 2009. The decrease in LHFS was due primarily to lower levels of mortgage loan originations during the quarter, partially offset by the addition of $311 million in newly consolidated loans related to the CLO entity and the transfer of $160 million of nonperforming residential mortgages to LHFS.

Summary of Credit Losses Experience	Table 7

	Three Months Ended March 31
(Dollars in millions)	2010		2009
Allowance for credit losses beginning of period	$3,235		$2,378
Provision for loan losses	877		994
Provision for unfunded commitments [2]	(15)		3

Charge-offs
Commercial	(107)		(141)
Real estate:
Home equity lines	(170)		(161)
Construction	(95)		(83)
Residential mortgages [1]	(420)		(185)
Commercial real estate	-		(2)
Consumer loans:
Direct	(14)		(9)
Indirect	(27)		(49)
Credit cards	(29)		(17)

Total charge-offs	(862)		(647)

Recoveries
Commercial	11		9
Real estate:
Home equity lines	10		4
Construction	4		1
Residential mortgages	6		3
Commercial real estate	(3)		-
Consumer loans:
Direct	2		2
Indirect	10		17
Credit cards	1		1

Total recoveries	41		37

Net charge-offs	(821)		(610)

Allowance for credit losses - end of period	$3,276		$2,765

Components:
Allowance for loan and lease losses	$3,176		$2,735
Unfunded commitments reserve	100		30

Allowance for credit losses	$3,276		$2,765

Average loans	$114,435		$125,333
Quarter-end loans outstanding	113,979		123,893
Ratios:
Allowance to period-end loans	2.80%		2.21%
Allowance to nonperforming loans	61.74		60.38
Allowance to net charge-offs (annualized)	0.95	x	1.11	x
Net charge-offs to average loans (annualized)	2.91%		1.97%
Provision to average loans (annualized)	3.11		3.22
Recoveries to total gross charge-offs	4.8		5.7

[1] Credit-related operating losses charged-off against previously established reserves within other liabilities totaled $0 and $152 million during the three month periods ended March 31, 2010 and 2009, respectively.

[2] Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

Allowance for Credit Losses

The allowance for credit losses was $3,276 million at March 31, 2010, an increase of $41 million, or 1%, from December 31, 2009. Included in the allowance for credit losses was $3,176 million related to the allowance for loan and lease losses as well as $100 million related to the reserve for unfunded commitments.

We continuously monitor the credit quality of our loan portfolio and maintain an ALLL sufficient to absorb current probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include internal risk ratings, net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in our ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be internal risk rating trends, recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values). Other factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools, as the estimate of incurred loss is typically captured as the loan migrated to nonperforming or restructured status. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-quarter to three years for wholesale-related loans. During periods of economic stress, the incurred loss period tends to contract. The ALLL process excludes loans measured at fair value, as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component.

The allowance for loan and lease losses was $3,176 million at March 31, 2010, an increase of $56 million, or 2%, from December 31, 2009. The increase in ALLL reflects the continued uncertainty in the overall economic outlook, largely mitigated by noted improvements in asset quality during the quarter. Despite the improving trends in specific asset quality measures, the absolute level of these asset quality measures remains elevated. We expect the ALLL to remain relatively stable until we experience sustained improvement in key credit quality metrics, namely delinquencies and loss severities. The variables most impacting the ALLL continue to be ultimate loss severities and the strength of the housing market. The ALLL represented 2.80% and 2.76% of period-end loans not carried at fair value at March 31, 2010 and December 31, 2009, respectively.

Our ALLL framework has two basic elements: 1) specific allowances for loans individually evaluated for impairment and 2) a general allowance component for pools of homogeneous loans not individually evaluated. The first element of the ALLL analysis involves the estimation of allowances specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, specific allowances are established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. Restructured consumer loans are also evaluated within this element of the estimate. As of March 31, 2010, the specific allowance related to impaired loans individually evaluated and restructured consumer loans totaled $606 million, an increase of 13% over the specific allowance of $538 million established at December 31, 2009. The increase in the specific allowance was primarily driven by an increase in loss severities in loans to residential builders.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and losses given default derived from our internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include changes in credit underwriting, concentration risk, macro-economic conditions, and/or recent observable asset quality trends. We continually evaluate our ALLL methodology, seeking to refine and enhance this process as appropriate. We believe that our methodology will continue to evolve over time. As of March 31, 2010, the general allowance totaled $2,570 million, a decrease of less than 1% from the general allowance of $2,582 million recorded at December 31, 2009, which reflects stable total loan balances and the overall improvement in the risk profile of our loan portfolio. The following table displays the allocation, by loan type, of our ALLL at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in millions)	ALLL	Loan types as a % of total loans	ALLL	Loan types as a % of total loans
Commercial	$592	29%	$650	29%
Residential real estate	1,636	41	1,620	41
Construction and commercial real estate	735	18	648	19
Consumer	213	12	202	11

Total	$3,176	100%	$3,120	100%

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. The value of secured consumer loans, including residential real estate, is generally reduced to net realizable value at 120 and 180 days delinquent, depending on the collateral type, in compliance with FFIEC guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more unless the loan is secured by collateral having value sufficient to discharge the debt in full and the loan is in the legal process of collection. However, the value of such secured loans is reduced to approximate the estimated value of the collateral while previously accrued but unpaid interest is reversed. Subsequent reductions in value may be required as a result of changes in the market value of collateral or other repayment prospects. Initial reductions in value are based on valuation estimates that may be derived from appraisals, broker price opinions, or other market information. Generally, updated appraisals are received within 90 days of the commencement of the foreclosure process. However, collateral values are updated and reviewed periodically based on market information from multiple sources.

Net charge-offs as of March 31, 2010 were $821 million, an increase of $211 million from March 31, 2009. As a percentage of average loans, net charge-offs were 2.91% and 1.97% during the three months ended March 31, 2010 and 2009, respectively. The increase in net charge-offs was primarily attributable to residential mortgages due to higher loss severities and NPLs compared to a year ago. During the current quarter, we pursued two initiatives that lowered NPLs but increased residential mortgage charge-offs. These two initiatives related to additional charge-offs recognized on severely delinquent residential mortgage NPLs, as well as our decision to sell $211 million of residential NPLs.

Specifically, we recorded $131 million in incremental charge-offs on first lien residential mortgage NPLs, located primarily in Florida, that have been in the foreclosure process for more than twelve months. Our previous practice was to initially charge the loan down to 85% of estimated net realizable value at 180 days past due and not record further charge-offs until the time of foreclosure. Given the extended foreclosure timeframes, particularly in Florida, and the decline in value that has occurred in collateral values while in the process of foreclosure, we determined that it would be appropriate to record an additional charge-off twelve months after the initial charge-off. Our original charge-off policy did not envision that foreclosure timeframes would extend beyond twelve months. We believe the change was appropriate now that 1-4 family residential real estate property values in many of our markets appear to be stabilizing. This action merely accelerated the timing of when we recognize the potential additional charge-offs resulting from foreclosure. Since these estimated declines in value are considered within our ALLL methodology, we do not believe the prospective impact of this policy adjustment will be material. The second action was a decision to sell a $211 million portfolio of nonperforming residential mortgage loans, concentrated primarily in Florida. As a result, we reclassified this portfolio as LHFS and recorded an incremental charge-off of $51 million during the period. We are actively marketing the remaining $160 million portfolio and intend to complete the sale in the second quarter. We have chosen to take this action now as liquidity and market pricing for nonperforming mortgage loans has improved as the decline in underlying home values has slowed.

Net charge-offs in loan categories other than residential mortgages were relatively stable compared to the first quarter of 2009. Total net charge-offs were flat on a sequential quarter basis due to the charge-offs recognized on nonperforming residential mortgages offset by declines in construction loan charge-offs due to the extended foreclosure process, especially in Florida, and the uneven nature of resolving the loan workout process.

The ratio of the ALLL to total nonperforming loans increased to 61.74% as of March 31, 2010 from 58.86% as of December 31, 2009. The increase in this ratio was attributable to the $56 million increase in the ALLL as well as the $217 million decrease in nonperforming loans. As previously discussed, the small increase in the ALLL was attributable to the general uncertainty in the overall economic outlook, while the decrease in nonperforming loans is primarily attributable to the charge-offs recorded for loans in an extended foreclosure process and the reclassification of nonperforming loans as held for sale during the quarter. See additional discussion regarding nonperforming loan trends in the “Nonperforming Assets” section of the MD&A.

The reserve for unfunded commitments was $100 million as of March 31, 2010, a decrease of $15 million, or 13%, from December 31, 2009. The decrease in the reserve was attributed to a reduction in exposure related to certain commercial and large corporate clients. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to funded wholesale loans except that we consider utilization assumptions in our evaluation. Larger nonperforming unfunded commitments and letters of credit are individually evaluated for loss content.

Provision for Credit Losses

The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL, as previously discussed. The provision for loan losses decreased by $117 million, or 12%, to $877 million for the first quarter of 2010 as compared to $994 million for the first quarter of 2009. The decrease in the provision for loan losses reflects the improvement in asset quality, particularly with respect to early-stage delinquencies, and continued a trend of declining provision for loan losses over the last year. Additionally, as previously discussed, we recorded a $15 million benefit related to the provision for unfunded commitments during the current quarter. Despite the initial indications of an improving economy, we expect net charge-offs and the provision for loan losses to remain at historically elevated levels until we experience a sustained improvement in the asset quality of the loan portfolio. However, we expect that total net charge-offs in future quarters of 2010 will decline relative to the first quarter of 2010, subject to the timing of residential construction workouts and improvements in consumer portfolios. We believe the amount of future changes in the ALLL remains highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as sustained improvement in our portfolio-specific asset quality indicators. See the “Allowance for Credit Losses” and “Nonperforming Assets” sections within this MD&A for additional discussion of our expectations for asset quality.

Nonperforming Assets	Table 8

(Dollars in millions)	March 31 2010	December 31 2009	% Change
Nonaccrual/nonperforming loans:
Commercial	$379	$484	(22) %
Real estate:
Construction	1,585	1,484	7
Residential mortgages	2,436	2,716	(10)
Home equity lines	286	289	(1)
Commercial real estate	464	392	18
Consumer loans	35	37	(5)

Total nonaccrual/nonperforming loans	5,185	5,402	(4)
Other real estate owned [1]	628	620	1
Other repossessed assets	70	79	(11)
Nonperforming LHFS	160	-	NM

Total nonperforming assets	$6,043	$6,101	(1) %

Ratios:
Nonperforming loans to total loans	4.55%	4.75%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	5.26	5.33

Restructured loans (accruing)	$1,908	$1,641

Accruing loans past due 90 days or more [2]	1,475	1,500

1 Does not include foreclosed real estate related to loans insured by FHA or VA. Insurance proceeds due from FHA and VA are recorded as a receivable in other asset until the funds are received and the property is conveyed.

2 Includes $943 million and $979 million of loans at March 31, 2010 and December 31, 2009, respectively, which have been sold to Ginnie Mae and are fully insured by the FHA and the VA.

Nonperforming Assets

Nonperforming assets were $6,043 million as of March 31, 2010, a decrease of $58 million, or 1%, from December 31, 2009. Contributing to the decline was a $105 million decrease in nonperforming commercial loans and a $280 million decrease in nonperforming residential mortgages. These decreases were partially offset by a $101 million increase in nonperforming construction loans and a $72 million increase in commercial real estate loans. During the current quarter, we reclassified approximately $160 million in nonperforming residential mortgages to loans held for sale to reflect our intent to sell these mortgages in the second quarter.

Nonperforming commercial loans were $379 million, down $105 million, or 22%, from December 31, 2009. The decrease was driven primarily by loan sales and net charge-offs of existing nonperforming commercial loans during the quarter, minimally offset by the migration of delinquent commercial loans to nonaccrual status. Although volatility in more cyclically-sensitive industries could create some variability in asset quality from time to time, we believe that the overall asset quality of our commercial loan portfolio will remain stable and potentially improve in future periods.

Real estate loans on nonaccrual status were $4,771 million, or 92% of total nonperforming loans at March 31, 2010, a decrease of $110 million, or 2%, from December 31, 2009. Real estate related loans comprise a significant portion of our overall nonperforming assets portfolio as a result of the U.S. housing market correction and the related decline in the values of residential real estate. Because of the time it takes to complete the foreclosure process, particularly in judicial foreclosure areas such as Florida where the average period of time to foreclose was approximately 1.25 years and in many situations has extended beyond 2 years, we have experienced and may continue to experience delays in the resolution of real estate related loans within the nonperforming assets portfolio.

Nonperforming residential mortgages, which are primarily collateralized by one-to-four family residential properties, were $2,436 million, a decrease of $280 million, or 10%, from December 31, 2009. Of that $280 million decrease, $211 million was attributable to the reclassification of certain nonperforming residential mortgages as loans held for sale to reflect our intention to sell these mortgages in the second quarter. The remaining decrease was attributable to charge-offs recorded for severely delinquent residential loans in an extended foreclosure process, partially offset by stable net inflows. As previously discussed, we have observed an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is attributable to delays in the judicial foreclosure process. We continue to expect historically elevated loss rates on this portfolio. For additional discussion regarding the transfer of nonperforming loans to LHFS and the additional charge-off on severely delinquent residential mortgages, see the “Allowance for Credit Losses” section of this MD&A.

Nonperforming home equity lines were $286 million, a decrease of $3 million, or 1%, from December 31, 2009. The decrease was driven primarily by net charge-offs of existing nonperforming home equity lines during the quarter, largely offset by the migration of delinquent home equity lines to nonaccrual status. Asset quality metrics for the portfolio remained stable, as the percentages of higher risk lines on nonaccrual status changed relatively little during the quarter. Although we have observed some stabilization in residential real estate property values, we continue to expect historically elevated loss rates from this portfolio.

Nonperforming construction loans were $1,585 million, an increase of $101 million, or 7%, from December 31, 2009. The increase was driven primarily by the migration of delinquent construction loans to nonaccrual status, partially offset by net charge-offs of existing nonperforming construction loans during the quarter. The extended nature of the foreclosure process, particularly in Florida, has slowed the resolution of many of the loans within this portfolio. Approximately 87% of the nonperforming construction loan portfolio is secured by residential real estate, including $215 million in construction to perm loans, $486 million in residential construction loans, $541 million in A&D loans, and $142 million in undeveloped land loans. Approximately 31% of our nonperforming construction loans are in Florida. To date, we believe that we have identified a majority of the problem loans in the overall construction loan portfolio, and that we have commenced appropriate loan restructuring and modification efforts. As a result of these efforts, we continue to expect historically elevated loss rates on nonperforming construction loans; however, we continue to believe that the balance of nonperforming construction loans will decline in subsequent periods.

Nonperforming commercial real estate loans comprised $464 million, an increase of $72 million, or 18%, from December 31, 2009. The increase was attributable to the continued migration of delinquent commercial loans to nonaccrual status, reflecting the ongoing distress in the commercial real estate market. Given conditions in the commercial real estate market, we expect additional stress and credit losses in this portfolio; however, we continue to believe our portfolio will perform within our expectations given its composition and underwriting.

Nonperforming consumer loans comprised $35 million, a decrease of $2 million, or 5%, from December 31, 2009. The decrease was driven primarily by net charge-offs of existing nonperforming consumer loans during the quarter, largely offset by the migration of delinquent consumer loans to nonaccrual status. Although we have observed some improvement in borrower financial outlooks, we continue to expect historically elevated loss rates from nonperforming consumer loans.

In order to maximize the collection of loan balances, we evaluate troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. We aggressively pursue loan modifications when there is a reasonable chance that the modification will allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we strongly encourage short sales and deed-in-lieu arrangements. Accruing loans with modifications that are deemed to be economic concessions resulting from borrower difficulties are reported as TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Nonaccruing restructured loans totaled $927 million and $913 million as of March 31, 2010 and December 31, 2009, respectively.

Accruing restructured loans were $1,908 million at March 31, 2010, an increase of $267 million, or 16%, from December 31, 2009. These TDRs are almost exclusively first and second lien residential mortgages and home equity lines of credit. At March 31, 2010, specific reserves included in the ALLL for all consumer real estate TDRs (accruing and nonaccruing) were $371 million. In addition, we have recorded to date approximately $167 million in charge-offs on the nonaccruing TDRs and recorded $24 million in mark to market adjustments on TDRs carried at fair value. These loans are primarily related to residential real estate and are being restructured in a variety of ways to help our clients remain in their homes and to mitigate our potential additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. For the accruing TDR portfolio, 88% of loans are current with respect to principal and interest and 73% of the total TDR portfolio is current. However, we note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring). We further anticipate that some of the restructured loans will default, which could result in additional incremental losses to us, although these potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. Generally, once a consumer loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it is ultimately repaid in full.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended March 31, 2010 and 2009, such interest income recorded was $11 million and $4 million, respectively. For the three months ended March 31, 2010 and 2009, estimated interest income of $96 million and $75 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. Interest income on restructured loans that have met their performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. During the three months ended March 31, 2010 and 2009, such interest income amounted to $20 million and $8 million, respectively. For the three months ended March 31, 2010 and 2009, estimated interest income of $30 million and $11 million, respectively, would have been recorded if all loans returned to accruing status had been accruing interest according to their original contractual terms. As of March 31, 2010 and 2009, the difference in income under the original contractual terms and under the modified terms for restructured loans was approximately $10 million and $3 million, respectively.

As of March 31, 2010, accruing loans past due ninety days or more decreased by $25 million, or 2%, from December 31, 2009 to $1,475 million. Included in this accruing loan population are $943 million and $979 million of loans at March 31, 2010 and December 31, 2009, respectively, which have been sold to Ginnie Mae and are fully insured by the FHA and the VA. When loans are sold to Ginnie Mae, we retain an option to repurchase the loans when they become delinquent. As such, we are required to record these loans on our balance sheet when our option becomes exercisable. During the first quarter of 2010, we repurchased $493 million of the $979 million in eligible loans that had been sold to Ginnie Mae at December 31, 2009. Also included in the accruing loans past due ninety days or more as of March 31, 2010 and December 31, 2009 were $395 million and $367 million, respectively, of student loans which were federally guaranteed at various levels between 97% and 100%.

OREO as of March 31, 2010 was $628 million, an increase of $8 million, or 1%, from December 31, 2009. The growth consisted of a $6 million increase in residential homes and a $13 million increase in residential construction related properties, acquired through foreclosure, partially offset by a net decrease in commercial properties of $11 million, which was primarily attributed to the sale of one commercial property. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 50% and 38%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, these properties were re-evaluated and if necessary, written down to their then-current estimated net realizable value (estimated sales price less selling costs). Further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses. For additional discussion of OREO-related costs, see the “Noninterest Expense” section within this MD&A.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Certain financial instruments such as trading securities, derivatives, and securities available for sale are required to be carried at fair value. Companies are also permitted to elect to carry specific financial assets and financial liabilities at fair value. Reasons that a company may choose to elect fair value include: (i) to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities, (ii) to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting and/or (iii) to more accurately portray the active and dynamic management of a company’s balance sheet. Based on our balance sheet management strategies and objectives, we have elected to carry certain financial assets and financial liabilities at fair value; these instruments include all, or a portion, of the following: long-term debt, residential mortgage loans, brokered deposits, MSRs, and trading assets.

Following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at March 31, 2010. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements.

Trading Assets and Liabilities	Table 9

(Dollars in millions)	March 31 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$857	$499
Federal agency securities	418	474
U.S. states and political subdivisions	210	59
Residential mortgage-backed securities - agency	160	94
Residential mortgage-backed securities - private	5	6
Collateralized debt obligations	158	175
Corporate and other debt securities	531	466
Commercial paper	45	1
Asset backed securities	51	51
Equity securities	250	256
Derivative contracts	2,629	2,610
Trading loans	724	289

Total trading assets	$6,038	$4,980

Trading Liabilities
U.S. Treasury securities	$1,349	$190
Federal agency securities	4	3
Corporate and other debt securities	161	144
Equity securities	-	8
Derivative contracts	1,733	1,844

Total trading liabilities	$3,247	$2,189

Trading Assets and Liabilities

Trading assets increased $1.1 billion, or 21%, since December 31, 2009. This increase was primarily driven by an increase in trading loans and U.S. Treasury securities.

Trading loans increased during the first quarter of 2010 primarily as a result of the resumption of our TRS business. There were no TRS-related trading loans outstanding as of December 31, 2009, but by the end of the first quarter, the business had $399 million in outstanding trading loans.

Certain securities were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008 and first quarter of 2009. The securities acquired during the fourth quarter of 2007 included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from Company-sponsored securitizations. During the first three months of 2010, we recognized approximately $12 million in net market valuation gains related to these securities. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.4 billion since the acquisition in the fourth quarter of 2007, reducing the exposure at March 31, 2010 to approximately $141 million. During the first quarter of 2010, we received approximately $30 million in payments related to these securities. We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS.

All but a small amount of the remaining acquired asset portfolio consists of SIVs undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of those proceedings. While further losses are possible, our experience during 2009 and the first quarter of 2010 reinforces our belief that we have appropriately written these assets down to fair value as of March 31, 2010. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $171 million as of March 31, 2010 compared to $176 million as of December 31, 2009. The majority of these ARS are preferred equity securities, and the remaining securities are backed by trust preferred bank debt or student loans. Due to the continued redemptions of these shares, we increased the estimated fair value at March 31, 2010 from its December 31, 2009 estimated fair value, resulting in an unrealized gain of $5 million for the three months ended March 31, 2010.

Trading liabilities increased $1.1 billion, or 48%, since December 31, 2009, and was primarily related to a $1.2 billion increase in U.S. Treasury securities that we use to economically hedge certain assets in our trading portfolio.

Securities Available for Sale	Table 10

	March 31, 2010		December 31, 2009
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$5,205	$5,206	$5,206	$5,176
Federal agency securities	1,982	2,001	2,734	2,738
U.S. states and political subdivisions	896	916	928	945
Residential mortgage-backed securities - agency	13,435	13,711	15,704	15,916
Residential mortgage-backed securities - private	446	369	472	378
Asset-backed securities	1,002	1,004	310	315
Corporate bonds and other debt securities	496	509	505	512
Common stock of The Coca-Cola Company	-	1,650	-	1,710
Other equity securities[1]	872	873	786	787

Total securities available for sale	$24,334	$26,239	$26,645	$28,477

[1]

Includes $343 million and $343 million of Federal Home Loan Bank (“FHLB”) of Cincinnati and FHLB of Atlanta stock stated at par value, $360 million and $360 million of Federal Reserve Bank stock stated at par value and $168 million and $82 million of mutual fund investments stated at fair value as of March 31, 2010 and December 31, 2009, respectively.

Securities Available for Sale

The securities AFS portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The size of the securities portfolio, at fair value, was $26.2 billion as of March 31, 2010, a decrease of $2.2 billion, or 8%, from December 31, 2009. The carrying value of securities AFS reflected $1.9 billion in net unrealized gains as of March 31, 2010, comprised of a $1.6 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $254 million net unrealized gain on the remainder of the portfolio.

Given what appears to be a gradually improving economy and a higher probability that we are moving closer to an increasing rate environment, we began to take action to reduce our longer-term securities exposure. Specifically, during the first quarter of 2010, we reduced our holdings of agency-issued residential MBS in anticipation of reinvesting at higher yields in the near-term. For similar purposes, and in order to better diversify our portfolio, we sold federal agency securities and increased our ABS position. The new ABS securities are high quality and are backed by newly-originated consumer automobile loans.

The average yield on a FTE basis for securities held in the AFS portfolio during the first quarter of 2010 declined to 3.23% compared to 4.91% in the first quarter of 2009 and 3.63% in the fourth quarter of 2009. The yield decline was primarily due to the sale of higher yielding federal agency-issued residential MBS throughout the last three quarters of 2009 and during the first quarter of 2010. Additionally throughout the second half of 2009, lower yielding federal agency securities were purchased. During the fourth quarter of 2009, lower yielding U.S. Treasury securities were purchased and earmarked for the repayment of TARP upon regulatory approval. The portfolio’s effective duration decreased to 2.6% as of March 31, 2010 from 3.0% as of December 31, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.6% suggests an expected price change of 2.6% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong with approximately 94% of the total securities AFS portfolio rated AAA, the highest possible rating by nationally recognized rating agencies.

The amount of ARS recorded in the securities AFS portfolio totaled $171 million as of March 31, 2010 and $156 million as of December 31, 2009. Included in ARS are tax-exempt municipal securities in addition to student loan ABS.

Difficult to Value Financial Assets and Liabilities

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market conditions over the past several years have led to diminished and, in some cases, non-existent trading in certain of the financial asset classes that we have owned. When available, we obtain third party quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. The degree to which significant unobservable inputs have been utilized in our valuation procedures was more significant during the past two years, largely with respect to certain types of loans and securities. However, we have begun to observe increased trading activity in certain markets, such as corporate debt markets (both primary and secondary) and the market for SBA instruments, which has provided corroborating evidence for our estimates of fair value.

The lack of liquidity, as evidenced by significant decreases in the volume and level of activity in certain markets, creates additional challenges when estimating the fair value of certain financial instruments. Generally, the assets and liabilities most affected by the lack of liquidity are those required to be classified as level 3 in the fair value hierarchy. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing certain level 3 instruments. The illiquidity that continues to persist in certain markets are requiring discounts of this degree to drive a market competitive yield, as well as account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids and/or (iv) our professional judgment. For certain securities, particularly non-investment grade MBS, a reasonable market discount rate could not be determined using those methodologies and, therefore, dollar prices were established based on market intelligence.

Pricing services and broker quotes were obtained, when available, to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis; however, the ability to obtain reasonable and reliable broker quotes or price indications continues to be challenging. We gained an understanding of the information used by third party pricing sources to develop their estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques, but could not otherwise be supported by recent trades due to the illiquidity in the markets. These values were evaluated in relation to other securities, and other broker indications, as well as our independent knowledge of the security’s collateral. We believe that we evaluated all available information to estimate the value of level 3 instruments. The limited availability in the amount of third party information available necessitates the further use of internal models when valuing level 3 instruments. All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect.

Beginning in the first quarter of 2008, management established a cross-functional valuation working group to evaluate the available information pertaining to certain instruments carried at fair value, which have predominantly been certain level 3 instruments, and ultimately develop a consensus estimate of the instrument’s fair value. The process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, and internal cash flow and pricing matrix estimates. While this group continues to function, the instruments within its scope have diminished over time, due primarily to the maturity, redemption or other liquidation of many of the original instruments.

We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities available for sale, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 11

	As of
(Dollars in millions)	March 31, 2010	December 31, 2009

Trading assets	$388	$390
Securities available for sale	1,317	1,322
Loans held for sale	161	151
Loans	420	449
Other intangible assets [1]	1,641	936
Other assets [2]	33	14

Total level 3 assets	$3,960	$3,262

Total assets	$171,796	$174,165

Total assets measured at fair value	$37,086	$37,915

Level 3 assets as a percent of total assets	2.3%	1.9%
Level 3 assets as a percent of total assets measured at fair value	10.7	8.6

Trading liabilities	$-	$46
Other liabilities [2,3]	42	48

Total level 3 liabilities	$42	$94

Total liabilities	$149,176	$151,634

Total liabilities measured at fair value	$8,508	$7,161

Level 3 liabilities as a percent of total liabilities	0.0%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.5	1.3

[1]	Includes MSRs carried at fair value.
[2]	Includes IRLCs.
[3]	Includes derivative related to sale of Visa shares during the second quarter of 2009.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale totals approximately $1.3 billion at March 31, 2010, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $752 million at March 31, 2010. Level 3 trading assets total approximately $388 million at March 31, 2010. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly private ABS and MBS and collateral debt obligations, including interests retained from Company-sponsored securitizations or purchased from third-party securitizations and investments in SIVs. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all of the level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable. The majority of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is predominantly secured by 2007 vintage prime first lien mortgage loans; however, there is also exposure to prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007. Level 3 trading assets as of March 31, 2010 and level 3 trading liabilities as of December 31, 2009 consist of the Coke derivative valued at approximately $21 million and $46 million, respectively. See Note 13, “Fair Value Measurement and Election”, to the Consolidated Financial Statements for a detailed discussion regarding level 3 securities and valuation methodologies for each class of securities.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities available for sale or trading securities. As of March 31, 2010, the fair value of ARS purchased is approximately $171 million in trading assets and $171 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

We saw a slight reduction in our level 3 portfolios during the three months ended March 31, 2010 primarily due to sales, paydowns, redemptions and maturities of securities, offset by related gains upon disposition as well as net unrealized gains and a small amount of purchases. There were no transfers of assets between level 3 and level 2 during the three months ended March 31, 2010.

Residual and other retained interests classified as securities AFS or trading securities are valued based on internal models that incorporate assumptions, such as prepayment speeds, estimated credit losses, and discount rates which are generally not observable in the current markets. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuations or used to validate outputs from our own proprietary models. We evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

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

During the three months ended March 31, 2010, we recognized through earnings $27 million in net gains related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macro-economic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities.

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

During the three months ended March 31, 2010, we transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale as we intend to sell these loans during the second quarter of 2010. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the portfolio was carried at fair value. As a result, the incremental charge-off recorded upon transfer to held for sale primarily related to recording the amortized cost loans at the lower of cost or market. These nonperforming loans are classified as level 3 instruments and were valued at a discount of the estimated underlying collateral value consistent with how current investors are valuing such loans. In applying this methodology, the underlying collateral value was determined through broker price opinions and the discounts applied to the broker price opinions were based on market indications received from an independent third party broker that had analyzed these loans. There were no similar transfers during the three months ended March 31, 2009.

Other Intangible Assets

Beginning January 1, 2010, we began recording MSRs at fair value on a recurring basis. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for discussion of the valuation methodology, underlying assumptions and validation procedures performed.

Other Assets/Liabilities, net

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative is estimated based on our expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. See Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements for further discussion.

The fair value methodology and assumptions related to our IRLCs is described in Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements.

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

Capital Ratios	Table 12

(Dollars in millions)	March 31 2010	December 31 2009
Tier 1 capital	$17,853	$18,069
Total capital	22,680	22,895
Risk-weighted assets	135,996	139,380

Tier 1 capital [1]	$17,853	$18,069
Less:
Qualifying trust preferred securities	2,350	2,356
Preferred stock	4,923	4,917
Allowable minority interest	102	104

Tier 1 common equity	$10,478	$10,692

Risk-based ratios:
Tier 1 common equity	7.70%	7.67%
Tier 1 capital	13.13	12.96
Total capital	16.68	16.43
Tier 1 leverage ratio	10.95	10.90
Total shareholders’ equity to assets	13.17	12.94

1 Tier 1 capital includes trust preferred obligations of $2,350 million and $2,356 million at March 31, 2010 and December 31, 2009, respectively. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $102 million and $104 million at March 31, 2010 and December 31, 2009, respectively.

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

In connection with the SCAP in 2009, our regulators began focusing on Tier 1 common equity which is the proportion of Tier 1 capital that is common equity. Tier 1 common equity and the Tier 1 common equity ratio are not determined in accordance with GAAP and are not defined in federal banking regulations. As a result, our calculation of these measures may be different than other financial service companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

Our capital levels remained stable with Tier 1 common equity, Tier 1 capital, and total capital ratios at 7.70%, 13.13%, and 16.68%, respectively, at March 31, 2010 compared to 7.67%, 12.96%, and 16.43%, respectively, at December 31, 2009. We have substantial available liquidity as the inflows of high quality deposits have largely been retained in cash and invested in high quality government-backed securities.

We declared and paid common dividends totaling $5 million during the three months ended March 31, 2010, or $0.01 per common share, compared to $36 million, or $0.10 per common share, during the same period in 2009. In addition, we declared dividends payable during the three months ended March 31, 2010 of approximately $2 million on our Series A preferred stock compared to $5 million during the same period in 2009. Further, during the three month periods ended March 31, 2010 and March 31, 2009, we declared dividends payable of $61 million in each period, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury. Given our capital position and our current liquidity, we are well positioned to repay TARP when regulatory approval is received.

During the third quarter of 2009, we reduced the common share dividend to $0.01 per share, per quarter where it remained as of the most recent common share dividend declaration in March 2010. It is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators as further described below.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s CPP. Generally, we may not pay a regular quarterly cash dividend of more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. Limits also exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at March 31, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Risk Management

Other than those discussed in the “Allowance for Credit Losses” section of this MD&A, there have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Market Risk from Non-Trading Activities

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. The net interest income profile reflects a slightly asset sensitive position with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2010	December 31, 2009

+100	0.4%	0.0%
-100	(0.1%)	0.1%

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

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2010	December 31, 2009

+100	1.0%	0.5%
-100	(0.4%)	(0.3%)

The difference from December 31, 2009 to March 31, 2010 seen above in both the economic and financial reporting perspectives related to a 100 basis point shock is primarily due to a change in balance sheet mix.

We also perform valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis above. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.

As of March 31, 2010, the MVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	Estimated % Change in MVE
	March 31, 2010	December 31, 2009

+100	(4.1%)	(4.2%)
-100	2.1%	2.3%

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

Trading Activities

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had zero backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the three months ended March 31, 2010 and 2009.

(Dollars in millions)	March 31, 2010	March 31, 2009
Average VAR	$11	$28
High VAR	$13	$30
Low VAR	$10	$24

The decrease in VAR for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to sales, paydowns and maturities of acquired assets. Trading assets net of trading liabilities averaged $2,728 million and $6,322 million for the three months ended March 31, 2010 and 2009, respectively. Trading assets net of trading liabilities were $2,791 million and $4,347 million at March 31, 2010 and 2009, respectively. Declines in average and ending trading assets net of trading liabilities is primarily due to balance sheet management activities and increased market liquidity.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt and capital.

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the FHLB system and the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio. As of March 31, 2010, the potential liquidity from these three sources totaled $30,147 million which we believe exceeds any contingent liquidity needs.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our allowance for loan losses, earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base.

During the first quarter of 2010, the Parent Company and the Bank experienced credit rating downgrades from S&P, Fitch and DBRS. On February 1, S&P downgraded the senior, long-term credit ratings of the Parent Company and the Bank from BBB+ to BBB and A- to BBB+, respectively. The short-term ratings of both the Parent Company and the Bank remained at A-2. On March 26, Fitch downgraded the senior, long-term credit ratings of both the Parent Company and the Bank from A- to BBB+, while the short-term rating dropped from F1 to F2. Also on March 26, DBRS downgraded the senior, long-term credit ratings of the Parent Company and the Bank from A to A (low) and A (high) to A, respectively. The short-term ratings of the Parent Company were unchanged at R-1 (low), while the short-term ratings of the Bank dropped from R-1 (middle) to R-1 (low). As part of these actions, S&P, Fitch and DBRS all changed the outlook for our credit ratings from “negative” to “stable”, due in part to our broad banking franchise, diversified revenue base, good liquidity profile and improving credit trends.

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, or CP. Lenders in these unsecured instruments extend credit lines to borrowers based in large part upon the borrower’s credit ratings from the three large nationally recognized statistical ratings organizations. After an S&P downgrade of our credit ratings in April 2009, the Bank experienced a decrease in its available credit lines which reduced its depth of access and slightly increased its cost of borrowing in these instruments. However, the Bank’s conservative liquidity profile and prudent liquidity management greatly mitigated the impact of that credit rating downgrade and the impact of the first quarter 2010 downgrades on our business has been considerably more limited. During the first quarter of 2010, the Parent Company had no CP outstanding and the Bank was a net lender in the short-term money markets.

Sources of Funds. Our primary sources of funds include a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $116,144 million as of March 31, 2010, down slightly from $116,303 million as of December 31, 2009. The Bank used core deposit growth to replace $3,016 million of wholesale funding which matured during the first quarter of 2010, bolstering the quality and capacity of the Bank’s already strong liquidity position.

We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and CP. Aggregate wholesale funding totaled $25,378 million as of March 31, 2010 reduced from $28,235 million as of December 31, 2009. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $5,755 million as of March 31, 2010, down from $8,938 million as of December 31, 2009.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, and various capital securities such as common or preferred stock. The Board of the Parent Company has authorized the issuance of up to $3,000 million of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of March 31, 2010, the Bank had capacity to issue $31,071 million of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent can sustain itself on its existing cash balance without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt is scheduled to mature during 2010 and none is scheduled to mature in 2011. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

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

Recent Market and Regulatory Developments. Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become law, the potential impact of which cannot be presently quantified. See discussion of certain current legislative and regulatory proposals within the “Executive Overview” section of this MD&A.

Other Liquidity Considerations. As detailed in Table 13, we had an aggregate potential obligation of $64,130 million to our clients in unused lines of credit at March 31, 2010. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. At December 31, 2009, the Bank had unused lines of credit outstanding to Three Pillars as shown in the commercial paper conduit line in Table 13, which reflected lines of credit that the Bank issued to support the operations of Three Pillars. However, Three Pillars was consolidated during the quarter ended March 31, 2010 and therefore the amount now shown in Table 13 in the commercial paper conduit line at March 31, 2010 is the unused lines of credit that Three Pillars has extended to its clients, as opposed to the lines of credit that the Bank has extended to Three Pillars, which are still legally outstanding. We also had $7,962 million in letters of credit as of March 31, 2010, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $5,098 million of these letters as of March 31, 2010 supported VRDOs. Our lines and letters of credit have declined since December 31, 2009 due to our decision to reduce exposure to certain higher risk areas, as well as due to clients’ decision not to renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital. For more information about Three Pillars, see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

As of March 31, 2010, our cumulative UTBs amounted to $106 million. Interest related to UTBs was $31 million as of March 31, 2010. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Unfunded Lending Commitments	Table 13

(Dollars in millions)	March 31 2010	December 31 2009
Unused lines of credit
Commercial	$32,319	$35,028
Mortgage commitments[1]	10,218	12,227
Home equity lines	14,805	15,208
Commercial real estate	1,726	1,922
Commercial paper conduit	1,316	3,787
Credit card	3,746	3,946

Total unused lines of credit	$64,130	$72,118

Letters of credit
Financial standby	$7,759	$8,778
Performance standby	128	140
Commercial	75	83

Total letters of credit	$7,962	$9,001

1 Includes $4 billion and $3 billion in IRLCs accounted for as derivatives as of March 31, 2010 and December 31, 2009, respectively.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of January 1, 2010, we designated at fair value the remaining MSR portfolio of $604 million being carried at LOCOM. Upon designating the remaining MSRs at fair value, we increased the carrying value of these MSRs by $145 million and recorded an increase in retained earnings, net of taxes, of $89 million. The decision to designate the portfolio at fair value, key economic assumptions, and the sensitivity of the current fair value of the MSRs as of March 31, 2010 is discussed in greater detail in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements.

The MSRs being carried at fair value total $1,641 million and $936 million as of March 31, 2010 and December 31, 2009, respectively, and are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with a fair value of $66 million and $146 million, at the time of origination, during the three months ended March 31, 2010 and 2009, respectively. We recorded a decrease in fair value of $109 million and $26 million for the three months ended March 31, 2010 and 2009, respectively, including “decay” resulting from the realization of expected monthly net servicing cash flows. We recorded a net loss in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $33 million (including decay of $64 million) for the three months ended March 31, 2010 and a gain of $35 million (including decay of $17 million) for the three months ended March 31, 2009, inclusive of the mark to market adjustments on the related hedges.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. There are no significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

BUSINESS SEGMENTS

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

In 2009 and the first quarter of 2010, we utilized four business segments to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management, with the remainder in Corporate Other and Treasury. We announced at the end of the first quarter of 2010, certain organizational changes effective in the second quarter of 2010 that will result in changes to our business segments. We continue to evaluate the circumstances surrounding these changes and intend to finalize the resulting business segments during the second quarter of 2010.

The following table for our reportable business segments compares net income/(loss) for the three months ended March 31, 2010 to the same period in 2009:

Net Income/(Loss) by Segment	Table 14

	Three Months Ended March 31
(Dollars in millions)	2010	2009
Retail and Commercial	$27	($280)
Corporate and Investment Banking	37	17
Household Lending	(354)	(498)
Wealth and Investment Management	34	17
Corporate Other and Treasury	101	162
Reconciling Items	(7)	(232)

The following table for our reportable business segments compares average loans and average deposits for the period ended March 31, 2010 to the same period in 2009:

Average Loans and Deposits by Segment	Table 15

	Three Months Ended March 31
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2010	2009	2010	2009
Retail and Commercial	$45,413	$50,056	$93,354	$86,362
Corporate and Investment Banking	18,437	23,233	7,325	7,412
Household Lending	42,215	43,499	2,474	2,954
Wealth and Investment Management	8,065	8,285	11,253	10,109
Corporate Other and Treasury	315	298	794	779

BUSINESS SEGMENT RESULTS

Retail and Commercial Banking

Three Months Ended March 31, 2010 vs. 2009

Retail and Commercial Banking reported net income of $27 million for the three months ended March 31, 2010, compared to a net loss of $280 million in the same period of 2009 which included an after-tax $292 million goodwill impairment charge. The increase in net income was the result of lower expenses, primarily related to the goodwill impairment charge, and higher net interest income, partially offset by higher provision for credit losses.

Net interest income was $657 million, a $69 million, or 12%, increase from the same period in 2009 primarily due to higher average deposit balances and increased deposit spreads. Average loan balances declined $4.6 billion, or 9%, with decreases in commercial real estate, commercial, residential mortgages and equity lines partially offset by increases in tax-exempt loans and nonaccrual loans. Loan-related net interest income was flat compared to the prior year as lower loan volume was offset by increased loan spreads. Average consumer and commercial deposit balances increased $7.0 billion, or 8%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. NOW and money market accounts increased a combined $9.6 billion, or 24%, while CD and IRA accounts decreased $4.7 billion, or 17%. Low cost demand deposit and savings accounts increased a combined $2.0 billion, or 11%. Deposit-related net interest income increased by $59 million, or 13%, as a result of the increase in deposit volume as well as an increase in overall deposit spreads. Net interest income also increased $7 million due to the reduction in funding costs related to a decline in intangibles.

Provision for credit losses was $240 million, a $20 million, or 9%, increase over the same period in 2009. The increase in provision was predominantly driven by an increase in provision for real estate construction, commercial real estate, and home equity lines as we continue to resolve residential real estate risk.

Total noninterest income was $319 million, a decrease of $8 million, or 2%, from the same period in 2009. While card fees increased $13 million, or 21%, primarily due to the increase in accounts and transactions, service charges on deposits decreased $9 million, or 5%, driven by lower NSF and commercial deposit analysis fees.

Total noninterest expense was $726 million, down $280 million, or 28%, over the same period in 2009. The decline was primarily driven by a $299 million non-cash charge taken in the first quarter of 2009 related to the impairment of goodwill associated with the Commercial Real Estate and Affordable Housing businesses. Credit-related collections and other real estate expense increased $24 million and FDIC insurance expense increased $17 million. Meanwhile, staff expenses declined by $18 million reflecting compensation costs.

Corporate and Investment Banking

Three Months Ended March 31, 2010 vs. 2009

Corporate and Investment Banking’s net income for the three months ended March 31, 2010 was $37 million, an increase of $20 million, or 123%, compared to the same period in 2009. The increase was driven by a $38 million decline in provision for credit losses and increase in net interest income.

Net interest income was $107 million, an increase of $12 million, or 12% from the prior year, primarily due to improved loan portfolio and deposit spreads. Average loan balances decreased $4.8 billion, or 21%, primarily due to the continued reduction of revolver utilization by large corporate clients, partially offset by approximately $1.4 billion of incremental loans as the result of the consolidation of previously off-balance sheet loans. Loan-related net interest income increased $10 million, or 14%, as the decrease in average balances was more than offset by higher spreads and fee recognition. Total average customer deposits decreased $87 million, or 1%, primarily in money market accounts and CDs. Despite a reduction in balances, customer deposit-related net interest income increased $3 million, or 13%, as a result of improved deposit mix and higher spreads.

Provision for credit losses was $37 million, as net charge-offs declined $38 million, or 50%, from the prior year. Net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.

Total noninterest income was $126 million, a decline of $34 million, or 21%, over the prior year. The decline is primarily due to higher loss contingency reserves related to the deterioration of collateral on previously securitized loans, lower derivative and bond revenues, and lower leasing-related revenue. This is offset by an increase in syndications, equity and fixed income sales and trading, commitment fees, and lower impairment on private equity investments.

Total noninterest expense was $134 million, a decrease of $18 million, or 12%. The decrease was primarily the result of lower staff expense and incentive compensation.

Household Lending

Three Months Ended March 31, 2010 vs. 2009

Household Lending reported a net loss of $354 million for the three months ended March 31, 2010 compared with a net loss of $498 million in 2009. The lower net loss was driven by a decrease in noninterest expense primarily due to the $432 million, after-tax, non-cash impairment of goodwill recorded in the first quarter of 2009, partially offset by lower loan production income and higher provision for credit losses.

Net interest income was $200 million for the three months ended March 31, 2010, a decline of $18 million, or 8%. Average loans held for sale declined $2.4 billion, or 46%, while the related net interest income declined $25 million, or 49%. Although consumer mortgages declined $2.2 billion, or 8%, the related net interest income increased $6 million, or 9%, due to improved spreads.

Provision for credit losses was $531 million, an increase of $225 million, or 74%. Much of the increase is attributable to two specific actions initiated during the current quarter. First, $131 million in incremental charge-offs were recorded on severely delinquent residential mortgage loans with collateral located in jurisdictions in which we are experiencing extended foreclosure periods, primarily Florida. The losses on these severely delinquent loans arose from declines in collateral value while the loans were in foreclosure. Historically, our process was to record the additional charge-off when the foreclosure was completed. However, due to the protracted foreclosure process, we concluded that an additional charge-off after twelve months had lapsed from initial charge-off was appropriate. Second, charge-offs of $51 million were recorded associated with the transfer of $211 million of nonperforming residential mortgages to LHFS. We are actively marketing these loans with the intent to complete a transaction in the second quarter of 2010. The balance of the increase was due to higher consumer mortgage charge-offs.

Noninterest income was $62 million, a $273 million, or 81%, decrease primarily due to lower production income. Production income declined $287 million due to lower loan volume and margins, lower fees, and higher repurchase-related costs. The current quarter included $128 million of estimated mortgage repurchase losses compared to $26 million in the first quarter of 2009. Total mortgage production for the three months ended March 31, 2010 was $5.6 billion, down 58%, from the prior year. Servicing income was up $6 million, or 10%, principally due to higher service fees partially offset by lower MSR performance in 2009 that included a $31 million impairment recovery. At March 31, 2010, total loans serviced were $178.0 billion, an increase of $11.6 billion, or 7%, from $166.4 billion at March 31, 2009.

Noninterest expense was $302 million, a decrease of $498 million, or 62%, compared to the three months ended March 31, 2009. The decline was driven by the $452 million non-cash goodwill impairment charge recorded in first quarter 2009 and a $56 million, or 39%, decline in credit-related expenses that include credit services, collection costs, and other real estate expenses.

Wealth and Investment Management

Three Months Ended March 31, 2010 vs. 2009

Wealth and Investment Management’s net income for the three months ended March 31, 2010 was $34 million, an increase of $17 million, or 100%, compared to 2009. The increase in net income was primarily due to higher net interest income and noninterest income.

Net interest income was $102 million, an increase of $16 million, or 18%, primarily driven by higher deposit net interest income. Average loan balances declined slightly while loan-related net interest income increased $3 million, or 9%, due to increased spreads. Average deposits increased $1.1 billion, or 11%, while deposit-related net interest income increased $11 million, or 18%, due to the combination of higher average balances and improved deposit spreads.

Provision for credit losses was $13 million, an increase of $3 million, or 30%, primarily due to higher consumer loan net charge-offs.

Total noninterest income was $186 million, an increase of $11 million, or 7%. Trust income increased $6 million, or 5%, primarily due to higher market valuations on managed equity assets partially offset by lower money market mutual fund revenue. Trading income increased $9 million due to valuation losses in the first quarter of 2009 associated with previously acquired illiquid securities. These increases were partially offset by an $8 million, or 16%, decline in retail investment income driven by lower fixed annuity revenue. Specifically, fixed annuity revenue declined $16 million from the first quarter of 2009 and more than offset the positive impact of the sale of brokerage products with recurring revenues linked to the equity markets, as well as increased transactional revenue from variable annuities and mutual fund sales. As of March 31, 2010, assets under management were approximately $122.7 billion compared to $106.2 billion as of March 31, 2009. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $211.9 billion, which includes $122.7 billion in assets under management, $46.7 billion in non-managed trust assets, $33.3 billion in retail brokerage assets, and $9.2 billion in non-managed corporate trust assets.

Total noninterest expense was $221 million, a decrease of $3 million, or 1%, driven by lower structural, volume, and overhead expenses while staff expense remained relatively flat compared to 2009 levels.

Corporate Other and Treasury

Three Months Ended March 31, 2010 vs. 2009

Corporate Other and Treasury’s net income for the three months ended March 31, 2010 was $101 million, a decrease of $60 million, or 37%, compared to prior year. The primary cause of the decrease was due to gains on our debt and related hedges carried at fair value in the first quarter of 2009 compared to losses in the first quarter of 2010.

Net interest income was $119 million, an increase of $24 million, or 25%, over the same period in 2009 primarily due to increased gains from hedges employed as part of an overall interest rate risk management strategy. Total average assets increased $8.9 billion, or 37%, primarily due to net purchases into the investment portfolio and an increase in other assets due to the prepayment of FDIC assessments. Total average deposits decreased $4.9 billion, or 66%, primarily due to a $4.7 billion, or 74%, decrease in brokered deposits, as we reduced our reliance on wholesale funding sources in conjunction with solid consumer and commercial deposit growth.

Total noninterest income was $11 million, a decrease of $119 million, or 92%. The current quarter included $20 million in mark to market valuation losses on our public debt and related hedges carried at fair value compared to $113 million of valuation gains in the first quarter of 2009. The current quarter also included $8 million of incremental valuation gains on ARS.

Total noninterest expense increased $7 million, or 28%, compared to the first quarter of 2009. The increase in expense was primarily due to lower gains on the extinguishment of debt recorded in 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, at pages 87 through 91, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position. See Note 14, “Contingencies,” to the Consolidated Financial Statements for additional information.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[4]
January 1-31	-	-	-	30,000,000	-	-	-	9,469,530
February 1-28	-	-	-	30,000,000	-	-	-	9,469,530
March 1-31	-	-	-	30,000,000	-	-	-	9,469,530

Total first quarter 2010	-	-	-		-	-	-

Total year-to-date 2010	-	-	-		-	-	-

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2Includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the three months ended March 31, 2010, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

3On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

4The Company may repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. The amount disclosed reflects the maximum number of Series A Preferred Shares which the Company may repurchase at par under this authority assuming it is used solely to repurchase Series A Preferred Stock.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        (Removed and Reserved).

Item 5.        OTHER INFORMATION

(a) None.

(b) None.

Item 6.        EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.

*

3.2	Bylaws of the Registrant, as amended and restated on March 4, 2010, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2010.	*

10.1	Form of Salary Share Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed January 13, 2010.	*

10.2	Form of CPP Long-Term Restricted Stock Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 6, 2010.	*

31.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of May, 2010.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief
Accounting Officer)