Form 10-Q
period 2010-06-30
SUNTRUST BANKS INC
filed 2010-08-06
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

At July 29, 2010, 499,934,095 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

GLOSSARY OF DEFINED TERMS

A&D — Acquisition and development.

ABS — Asset-backed securities.

ALCO — Asset/Liability Management Committee.

ALLL — Allowance for loan and lease losses.

Alt-A — Alternative A-paper.

AOCI — Accumulated other comprehensive income.

AFS — Available for sale.

ARM — Adjustable rate mortgage.

ARS — Auction rate securities.

ASC —FASB Accounting Standard Codification.

ASU — Accounting Standards Update.

ATE — Additional termination event.

ATM — Automated teller machine.

Bank — SunTrust Bank.

Board — The SunTrust Banks, Inc. Board of Directors.

CDO — Collateralized debt obligations.

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

CP — Commercial paper.

CPP — Capital Purchase Program.

CSA — Credit support annex.

Cusip — Committee on Uniform Security Identification Procedures.

DBRS — Dun and Bradstreet, Inc.

Dodd-Frank Reform Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

i

FRM – Fixed rate mortgage.

FTE — Fully taxable-equivalent.

FVO — Fair value option.

GenSpring — GenSpring Family Offices LLC.

GB&T — GB&T Bancshares, Inc.

GSE — Government-sponsored enterprise.

HUD — Department of Housing and Urban Development.

IIS — Institutional Investment Solutions.

Inlign — Inlign Wealth Management, LLC.

IPO — Initial public offering.

IRA — Individual retirement arrangement.

IRLC — Interest rate lock commitment.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Association, Inc.

LHFI-FV — Loans held for investment carried at fair value.

LHFS — Loans held for sale.

LIBOR —London InterBank Offered Rate.

LOCOM – Lower of cost or market.

LTI— Long-term incentive.

LTSC – Long-term standby commitment

LTV — Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMMF — Money market mutual fund.

Moody’s — Moody’s Investors Service.

MSR — Mortgage servicing right.

MVE — Market value of equity.

NOW — Negotiable order of withdrawal account.

NPL — Nonperforming loan.

NSF — Non-sufficient funds.

OCI — Other comprehensive income.

OREO — Other real estate owned.

OTC — Over-the-counter.

OTTI — Other-than-temporary impairment.

Parent Company — SunTrust Banks, Inc.

PWM — Private Wealth Management.

QSPE — Qualifying special purpose entity.

RidgeWorth — RidgeWorth Capital Management, Inc.

RMBS — Residential mortgage-backed securities.

S&P — Standard and Poor’s.

SBA — Small Business Administration.

SCAP — Supervisory Capital Assessment Program.

SEC —U.S. Securities and Exchange Commission.

Seix — Seix Investment Advisors, Inc.

SEO — Senior executive officers.

SIV — Structured investment vehicle.

ii

SPE — Special purpose entity.

STIIA — SunTrust Institutional Investment Advisors LLC.

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

U.S. — United States.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTBs — Unrecognized tax benefits.

VA —Veterans’ Administration.

VAR —Value at risk.

VI — Variable interest.

VIE — Variable interest entity.

Visa — The Visa, U.S.A. Inc. card association or its affiliates, collectively.

VRDO — Variable rate demand obligation.

iii

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars and shares in thousands, except per share data) (Unaudited)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$1,317,707	$1,397,045	$2,634,463	$2,809,930
Interest and fees on loans held for sale	33,146	72,406	66,323	134,238
Interest and dividends on securities available for sale
Taxable interest	167,463	168,659	343,365	349,861
Tax-exempt interest	8,506	10,018	17,434	20,717
Dividends[1]	18,970	18,066	37,929	36,228
Interest on funds sold and securities purchased under agreements to resell	280	558	525	1,495
Interest on deposits in other banks	11	63	29	176
Trading account interest	24,310	26,459	44,011	69,964

Total interest income	1,570,393	1,693,274	3,144,079	3,422,609

Interest Expense
Interest on deposits	225,199	398,903	458,244	822,776
Interest on funds purchased and securities sold under agreements to repurchase	1,520	2,441	2,612	5,174
Interest on trading liabilities	8,141	4,917	14,276	11,077
Interest on other short-term borrowings	3,021	3,593	6,215	8,748
Interest on long-term debt	154,382	193,763	313,165	423,079

Total interest expense	392,263	603,617	794,512	1,270,854

Net interest income	1,178,130	1,089,657	2,349,567	2,151,755
Provision for credit losses	662,064	962,181	1,523,673	1,956,279

Net interest income after provision for credit losses	516,066	127,476	825,894	195,476

Noninterest Income
Service charges on deposit accounts	207,765	210,224	403,667	416,618
Card fees	94,306	80,505	181,240	156,165
Other charges and fees	133,379	127,799	262,479	252,120
Trust and investment management income	127,222	117,007	249,309	233,017
Retail investment services	48,626	55,400	95,366	112,113
Mortgage production related income/(loss)	(16,462)	165,388	(47,391)	415,858
Mortgage servicing related income	87,544	139,658	158,048	223,010
Investment banking income	57,875	77,038	113,791	136,572
Trading account profits/(losses) and commissions	108,738	(30,020)	101,470	77,273
Gain from ownership in Visa	-	112,102	-	112,102
Other noninterest income	46,035	41,473	73,666	79,587
Net securities gains/(losses)[2]	56,971	(24,899)	58,514	(21,522)

Total noninterest income	951,999	1,071,675	1,650,159	2,192,913

Noninterest Expense
Employee compensation	575,420	569,228	1,131,918	1,142,250
Employee benefits	107,063	134,481	242,358	297,511
Outside processing and software	157,764	145,359	306,467	283,720
Net occupancy expense	89,927	87,220	181,068	174,637
Regulatory assessments	65,029	148,675	129,364	196,148
Credit and collection services	65,550	66,269	139,340	114,187
Other real estate expense	86,464	49,036	132,472	93,408
Equipment expense	42,366	43,792	82,879	87,332
Marketing and customer development	43,958	30,264	78,085	64,989
Operating losses	16,106	32,570	29,903	55,191
Amortization/impairment of goodwill/intangible assets	13,172	13,955	26,359	780,971
Mortgage reinsurance	8,780	24,581	18,180	94,620
Net loss on debt extinguishment	63,423	38,864	54,116	13,560
Visa litigation	-	7,000	-	7,000
Other noninterest expense	167,727	136,678	310,783	274,471

Total noninterest expense	1,502,749	1,527,972	2,863,292	3,679,995

Loss before benefit for income taxes	(34,684)	(328,821)	(387,239)	(1,291,606)
Benefit for income taxes	(49,764)	(148,957)	(243,926)	(299,734)

Net income/(loss) including income attributable to noncontrolling interest	15,080	(179,864)	(143,313)	(991,872)
Net income attributable to noncontrolling interest	2,696	3,596	5,117	6,755

Net income/(loss)	$12,384	($183,460)	($148,430)	($998,627)

Net loss available to common shareholders	($56,109)	($164,428)	($285,293)	($1,039,809)

Net income/(loss) per average common share
Diluted	($0.11)	($0.41)	($0.58)	($2.77)
Basic	(0.11)	(0.41)	(0.58)	(2.77)

Dividends declared per common share	0.01	0.10	0.02	0.20

Average common shares - diluted[3]	498,499	400,633	498,369	376,400
Average common shares - basic	495,351	399,242	495,112	375,429
[1] Includes dividends on common stock of The Coca-Cola Company	$13,200	$12,300	$26,400	$24,600

2Net securities gains/(losses) for the three and six months ended June 30, 2010 include OTTI losses of $1 million and $2 million, respectively. During the three and six months ended June 30, 2010, there were no non-credit related unrealized OTTI losses recorded in other comprehensive income. Net securities gains/(losses) for the three and six months ended June 30, 2009 include OTTI losses of $6 million consisting of $9 million of total unrealized losses, net of $3 million of non-credit related unrealized OTTI losses recorded in other comprehensive income.

3For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	June 30 2010	December 31 2009
Assets
Cash and due from banks	$3,835,943	$6,456,406
Interest-bearing deposits in other banks	24,463	24,109
Funds sold and securities purchased under agreements to resell	932,769	516,656

Cash and cash equivalents	4,793,175	6,997,171
Trading assets	6,165,802	4,979,938
Securities available for sale	27,598,360	28,477,042
Loans held for sale[1] (loans at fair value: $2,524,470 as of June 30, 2010; $2,923,375 as of December 31, 2009)	3,184,717	4,669,823
Loans [2] (loans at fair value: $410,870 as of June 30, 2010; $448,720 as of December 31, 2009)	112,925,417	113,674,844
Allowance for loan and lease losses	(3,156,000)	(3,120,000)

Net loans	109,769,417	110,554,844
Premises and equipment	1,547,294	1,551,794
Goodwill	6,323,028	6,319,078
Other intangible assets (MSRs at fair value: $1,297,668 as of June 30, 2010; $935,561 as of December 31, 2009)	1,443,227	1,711,299
Customers’ acceptance liability	10,620	6,264
Other real estate owned	699,828	619,621
Unsettled sales of securities available for sale	534,512	-
Other assets	8,598,490	8,277,861

Total assets	$170,668,470	$174,164,735

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$25,382,113	$24,244,041
Interest-bearing consumer and commercial deposits	90,879,385	92,059,411

Total consumer and commercial deposits	116,261,498	116,303,452
Brokered deposits (CDs at fair value: $1,203,858 as of June 30, 2010; $1,260,505 as of December 31, 2009)	2,342,435	4,231,530
Foreign deposits	64,170	1,328,584

Total deposits	118,668,103	121,863,566
Funds purchased	1,260,447	1,432,581
Securities sold under agreements to repurchase	2,476,519	1,870,510
Other short-term borrowings	2,516,714	2,062,277
Long-term debt[3] (debt at fair value: $3,682,630 as of June 30, 2010; $3,585,892 as of December 31, 2009)	15,658,705	17,489,516
Acceptances outstanding	10,620	6,264
Trading liabilities	2,655,092	2,188,923
Other liabilities	4,398,376	4,720,243

Total liabilities	147,644,576	151,633,880

Preferred stock	4,929,357	4,917,312
Common stock, $1.00 par value	514,667	514,667
Additional paid in capital	8,445,077	8,521,042
Retained earnings	8,358,155	8,562,807
Treasury stock, at cost, and other	(968,279)	(1,055,136)
Accumulated other comprehensive income, net of tax	1,744,917	1,070,163

Total shareholders’ equity	23,023,894	22,530,855

Total liabilities and shareholders’ equity	$170,668,470	$174,164,735

Common shares outstanding	499,928,565	499,156,858
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,225	50,225
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	14,738,030	15,509,737

[1] Includes loans held for sale of consolidated VIEs	$301,012	-

[2] Includes loans of consolidated VIEs	1,689,873	-

[3] Includes debt of consolidated VIEs	280,162	-

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(998,627)	-	-	(998,627)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	51,967	51,967
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(337,565)	(337,565)
Change related to employee benefit plans	-	-	-	-	-	-	136,174	136,174

Total comprehensive loss								(1,148,051)
Change in noncontrolling interest	-	-	-	-	-	1,839	-	1,839
Common stock dividends, $0.20 per share	-	-	-	-	(72,646)	-	-	(72,646)
Series A preferred stock dividends, $2,022 per share	-	-	-	-	(10,635)	-	-	(10,635)
U.S. Treasury preferred stock dividends, $2,504 per share	-	-	-	-	(121,438)	-	-	(121,438)
Accretion of discount associated with U.S. Treasury preferred stock	11,387	-	-	-	(11,387)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	141,868	141,868	1,687,299	-	-	-	1,829,167
Extinguishment of forward stock purchase contract	-	-	-	164,927	-	-	-	164,927
Repurchase of preferred stock	(314,227)	-	-	4,843	89,425	-	-	(219,959)
Exercise of stock options and stock compensation expense	-	-	-	8,631	-	-	-	8,631
Restricted stock activity	-	1,676	-	(186,168)	-	157,693	-	(28,475)
Amortization of restricted stock compensation	-	-	-	-	-	36,277	-	36,277
Issuance of stock for employee benefit plans and other	-	727	-	(44,140)	(3)	56,859	-	12,716
Adoption of OTTI guidance	-	-	-	-	7,715	-	(7,715)	-

Balance, June 30, 2009	$4,918,863	498,786	$514,667	$8,540,036	$9,271,388	($1,115,782)	$823,986	$22,953,158

Balance, January 1, 2010	$4,917,312	499,157	$514,667	$8,521,042	$8,562,807	($1,055,136)	$1,070,163	$22,530,855
Net loss	-	-	-	-	(148,430)	-	-	(148,430)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	214,340	214,340
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	377,261	377,261
Change related to employee benefit plans	-	-	-	-	-	-	83,153	83,153

Total comprehensive income								526,324
Change in noncontrolling interest	-	-	-	-	-	(2)	-	(2)
Common stock dividends, $0.02 per share	-	-	-	-	(9,988)	-	-	(9,988)
Series A preferred stock dividends, $2,022 per share	-	-	-	-	(3,488)	-	-	(3,488)
U.S. Treasury preferred stock dividends, $2,500 per share	-	-	-	-	(121,250)	-	-	(121,250)
Accretion of discount associated with U.S. Treasury preferred stock	12,045	-	-	-	(12,045)	-	-	-
Stock compensation expense	-	-	-	11,298	-	-	-	11,298
Restricted stock activity	-	461	-	(69,531)	-	41,318	-	(28,213)
Amortization of restricted stock compensation	-	-	-	-	-	22,221	-	22,221
Issuance of stock for employee benefit plans and other	-	311	-	(17,732)	1,976	23,320	-	7,564
Fair value election of MSRs	-	-	-	-	88,995	-	-	88,995
Adoption of VIE consolidation guidance	-	-	-	-	(422)	-	-	(422)

Balance, June 30, 2010	$4,929,357	499,929	$514,667	$8,445,077	$8,358,155	($968,279)	$1,744,917	$23,023,894

1

Balance at June 30, 2010 includes ($1,021,588) for treasury stock, ($54,885) for compensation element of restricted stock, and $108,194 for noncontrolling interest. Balance at June 30, 2009 includes ($1,141,909) for treasury stock, ($88,408) for compensation element of restricted stock, and $114,535 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2010	2009
Cash Flows from Operating Activities:
Net loss including income attributable to noncontrolling interest	($143,313)	($991,872)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Gain from ownership in Visa	-	(112,102)
Depreciation, amortization and accretion	404,254	476,416
Goodwill impairment	-	751,156
MSRs impairment recovery	-	(188,207)
Origination of MSRs	(133,789)	(379,725)
Provisions for credit losses and foreclosed property	1,620,306	2,030,966
Amortization of restricted stock compensation	22,221	36,277
Stock option compensation	11,298	8,631
Excess tax benefits from stock-based compensation	33	(352)
Net loss on extinguishment of debt	54,116	13,560
Net securities (gains)/losses	(58,514)	21,522
Net (gain)/loss on sale of assets	4,158	(29,351)
Net decrease/(increase) in loans held for sale	822,860	(4,305,295)
Contributions to retirement plans	(3,912)	(18,664)
Net increase in other assets	(407,387)	(6,329)
Net increase/(decrease) in other liabilities	173,441	(962,058)

Net cash provided by/(used in) operating activities	2,365,772	(3,655,427)

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	2,801,861	1,765,339
Proceeds from sales of securities available for sale	10,525,781	9,157,424
Purchases of securities available for sale	(12,677,081)	(13,127,424)
Proceeds from maturities, calls and paydowns of trading securities	78,370	60,710
Proceeds from sales of trading securities	60,534	2,042,528
Purchases of trading securities	-	(85,965)
Net decrease in loans	30,914	2,077,223
Proceeds from sales of loans held for investment	600,014	499,576
Capital expenditures	(88,614)	(108,820)
Proceeds from sale/redemption of Visa shares	-	112,102
Contingent consideration and other payments related to acquisitions	(4,233)	(17,038)
Proceeds from the sale of other assets	349,001	257,414

Net cash provided by investing activities	1,676,547	2,633,069

Cash Flows from Financing Activities:
Net (decrease)/increase in total deposits	(3,194,023)	5,028,585
Assumption of deposits, net	-	445,482
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,134,991)	(1,404,478)
Proceeds from the issuance of long-term debt	500,000	574,560
Repayment of long-term debt	(2,282,542)	(8,409,350)
Excess tax benefits from stock-based compensation	(33)	352
Proceeds from the issuance of common stock	-	1,829,167
Repurchase of preferred stock	-	(219,959)
Common and preferred dividends paid	(134,726)	(201,719)

Net cash used in financing activities	(6,246,315)	(2,357,360)

Net decrease in cash and cash equivalents	(2,203,996)	(3,379,718)
Cash and cash equivalents at beginning of period	6,997,171	6,637,402

Cash and cash equivalents at end of period	$4,793,175	$3,257,684

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$17,222	$297,319
Loans transferred from loans to loans held for sale	237,522	-
Loans transferred from loans to other real estate owned	621,929	383,314
Accretion on U.S. Treasury preferred stock	12,045	11,387
Extinguishment of forward stock purchase contract	-	164,927
Gain on repurchase of Series A preferred stock	-	89,425
Total assets of consolidated VIEs at January 1, 2010	2,049,392	-

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

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs a careful evaluation of the borrower’s financial condition and ability to service the modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Loans and Lease Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market based at the time of modification. Generally, once a single 1-4 family residential related loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR until it ultimately pays off.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination

Notes to Consolidated Financial Statements (Unaudited) - Continued

fees and costs are recognized in noninterest income and expense at the time of origination, for newly originated loans that are accounted for at fair value.

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

General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience, portfolio trends, regional and national economic conditions, and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the ALLL after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or other risk rating data.

The Company’s charge-off policy meets or is more stringent than regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

The Company uses numerous sources of information in order to make an appropriate evaluation of a property’s value. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property specific information, and relevant market information, supplemented by the Company’s internal property valuation professionals. The value estimate is based on an orderly disposition and marketing period of the property. In limited instances, the Company adjusts appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property- specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.

For commercial real estate loans secured by property, an acceptable appraisal or other form of evaluation is obtained prior to the origination of the loan. Updated evaluations of the collateral’s value are obtained at least annually, or earlier if the credit quality of the loan deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the age of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated fair value of the loan. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to fair value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, typically at 180 days past due, the Company obtains a new valuation and, if required, writes the loan down to the new valuation, less estimated selling costs. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling and holding costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable metropolitan statistical area or other market information.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation.” These updates were effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.

The Company analyzed the impacts of these amendments on all QSPEs and VIE structures with which it is involved. Based on this analysis, the Company consolidated its multi-seller conduit, Three Pillars, and a CLO entity. The Company consolidated these entities because certain subsidiaries of the Company have significant decision-making rights and own VIs that could potentially be significant to these VIEs. The primary balance sheet impacts from consolidating Three Pillars and the CLO on January 1, 2010, were increases in loans and leases, the related allowance for loan losses, LHFS, long-term debt, and other short-term borrowings. The consolidations of Three Pillars and the CLO had no impact on the Company’s earnings or cash flows that result from its involvement with these VIEs, but the Company’s Consolidated Statements of Income/(Loss) reflect a reduction in noninterest income and increases in net interest income and noninterest expense due to the consolidations. For additional information on the Company’s VIE structures, refer to Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The combined impact of consolidating Three Pillars and the CLO on January 1, 2010 was incremental total assets and total liabilities of $2.0 billion, respectively, and an immaterial impact on shareholders’ equity. No additional funding requirements with respect to these entities are expected to significantly impact the liquidity position of the Company. Upon adoption, the Company consolidated the assets and liabilities of Three Pillars at their unpaid principal amounts and subsequently accounted for these assets and liabilities on an accrual basis. The Company consolidated the assets and liabilities of the CLO based on their estimated fair values upon adoption, and made an irrevocable election to carry all of the financial assets and financial liabilities of the CLO at fair value. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating Three Pillars and the CLO was not significant.

The Company was not the primary beneficiary of any other significant off-balance sheet entities with which it was involved at January 1, 2010; however, the accounting guidance requires an entity to reassess whether it is the primary beneficiary at least quarterly. The Company’s reassessment during the second quarter of 2010 indicated no additional primary beneficiary relationships.

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities will be effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In March 2010, the FASB issued ASU 2010-11, an update to ASC 815-15, “Derivatives and Hedging–Embedded Derivatives.” This update clarifies that the scope exception for considering certain credit-related features for potential bifurcation and separate accounting in ASC 815-15 applies to contracts containing an embedded credit derivative that is only in the form of subordination of one financial instrument to another. Other contracts containing embedded credit derivatives do not qualify for the scope exception. The adoption of this standard, effective July 1, 2010, did not have an impact on the Company’s financial position, results of operations and EPS.

In April 2010, the FASB issued ASU 2010-18, an update to ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” This update clarifies that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a TDR. Loans accounted for individually under ASC Subtopic 310-30 continue to be subject to the TDR accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” This update was effective for the Company on July 1, 2010 and did not have an impact on the Company’s financial position, results of operations, and EPS.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. The disclosure requirements as of the end of a reporting period will be effective as of December 31, 2010. Disclosures about activity that occurs during a reporting period will be effective in the interim reporting period ending March 31, 2011. The Company is in the process of evaluating the new disclosure requirements.

Note 2 – Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at June 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	June 30 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$360,217	$498,781
Federal agency securities	482,014	474,188
U.S. states and political subdivisions	52,004	58,520
RMBS - agency	230,455	94,164
RMBS - private	3,510	6,463
CDO securities	116,844	174,942
ABS	48,605	50,775
Corporate and other debt securities	641,501	465,637
Commercial paper	59,904	639
Equity securities	217,918	256,096
Derivative contracts	3,039,885	2,610,288
Trading loans	912,945	289,445

Total trading assets	$6,165,802	$4,979,938

Trading Liabilities
U.S. Treasury securities	$439,137	$189,461
Federal agency securities	17,169	3,432
Corporate and other debt securities	385,463	144,142
Equity securities	148	7,841
Derivative contracts	1,813,175	1,844,047

Total trading liabilities	$2,655,092	$2,188,923

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3 – Securities Available for Sale

Securities AFS at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,218,329	$133,844	$19	$5,352,154
Federal agency securities	923,218	31,159	1	954,376
U.S. states and political subdivisions	836,880	29,812	7,508	859,184
RMBS - agency	15,666,731	532,092	-	16,198,823
RMBS - private	424,987	2,415	62,041	365,361
ABS	918,700	12,856	8,667	922,889
Corporate bonds and other debt securities	485,742	19,710	1,261	504,191
Coke common stock	69	1,503,531	-	1,503,600
Other equity securities[1]	936,823	959	-	937,782

Total securities available for sale	$25,411,479	$2,266,378	$79,497	$27,598,360

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206,383	$719	$30,576	$5,176,526
Federal agency securities	2,733,534	12,704	8,653	2,737,585
U.S. states and political subdivisions	927,887	27,799	10,629	945,057
RMBS - agency	15,704,594	273,207	61,724	15,916,077
RMBS - private	471,583	1,707	95,207	378,083
ABS	309,611	10,559	5,423	314,747
Corporate bonds and other debt securities	505,185	9,989	3,373	511,801
Coke common stock	69	1,709,931	-	1,710,000
Other equity securities[1]	786,248	918	-	787,166

Total securities available for sale	$26,645,094	$2,047,533	$215,585	$28,477,042

1 At June 30, 2010, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $232 million in mutual fund investments (fair value). At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $360 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (fair value).

See Note 14, “Contingencies,” to the Consolidated Financial Statements for information concerning ARS classified as securities AFS.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $6.2 billion as of June 30, 2010. Further, under The Agreements, the Company has pledged its shares of Coke common stock, as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The Company has also pledged $949 million of certain trading assets and cash equivalents to secure $914 million of repurchase agreements as of June 30, 2010. Additionally, as of June 30, 2010, the Company had pledged $47.3 billion of net eligible loan collateral to support $28.7 billion in available borrowing capacity at either the Federal Reserve discount window or the FHLB of Atlanta. Of the available borrowing capacity, $8.1 billion was outstanding as of June 30, 2010.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The amortized cost and fair value of investments in debt securities at June 30, 2010 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$676,181	$4,542,148	$-	$-	$5,218,329
Federal agency securities	197,988	585,742	121,625	17,863	923,218
U.S. states and political subdivisions	198,143	422,226	115,128	101,383	836,880
RMBS - agency	234,427	11,093,770	653,038	3,685,496	15,666,731
RMBS - private	25,829	172,282	226,876	-	424,987
ABS	353,403	561,043	4,254	-	918,700
Corporate bonds and other debt securities	8,635	308,627	142,746	25,734	485,742

Total debt securities	$1,694,606	$17,685,838	$1,263,667	$3,830,476	$24,474,587

Fair Value
U.S. Treasury securities	$676,689	$4,675,465	$-	$-	$5,352,154
Federal agency securities	199,002	605,903	131,098	18,373	954,376
U.S. states and political subdivisions	202,606	442,087	120,182	94,309	859,184
RMBS - agency	240,741	11,481,360	707,988	3,768,734	16,198,823
RMBS - private	22,854	144,589	197,918	-	365,361
ABS	357,988	562,540	2,361	-	922,889
Corporate bonds and other debt securities	8,811	315,863	155,044	24,473	504,191

Total debt securities	$1,708,691	$18,227,807	$1,314,591	$3,905,889	$25,156,978

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gross realized gains	$62,445	$11,974	$77,436	$16,163
Gross realized losses	(4,676)	(31,133)	(17,062)	(31,224)
OTTI	(798)	(5,740)	(1,860)	(6,461)

Net securities gains	$56,971	($24,899)	$58,514	($21,522)

Securities in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$251,213	$19	$-	$-	$251,213	$19
Federal agency securities	1,429	1	-	-	1,429	1
U.S. states and political subdivisions	8,067	1,720	93,369	5,788	101,436	7,508
RMBS - private	37,622	1,180	19,292	3,490	56,914	4,670
ABS	198,005	787	13,630	5,772	211,635	6,559
Corporate bonds and other debt securities	-	-	24,473	1,261	24,473	1,261

Total temporarily impaired securities	496,336	3,707	150,764	16,311	647,100	20,018

Other-than-temporarily impaired securities
RMBS - private	-	-	298,743	57,371	298,743	57,371
ABS	5,659	2,108	-	-	5,659	2,108

Total other-than-temporarily impaired securities	5,659	2,108	298,743	57,371	304,402	59,479

Total impaired securities	$501,995	$5,815	$449,507	$73,682	$951,502	$79,497

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$5,083,249	$30,571	$263	$5	$5,083,512	$30,576
Federal agency securities	1,341,330	8,653	-	-	1,341,330	8,653
U.S. states and political subdivisions	125,524	5,711	64,516	4,918	190,040	10,629
RMBS- agency	5,418,226	61,724	-	-	5,418,226	61,724
RMBS - private	14,022	3,174	7,169	385	21,191	3,559
ABS	10,885	1,205	16,334	4,218	27,219	5,423
Corporate bonds and other debt securities	19,819	2	30,416	3,371	50,235	3,373

Total temporarily impaired securities	12,013,055	111,040	118,698	12,897	12,131,753	123,937

Other-than-temporarily impaired securities
RMBS - private	646	906	304,493	90,742	305,139	91,648

Total other-than-temporarily impaired securities	646	906	304,493	90,742	305,139	91,648

Total impaired securities	$12,013,701	$111,946	$423,191	$103,639	$12,436,892	$215,585

On June 30, 2010, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities nor is it more likely than not that the Company will be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Market changes in interest rates and credit spreads will result in unrealized losses as the market price of securities fluctuates. The economic environment and illiquidity in the financial markets since 2008 have increased market yields on securities resulting in unrealized losses on certain securities within the Company’s portfolio.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in OCI. The unrealized OTTI loss relating to private RMBS as of June 30, 2010 includes purchased and retained interests from securitizations that have been other-than-temporarily impaired in prior periods. The unrealized OTTI loss relating to ABS is related to four securities within the portfolio that are home equity issuances and have also been other-than-temporarily impaired in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment. In addition, the expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

The Company recorded OTTI losses on AFS securities as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total OTTI losses[1]	$798	$8,567	$1,860	$9,288
Portion of losses recognized in OCI (before taxes)[2]	-	2,827	-	2,827

Net impairment losses recognized in earnings	$798	$5,740	$1,860	$6,461

1OTTI losses for the three and six months ended June 30, 2010 all related to private RMBS. OTTI losses of $8,567 thousand for the three months ended June 30, 2009 were comprised of $8,355 thousand related to private RMBS and $212 thousand related to other securities. OTTI losses of $9,288 thousand for the six months ended June 30, 2009 were comprised of $9,076 thousand related to private RMBS and $212 thousand related to other securities.

2OTTI losses recognized in OCI of $2,827 thousand for the three and six months ended June 30, 2009 all related to private RMBS.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following is a rollforward of credit losses recognized in earnings for the six months ended June 30, 2010 and 2009 related to securities for which some portion of the impairment was recorded in OCI.

(Dollars in thousands)
Balance as of December 31, 2009	$21,602
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(246)

Balance as of June 30, 2010[1]	$21,356

1 During the six months ended June 30, 2010, the Company recognized $1,860 thousand of OTTI through earnings on debt securities in which no portion of the OTTI loss remained in AOCI at any time during the period. OTTI related to these securities are excluded from these amounts.

Balance as of April 1, 2009, effective date	$7,646
Additions:
OTTI credit losses on securities not previously impaired	4,805

Balance as of June 30, 2009[2]	$12,451

2 During the three months ended June 30, 2009, the Company recognized $935 thousand of OTTI through earnings on debt securities in which no portion of the OTTI loss remained in AOCI at any time during the period. OTTI related to these securities are excluded from these amounts.

While all securities are reviewed quarterly for OTTI, the securities that gave rise to the OTTI recognized during the six months ended June 30, 2010 consisted of private RMBS with a fair market value of $1 million at June 30, 2010. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security and also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private RMBS as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Current default rate	5 - 7%	2 - 17%
Prepayment rate	14 - 20%	6 - 21%
Loss severity	40 - 46%	35 - 52%

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4 – Allowance for Credit Losses

Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$3,276,601	$2,765,173	$3,234,900	$2,378,507
Provision for loan losses[1]	702,764	962,181	1,579,349	1,956,279
Provision for unfunded commitments[2]	(40,700)	(1,573)	(55,000)	1,089
Loan charge-offs	(768,109)	(835,558)	(1,630,070)	(1,482,474)
Loan recoveries	45,345	34,377	86,722	71,199

Balance at end of period	$3,215,901	$2,924,600	$3,215,901	$2,924,600

Components:
ALLL	$3,156,000	$2,896,000
Unfunded commitments reserve[3]	59,901	28,600

Allowance for credit losses	$3,215,901	$2,924,600

1 The amount for the six months ended June 30, 2010, includes $676 thousand related to the consolidation of a VIE.

2 Beginning in the fourth quarter of 2009, the Company recorded the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

3 The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Note 5 – Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2009 and the first quarter of 2010, the Company’s reporting units were comprised of Retail, Commercial, Commercial Real Estate, Household Lending, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. Effective in the second quarter of 2010, the Company reorganized its management and segment reporting structure. See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for further discussion of the Company’s reorganization and change to segments. The change in segments impacted the goodwill reporting units as follows:

•	The Retail reporting unit was renamed Branch Banking; however, the composition of the reporting unit did not change.

•

Portions of the Corporate and Investment Banking reporting unit were transferred to the Commercial reporting unit, resulting in the allocation of approximately $43 million in goodwill from Corporate and Investment Banking to Commercial. As a result of the transfer, the Commercial reporting unit was renamed Diversified Commercial Banking.

As of June 30, 2010, the Company’s reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, Corporate and Investment Banking, and Wealth and Investment Management.

Since the annual testing of the Company’s goodwill as of September 30, 2009, no events have occurred nor have circumstances changed, including the reorganization in the second quarter of 2010, which caused re-testing of goodwill during the first six months of 2010.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units at that time. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit. However, the implied fair value of goodwill applicable to the Household Lending,

Notes to Consolidated Financial Statements (Unaudited) - Continued

Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. $677 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of the deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses during the first quarter of 2009. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. The decline in fair value of these reporting units was significantly influenced by the economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter of 2009.

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in thousands)	Retail and Commercial	Wholesale	Corporate and Investment Banking	Household Lending	Mortgage	Wealth and Investment Management	Total
Balance, January 1, 2009	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$7,043,503
Intersegment transfers	125,580	(522,548)	223,307	451,915	(278,254)	-	-
Goodwill impairment	(299,241)	-	-	(451,915)	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	12,722	12,722
Purchase of the assets of Epic Advisers, Inc.	-	-	-	-	-	5,012	5,012
Purchase price adjustments	474	-	-	-	-	3,827	4,301

Balance, June 30, 2009	$5,738,803	$-	$223,307	$-	$-	$352,272	$6,314,382

(Dollars in thousands)	Retail and Commercial	Retail Banking	Diversified Commercial Banking	Corporate and Investment Banking	Wealth and Investment Management	Total
Balance, January 1, 2010	$5,738,803	$-	$-	$223,307	$356,968	$6,319,078
Intersegment transfers	(5,738,803)	4,854,582	927,520	(43,299)	-	-
Inlign contingent consideration	-	-	-	-	3,465	3,465
Purchase price adjustments	-	-	-	-	485	485

Balance, June 30, 2010	$-	$4,854,582	$927,520	$180,008	$360,918	$6,323,028

Changes in the carrying amounts of other intangible assets for six months ended June 30 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	MSRs Amortized Cost	MSRs Fair Value	Other	Total
Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(22,166)	(130,494)	-	(7,777)	(160,437)
MSRs originated	-	-	379,725	-	379,725
MSRs impairment recovery	-	188,207	-	-	188,207
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	115,251	-	115,251
Other changes in fair value [2]	-	-	(40,841)	-	(40,841)
Other	-	-	-	151	151

Balance, June 30, 2009	$123,145	$680,383	$641,939	$72,016	$1,517,483

Balance, January 1, 2010	$104,240	$603,821	$935,561	$67,677	$1,711,299
Designated at fair value (transfers from amortized cost)	-	(603,821)	603,821	-	-
Amortization	(19,536)	-	-	(6,822)	(26,358)
MSRs originated	-	-	133,789	-	133,789
Changes in fair value
Due to fair value election	-	-	144,634	-	144,634
Due to changes in inputs or assumptions [1]	-	-	(401,785)	-	(401,785)
Other changes in fair value [2]	-	-	(118,352)	-	(118,352)

Balance, June 30, 2010	$84,704	$-	$1,297,668	$60,855	$1,443,227

1 Primarily reflects changes in discount rates and prepayment speed assumptions due to changes in interest rates.

2 Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Effective January 1, 2009, the Company elected to create a second class of MSRs that was reported at fair value and is being actively hedged as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The transfer of MSRs from LOCOM to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008. At December 31, 2009, MSRs associated with loans originated or sold prior to 2008 continued to be accounted for at LOCOM and managed through the Company’s overall asset/liability management process. Effective January 1, 2010, the Company elected to designate all remaining MSRs carried at LOCOM at fair value. Upon designating the remaining MSRs at fair value in January 2010, the Company recognized a cumulative effect increase to retained earnings, net of taxes, of $89 million.

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

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $137 million and $201 million for the three months ended June 30, 2010 and 2009, respectively, and $222 million and $428 million for the six months ended June 30, 2010 and 2009, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income/(Loss). These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited) - Continued

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of June 30, 2010 and December 31, 2009, the fair value of securities received totaled $213 million and $217 million, respectively. At June 30, 2010, securities with a fair value of $192 million were valued using a third party pricing service. The remaining securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at June 30, 2010 from the assumptions used to value the interests at December 31, 2009. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The Company evaluated these securitization transactions for consolidation under the newly adopted VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not retain power over the securitization as a result of these rights held by the master servicer; therefore, an analysis of the economics of the securitization is not necessary. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of January 1, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization transactions. No events occurred during the six months ended June 30, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization transactions. Total assets as of June 30, 2010 and December 31, 2009 of the unconsolidated trusts in which the Company has a VI are $724 million and $780 million, respectively.

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Separately, the Company has accrued $76 million and $36 million as of June 30, 2010 and December 31, 2009 for contingent losses related to certain of its representations and warranties made in connection with other previous transfers of nonconforming loans. The Company did not repurchase any of these previously transferred loans during the six months ended June 30, 2010 or 2009.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. During the six months ended June 30, 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of $17 million. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company expects that it will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. In conjunction with the transfer of the loans, the Company provided commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $322 million at December 31, 2009. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $16 million on the facilities during the year ended December 31, 2009. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that is recorded on the Company’s Consolidated Balance Sheets. This event did not modify the Company’s sale accounting treatment or conclusion that it is not the primary beneficiary of these VIEs. In addition, no other events have occurred during the six months ended June 30, 2010 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Beginning January 1, 2010, upon adoption of the new VIE consolidation guidance, the Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. Accordingly, on January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities, after the elimination of this senior interest. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within loans held for sale at fair value and the debt is included with long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. During the six months ended June 30, 2009, the Company recognized losses of $7 million, which represented the complete write off of the preference shares in certain of the VIEs due to the continued deterioration in the performance of the collateral in those vehicles. At December 31, 2009, the carrying value of the Company’s investment in the preference shares was zero; however, during the first six months of 2010, the Company observed an improvement in cash flow expectations as well as an overall steady recovery in value in the broader CLO market. As a result, the Company marked up the value of the CLO preference shares by less than $10 million, which represented the market value of the Company’s investment in the preference shares at June 30, 2010. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss) and totaled $3 million and $1 million for the three months ended June 30, 2010 and 2009, respectively, and $7 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.2 billion and $2.1 billion, respectively, at June 30, 2010 and $2.3 billion and $2.2 billion, respectively, at December 31, 2009. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the six months ended June 30, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization transactions.

Student Loans

In 2006, the Company completed a securitization of government guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the corresponding residual interest in the SPE. The residual interest, classified within trading assets on the Company’s Consolidated Balance Sheet, and any losses the Company might incur as a result of that breach, represents the Company’s maximum exposure to loss as a result of its involvement with the VIE. The fair value of the residual interest at both June 30, 2010 and December 31, 2009 was less than $25 million. The key assumptions and inputs used by the Company in valuing this retained interest include prepayment speeds and the discount rate. The Company did not significantly modify the assumptions used to value the retained interest at June 30, 2010 from the assumptions used to value the retained interest at December 31, 2009. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The total assets and liabilities of this VIE that were not included in the Company’s Consolidated Balance Sheets were $504 million and $497 million, respectively, at June 30, 2010 and $532 million and $522 million, respectively, at

Notes to Consolidated Financial Statements (Unaudited) - Continued

December 31, 2009. The Company is not obligated to provide any noncontractual support to this entity, nor has it previously provided support to this entity. All of the student loans that were securitized are U.S. government guaranteed student loans. As such, the Company has agreed to service each loan consistent with the guidelines determined by the applicable government agencies in order to maintain that guarantee. A breach of this responsibility could obligate the Company to repurchase the loan from the VIE at par. The Company believes that it does not have the power to direct activities that most significantly impact the economic performance of the VIE that holds these student loans, and it is therefore not the primary beneficiary of the VIE under the new VIE consolidation guidance. No events occurred during the six months ended June 30, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of this VIE.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005, with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition of assets from Three Pillars and the ARS transactions discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements. During 2009, the Company sold its senior interest related to the acquisition of assets from Three Pillars; however, the Company continues to hold senior interests related to the ARS purchases. The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. The Company did not significantly modify the assumptions used to value the retained interest at June 30, 2010 from the assumptions used to value the interest at December 31, 2009. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change without the securities incurring a loss. In addition, while all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 24 years on a weighted average basis. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to be 14% over LIBOR. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumption were performed. At both June 30, 2010 and December 31, 2009, a 20% adverse change in the assumed discount rate resulted in a decline of $5 million in the fair value of these securities.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at June 30, 2010 and December 31, 2009 was limited to (i) the current senior interests held in trading securities, which had a fair value of $25 million and $26 million, respectively and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which had a total fair value of $2 million. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion at both June 30, 2010 and December 31, 2009, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs under the new VIE consolidation guidance, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the six months ended June 30, 2010 that called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three and six months ended June 30:

	Three Months Ended June 30, 2010
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$13,349	$861	$477	$465	$15,152
Servicing or management fees	1,024	3,556	184	-	4,764

	Three Months Ended June 30, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$26,262	$308	$3,377	$1,204	$31,151
Servicing or management fees	1,266	1,865	153	-	3,284

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2010
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$27,695	$1,760	$3,401	$862	$33,718
Servicing or management fees	2,093	6,850	375	-	9,318

	Six Months Ended June 30, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$52,389	$702	$3,715	$1,644	$58,450
Servicing or management fees	2,602	4,848	357	-	7,807

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of June 30, 2010 and December 31, 2009, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for three and six months ended June 30, 2010 and 2009 are as follows:

	Principal Balance		Past Due		Net Charge-offs
					For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Type of loan:
Commercial	$32,523	$32,494	$402	$508	$87	$150	$183	$281
Residential mortgage and home equity	46,569	46,743	3,279	4,065	430	512	1,004	851
Commercial real estate and construction	20,138	21,721	1,899	1,902	163	85	257	168
Consumer	12,664	11,649	481	428	21	32	50	72
Credit card	1,031	1,068	15	-	21	22	49	39

Total loan portfolio	112,925	113,675	6,076	6,903	722	801	1,543	1,411
Managed securitized loans
Commercial	2,961	3,460	64	64	22	13	22	20
Residential mortgage	1,368	1,482	124	123	11	15	22	24
Other	482	506	23	25	-	-	-	-

Total managed loans	$117,736	$119,123	$6,287	$7,115	$755	$829	$1,587	$1,455

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $128.7 billion and $127.8 billion at June 30, 2010 and December 31, 2009, respectively. Related servicing fees received by the Company were $94 million and $79 million for the three months ended June 30, 2010 and 2009, respectively, and $187 million and $155 million for the six months ended June 30, 2010 and 2009, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. Previously, the Company maintained two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which were reported at fair value, and MSRs related to loans sold before January 1, 2008, which were reported at amortized cost, net of any allowance for impairment losses. Beginning January 1, 2010, the Company elected to account for all MSRs at fair value. See Note 5, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for the rollforward of MSRs. As of December 31, 2009, the Company had established an MSR valuation allowance of $7 million. No permanent impairment losses were recorded against the allowance for MSRs carried at amortized cost during the year ended December 31, 2009.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned was $100 million and $82 million for the three months ended June 30, 2010 and 2009, respectively, and $198 million and $164 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2010 and December 31, 2009, the total unpaid principal balance of mortgage loans serviced was $177.8 billion and $178.9 billion, respectively. Included in these amounts were $145.8 billion and $146.7 billion as of June 30, 2010 and December 31, 2009, respectively, of loans serviced for third parties.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of June 30, 2010 and December 31, 2009, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are as follows:

	June 30, 2010	December 31, 2009
(Dollars in millions)	Fair Value	Fair Value	LOCOM
Fair value of retained MSRs	$1,298	$936	$749

Prepayment rate assumption (annual)	22%	10%	17%
Decline in fair value of 10% adverse change	$66	$30	$30
Decline in fair value of 20% adverse change	125	58	58
Discount rate (annual)	10%	10%	12%
Decline in fair value of 10% adverse change	$40	$39	$27
Decline in fair value of 20% adverse change	77	75	51
Weighted-average life (in years)	4.1	7.5	4.8
Weighted-average coupon	5.6%	5.2%	6.1%

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

Other Variable Interest Entities

In addition to the Company’s involvement with certain VIEs, which is discussed herein under “Certain Transfers of Financial Assets and related Variable Interest Entities,” the Company also has involvement with VIEs from other business activities.

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients by issuing CP.

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. Previously, Three Pillars had issued a subordinated note to a third party, which would have absorbed the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The outstanding and committed amounts of the subordinated note were $20 million at December 31, 2009 and no losses had been incurred through December 31, 2009. In January 2010, Three Pillars repaid and extinguished the subordinated note in full. In accordance with the provisions of the new VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. No losses on any of Three Pillars’ assets were incurred during the six months ended June 30, 2010.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $15 million and $16 million for the three months ended June 30, 2010 and 2009, respectively, and $30 million and $33 million for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company’s Consolidated Balance Sheets reflected $1.7 billion of secured loans held by Three Pillars, which are included within commercial loans, and $180 million of CP issued by Three Pillars, excluding

Notes to Consolidated Financial Statements (Unaudited) - Continued

intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in a transition adjustment of less than $1 million, which is presented as “Adoption of VIE consolidation guidance” on the Company’s Consolidated Statements of Shareholders’ Equity.

Funding commitments extended by Three Pillars to its customers totaled $3.8 billion at June 30, 2010, almost all of which renew annually. At December 31, 2009, Three Pillars had $1.8 billion of assets not included on the Company’s Consolidated Balance Sheet and funding commitments and outstanding receivables totaled $3.7 billion and $1.7 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 53% and 17%, respectively, of the outstanding commitments, as of June 30, 2010, compared to 50% and 18%, respectively, as of December 31, 2009. Total assets supporting outstanding commitments have a weighted average life of 2.23 years and 1.69 years at June 30, 2010 and December 31, 2009, respectively.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the six months ended June 30, 2010 and 2009, there were no write-downs of Three Pillars’ assets.

At June 30, 2010, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 18 days and maturities through September 16, 2010. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments would be eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $3.9 billion as of June 30, 2010, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. Prior to consolidation, the Company had $3.8 billion and $371 million, respectively, of liquidity facilities and other credit enhancements outstanding as of December 31, 2009. The Company did not recognize any liability on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of June 30, 2010 or December 31, 2009, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these commitments during the six months ended June 30, 2010 or 2009.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business. The Company had unwound prior transactions during 2009, such that no such transactions were outstanding at December 31, 2009. However, during the six months ended June 30, 2010, the Company began to execute new TRS transactions.

Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS between the VIEs and the Company hedge the Company’s exposure to the TRS with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. There is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.

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

At June 30, 2010, the Company had $595 million in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $594 million at June 30, 2010 and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At June 30, 2010, the fair values of these TRS derivative assets and derivative liabilities were $6 million and $4 million, respectively. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support that it was not contractually obligated to for the six months ended June 30, 2010. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments” to the Consolidated Financial Statements.

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

For some partnerships, the Company operates strictly as a general partner and, as such, has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of June 30, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $11 million and $14 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million and $3 million, respectively. Security deposits from the tenants are

Notes to Consolidated Financial Statements (Unaudited) - Continued

recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of June 30, 2010 and December 31, 2009. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2010 and 2009, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. These limited partner interests had carrying values of $211 million and $218 million at June 30, 2010 and December 31, 2009, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $452 million and $468 million at June 30, 2010 and December 31, 2009, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $220 million and $219 million of loans issued by the Company to the limited partnerships at June 30, 2010 and December 31, 2009, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When the Company owns both the limited partner and general partner or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of June 30, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $410 million and $425 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $108 million and $209 million, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on the impact of impairment charges on affordable housing partnership investments recorded during the six months ended June 30, 2010 and 2009.

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

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. Payment of fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of June 30, 2010 and December 31, 2009 were $2.8 billion and $3.3 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds and did not provide any support, contractual or otherwise, to the Funds during the six months ended June 30, 2010 and 2009.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7 – Loss Per Share

Net loss is the same in the calculation of basic and diluted loss per average common share. Equivalent shares of 32 million and 36 million related to common stock options and common stock warrants outstanding as of June 30, 2010 and 2009, respectively, were excluded from the computations of diluted loss per average common share because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2010 and 2009 is included below. Additionally, included below is a reconciliation of net loss to net loss available to common shareholders.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2010	2009	2010	2009
Net income/(loss)	$12,384	($183,460)	($148,430)	($998,627)
Series A preferred dividends	(1,762)	(5,635)	(3,488)	(10,635)
U.S. Treasury preferred dividends and accretion of discount	(66,690)	(66,546)	(133,295)	(132,825)
Gain on repurchase of Series A preferred stock	-	89,425	-	89,425
Dividends and undistributed earnings allocated to unvested shares	(41)	1,788	(80)	12,853

Net loss available to common shareholders	($56,109)	($164,428)	($285,293)	($1,039,809)

Average basic common shares	495,351	399,242	495,112	375,429
Effect of dilutive securities:
Stock options	983	279	945	140
Restricted stock	2,165	1,112	2,312	831

Average diluted common shares	498,499	400,633	498,369	376,400

Loss per average common share - diluted	($0.11)	($0.41)	($0.58)	($2.77)

Loss per average common share - basic	($0.11)	($0.41)	($0.58)	($2.77)

Note 8 - Income Taxes

The provision for income taxes was a benefit of $50 million and $149 million for the three months ended June 30, 2010 and 2009, respectively, representing negative effective tax rates of 133.1% and 44.8% during those periods. The provision for income taxes was a benefit of $244 million and $300 million for the six months ended June 30, 2010 and 2009, respectively, representing negative effective tax rates of 62.2% and 23.1% during those periods. The Company calculated the benefit for income taxes for the three and six months ended June 30, 2010 and 2009 based on the discrete methodology using actual year-to-date results.

As of June 30, 2010, the Company’s gross cumulative UTBs amounted to $105 million, of which $72 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative UTBs amounted to $161 million. The reduction in UTBs was primarily attributable to the settlement of an examination by a taxing authority and the related payments and reversal of the liability. Additionally, the Company recognized a gross liability of $33 million and $39 million for interest related to its UTBs as of June 30, 2010 and December 31, 2009, respectively. Interest related to UTBs was an expense of approximately $2 million and an income of approximately $3 million for the three and six months ended June 30, 2010, compared to an expense of approximately $4 million and approximately $11 million, for the same periods in 2009. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by up to $13 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in various state jurisdictions. As of June 30, 2010, the Company’s federal returns through 2006 have been examined by the IRS. All issues have been resolved for tax years through 2004. Only one issue remains in dispute for tax years 2005 and 2006. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9 - Employee Benefit Plans

The Company sponsors various short and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash plan, and salary shares. Certain employees received long-term deferred cash awards which are subject to a three year vesting requirement. The accrued liability related to these deferred cash grants was $42 million and $28 million as of June 30, 2010 and December 31, 2009, respectively.

An important new compensation development that had the characteristics of both base salary and equity emerged as part of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. This compensation development became known as salary shares. Specifically, the Interim Rule prohibits the payment of short-term incentives (annual bonus) and stock options to the SEO and to the next 20 most highly compensated employees. Effective January 1, 2010, the Company chose to use the salary share concept because it is specifically authorized by EESA to address the constraints on the annual cash bonus and equity awards; and the Company believes it is necessary that it use this approach to remain competitive and to minimize the risk of talent flight to other companies with which it competes. Specifically, the Company will pay additional base salary amounts in the form of stock (salary shares) to the SEO and other employees who are among the next 20 most highly-compensated employees. The Company will do this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units will not include any rights to receive dividends or dividend equivalents. As required by EESA, each salary share will be non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units will be settled in cash; one half on March 31, 2011 and one half on March 31, 2012, unless settled earlier due to the executive’s death. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of June 30, 2010, the accrual related to salary shares was $4 million.

Stock-Based Compensation

The weighted average fair values of options granted during the first six months of 2010 and 2009 were $12.78 per share and $5.13 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30
	2010	2009
Dividend yield	0.17%	4.16%
Expected stock price volatility	56.10	83.17
Risk-free interest rate (weighted average)	2.84	1.94
Expected life of options	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2010	17,661,216	$9.06 -$150.45	$53.17	4,770,172	$59,161	$37.02
Granted	1,192,974	22.69 - 27.79	23.64	921,938	21,155	22.95
Exercised/vested	-	-	-	(1,078,154)	-	71.72
Cancelled/expired/forfeited	(552,046)	9.06 - 79.73	55.33	(106,302)	(3,210)	30.20
Amortization of restricted stock compensation	-	-	-	-	(22,221)	-

Balance, June 30, 2010	18,302,144	$9.06 -$150.45	$51.18	4,507,654	$54,885	$26.01

Exercisable, June 30, 2010	12,208,774		$65.85

Available for additional grant, June 30, 2010 [1]	7,307,473

1 Includes 3,568,383 shares available to be issued as restricted stock.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table presents information on stock options by ranges of exercise price at June 30, 2010:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at June 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value

$9.06 to 49.46	5,591,128	$16.11	8.27	$52,530	477,958	$43.13	2.29	$461
$49.47 to 64.57	4,743,326	56.43	1.87	-	4,743,326	56.43	1.87	-
$64.58 to 150.45	7,967,690	72.66	4.45	-	6,987,490	73.80	4.00	-

	18,302,144	$51.18	4.95	$52,530	12,208,774	$65.85	3.11	$461

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Stock-based compensation expense:
Stock options	$3,496	$3,565	$7,105	$6,478
Restricted stock	9,953	15,994	22,221	36,277

Total stock-based compensation expense	$13,449	$19,559	$29,326	$42,755

The recognized stock-based compensation tax benefit amounted to $5 million and $7 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the recognized stock-based compensation tax benefit was $11 million, and $16 million, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first six months of 2010. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 8.00% for 2010.

Anticipated employer contributions/benefit payments for 2010 are $12 million for the Supplemental Retirement Benefit plans. For the three and six months ended June 30, 2010, the actual contributions/benefit payments totaled $1 million and $4 million, respectively.

SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the second quarter of 2010. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2010 in the amount of $2 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 6.75% for 2010.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30
	2010		2009
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$17,331	$-	$15,967	$73
Interest cost	32,007	2,436	29,898	2,803
Expected return on plan assets	(45,723)	(1,806)	(37,288)	(1,758)
Amortization of prior service cost	(2,792)	(95)	(2,721)	(390)
Recognized net actuarial loss	15,027	245	28,013	4,648

Net periodic benefit cost	$15,850	$780	$33,869	$5,376

	Six Months Ended June 30
	2010		2009
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$34,662	$-	$34,825	$146
Interest cost	64,014	4,872	59,961	5,606
Expected return on plan assets	(91,446)	(3,612)	(74,846)	(3,516)
Amortization of prior service cost	(5,584)	(190)	(5,442)	(780)
Recognized net actuarial loss	30,054	490	60,469	9,296

Net periodic benefit cost	$31,700	$1,560	$74,967	$10,752

During March 2010, a comprehensive health care reform legislation was signed into law under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees. The Company has evaluated the cost of the healthcare reform legislation for which guidance has been issued and the impact is not expected to be material. The Company will continue to monitor and assess the effect of the Acts as further guidance is issued.

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

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA; depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of June 30, 2010, the net derivative asset positions to which the Company was exposed to risk of its counterparties was $2.2 billion, representing the net of $3.3 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions. As of December 31, 2009, the net derivative asset positions to which the Company was exposed to risk of its counterparties was $1.8 billion, representing the net of $2.5 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions.

The Company adjusted the fair value of its net derivative asset position for estimates of counterparty credit risk by $28 million and $25 million as of June 30, 2010 and December 31, 2009, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on quantification of counterparty credit risk.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out at net amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, certain of the Company’s derivative liability positions, totaling $1.2 billion in fair value, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At June 30, 2010, the Bank carried senior long-term debt ratings of BBB+/A2 from two of the major ratings agencies. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a total fair value of $20 million at June 30, 2010, against which the Bank had posted collateral of $10 million; ATEs do not exist at lower ratings levels. At June 30, 2010, $1.2 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted $1.1 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of $29 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $17 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in market factors, such as interest rates, currency rates, equity prices, or implied volatility, has on the value of a derivative. The Company manages the

Notes to Consolidated Financial Statements (Unaudited)-Continued

market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk by using a VAR methodology.

The table below presents the Company’s derivative positions at June 30, 2010. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2010. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

	As of June 30, 2010
	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$127,216	Trading liabilities	$1,546,752		$-
Interest rate contracts hedging:
Floating rate loans	Trading assets	16,350,000		1,091,056		-		-

Total		17,896,752		1,218,272		1,546,752		-

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	2,923,085		289,842	Trading liabilities	295,000		32,838
Corporate bonds and loans		-		-	Trading liabilities	44,575		4,138
MSRs	Other assets	23,370,000		359,332	Other liabilities	2,255,000		74,537
LHFS, IRLCs, LHFI-FV	Other assets	3,718,910	[3]	15,591	Other liabilities	4,942,200		71,216
Trading activity	Trading assets	108,992,754	[1]	4,346,524	Trading liabilities	95,736,330		4,286,213

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans		-		-	Trading liabilities	1,467,481		216,199
Trading activity	Trading assets	1,727,824		81,195	Trading liabilities	1,767,455		72,737

Credit contracts covering:
Loans	Trading assets	115,000		811	Trading liabilities	177,000		1,743
Trading activity	Trading assets	737,334	[2]	10,856	Trading liabilities	704,328	[2]	6,329

Equity contracts - Trading activity	Trading assets	3,679,709	[1]	408,978	Trading liabilities	7,191,552		509,733

Other contracts:
IRLCs and other	Other assets	5,573,013		87,401	Other liabilities	155,320	[4]	34,321	[4]
Trading activity	Trading assets	79,082		6,243	Trading liabilities	91,497		6,081

Total		150,916,711		5,606,773		114,827,738		5,316,085

Total derivatives		168,813,463		$6,825,045		116,374,490		$5,316,085

1 Amounts include $28.1 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recorded.

2 Asset and liability amounts include $1 million and $9 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recorded.

4Includes a $34 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 11, "Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

5See “Cash Flow Hedges” in this Note for further discussion.

6See “Economic Hedging and Trading Activities” in this Note for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at December 31, 2009.

	As of December 31, 2009
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

2 Asset and liability amounts include $4 million and $9 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3Amount includes $2.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4Includes a $40 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 11, "Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

5See “Cash Flow Hedges” in this Note for further discussion.

6See “Economic Hedging and Trading Activities” in this Note for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2010 and 2009 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2010

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	$105,931
Interest rate contracts hedging:
Floating rate loans	447,355	Interest and fees on loans	$124,203

Total	$553,286		$124,203

	Six Months Ended June 30, 2010
(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	$166,519
Interest rate contracts hedging:
Floating rate loans	735,406	Interest and fees on loans	$251,076

Total	$901,925		$251,076

(Dollars in thousands) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended June 30, 2010	Amount of gain/(loss) recognized in Income on Derivatives for the six months ended June 30, 2010
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	$79,676	$125,097
Corporate bonds and loans	Trading account profits/(losses) and commissions	(471)	(1,203)
MSRs	Mortgage servicing related income	392,325	468,668
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(140,079)	(209,913)
Trading activity	Trading account profits/(losses) and commissions	(23)	29,780

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	(106,439)	(202,070)
Trading activity	Trading account profits/(losses) and commissions	18,920	25,884

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	1,082	739
Trading activity	Trading account profits/(losses) and commissions	3,452	3,834

Equity contracts - trading activity	Trading account profits/(losses) and commissions	(920)	5,884

Other contracts:
IRLCs	Mortgage production related income	118,666	210,822
Trading activity	Trading account profits/(losses) and commissions	122	144

Total		$366,311	$457,666

1 During the three and six months ended June 30, 2010, the Company reclassified $24 million and $53 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2009

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	($142,501)		$-
Interest rate contracts hedging:
Floating rate loans	(260,806)	Interest and fees on loans	114,956
Floating rate CDs	(672)	Interest on deposits	(22,239)

Total	($403,979)		$92,717

	Six Months Ended June 30, 2009

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	($132,519)		$-
Interest rate contracts hedging:
Floating rate loans	(207,757)	Interest and fees on loans	223,987
Floating rate CDs	(1,494)	Interest on deposits	(45,227)
Floating rate debt	(14)	Interest on long-term debt	(1,333)

Total	($341,784)		$177,427

(Dollars in thousands) Derivatives not designated as hedging instruments	Classification of gain/(loss) Recognized in Income on Derivative	Amount of gain/(loss) Recognized in Income on Derivatives for the three months ended June 30, 2009	Amount of gain/(loss) Recognized in Income on Derivatives for the six months ended June 30, 2009
Interest rate contracts covering:
Fixed rate public debt	Trading account profits and commissions	($73,870)	($101,814)
Corporate bonds and loans	Trading account profits and commissions	5,080	7,485
MSRs	Mortgage servicing income	(139,787)	(78,576)
LHFS, IRLCs, LHFI-FV	Mortgage production income	96,450	(10,181)
Trading activity	Trading account profits and commissions	(6,307)	4,889

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	140,387	61,647
Trading activity	Trading account profits and commissions	(34,265)	695

Credit contracts covering:
Loans	Trading account profits and commissions	(6,865)	(9,626)
Other	Trading account profits and commissions	(5,211)	(3,600)

Equity contracts - trading activity	Trading account profits and commissions	8,731	48,686

Other contracts:
IRLCs	Mortgage production income	66,238	343,860
Trading activity	Trading account profits and commissions	892	925

Total		$51,473	$264,390

1 During the three and six months ended June 30, 2009, the Company reclassified $8 million and $16 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships under SFAS No. 133 that have been previously terminated or de-designated.

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivative instruments and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits/(losses) and commissions.

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of June 30, 2010, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June

Notes to Consolidated Financial Statements (Unaudited)-Continued

30, 2010, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2010 and 2009, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2010, the written CDS had remaining terms ranging from six months to five years. The maximum guarantees outstanding at June 30, 2010 and December 31, 2009, as measured by the gross notional amounts of written CDS, were $128 million and $130 million, respectively. At June 30, 2010 and December 31, 2009, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $117 million and $185 million, respectively. The fair values of the written CDS were $1 million and $2 million at June 30, 2010 and December 31, 2009, respectively, and the fair values of the purchased CDS were $4 million at both June 30, 2010, and December 31, 2009.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At June 30, 2010, the remaining terms on these risk participations generally ranged from one month to eight years, with a weighted average on the maximum estimated exposure of 3.1 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was $84 million and $83 million at June 30, 2010 and December 31, 2009, respectively. The fair values of the written swap participations were de minimis at June 30, 2010 and December 31, 2009. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. The Company temporarily suspended this business and unwound its positions as of December 31, 2009 without incurring losses. Trading resumed during 2010 and at June 30, 2010, there were $594 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative assets and liabilities were $6 million and $4 million at June 30, 2010, respectively, and related collateral held at June 30, 2010 was $246 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At June 30, 2010, the Company’s only outstanding interest rate hedging relationships involve interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. The maximum range of hedge maturities for hedges of floating rate loans is one to five years, with the weighted average being 3.4 years. Ineffectiveness on these hedges was de minimis during the six months ended June 30, 2010. As of June 30, 2010, $345 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. Ineffectiveness was de minimis during the three months ended June 30, 2010. The Company recognized $7 million of ineffectiveness gains during the six months ended June 30, 2010 and $4 million in ineffectiveness gains during both the three and six months ended June 30, 2009, which was recorded in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged with cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recorded within trading account profits/(losses) and commissions.

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

Note 11 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2010, approximately $14.1 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At June 30, 2010, the total loss exposure ceded to the Company was approximately $628 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $278 million. Of this amount, $274 million of losses have been reserved for as of June 30, 2010, reducing the Company’s net remaining loss exposure to $4 million. To date, actual claims paid by the trusts have been limited as claims paid by the mortgage insurance companies have been delayed as a result of elongated foreclosure timelines. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $4 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $4 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $10 million and $20 million for the three and six months

Notes to Consolidated Financial Statements (Unaudited)-Continued

ended June 30, 2010, respectively and $13 million and $26 million for the three and six months ended June 30, 2009, respectively, are reported as part of noninterest income. The related provision for losses, which totaled $9 million and $18 million for the three and six months ended June 30, 2010, respectively and $25 million and $95 million for the three and six months ended June 30, 2009, respectively, is reported as part of noninterest expense.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2010. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. Since 2008, Visa has funded $5.3 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted.

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $34 million recorded as of June 30, 2010.

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

As of June 30, 2010 and December 31, 2009, the maximum potential amount of the Company’s obligation was $7.1 billion and $8.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $115 million and $131 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2010 and December 31, 2009, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse

Notes to Consolidated Financial Statements (Unaudited)-Continued

through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

STM maintains a liability for this loss contingency, which is initially based on the estimated fair value of the Company’s contingency at the time loans are sold and the guarantee liability is created. Subsequently, STM estimates losses that have been incurred and increases the liability if estimated incurred losses exceed the guarantee liability. As of June 30, 2010 and December 31, 2009, the liability for contingent losses related to sold loans totaled $256 million and $200 million, respectively. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$209,613	$93,191	$199,856	$91,780
Provision	148,331	62,461	275,875	88,352
Charge-offs	(102,320)	(63,460)	(220,107)	(87,940)

Balance at end of period	$255,624	$92,192	$255,624	$92,192

During the six months ended June 30, 2010 and 2009, SunTrust repurchased or otherwise settled mortgages with balances of $375 million and $197 million, respectively, related to investor demands. As of June 30, 2010 and December 31, 2009, the carrying value of outstanding repurchased mortgage loans, exclusive of any allowance for loan losses, totaled $170 million and $146 million, respectively, of which $114 million and $98 million, respectively, were nonperforming.

STM also maintains a liability for contingent losses related to MSR sales, which totaled $2 million and $3 million as of June 30, 2010 and December 31, 2009, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities; whereas arrangements entered into subsequent to that date are recorded as liabilities. The potential obligation associated with these arrangements was $7 million and $13 million as of June 30, 2010 and December 31, 2009, respectively, of which $4 million was recorded as a liability representing the fair value of the contingent payments as of June 30, 2010 and December 31, 2009. If required, these contingent payments will be payable at various times over the next five years.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Public Deposits

The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment, from the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring risk relative to the current economic environment and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and six month periods ended June 30, 2010 and 2009, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of June 30, 2010, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of June 30, 2010, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $39 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of June 30, 2010 and December 31, 2009, $8 million and $9 million was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2010, the Company owned $46.6 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $2.8 billion of residential construction loans, representing 3% of total loans, and an additional $14.4 billion in commitments to extend credit on home equity lines and $12.8 billion in mortgage loan commitments. At December 31, 2009, the Company had $46.7 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $3.8 billion of residential construction loans, representing 3% of total loans and an additional $15.2 billion in commitments to extend credit on home equity lines and $12.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high LTV loans, and low initial interest rate loans. As of June 30, 2010, the Company owned $14.2 billion of interest only loans, primarily with a 10 year interest only period. Approximately $1.9 billion of those loans had combined original LTV ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $3.0 billion of amortizing loans with combined original LTV ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $472 million and $572 million as of June 30, 2010 and December 31, 2009, respectively.

Note 13 - Fair Value Measurement and Election

The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, level 2 or level 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and financial liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain loans and LHFS, MSRs, certain brokered deposits, and certain issuances of fixed rate debt.

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

Beginning January 1, 2010, the Company changed its policy for recording transfers into and out of the fair value hierarchy levels in response to amended U.S. GAAP. All such transfers are now assumed to be as of the end of the quarter in which the transfer occurred, whereas, previously, the Company assumed transfers into levels to occur at the beginning of the quarter and transfers out of levels to occur at the end of the quarter. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recurring Fair Value Measurements

		Fair Value Measurements at June 30, 2010 Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$360,217	$360,217	$-	$-
Federal agency securities	482,014	-	482,014	-
U.S. states and political subdivisions	52,004	-	42,576	9,428
RMBS - agency	230,455	-	230,455	-
RMBS - private	3,510	-	-	3,510
CDO securities	116,844	-	-	116,844
ABS	48,605	-	276	48,329
Corporate and other debt securities	641,501	-	641,501	-
Commercial paper	59,904	-	59,904	-
Equity securities	217,918	1,993	95,959	119,966
Derivative contracts	3,039,885	106,348	2,806,321	127,216
Trading loans	912,945	-	912,945	-

Total trading assets	6,165,802	468,558	5,271,951	425,293

Securities available for sale
U.S. Treasury securities	5,352,154	5,352,154	-	-
Federal agency securities	954,376	-	954,376	-
U.S. states and political subdivisions	859,184	-	734,513	124,671
RMBS - agency	16,198,823	-	16,198,823	-
RMBS - private	365,361	-	-	365,361
ABS	922,889	-	815,039	107,850
Corporate and other debt securities	504,191	-	499,191	5,000
Common stock of The Coca-Cola Company	1,503,600	1,503,600	-	-
Other equity securities	937,782	212	232,440	705,130	[3]

Total securities available for sale	27,598,360	6,855,966	19,434,382	1,308,012

Loans held for sale
Residential loans	2,218,383	-	2,114,552	103,831
Corporate and other loans	306,087	-	301,012	5,075
Loans	410,870	-	-	410,870
Other intangible assets [2]	1,297,668	-	-	1,297,668
Other assets [1]	448,216	-	360,815	87,401

Liabilities
Trading liabilities
U.S. Treasury securities	439,137	439,137	-	-
Federal agency securities	17,169	-	17,169	-
Corporate and other debt securities	385,463	-	385,463	-
Equity securities	148	148	-	-
Derivative contracts	1,813,175	57,452	1,755,723	-

Total trading liabilities	2,655,092	496,737	2,158,355	-

Brokered deposits	1,203,858	-	1,203,858	-
Long-term debt	3,682,630	-	3,682,630	-
Other liabilities [1]	165,966	-	131,645	34,321

1 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

2 This amount includes MSRs carried at fair value.

3 Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $361 million of Federal Reserve Bank stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury and federal agencies	$1,150,323	$498,781	$651,542	$-
U.S. states and political subdivisions	58,520	-	51,119	7,401
RMBS - agency	94,164	-	94,164	-
RMBS - private	13,889	-	-	13,889
CDO securities	174,886	-	-	174,886
Corporate debt securities	464,684	-	464,684	-
Commercial paper	639	-	639	-
Other debt securities	25,886	-	1,183	24,703
Equity securities	163,053	1,049	11,260	150,744
Derivative contracts	2,610,288	102,520	2,507,768	-
Other	223,606	-	205,136	18,470

Total trading assets	4,979,938	602,350	3,987,495	390,093

Securities available for sale
U.S. Treasury and federal agencies	7,914,111	5,176,525	2,737,586	-
U.S. states and political subdivisions	945,057	-	812,949	132,108
RMBS - agency	15,916,077	-	15,916,077	-
RMBS - private	407,228	-	-	407,228
Other debt securities	797,403	-	719,449	77,954
Common stock of The Coca-Cola Company	1,710,000	1,710,000	-	-
Other equity securities	787,166	182	82,187	704,797	[3]

Total securities available for sale	28,477,042	6,886,707	20,268,248	1,322,087

Loans held for sale	2,923,375	-	2,771,890	151,485
Loans	448,720	-	-	448,720
Other intangible assets [2]	935,561	-	-	935,561
Other assets [1]	150,272	-	136,790	13,482

Liabilities
Brokered deposits	1,260,505	-	1,260,505	-
Trading liabilities	2,188,923	259,103	1,883,954	45,866
Long-term debt	3,585,892	-	3,585,892	-
Other liabilities [1]	125,239	-	77,105	48,134

1 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage of business to hedge its interest rate risk along with a derivative associated with the Company's sale of Visa shares during the quarter ended June 30, 2009.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value June 30, 2010	Aggregate Unpaid Principal Balance under FVO June 30, 2010	Fair Value Over/(Under) Unpaid Principal

Trading assets	$912,945	$901,203	$11,742
Loans	384,509	426,854	(42,345)
Past due loans of 90 days or more	1,157	2,126	(969)
Nonaccrual loans	25,204	49,997	(24,793)
Loans held for sale	2,515,749	2,472,649	43,100
Past due loans of 90 days or more	2,796	3,887	(1,091)
Nonaccrual loans	5,925	24,758	(18,833)
Brokered deposits	1,203,858	1,243,423	(39,565)
Long-term debt	3,682,630	3,602,259	80,371

(Dollars in thousands)	Aggregate Fair Value December 31, 2009	Aggregate Unpaid Principal Balance under FVO December 31, 2009	Fair Value Over/(Under) Unpaid Principal

Trading assets	$286,544	$261,693	$24,851
Loans	397,764	453,751	(55,987)
Past due loans of 90 days or more	4,697	8,358	(3,661)
Nonaccrual loans	46,259	83,396	(37,137)
Loans held for sale	2,889,111	2,874,578	14,533
Past due loans of 90 days or more	3,288	4,929	(1,641)
Nonaccrual loans	30,976	52,019	(21,043)
Brokered deposits	1,260,505	1,319,901	(59,396)
Long-term debt	3,585,892	3,613,085	(27,193)

The following tables present the change in fair value during the three and six months ended June 30, 2010 and 2009 of financial instruments for which the FVO has been elected.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2010, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2010, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income/(Loss) [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income/(Loss) [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	($4,142)	$-	$-	($4,142)	($3,448)	$-	$-	($3,448)
Loans held for sale	(3,749)	200,155	-	196,406	6,962	292,348	-	299,310
Loans, net	(1,474)	7,841	-	6,367	(1,581)	7,479	-	5,898
Other intangible assets	-	2,591	(411,009)	(408,418)	-	6,455	(520,137)	(513,682)

Liabilities
Brokered deposits	22,717	-	-	22,717	(8,073)	-	-	(8,073)
Long-term debt	(39,524)	-	-	(39,524)	(125,076)	-	-	(125,076)

1 Changes in fair value for the three and six months ended June 30, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and six months ended June 30, 2010, income related to LHFS, includes $65 million and $128 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six month ended June 30, 2010, income related to other intangible assets includes $3 million and $6 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income/(Loss) [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	$3,403	$-	$-	$3,403	$3,248	$-	$-	$3,248
Loans held for sale	-	139,944	-	139,944	-	427,141	-	427,141
Loans	1,376	2,388	-	3,764	3,235	(2,741)	-	494
Other intangible assets	-	2,890	100,208	103,098	-	7,461	74,410	81,871

Liabilities
Brokered deposits	14,878	-	-	14,878	32,330	-	-	32,330
Long-term debt	(13,249)	-	-	(13,249)	155,417	-	-	155,417

1 Changes in fair value for the three and six month periods ended June 30, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and six month periods ended June 30, 2009, income related to LHFS, net includes $231 million and $372 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2009, income related to other intangible assets includes $3 million and $8 million, respectively, of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or level 3 that are measured at fair value on a recurring basis, based on the class of financial instrument as determined by the nature and risks of the instrument.

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

Level 3 municipal securities are primarily ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS or trading securities. These securities were valued using comparisons

Notes to Consolidated Financial Statements (Unaudited)-Continued

to similar ARS securities for which auctions are currently successful and/or to longer term, non-ARS securities issued by similar municipalities. The Company also looks at the relative strength of the municipality and makes appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS continue to operate successfully, ARS owned by the Company at June 30, 2010 continue to be classified as level 3 as they are those ARS in which the auctions continue to fail and, therefore, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continues to price the ARS below par.

Level 3 AFS municipal bond securities also includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. In order to estimate pricing on these securities, the Company utilizes a third party municipal bond yield curve for the lowest investment grade bonds (BBB rated) and prices each bond based on the yield associated with that maturity.

RMBS – agency

RMBS – agency includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. These securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments that are trading in the market as the basis for its estimates of fair value and, as such, the Company appropriately classifies these instruments as level 2.

RMBS – private

RMBS – private includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades the Company executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the six months ended June 30, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify private RMBS as level 3, as the Company believes that this third party pricing relies on a significant amount of unobservable assumptions.

Certain vintages of private RMBS have suffered from deterioration in credit quality leading to downgrades. At June 30, 2010, the majority of the Company’s private RMBS contained 2006 to 2007 vintage securities AFS and trading securities, along with a portion of 2003 vintage securities classified as AFS. All but a de minimis amount of the 2006 to 2007 vintage securities AFS and trading securities had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment grade ratings at the time of origination or purchase. The 2006 to 2007 vintage collateral is primarily comprised of prime jumbo fixed and floating rate loans. The 2003 vintage securities are interests retained from a securitization of prime first-lien fixed and floating rate loans and are primarily all investment grade rated, with the exception of a small amount of support bonds. The majority of these securities have maintained their original ratings, with a small amount of upgrades and only one bond downgraded since inception of the deal. Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private RMBS during the six months ended June 30, 2010.

CDO securities

The Company’s investments in SIVs comprise the majority of the Company’s CDOs, along with senior ARS interests in Company-sponsored securitizations of trust preferred collateral and preference share interests in Company-sponsored securitizations of commercial leveraged loan obligations. The Company had $84 million and $149 million in SIV investments at June 30, 2010 and December 31, 2009, respectively. One of the remaining two SIV

Notes to Consolidated Financial Statements (Unaudited)-Continued

investments totaling $81 million is in receivership at June 30, 2010. The Company received approximately $75 million in proceeds from sales, pay downs, and maturities of the SIV investments during the six months ended June 30, 2010. CDO interests in Company-sponsored securitizations totaled $33 million at June 30, 2010 and $26 million as of December 31, 2009. The increase in value of these interests for the six months ended June 30, 2010 is due to an improvement in cash flow expectation as well as an overall steady recovery in value in the broader CLO market, causing a markup of the CLO preference shares that the Company had fully written off in 2009. Because secondary market trading is not observable for any of these instruments and market data is generally not available for significant assumptions that would be used to estimate fair values, the Company has classified these instruments as level 3 within the fair value hierarchy.

To estimate the fair values of the SIV investment that is under receivership, the Company utilizes an internally developed model using cusip-specific information where the inputs are based on the best market information available. In addition, the Company has applied a liquidity discount to recognize the illiquid and unique nature of these investments, which was based on historical spreads between the estimated internal value and transaction prices for those investments the Company has been able to sell or settle. For the more liquid securities, such as corporate securities, the Company is able to use pricing from independent pricing services; however, for most of the tranches, fair values are estimated based on the most relevant market data available, such as vintage, rating, structure and monoline insurance wraps. In addition to individual security valuations, the fair values of the SIV investments include a cash component, which represents cash that the SIVs have received on the underlying assets prior to distribution.

CDOs related to trust preferred ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities. The significant decrease in the volume and level of activity in these markets has necessitated the use of significant unobservable inputs into the Company’s valuations. The auctions for these ARS continue to fail; therefore, actual trades are not available to corroborate pricing estimates. There are also no comparable or relevant indices for regional trust preferred collateral or CDOs, nor is indicative broker pricing or third party pricing available. The Company does have visibility into the underlying collateral in the CDOs and, therefore, can model expected cash flows using estimated discount rates based on pricing and/or spread levels seen on trades of similarly structured securities for valuation purposes. In pricing the CLO preference shares, the Company was able to obtain market information for other performing CLO equity level positions as a starting point for which to develop assumptions to use in modeling the cash flows related to the securitization as well as a yield range expected in the marketplace.

Asset-backed securities

Level 2 ABS classified as securities AFS are interests collateralized by 2009 and 2010 vintage third party securitizations of auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions are used in pricing the auto loan ABS; therefore, the Company classifies these bonds as level 2.

Level 3 AFS ABS includes interests in third party securitizations of auto loans, home equity lines of credit that are vintage 2003-2004, and ARS collateralized by student loans. Level 3 trading ABS includes the Company’s retained interest in a student loan securitization and ARS collateralized by student loans. These ARS have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a 97-98% guarantee of principal and interest by U.S. government agencies. The Company utilizes a pricing matrix to value the student loan ABS for which base pricing is determined by market trades and bids for similar senior-level securities. Valuations are adjusted up or down from the base pricing matrix based on timing of the issuer’s ability to refinance, a security’s subordination level in the structure and/or perceived risk of the issuer as determined by ratings or total leverage of the trust.

Generally, the Company attempts to obtain pricing for these level 3 securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the valuations or used to validate outputs from the Company’s own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets for the specific securities, such as relevant market indices that

Notes to Consolidated Financial Statements (Unaudited)-Continued

correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the six months ended June 30, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify certain ABS as level 3, as the Company believes that pricing relies on a significant amount of unobservable assumptions.

Corporate and other debt securities

Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations. These securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments, or in some cases the same instruments, that are trading in the markets as the basis for its estimates of fair value. Because the Company does not have direct access to the pricing service’s valuation sources, the Company has determined that classification of these instruments as level 2 is appropriate. Other debt securities in level 3 include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.

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

Level 3 equity securities classified as securities AFS include, as of June 30, 2010, FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. As discussed in Note 3, “Securities Available for Sale,” the Company accounts for the stock based on the industry guidance, which requires these investments to be carried at cost and evaluated for impairment based on the ultimate recovery of par value.

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

The Company’s level 2 instruments are predominantly standard over-the-counter swaps, options and forwards, with underlying market variables of interest rates, foreign exchange, equity and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-based assumptions for all significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.

The Agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted

Notes to Consolidated Financial Statements (Unaudited)-Continued

both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At June 30, 2010 and December 31, 2009, The Agreements’ fair value was in an asset position of $127 million and a liability position of $46 million.

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

See Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements, for additional information on the Company’s derivative contracts.

Trading loans

The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made in connection with the Company’s TRS business (see Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of this business), (ii) loans backed by the SBA and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2 within the fair value hierarchy, due to the market data that the Company uses in its estimates of fair value.

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At June 30, 2010, the Company had $595 million of such short-term loans carried at fair value and none were outstanding at December 31, 2009.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments within the fair value hierarchy, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At June 30, 2010 and December 31, 2009, $317 million and $287 million, respectively, of loans related to the Company’s trading business were outstanding.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Loans and Loans Held for Sale

Residential loans

Current U.S. GAAP generally does not require loans to be measured at fair value on a recurring basis, but does provide for an election to do so. As such, in the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chose to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings at the time of origination. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.

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

During the six months ended June 30, 2010, the Company transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the nonperforming loans was carried at fair value. There were no similar transfers during the six months ended June 30, 2009.

As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2009 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2010, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $8 million and $12 million due to changes in fair value attributable to borrower-specific credit risk. For the three and six months ended June 30, 2009, the Company recognized gains in the Consolidated Statements of Income/(Loss) of $10 million and $1 million due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

Corporate and other loans

As discussed in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and in order to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.

Level 3 loans include $8 million of loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value

Notes to Consolidated Financial Statements (Unaudited)-Continued

of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral.

Other Intangible Assets

Other intangible assets that the Company records at fair value are the Company’s MSR asset. As further discussed in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” beginning January 1, 2010, the Company elected to account for all MSRs at fair value. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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

During the three and six months ended June 30, 2010, the Company transferred $62 million and $129 million, respectively, of IRLCs out of level 3 as the associated loans were closed.

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

Liabilities

Trading liabilities

Trading liabilities are primarily comprised of derivative contracts, but also include various contracts involving U.S. Treasury securities, Federal agency securities and corporate debt securities that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Securities Available for Sale.”

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

better align the economics of the CDs with the Company’s risk management strategies. Prior to 2009, the Company had elected to carry substantially all newly-issued CDs at fair value; however, in 2009, given the continued dislocation in the credit markets, the Company evaluated, on an instrument by instrument basis, whether a new issuance would be carried at fair value.

The Company has classified these CDs as level 2 instruments due to the Company’s ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach to the host debt component of the CD, based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For the embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under “Derivative contracts.”

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized estimated gains of $22 million and $7 million for the three and six months ended June 30, 2010, and $1 million and $14 million for the three and six months ended June 30, 2009, due to changes in its own credit spread on its brokered deposits carried at fair value.

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

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized gains of $61 million and losses of $17 million for the three and six months ended June 30, 2010, and losses of $104 million and $19 million for the three and six months ended June 30, 2009, due to changes in its own credit spread on its public debt carried at fair value.

The Company also carries $280 million of issued securities contained in a CLO that have been consolidated under newly issue accounting guidance at fair value in order to recognize the nonrecourse nature of these liabilities to the Company (see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for a discussion of this consolidation). Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other loans.”

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements):

Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance April 1, 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Transfers into Level 3[7]	Transfers out of Level 3[7]	Fair value June 30, 2010	Change in unrealized gains/ (losses) included in earnings for the three months ended June 30, 2010 related to financial assets still held at June 30, 2010

Assets
Trading assets
U.S. states and political subdivisions	$6,728	$-		$-		$2,700	$-	$-	$-	$9,428	$-
RMBS - private	5,288	(870)		-		(908)	-	-	-	3,510	(1,038)
CDO securities	158,252	6,574	[5]	-		(47,982)	-	-	-	116,844	4,261	[5]
ABS	50,626	(558)	[5]	-		(1,739)	-	-	-	48,329	(1,441)	[5]
Equity securities	145,259	(1,993)	[5]	-		(23,300)	-	-	-	119,966	(4,090)	[5]
Derivative contracts	21,460	(175)		105,931	[6]	-	-	-	-	127,216	-

Total trading assets	387,613	2,978	[1]	105,931		(71,229)	-	-	-	425,293	(2,308)	[1]

Securities available for sale
U.S. states and political subdivisions	131,010	358	[5]	(2,267)		(4,430)	-	-	-	124,671	-
RMBS - private	369,206	(798)		16,817		(19,864)	-	-	-	365,361	(798)
ABS	107,913	40	[5]	1,021		(1,124)	-	-	-	107,850	-
Corporate and other debt securities	4,550	-		-		450	-	-	-	5,000	-
Other equity securities	704,798	-		6		326	-	-	-	705,130	-

Total securities available for sale	1,317,477	(400)	[2]	15,577		(24,642)	-	-	-	1,308,012	(798)	[2]

Loans held for sale
Residential loans	151,762	5,613	[3]	-		(51,000)	(5,775)	4,142	(911)	103,831	2,112	[3]
Corporate and other loans	9,400	(1,977)	[8]	-		(2,348)	-	-	-	5,075	(1,977)	[8]
Loans	420,484	5,526	[4]	-		(11,286)	(3,854)	-	-	410,870	4,105	[4]
Other assets/(liabilities), net	(9,449)	118,666	[3]	-		6,277	(62,414)	-	-	53,080	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses) .
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
[4]	Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]	All transfers between fair value hierarchy levels are treated as occurring at the end of the period.
[8]	Amounts included in earnings are recorded in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Ending balance December 31, 2009	Reclassifications	Beginning balance January 1, 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Transfers into Level 3[7]	Transfers out of Level 3[7]	Fair value June 30, 2010	Change in unrealized gains/ (losses) included in earnings for the six months ended June 30, 2010 related to financial assets still held at June 30, 2010
Assets
Trading assets
U.S. states and political subdivisions	$7,401	$-	$7,401	$127	[5]	$-		$1,900	$-	$-	$-	$9,428	($374)	[5]
RMBS - private	13,889	(7,426)	6,463	(655)		-		(2,298)	-	-	-	3,510	(1,076)
CDO securities	174,886	55	174,941	16,977	[5]	-		(75,074)	-	-	-	116,844	11,293	[5]
ABS	-	50,544	50,544	3,348	[5]	-		(5,563)	-	-	-	48,329	1,399	[5]
Corporate and other debt securities	24,703	(24,703)	-	-		-		-	-	-	-	-	-
Equity securities	150,744	-	150,744	4,341	[5]	-		(35,119)	-	-	-	119,966	-
Derivative contracts	-	-	-	6,562		120,654	[6]	-	-	-	-	127,216	-
Other	18,470	(18,470)	-	-		-		-	-	-	-	-	-

Total trading assets	390,093	-	390,093	30,700	[1]	120,654		(116,154)	-	-	-	425,293	11,242	[1]

Securities available for sale
U.S. states and political subdivisions	132,108	-	132,108	446	[5]	(2,408)		(5,475)	-	-	-	124,671	-
RMBS - private	407,228	(29,145)	378,083	(1,860)		33,896		(44,758)	-	-	-	365,361	(1,860)
ABS	-	102,549	102,549	590	[5]	(7,179)		11,890	-	-	-	107,850	-
Corporate and other debt securities	77,954	(73,404)	4,550	-		-		450	-	-	-	5,000	-
Other equity securities	704,797	-	704,797	-		7		326	-	-	-	705,130	-

Total securities available for sale	1,322,087	-	1,322,087	(824)	[2]	24,316		(37,567)	-	-	-	1,308,012	(1,860)	[2]

Loans held for sale	151,485	(151,485)	-	-		-		-	-	-	-	-	-
Residential loans	-	142,085	142,085	4,893	[3]	-		(70,062)	4,389	23,739	(1,213)	103,831	(5,594)	[3]
Corporate and other loans	-	9,400	9,400	(1,977)	[8]	-		(2,348)		-	-	5,075	(1,977)	[8]
Loans	448,720	-	448,720	5,057	[4]	-		(24,483)	(17,067)	-	(1,357)	410,870	5,989	[4]
Other assets/(liabilities), net	(34,652)	-	(34,652)	210,822	[3]	-		6,277	(129,367)	-	-	53,080	-

Liabilities
Trading liabilities
Derivative contracts	(45,866)	-	(45,866)	-		45,866	[6]	-	-	-	-	-	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
[4]	Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]	All transfers between fair value hierarchy levels are treated as occurring at the end of the period.
[8]	Amounts included in earnings are recorded in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance April 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value June 30, 2009	Change in unrealized gains/ (losses) included in earnings for the three months ended June 30, 2009 related to financial assets still held at June 30, 2009

Assets
Trading assets
U.S. Treasury and federal agencies	$592,922	($2,798)		$ -		($129,239)	$ -	($460,885)	$ -	$ -
U.S. states and political subdivisions	7,401	-		-		-	-	-	7,401	-
Corporate debt securities	6,650	2,800		-		(9,450)	-	-	-	-
Commercial paper	-	-		-		2,412,408	-	-	2,412,408	-
RMBS - private	26,221	2,493		-		(7,574)	-	-	21,140	(488)
CDO securities	246,423	4,805	[5]	-		(19,161)	-	-	232,067	4,601	[5]
Other debt securities	23,722	231	[5]	-		(400)	-	-	23,553	-
Equity securities	170,694	3,247	[5]	-		(10,591)	-	-	163,350	1,856	[5]
Derivative contracts	259,529	4,136		(142,501)	[6]	-	-	-	121,164	-
Other	42,660	(1,726)		-		(2,030)	-	(24,813)	14,091	(336)

Total trading assets	1,376,222	13,188	[1]	(142,501)		2,233,963	-	(485,698)	2,995,174	5,633	[1]
Securities available for sale
U.S. states and political subdivisions	140,527	80	[5]	(920)		(3,045)	-	-	136,642	-
RMBS - private	474,885	(5,527)		6,905		(36,343)	-	-	439,920	(5,527)
Other debt securities	63,487	198	[5]	946		(1,266)	-	-	63,365	-
Other equity securities	704,847	(212)		(261)		450	-	-	704,824	(212)

Total securities available for sale	1,383,746	(5,461)	[2]	6,670		(40,204)	-	-	1,344,751	(5,739)	[2]
Loans held for sale	452,890	656	[3]	-		(27,516)	(274,189)	6,140	157,981	(1,362)	[3]
Loans	242,193	4,488	[4]	-		(17,686)	269,215	(3,541)	494,669	(791)	[4]
Other assets/liabilities, net	106,227	66,238	[3]	-		(50,461)	(141,284)	-	(19,280)	(19,280)	[3]

Liabilities
Long-term debt	(3,352,400)	(13,249)	[1]	-		-	-	3,365,649	-	(13,249)	[1]

	Beginning balance January 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/ from other balance sheet line items	Level 3 transfers, net	Fair value June 30, 2009	Change in unrealized gains/ (losses) included in earnings for the six months ended June 30, 2009 related to financial assets still held at June 30, 2009

Assets
Trading assets
U.S. Treasury and federal agencies	$645,260	($4,863)		$-		($181,153)	$ -	($459,244)	$ -	$ -
U.S. states and political subdivisions	7,326	(325)	[5]	-		400	-	-	7,401	(324)	[5]
Corporate debt securities	6,650	2,800		-		(9,450)	-	-	-	-
Commercial paper	-	-		-		2,412,408	-	-	2,412,408	-
RMBS - private	37,970	(60)		-		(16,770)	-	-	21,140	(6,530)
CDO securities	261,528	(16,854)	[5]	-		(12,607)	-	-	232,067	(8,583)	[5]
Other debt securities	22,945	(12)	[5]	-		620	-	-	23,553	(293)	[5]
Equity securities	101,964	4,540	[5]	-		56,846	-	-	163,350	1,856	[5]
Derivative contracts	249,547	4,136		(132,519)	[6]	-	-	-	121,164	-
Other	58,195	(15,673)		-		(1,976)	-	(26,455)	14,091	2,706

Total trading assets	1,391,385	(26,311)	[1]	(132,519)		2,248,318	-	(485,699)	2,995,174	(11,168)	[1]
Securities available for sale
U.S. states and political subdivisions	79,262	5,525	[5]	(3,111)		51,830	-	3,136	136,642	-
RMBS - private	522,151	(6,248)		(15,084)		(60,899)	-	-	439,920	(6,248)
Other debt securities	28,413	248	[5]	946		33,758	-	-	63,365	-
Other equity securities	859,779	(212)		(4,351)		(150,392)	-	-	704,824	(212)

Total securities available for sale	1,489,605	(687)	[2]	(21,600)		(125,703)	-	3,136	1,344,751	(6,460)	[2]
Loans held for sale	487,445	(3,469)	[3]	-		(62,843)	(275,288)	12,136	157,981	(10,074)	[3]
Loans	270,342	1,218	[4]	-		(32,594)	268,989	(13,286)	494,669	(5,225)	[4]
Other assets/liabilities, net	72,421	343,860	[3]	-		(50,461)	(385,100)	-	(19,280)	(19,280)	[3]

Liabilities
Long-term debt	(3,496,261)	130,612	[1]	-		-	-	3,365,649	-	130,612	[1]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are recorded in mortgage production related income.
[4]

Amounts are generally included in mortgage production related income except $1 million and $3 million for the three and six month periods ended June 30, 2009, respectively, related to loans acquired in the GB&T acquisition. The mark on these loans is included in trading account profits and commissions.

[5]	Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s forward sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

Non-recurring Fair Value Measurements

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs, nor does it include information related to the goodwill impairment charge recorded during the first quarter of 2009 which is discussed in Note 5, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements. The Company’s economic hedging activities for LHFS and MSRs are deployed at the portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at June 30, 2010, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale	$331,809	$-	$254,031	$77,778	($9,310)
Loans	101,042	-	-	101,042	(16,225)
OREO	699,828	-	639,930	59,898	(125,139)
Affordable Housing	3,653	-	-	3,653	-
Other Assets	180,092	-	105,942	74,150	-

		Fair Value Measurement at December 31, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale	$1,339,324	$-	$1,173,310	$166,014	($48,204)
Loans	96,062	-	96,062	-	(15,607)
MSRs	23,342	-	-	23,342	(6,718)
OREO	619,621	-	495,827	123,794	(110,458)
Affordable Housing	395,213	-	-	395,213	-
Other Assets	143,600	-	60,852	82,748	-

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

Loans Held for Sale

Level 2 LHFS consist primarily of agency-conforming, residential mortgage loans and corporate loans that are accounted for at LOCOM. Level 3 LHFS consist of non-agency residential mortgage LHFS for which there is little or no secondary market activity and leases held for sale. These loans are valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. Leases held for sale are valued using internal estimates which incorporate market data when available. Due to the lack of current market data for comparable leases, these assets are considered level 3.

During the six months ended June 30, 2010, the Company transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the nonperforming loans was carried at fair value. There were no similar transfers during the six months ended June 30, 2009.

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

OREO

OREO is measured at the lower of cost or the fair value, less cost to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, list prices, or other market information is available. Level 3 OREO consists of lots and land for which current property-specific values are not available. The Company values these properties using a pooled approach.

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the six months ended June 30, of 2010 and the year ended December 31, 2009, the Company recorded impairment charges of $5 million and $47 million, respectively, on its consolidated affordable housing partnership investments.

Other Assets

Other assets consists of equity partner investments, structured leasing products, other repossessed assets and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these investments of $2 million and $22 million, respectively.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recorded at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these assets of $2 million and $4 million, respectively.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the six months ended June 30, 2010, the Company recorded impairment charges attributable to these assets of $7 million. No impairment was recorded during 2009.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the six months ended June 30, 2010, the Company recorded impairment charges of $11 million which were attributable to the fair value of various personal property under operating leases. No impairment was recorded during 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010			December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,793,175	$4,793,175	(a)	$6,997,171	$6,997,171	(a)
Trading assets	6,165,802	6,165,802	(b)	4,979,938	4,979,938	(b)
Securities available for sale	27,598,360	27,598,360	(b)	28,477,042	28,477,042	(b)
Loans held for sale	3,184,717	3,202,977	(c)	4,669,823	4,681,915	(c)
Total loans	112,925,417	112,925,417		113,674,844	113,674,844
Interest/credit adjustment	(3,156,000)	(3,335,335)		(3,120,000)	(4,121,806)

Subtotal	109,769,417	109,590,082	(d)	110,554,844	109,553,038	(d)
Market risk/liquidity adjustment	-	(6,271,620)		-	(7,815,567)

Loans, net	$109,769,417	$103,318,462	(d)	$110,554,844	$101,737,471	(d)

Financial liabilities
Consumer and commercial deposits	$116,261,498	$116,684,923	(e)	$116,303,452	$116,607,808	(e)
Brokered deposits	2,342,435	2,307,100	(f)	4,231,530	4,160,835	(f)
Foreign deposits	64,170	64,170	(f)	1,328,584	1,328,584	(f)
Short-term borrowings	6,253,680	6,245,641	(f)	5,365,368	5,355,625	(f)
Long-term debt	15,658,705	15,024,312	(f)	17,489,516	16,701,653	(f)
Trading liabilities	2,655,092	2,655,092	(b)	2,188,923	2,188,923	(b)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value as of June 30, 2010 and December 31, 2009, respectively. The value derived from origination rates likely does not represent an exit price due to the current illiquid market conditions; therefore, an incremental market risk and liquidity discount was subtracted from the initial value to reflect the illiquid market conditions as of June 30, 2010 and December 31, 2009, respectively. The discounted value is a function of a market participant's required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount on fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Note 14 – Contingencies

Litigation and Regulatory Matters

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages often alleged by plaintiffs or claimants are overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. On a case-by-case basis, however, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. It is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. The following is a description of the nature of certain litigation and regulatory matters.

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. As of June 30, 2010, the Company has already purchased approximately $573 million of ARS and is expected to purchase approximately $69 million in additional ARS. The fair value of ARS purchased pursuant to the pending settlement, net of redemptions and calls, was approximately $146 million and $176 million in trading securities and $167 million and $156 million in securities AFS, at June 30, 2010 and December 31, 2009, respectively. The Company has reserved $24 million and $33 million at June 30, 2010 and December 31, 2009, respectively, for the estimated remaining probable losses. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The total net gain relating to the ARS agreements recognized during the six months ended June 30, 2010 and 2009, was approximately $6 million in both periods. These amounts are comprised of trading gains or losses on probable future purchases, trading gains or losses on ARS classified as trading securities that were purchased from investors, and securities gains on calls and redemptions of securities AFS that were purchased from investors. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

In re LandAmerica Financial Group, Inc. et al.

Two putative class action lawsuits have been filed against the Company by former customers of LandAmerica 1031 Exchange Services, Inc, (“LES”), a subsidiary of LandAmerica Financial Group, Inc. (“LFG”). The first of these actions, Arthur et al. v. SunTrust Banks, Inc. et al., was filed on January 14, 2009 in the United States District Court for the Southern District of California. The second of these cases, Terry et al. v. SunTrust Banks, Inc. et al., was filed on February 2, 2009 in the Court of Common Pleas, Tenth Judicial Circuit, County of Anderson, South Carolina, and subsequently removed to the United States District Court for the District of South Carolina. On June 12, 2009, the Multi-District Litigation (“MDL”) Panel issued a transfer order designating the United States District Court for the District of

Notes to Consolidated Financial Statements (Unaudited)-Continued

South Carolina, Anderson Division, as MDL Court for IRS Section 1031 Tax Deferred Exchange Litigation (MDL 2054). Plaintiffs’ allegations in these cases are that LES and certain of its officers caused them to suffer damages in connection with potential 1031 exchange transactions that were pending at the time that LES filed for bankruptcy. Essentially, Plaintiffs’ core allegation is that their damages are the result of breaches of fiduciary and other duties owed to them by LES and others, and fraud and other improper acts committed by LES and certain of its officers, and that the Company is partially or entirely responsible for such damages because it knew or should have known about the alleged wrongdoing and failed to take appropriate steps to stop the same. The Company believes that the allegations and claims made against it in these actions are both factually and legally unsupported, and has filed a motion to dismiss all claims.

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

Only one putative class action lawsuit relating to auction rate securities has been filed against the Company or its subsidiaries, Martin Zisholtz v. SunTrust Banks, Inc. and SunTrust Robinson Humphrey, Inc. This case was filed in the U.S. District Court for the Northern District of Georgia, and was dismissed with prejudice on the Company’s motion.

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

In re ATM Fee Antitrust Litigation

The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007 Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motion on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth

Notes to Consolidated Financial Statements (Unaudited)-Continued

Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part – dismissing one of Plaintiffs two claims – but denied the motion as to one claim. The Court has ordered the parties to submit briefs in July and August 2010 regarding the Plaintiffs’ standing (or lack thereof) to assert the sole remaining claim.

Overdraft Fee Cases

The Company has been named as a defendant in several putative class actions relating to the manner in which it charges overdraft fees to customers. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the United States District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the United States District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the Company’s assessment of overdraft charges to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the Motion to Compel Arbitration currently is on appeal to the Eleventh Circuit Court of Appeals. The second of these cases, Bailey v. SunTrust Bank et al. was filed in the Orleans Parish Civil Court, State of Louisiana, and was removed to the United States District Court for the Eastern District of Louisiana on December 22, 2009. Plaintiff asserts claims for violation of the Louisiana Unfair Trade Practices Act, breach of contract, conversion, abuse of right, unjust enrichment, fraud, redhibitory vice, product liability, breach of obligation, and violation of the Expedited Funds Availability Act and its implementing regulations for alleged injuries he suffered as a result of the Company’s assessment of overdraft charges to his deposit account. Plaintiff purports to bring the class action on behalf of “all SunTrust Bank checking account holders whose indebtedness was accelerated by the collection of unwarranted penalty fees, and for transactions despite their account having a sufficient balance of actual funds to cover the transaction, and for transactions negotiated without proper endorsement.” Plaintiff seeks restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. On January 20, 2010, the matter was conditionally transferred to the United States District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036, but on February 26, 2010 that transfer order was vacated by the MDL Panel. On February 18, 2010, Plaintiff filed a Motion for Leave to File Third Amended Individual Complaint and Second Amended Class Complaint, which motion was granted on February 22, 2010. Plaintiff’s Third Amended Complaint alleges claims against the Company for violation of the Louisiana Unfair Trade Practices Act, violation of the Expedited Funds Availability Act and its implementing regulations, and “fault.” Plaintiff alleges that his injuries arise from illegal conduct associated with his purchase and electronic payment for an Apple computer and the assessment of certain overdraft charges to his deposit account. Plaintiff’s Third Amended Complaint adds Apple, Inc. and the Federal Reserve Bank of Atlanta as Defendants. The Third Amended Complaint purports to bring the class action on behalf of two separate classes: (1) all Apple customers who made a purchase through an Apple Symbol at an Apple Retail Store, and were subjected without warning or notification by Apple to an Apple pre-authorization requirement; and (2) all SunTrust customers who were charged an overdraft fee when their SunTrust checking accounts were not overdrawn. Plaintiff seeks injunctive relief, restitution, disgorgement of ill-gotten gains, actual damages, punitive and exemplary damages, pre-judgment interest, attorney’s fees and costs, and other relief deemed equitable by the Court. The Court granted the Company’s motion to compel arbitration on February 24, 2010.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Krinsk v. SunTrust Bank

This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in the United States District Court for the Middle District of Florida as a putative class action, and is currently attempting to have the class certified. The Court dismissed Plaintiff’s first complaint, and she subsequently filed an Amended Complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion for class certification. The Company filed its Answer to the Complaint, has opposed class certification, and has filed a Motion to Compel Arbitration. The Court denied the Motion to Compel Arbitration and this decision is on appeal to the Eleventh Circuit Court of Appeals. The case has been stayed pending the resolution of this appeal.

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

The Company and several of its executive officers are named as defendants in putative class action securities litigation pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. These cases were consolidated under the caption Waterford Township General Employees Retirement System v. SunTrust Banks, Inc. et al. As lead plaintiff, the Waterford Township General Employees Retirement System (“Waterford”) filed the Lead Plaintiff’s First Amended Class Action Complaint on December 23, 2009. The plaintiffs assert claims on behalf of a class of persons and entities that purchased or acquired the Company’s stock during the period July 22, 2008 through January 21, 2009, and allege that the defendants engaged in a fraudulent scheme to understate the Company’s allowance for loan and lease loss reserves, its provision for loan losses, and the amount of charge-offs related to its loans. They further allege that the defendants made materially false and misleading statements regarding, among other things, the ALLL, its provision for loan losses, and the amount of charge-offs related to its loans. Waterford seeks certification of the class and an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the Amended Complaint was filed in February 2010 and remains pending. The Company intends to vigorously defend the claims asserted against it.

Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al.

On August 6, 2009, Riverside National Bank of Florida filed a complaint in the Supreme Court of the State of New York, County of Kings, against STRH, along with several other broker-dealers, portfolio managers, rating agencies and others. On November 13, 2009, the plaintiffs filed a second amended complaint entitled Riverside National Bank of Florida v. TheMcGraw-Hill Companies, Inc. et al. The complaint alleges claims for common law fraud, negligent misrepresentation, breach of contract and other state law claims relating to the sale of CDOs, backed by trust preferred securities. The complaint alleges that the offering materials for the CDOs were misleading, the trust preferred securities underlying the CDOs were not sufficiently diversified, and the CDOs had inflated and erroneous ratings. As to STRH, the complaint seeks damages in connection with a $7 million senior CDO security that was acquired by Riverside. The complaint alleges that the security has lost over $5 million in value and seeks aggregate damages from all defendants of over $132 million. Defendants filed a motion to dismiss on December 11, 2009. On April 16, 2010, Riverside National Bank of Florida was closed by the Office of the Comptroller of the Currency and the FDIC was named its receiver. On June 3, 2010, the case was removed to the United States District Court for the Southern District of New York.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Colonial BancGroup Securities Litigation

Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup, Inc. filed for bankruptcy. The Defendants’ Motion to Dismiss was denied in May 2010.

Note 15 - Business Segment Reporting

The Company has six business segments used to measure business activities: Retail Banking, Diversified Commercial Banking, Commercial Real Estate, Corporate and Investment Banking, Mortgage, and Wealth and Investment Management with the remainder in Corporate Other and Treasury.

Earlier this year, SunTrust announced a reorganization, which includes the Retail Banking and Mortgage business segments, which realigned the franchise to support client-focused execution. The management of the Consumer Banking line of business was consolidated in order to ensure a holistic view of the consumer client experience. Also the management of the Commercial and Wholesale businesses were realigned to better focus on the various client segments. Effective in the second quarter of 2010, the segment reporting structure was adjusted as follows:

1.	The management structure of the Retail and Commercial segment was changed resulting in three segments: Retail Banking, Diversified Commercial Banking, and Commercial Real Estate.

2.

Consumer Lending, which includes student lending, indirect auto, and other specialty consumer lending units, was combined with Retail Banking. Previously, Consumer Lending was combined with Mortgage to form Household Lending. As a result, Mortgage has been identified as its own segment.

3.	Portions of the Corporate and Investment Banking segment, such as Middle Market, Asset-Based Lending, and Equipment Leasing, were moved to the Diversified Commercial Banking segment.

Retail Banking serves consumers and business clients with less than $5 million in annual revenue (up to $10 million in sales in larger metropolitan markets). Retail Banking provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, indirect auto, student lending, bank card, and other consumer loan and fee-based products. Retail Banking also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail Banking refers clients to our Wealth and Investment Management, Corporate and Investment Banking, Mortgage, Diversified Commercial Banking, Commercial Real Estate, and Corporate Other and Treasury lines of business.

Diversified Commercial Banking provides enterprises with a full array of financial products and services including commercial lending, financial risk management, capital raising, commercial card, and other treasury and payment solutions. The primary client segments served by this line of business include Commercial ($5 million to $100 million in annual revenue), Middle Market ($100 million to $750 million in annual revenue), Dealer Services (financing dealer floor plan inventories) and Not-for-Profit and Government entities. Diversified Commercial Banking also includes the Premium Assignment Corporation, which provides insurance premium financing, and Leasing, which provides equipment and lease financing; both provide services inside and outside of the SunTrust footprint.

Commercial Real Estate offers a broad range of financial solutions to commercial real estate developers and investors. Services include construction, mini-perm, and permanent real estate financing, capital raising services, financial risk management, treasury and payment solutions, investment advisory and management services, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital.

Corporate and Investment Banking offers a full line of traditional banking and investment banking services to corporate banking and institutional investor clients. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, energy, financial services and technology, healthcare, and media and communications. Through STRH, Corporate and Investment Banking provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Middle Market, Diversified Commercial Banking and Wealth and Investment Management

Notes to Consolidated Financial Statements (Unaudited)-Continued

clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services and institutional investment management to its clients.

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels, as well as via the internet (www.suntrust.com) and by the telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. The line of business services loans for itself, for other SunTrust lines of business, and for other investors. The line of business also includes ValuTree Real Estate Services, LLC, a tax service subsidiary.

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include PWM, Genspring, IIS, and RidgeWorth.

The PWM group offers brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. PWM includes the Private Banking group which offers a full array of loan and deposit products to clients as well as STIS which offers discount/online and full service brokerage services to individual clients.

GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

IIS includes Employee Benefit Solutions, Foundations & Endowments Specialty Group, Escrow Services, and STIIA. Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified deferred compensation plans. Foundations & Endowments services nonprofit organizations by providing bundled administrative and investment solutions including planned giving, charitable trustee, and foundation grant administration. Escrow Services targets corporations, governmental entities and attorneys requiring escrow services. STIIA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with varying degrees of ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix, Silvant Capital Management, StableRiver Capital Management and Zevenbergen Capital Investments. On July 16th, 2010, the Company reached a definitive agreement for Federated Investors, Inc. (Federated) to acquire approximately $17 billion in managed liquidity assets. SunTrust will retain RidgeWorth’s long-term asset management business. The transactions are subject to receipt of the customary approvals and the companies expect the migration to the Federated Funds will be completed by year end.

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Communications, Procurement, and Executive Management. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2010
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	Commercial Real Estate	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,471,183	$24,872,643	$11,144,192	$19,616,417	$34,623,794	$9,183,120	$31,613,810	$1,748,325	$171,273,484
Average total liabilities	75,630,819	20,471,804	1,685,498	15,699,232	3,592,503	12,034,549	19,584,378	261,702	148,960,485
Average total equity	-	-	-	-	-	-	-	22,312,999	22,312,999

Net interest income	$638,728	$132,326	$41,916	$91,629	$102,473	$108,690	$99,423	($37,055)	$1,178,130
Fully taxable-equivalent adjustment (FTE)	13	26,694	10	356	-	4	2,943	(1)	30,019

Net interest income (FTE)[1]	638,741	159,020	41,926	91,985	102,473	108,694	102,366	(37,056)	1,208,149
Provision for credit losses[2]	251,048	40,675	118,119	7,262	289,309	16,267	67	(60,683)	662,064

Net interest income after provision for credit losses	387,693	118,345	(76,193)	84,723	(186,836)	92,427	102,299	23,627	546,085
Noninterest income	301,727	55,865	18,638	140,363	77,544	196,852	163,997	(2,987)	951,999
Noninterest expense	620,065	111,946	116,446	121,118	258,706	219,880	57,659	(3,071)	1,502,749

Income/(loss) before provision/(benefit) for income taxes	69,355	62,264	(174,001)	103,968	(367,998)	69,399	208,637	23,711	(4,665)
Provision/(benefit) for income taxes[3]	25,370	23,168	(86,113)	38,987	(140,156)	26,415	79,947	12,637	(19,745)

Net income/(loss) including income attributable to noncontrolling interest	43,985	39,096	(87,888)	64,981	(227,842)	42,984	128,690	11,074	15,080
Net income attributable to noncontrolling interest	-	-	-	3	222	204	2,266	1	2,696

Net income/(loss)	$43,985	$39,096	($87,888)	$64,978	($228,064)	$42,780	$126,424	$11,073	$12,384

	Three Months Ended June 30, 2009
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	Commercial Real Estate	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,430,919	$27,952,701	$13,831,760	$22,694,305	$38,466,999	$9,128,945	$24,478,703	$496,138	$176,480,470
Average total liabilities	74,168,552	18,845,489	2,318,880	12,410,026	4,357,939	11,443,217	31,076,659	(65,991)	154,554,771
Average total equity	-	-	-	-	-	-	-	21,925,699	21,925,699

Net interest income	$576,390	$117,560	$45,256	$76,723	$140,008	$97,094	$95,531	($58,905)	$1,089,657
Fully taxable-equivalent adjustment (FTE)	22	26,912	10	924	-	16	3,542	2	31,428

Net interest income (FTE)[1]	576,412	144,472	45,266	77,647	140,008	97,110	99,073	(58,903)	1,121,085
Provision for credit losses[2]	327,991	47,290	64,018	49,371	299,311	12,457	743	161,000	962,181

Net interest income after provision for credit losses	248,421	97,182	(18,752)	28,276	(159,303)	84,653	98,330	(219,903)	158,904
Noninterest income	289,659	49,069	26,700	192,675	290,859	185,789	53,392	(16,468)	1,071,675
Noninterest expense	592,281	123,790	75,315	104,764	311,637	208,315	128,413	(16,543)	1,527,972

Income/(loss) before provision/(benefit) for income taxes	(54,201)	22,461	(67,367)	116,187	(180,081)	62,127	23,309	(219,828)	(297,393)
Provision/(benefit) for income taxes[3]	(20,484)	5,874	(44,124)	44,457	(68,077)	23,502	22,297	(80,974)	(117,529)

Net income/(loss) including income attributable to noncontrolling interest	(33,717)	16,587	(23,243)	71,730	(112,004)	38,625	1,012	(138,854)	(179,864)
Net income attributable to noncontrolling interest	-	-	-	-	1,306	-	2,290	-	3,596

Net income/(loss)	($33,717)	$16,587	($23,243)	$71,730	($113,310)	$38,625	($1,278)	($138,854)	($183,460)

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

	Six Months Ended June 30, 2010
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	Commercial Real Estate	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,535,611	$25,079,145	$11,469,876	$19,263,983	$34,662,253	$9,133,016	$32,150,947	$1,056,055	$171,350,886
Average total liabilities	74,802,150	20,987,451	1,817,507	14,960,884	3,457,676	11,967,446	20,737,501	294,735	149,025,350
Average total equity	-	-	-	-	-	-	-	22,325,536	22,325,536

Net interest income	$1,260,833	$259,972	$84,003	$174,271	$202,821	$215,656	$216,151	($64,140)	$2,349,567
Fully taxable-equivalent adjustment (FTE)	29	53,621	19	782	-	8	6,062	(1)	60,520

Net interest income (FTE)[1]	1,260,862	313,593	84,022	175,053	202,821	215,664	222,213	(64,141)	2,410,087
Provision for credit losses[2]	531,387	64,227	187,774	36,164	694,660	29,050	87	(19,676)	1,523,673

Net interest income after provision for credit losses	729,475	249,366	(103,752)	138,889	(491,839)	186,614	222,126	(44,465)	886,414
Noninterest income	577,906	106,915	39,842	251,379	124,905	382,480	174,470	(7,738)	1,650,159
Noninterest expense	1,214,090	226,822	206,212	229,769	511,396	441,375	41,530	(7,902)	2,863,292

Income/(loss) before provision/(benefit) for income taxes	93,291	129,459	(270,122)	160,499	(878,330)	127,719	355,066	(44,301)	(326,719)
Provision/(benefit) for income taxes[3]	33,816	48,359	(142,316)	60,913	(335,475)	48,367	118,191	(15,261)	(183,406)

Net income/(loss) including income attributable to noncontrolling interest	59,475	81,100	(127,806)	99,586	(542,855)	79,352	236,875	(29,040)	(143,313)
Net income attributable to noncontrolling interest	-	-	-	8	441	136	4,532	-	5,117

Net income/(loss)	$59,475	$81,100	($127,806)	$99,578	($543,296)	$79,216	$232,343	($29,040)	($148,430)

	Six Months Ended June 30, 2009
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	Commercial Real Estate	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,927,010	$27,526,933	$14,180,576	$23,822,478	$38,358,628	$9,084,839	$24,162,726	$606,084	$177,669,274
Average total liabilities	72,633,988	18,267,861	2,272,845	12,872,328	4,041,156	10,975,461	34,592,392	(132,339)	155,523,692
Average total equity	-	-	-	-	-	-	-	22,145,582	22,145,582

Net interest income	$1,135,965	$216,183	$86,322	$152,847	$270,104	$186,774	$187,218	($83,658)	$2,151,755
Fully taxable-equivalent adjustment (FTE)	45	53,393	20	1,479	-	20	7,330	-	62,287

Net interest income (FTE)[1]	1,136,010	269,576	86,342	154,326	270,104	186,794	194,548	(83,658)	2,214,042
Provision for credit losses[2]	613,451	64,449	116,271	120,429	473,497	22,255	922	545,005	1,956,279

Net interest income after provision for credit losses	522,559	205,127	(29,929)	33,897	(203,393)	164,539	193,626	(628,663)	257,763
Noninterest income	561,440	117,943	51,963	324,178	615,947	360,048	181,963	(20,569)	2,192,913
Noninterest expense	1,354,462	240,794	445,301	236,602	888,227	432,263	103,107	(20,761)	3,679,995

Income/(loss) before provision/(benefit) for income taxes	(270,463)	82,276	(423,267)	121,473	(475,673)	92,324	272,482	(628,471)	(1,229,319)
Provision/(benefit) for income taxes[3]	(42,202)	28,746	(91,201)	46,491	(87,221)	35,031	108,342	(235,433)	(237,447)

Net income/(loss) including income attributable to noncontrolling interest	(228,261)	53,530	(332,066)	74,982	(388,452)	57,293	164,140	(393,038)	(991,872)
Net income attributable to noncontrolling interest	-	-	-	-	2,176	-	4,579	-	6,755

Net income/(loss)	($228,261)	$53,530	($332,066)	$74,982	($390,628)	$57,293	$159,561	($393,038)	($998,627)

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 16 - Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Comprehensive income:
Net income/(loss)	$12,384	($183,460)	($148,430)	($998,627)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	175,217	(4,716)	214,340	51,967
Change in unrealized gains (losses) on derivatives, net of taxes	255,325	(318,571)	377,261	(337,565)
Change related to employee benefit plans	7,996	113,259	83,153	136,174

Total comprehensive income/(loss)	$450,922	($393,488)	$526,324	($1,148,051)

The components of AOCI were as follows:
(Dollars in thousands)	June 30 2010	December 31 2009
Unrealized net gain on available for sale securities	$1,374,322	$1,159,982
Unrealized net gain on derivative financial instruments	789,581	412,320
Employee benefit plans	(418,986)	(502,139)

Total accumulated other comprehensive income	$1,744,917	$1,070,163

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding future levels of the allowance for loan and lease losses, charge-offs, net interest margin, service charges, card fees, overdraft income, loan delinquencies, the provision for loan losses, and our dividend; the impact of the Dodd-Frank Reform Act (particularly on regulatory assessments, card fees, and trading account profits); our future ability to utilize deferred tax assets; the future performance of our loan portfolios (including the residential portfolio); future loss rates on nonperforming construction, residential, and consumer loans; and future balances within our loan portfolio (including nonperforming construction loan balances), are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part II of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: our expense for regulatory assessment may increase as a result of the passage of the Dodd-Frank Reform Act; difficult market conditions have adversely affected our industry; recent levels of market volatility are unprecedented; we are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; recently enacted legislation, or legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us; we have not yet received permission to repay TARP funds; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; the soundness of other financial institutions could adversely affect us; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; in 2009 and 2010, credit rating agencies downgraded the credit ratings of SunTrust Bank and SunTrust Banks, Inc., and these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under six business segments: Retail Banking, Diversified Commercial Banking, Commercial Real Estate, Corporate and Investment Banking, Mortgage and Wealth and Investment Management, with the remainder in Corporate Other and Treasury. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services.

The following analysis of our financial performance for the three and six months ended June 30, 2010 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2010 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present the following metrics excluding goodwill/intangible impairment charges other than MSRs: total noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average diluted common share. We believe the removal of goodwill/intangible impairment charges other than MSRs is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure allows better comparability with prior periods, as well as with peers in the industry who also provide a similar presentation when applicable. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW

The economic environment, which showed some initial signs of improvement in the first quarter, demonstrated during the second quarter of 2010 that the economic recovery will likely be slow and protracted due to high unemployment, low consumer confidence, and a soft housing market. The national unemployment rate remained near 10% and unemployment rates within many of our markets continue to exceed 10%. Consumer confidence indicators also declined during the quarter as businesses, hesitant to invest in the face of this fragile economic recovery, continued to exercise restraint in capital spending and workforce increases, and, as a result, claims for unemployment remain at historically elevated levels. The housing market showed some signs of stabilization as home price depreciation appears to be slowing; however; home sales declined in the second quarter with the expiration in April of the federal home buyers tax credits.

Regulatory reform was a focal point in the industry during the second quarter. The financial reform bill that was signed into law shortly after the second quarter ended is likely to result in sweeping changes to the financial industry in how business is conducted and regulated. However, the ultimate impact to us and the financial industry as a whole remains largely to be determined, as the work of translating legislative policies into practices and procedures has yet to begin. Some of the regulations, once written, will likely have little to no impact on our results. Conversely, other items will have a quantifiable affect in the near term, such as the rules restricting overdraft fees and the new regulations regarding interchange fees, and others may have significant long term effects. We are actively evaluating these regulatory and legislative developments and will be in a position to adapt our business at the appropriate time. In addition, the reform bill mandated changes in FDIC assessments and addressed a multitude of other industry supervisory matters. While this legislation dictates a number of regulatory rule changes which have the ability to negatively impact us and others within our industry, it is not determinable at the present time what the absolute impacts will be when the regulations are eventually finalized. In addition to these two key regulatory actions, the Federal Reserve also continued to take actions to address the uncertainty in the economy. Specifically, the Federal Reserve has reaffirmed that it will maintain key interest rates at record lows for an extended period of time as long as the economic data supports these low rates. They have also slowed the pace of financial support and even started to implement strategies to suspend certain of their actions previously designed to strengthen liquidity and reduce interest rates as a result of the markets now exhibiting increased health and the ability to operate independently.

Despite lingering economic uncertainties, we are encouraged by the improving operating trends and asset quality indicators that we experienced during the second quarter. Our second quarter financial performance continued the multi-quarter trend of declining provision for credit losses and also contained a modest increase in revenues compared to the first quarter. Both of these factors narrowed our net loss per share and resulted in net income before preferred dividends. Net income before preferred dividends was $12 million in the second quarter of 2010. Specifically, during the second quarter, we reported a net loss available to common shareholders of $56 million, or $0.11 per common share, which compares favorably to the net loss of $0.41 per average common share in the second quarter of 2009 and $0.46 per average common share in the first quarter of 2010. For the six months ended June 30, 2010, we recorded a net loss available to common shareholders of $285 million, or $0.58 per common share, compared to a net loss available to common shareholders of $1.0 billion, or $2.77 per common share, in the first half of 2009. The six month period of 2009 included a $715 million, after tax, non-cash goodwill impairment charge. Our client-focused revenue generation strategies, lower-cost deposit mix, and expense management discipline contributed to improved operating trends as seen in the higher net interest margin, higher core fee income, and stable operating expenses. We believe that the strong foundation we have created, coupled with our client-focused execution, risk mitigation capabilities, and the long-term economic prospects of our markets, position us well for the future. In addition, with solid capital and liquidity, we are operating from a position of strength and are committed to investing in growth businesses, managing expenses prudently, and returning to profitability. While uncertainty remains around the pace and strength of the economic recovery, positive asset quality and operating trends give us reason to be optimistic about our future results and prospects.

During the quarter, we were encouraged by continued improvement in our key asset quality metrics. Provision for credit losses, nonperforming loans, and nonperforming assets all declined over the previous two quarters. The ALLL remains elevated at 2.81% of total loans, up 44 basis points from a year ago, but stable compared to year end. Absent material deterioration in the economy or asset quality metrics, we believe that the ALLL likely peaked in the first quarter of 2010. However, we are maintaining reserve levels for the time being in light of continued economic and real estate value uncertainty. The provision for loan losses decreased 20% compared to the first quarter and 27% compared to the second of 2009. Net charge-offs declined 12% compared to the first quarter of 2010 and 10% compared to the second quarter of 2009. The decline in sequential quarter charge-offs was driven in part by actions taken in the first quarter related to the transfer of a specific group of nonperforming loans to held for sale, as well as incremental charge-offs recognized on severely delinquent loans collateralized by properties in jurisdictions with extended foreclosure periods. We expect charge-offs to remain stable with a potential to decline in the third quarter. Factors that could affect general asset quality and charge-off levels include macro or regional economic volatility and trends within specific sectors, such as commercial real estate. Total nonperforming loans declined 13% from year end and 9% from the first quarter as a result of charge-offs, the migration of loans to other real estate owned, and reduced inflows into nonaccrual. Restructured accruing loans increased 38% from year end levels and 19% from the sequential quarter; however, total TDR growth has slowed compared to prior quarters as a result of a reduced inflow of newly delinquent loans and fewer modifications of more seriously delinquent loans. Of the accruing restructured loans balance at June 30, 2010, 87% are current on principal and interest which indicates that our modification programs are helping clients service their debt. The increase in restructured loans is due to us taking proactive steps to responsibly modify loans in order to mitigate losses related to borrowers experiencing financial difficulty. Early stage delinquencies experienced a slight increase during the quarter as compared to the prior quarter, but the increase was related to increased delinquencies on government guaranteed loans such as student loans and Ginnie Mae mortgages. During the quarter, we increased the reserve for mortgage repurchases, despite the sequential decline in charge-offs, as new request volume increased. Near-term losses and reserve levels will largely be driven by the volume of new repurchase requests, which are difficult to predict. If new requests begin to taper-off during the second half of the year, we expect charge-offs and reserves to likewise decline. However, if new request volumes increase or we do not experience the expected shift in requests more towards newer vintages, then charge-offs and reserves could remain at current levels or increase. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Charge-offs,” “Provision for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.

During the second quarter, the decline in average loans moderated. Specifically, average loans declined 1% compared to the first quarter and declined 2% compared to the fourth quarter of 2009. Our effort to reduce exposure to construction lending continued during the quarter, as evidenced by the 20% decline in average quarterly balances versus the previous quarter. While total average loan balances declined modestly during the second quarter, average balances have declined 9% since the second quarter of 2009. The majority of the year-over-year decline in average loans was due to a reduction in commercial loans, which declined 16%. This reduction is a result of lower line of credit utilization among our mid-size and larger corporate clients due to improved access to capital markets and lower working capital needs. In addition, average construction loan balances declined 49% compared to the prior year quarter. The decline in the remaining loan categories, other than consumer, is primarily due to weak loan demand as a result of the economic environment, which has caused clients to be focused on capital preservation and allocating excess funds for debt reduction. Despite the recent trends, we remain focused on extending credit to qualified borrowers as businesses and consumers work through the economic downturn. In fact, during the quarter the U.S. Small Business Administration named SunTrust the “Export Lender of the Year” for 2009 as a result of providing the most export working capital loans to small businesses in 2009. Further, during the first six months of 2010, we extended approximately $32 billion in new loan originations, commitments, and renewals of commercial and consumer loans to our clients.

During the quarter, we carefully monitored the effects caused from the oil spill in the Gulf of Mexico. While the long-term environmental and economic impact of this environmental disaster is not known at this time, we will continue to explore ways to support the communities impacted by this very unfortunate event. Our current financial exposure to clients in the Florida panhandle is relatively small with approximately $1.3 billion in loans outstanding, and our exposure to commercial clients in industries that are particularly susceptible to the impact of the oil spill is substantially smaller. Our entire Gulf Coast exposure is understandably larger, but it is also well diversified. We have loan officers in the markets most significantly affected by the oil spill, and we are taking the appropriate actions to work individually with clients that have been affected. To date, we have not observed our clients within this region demonstrating financial stress.

Our capital and liquidity remained strong during the quarter, as evidenced by the increases in our capital ratios. Our Tier 1 capital ratio was 13.51% at June 30, 2010 which was an increase from 12.96% at December 31, 2009. Our Tier 1 common equity ratio increased to 7.92% compared to 7.67% at December 31, 2009. Our total capital ratio increased to 16.96% from the year end ratio of 16.43%. The total average equity to total average assets ratio was 13.03%, which was an increase compared to 12.86% at year end. Capital levels declined slightly due to our net loss after payment of preferred dividends, but the decline in risk-weighted assets more than offset the decline in capital, reflecting the continued reduction in our overall risk profile. We continue to have substantial available liquidity as the inflows of longer-term financing and lower cost core deposits have largely been retained in cash and invested in high quality government-backed securities. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

Total revenue, on an FTE basis, remained relatively flat when compared to the same quarter in the prior year but increased 14% when compared to the first quarter of 2010 due to increases in most core fee income categories, gains on sale of AFS securities, and valuation gains on our public debt and related hedges carried at fair value in the current quarter. Net interest income, on an FTE basis, increased 8%, compared to the second quarter of 2009 and was flat compared to the prior quarter. The increase in net interest income from the prior year quarter is due to lower deposit pricing and improved funding mix as a result of increased core deposits that facilitated a reduction in higher cost deposits and long-term debt. As a result, our net interest margin increased to 3.33% from 2.94% in the second quarter of 2009 and was flat compared to the first quarter. Noninterest income declined 11%, from the second quarter of 2009, most notably due to higher mortgage production income during the second quarter of 2009, as mortgage interest rates were historically low. The second quarter of 2009 also included a recovery of impairment on MSRs and gains realized on our ownership in Visa common stock. During the second quarter of 2010, we recognized a loss in mortgage production income primarily due to an increase in our mortgage repurchase reserve related to the potential repurchase of certain mortgage loans that had previously been sold to third parties. On a sequential quarter basis, noninterest income increased by 36% as a result of increases in most of our core fee income categories as well as due to valuation gains on our public debt and related hedges carried at fair value and gains on sale of AFS securities. We have been placing significant focus on servicing and growing our client base and we believe the increases seen in many core fee income categories over the course of 2010 are evidence of our success. Noninterest expense remained relatively stable in the second quarter of 2010 compared to the second quarter of 2009. Noninterest expense increased 10% from the first quarter primarily due to losses realized on the extinguishment of debt during the second quarter and increases in certain cyclical expenses including other real estate expenses and other discretionary and volume based expenses. Personnel-related expenses in the current quarter declined compared to the first quarter of 2010 and the prior year quarter. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2010	2009	2010	2009
Summary of Operations
Interest income	$1,570	$1,693	$3,144	$3,423
Interest expense	392	603	795	1,271

Net interest income	1,178	1,090	2,349	2,152
Provision for credit losses[9]	662	962	1,523	1,956

Net interest income after provision for credit losses	516	128	826	196
Noninterest income	952	1,072	1,650	2,193
Noninterest expense	1,503	1,528	2,863	3,680

Loss before provision/(benefit) for income taxes	(35)	(328)	(387)	(1,291)
Net income attributable to noncontrolling interest	3	4	5	7
Provision/(benefit) for income taxes	(50)	(149)	(244)	(299)

Net income/(loss)	$12	(183)	($148)	($999)

Net loss available to common shareholders	($56)	($164)	($285)	($1,040)
Net interest income - FTE	$1,208	$1,121	$2,410	$2,214
Total revenue - FTE	2,160	2,193	4,060	4,407
Total revenue - FTE excluding securities (gains)/losses, net [5]	2,103	2,218	4,001	4,429

Net loss per average common share:
Diluted[11]	(0.11)	(0.41)	(0.58)	(2.77)
Diluted excluding goodwill/intangible impairment charges other than MSRs[11]	(0.11)	(0.41)	(0.58)	(0.86)
Basic	(0.11)	(0.41)	(0.58)	(2.77)
Dividends paid per common share	0.01	0.10	0.02	0.20
Book value per common share	36.19	36.16
Tangible book value per common share[7]	23.58	23.41
Market price:
High	31.92	20.86	31.92	30.18
Low	23.12	10.50	20.16	6.00
Close	23.30	16.45	23.30	16.45

Selected Average Balances
Total assets	$171,273	$176,481	$171,351	$177,669
Earning assets	145,464	153,177	146,176	153,780
Loans	113,016	124,124	113,721	124,725
Consumer and commercial deposits	116,460	113,528	115,776	110,538
Brokered and foreign deposits	2,670	6,608	3,049	7,011
Total shareholders’ equity	22,313	21,926	22,326	22,146

Average common shares - diluted (thousands)	495,351	399,242	495,112	375,429
Average common shares - basic (thousands)	495,351	399,242	495,112	375,429

Financial Ratios (Annualized)
Return on average total assets	0.03%	(0.42)%	(0.17)%	(1.13)%
Return on average assets less net unrealized securities gains [3]	(0.08)	(0.41)	(0.25)	(1.15)
Return on average common shareholders’ equity	(1.29)	(3.95)	(3.31)	(12.39)
Return on average realized common shareholders’ equity [4]	(2.53)	(4.02)	(4.23)	(13.10)
Net interest margin - FTE	3.33	2.94	3.32	2.90
Efficiency ratio [1]	69.57	69.68	70.52	83.60
Tangible efficiency ratio [2]	68.96	69.05	69.87	65.98
Total average shareholders’ equity to total average assets	13.03	12.42	13.03	12.46
Tangible equity to tangible assets [6]	10.18	9.75

Capital Adequacy
Tier 1 common equity	7.92%	7.34%
Tier 1 capital	13.51	12.23
Total capital	16.96	15.31
Tier 1 leverage	10.94	11.02

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Net income/(loss)	$12	($183)	($148)	($999)
Securities (gains)/losses, net of tax	(35)	15	(36)	13

Net loss excluding net securities (gains)/losses, net of tax	(23)	(168)	($184)	($986)
Coke stock dividend, net of tax	(12)	(11)	(23)	(22)

Net loss excluding net securities (gains)/losses and Coke stock dividend, net of tax	(35)	(179)	(207)	(1,008)
Preferred dividends, Series A	(2)	(6)	(4)	(10)
U.S. Treasury preferred dividends and accretion of discount	(66)	(66)	(133)	(133)
Dividends and undistributed earnings allocated to unvested shares	-	2	-	13
Gain on purchase of Series A preferred stock	-	89	-	89

Net loss available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	($103)	($160)	($344)	($1,049)

Efficiency ratio [1]	69.57%	69.68%	70.52%	83.60%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.61)	(0.63)	(0.65)	(17.62)

Tangible efficiency ratio [2]	68.96%	69.05%	69.87%	65.98%

Total average assets	$171,273	$176,480	$171,351	$177,669
Average net unrealized securities gains	(1,969)	(1,506)	(1,927)	(1,424)

Average assets less net unrealized securities gains	$169,304	$174,974	$169,424	$176,245

Total average common shareholders’ equity	$17,387	$16,700	$17,403	$16,921
Average accumulated other comprehensive income	(998)	(745)	(944)	(785)

Total average realized common shareholders’ equity	$16,389	$15,955	$16,459	$16,136

Return on average total assets	0.03%	(0.42)%	(0.17)%	(1.13)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.11)	0.01	(0.08)	(0.02)

Return on average total assets less net unrealized securities gains [3]	(0.08)%	(0.41)%	(0.25)%	(1.15)%

Return on average common shareholders’ equity	(1.29)%	(3.95)%	(3.31)%	(12.39)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(1.24)	(0.07)	(0.92)	(0.71)

Return on average realized common shareholders’ equity [4]	(2.53)%	(4.02)%	(4.23)%	(13.10)%

Net interest income	$1,178	$1,090	$2,349	$2,152
FTE adjustment	30	31	61	62

Net interest income - FTE	1,208	1,121	2,410	2,214
Noninterest income	952	1,072	1,650	2,193

Total revenue - FTE	2,160	2,193	4,060	4,407
Securities (gains)/losses, net	(57)	25	(59)	22

Total revenue - FTE excluding net securities (gains)/losses[5]	$2,103	$2,218	$4,001	$4,429

Total shareholders’ equity	$23,024	$22,953
Goodwill, net of deferred taxes	(6,197)	(6,213)
Other intangible assets including MSRs, net of deferred taxes	(1,409)	(1,468)
MSRs	1,298	1,322

Tangible equity	16,716	16,594
Preferred stock	(4,929)	(4,919)

Tangible common equity	$11,787	$11,675

Total assets	$170,668	$176,735
Goodwill	(6,323)	(6,314)
Other intangible assets including MSRs	(1,443)	(1,517)
MSRs	1,298	1,322

Tangible assets	$164,200	$170,226

Tangible equity to tangible assets [6]	10.18%	9.75%
Tangible book value per common share [7]	23.58	23.41

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Total noninterest expense	$1,503	$1,528	$2,863	$3,680
Goodwill/intangible impairment charges other than MSRs	-	-	-	751

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[8]	$1,503	$1,528	$2,863	$2,929

Net income/(loss)	$12	($183)	($148)	($999)
Goodwill/intangible impairment charges other than MSRs, after tax	-	-	-	724

Net income/(loss) excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	$12	($183)	($148)	($275)

Net loss available to common shareholders	($56)	($164)	($285)	($1,040)
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	715

Net loss available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($56)	($164)	($285)	($325)

Net loss per average common share, diluted	($0.11)	($0.41)	($0.58)	($2.77)
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	1.91

Net loss per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($0.11)	($0.41)	($0.58)	($0.86)

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

4We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net loss available to common shareholders, excluding securities (gains)/losses and The Coca-Cola Company dividend, net of tax, by average realized common shareholders’ equity.

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

9Beginning in the fourth quarter of 2009, we began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). The provision for unfunded commitments for the second quarter of 2010 was a benefit of $40 million and for the first six months of 2010 was a benefit of $55 million. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

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

11For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.

Net Interest Margin	Table 2

	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	June 30, 2010			June 30, 2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate 1-4 family	$26,783	$393	5.87%	$29,388	$437	5.95%	($2,605)	(0.08)%
Real estate construction	3,274	30	3.67	6,448	53	3.27	(3,174)	0.40
Real estate home equity lines	14,973	126	3.37	15,809	131	3.32	(836)	0.05
Real estate commercial	15,091	154	4.09	15,775	163	4.15	(684)	(0.06)
Commercial - FTE[2]	32,503	447	5.52	38,599	459	4.77	(6,096)	0.75
Credit card	1,064	23	8.45	978	17	7.10	86	1.35
Consumer - direct	5,544	60	4.32	5,127	50	3.96	417	0.36
Consumer - indirect	6,946	101	5.86	6,499	103	6.37	447	(0.51)
Nonaccrual and restructured	6,838	11	0.63	5,500	11	0.78	1,338	(0.15)

Total loans	113,016	1,345	4.77	124,123	1,424	4.60	(11,107)	0.17
Securities available for sale:
Taxable	23,977	186	3.11	16,480	187	4.53	7,497	(1.42)
Tax-exempt - FTE[2]	866	12	5.39	1,010	14	5.47	(144)	(0.08)

Total securities available for sale - FTE	24,843	198	3.19	17,490	201	4.59	7,353	(1.40)
Funds sold and securities purchased under agreements to resell	1,009	-	0.11	826	1	0.27	183	(0.16)
Loans held for sale	3,342	33	3.97	6,547	72	4.42	(3,205)	(0.45)
Interest-bearing deposits	27	-	0.17	25	-	1.01	2	(0.84)
Interest earning trading assets	3,227	24	3.03	4,166	27	2.58	(939)	0.45

Total earning assets	145,464	1,600	4.41	153,177	1,725	4.52	(7,713)	(0.11)
Allowance for loan and lease losses	(3,107)			(2,684)			(423)
Cash and due from banks	5,788			4,189			1,599
Other assets	18,450			16,867			1,583
Noninterest earning trading assets	2,709			3,425			(716)
Unrealized gains on securities available for sale, net	1,969			1,507			462

Total assets	$171,273			$176,481			($5,208)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,949	$16	0.25%	$22,768	$26	0.46%	$2,181	(0.21)%
Money market accounts	37,703	57	0.61	31,251	86	1.10	6,452	(0.49)
Savings	4,093	2	0.22	3,662	2	0.26	431	(0.04)
Consumer time	14,779	72	1.96	17,367	133	3.06	(2,588)	(1.10)
Other time	9,445	50	2.11	13,905	106	3.06	(4,460)	(0.95)

Total interest-bearing consumer and commercial deposits	90,969	197	0.87	88,953	353	1.59	2,016	(0.72)
Brokered deposits	2,416	28	4.57	6,316	46	2.88	(3,900)	1.69
Foreign deposits	254	-	0.11	293	-	0.12	(39)	(0.01)

Total interest-bearing deposits	93,639	225	0.96	95,562	399	1.67	(1,923)	(0.71)
Funds purchased	1,224	1	0.18	2,199	1	0.20	(975)	(0.02)
Securities sold under agreements to repurchase	2,632	1	0.14	2,699	1	0.20	(67)	(0.06)
Interest-bearing trading liabilities	868	8	3.76	453	5	4.35	415	(0.59)
Other short-term borrowings	2,537	3	0.48	2,576	4	0.56	(39)	(0.08)
Long-term debt	16,529	154	3.75	20,050	194	3.88	(3,521)	(0.13)

Total interest-bearing liabilities	117,429	392	1.34	123,539	604	1.96	(6,110)	(0.62)
Noninterest-bearing deposits	25,491			24,574			917
Other liabilities	4,240			4,492			(252)
Noninterest-bearing trading liabilities	1,800			1,950			(150)
Shareholders’ equity	22,313			21,926			387

Total liabilities and shareholders’ equity	$171,273			$176,481			($5,208)

Interest Rate Spread			3.07%			2.56%		0.51%

Net Interest Income - FTE[3]		$1,208			$1,121

Net Interest Margin[4]			3.33%			2.94%		0.39%

1 Interest income includes loan fees of $38 million and $36 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $30 million and $31 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

3 The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $148 million and $101 million in the three month periods ended June 30, 2010 and June 30, 2009, respectively.

4 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

	Six Months Ended						Increase/(Decrease) From Prior Year
	June 30, 2010			June 30, 2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate 1-4 family	$26,876	$790	5.88%	$29,665	$889	5.99%	($2,789)	(0.11)%
Real estate construction	3,674	64	3.54	6,910	113	3.28	(3,236)	0.26
Real estate home equity lines	15,064	250	3.35	15,858	263	3.35	(794)	-
Real estate commercial	15,098	305	4.07	15,558	321	4.16	(460)	(0.09)
Commercial - FTE[2]	32,797	896	5.51	38,897	912	4.73	(6,100)	0.78
Credit card	1,065	46	8.57	975	36	7.28	90	1.29
Consumer - direct	5,400	113	4.22	5,146	107	4.19	254	0.03
Consumer - indirect	6,822	202	5.98	6,561	208	6.40	261	(0.42)
Nonaccrual and restructured	6,925	22	0.64	5,155	15	0.59	1,770	0.05

Total loans	113,721	2,688	4.77	124,725	2,864	4.63	(11,004)	0.14
Securities available for sale:
Taxable	24,376	381	3.13	16,426	386	4.70	7,950	(1.57)
Tax-exempt - FTE[2]	888	24	5.39	1,040	29	5.49	(152)	(0.10)

Total securities available for sale - FTE	25,264	405	3.21	17,466	415	4.75	7,798	(1.54)
Funds sold and securities purchased under agreements to resell	946	1	0.11	894	1	0.33	52	(0.22)
Loans held for sale	3,296	66	4.03	5,951	134	4.51	(2,655)	(0.48)
Interest-bearing deposits	26	1	0.22	26	-	1.39	-	(1.17)
Interest earning trading assets	2,923	44	3.04	4,718	71	3.01	(1,795)	0.03

Total earning assets	146,176	3,205	4.42	153,780	3,485	4.57	(7,604)	(0.15)
Allowance for loan and lease losses	(3,095)			(2,518)			(577)
Cash and due from banks	5,102			4,093			1,009
Other assets	18,569			17,140			1,429
Noninterest earning trading assets	2,672			3,750			(1,078)
Unrealized gains on securities available for sale	1,927			1,424			503

Total assets	$171,351			$177,669			($6,318)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,270	$33	0.26%	$22,010	$52	0.48%	$3,260	(0.22)%
Money market accounts	36,980	117	0.64	30,289	182	1.21	6,691	(0.57)
Savings	3,975	5	0.23	3,553	5	0.26	422	(0.03)
Consumer time	14,599	142	1.96	17,304	270	3.14	(2,705)	(1.18)
Other time	9,944	106	2.15	13,676	213	3.15	(3,732)	(1.00)

Total interest-bearing consumer and commercial deposits	90,768	403	0.90	86,832	722	1.68	3,936	(0.78)
Brokered deposits	2,709	55	4.04	6,658	101	3.00	(3,949)	1.04
Foreign deposits	340	-	0.11	353	-	0.15	(13)	(0.04)

Total interest-bearing deposits	93,817	458	0.98	93,843	823	1.77	(26)	(0.79)
Funds purchased	1,319	1	0.18	1,868	2	0.21	(549)	(0.03)
Securities sold under agreements to repurchase	2,308	2	0.12	2,971	3	0.21	(663)	(0.09)
Interest-bearing trading liabilities	803	15	3.59	555	11	4.02	248	(0.43)
Other short-term borrowings	2,694	6	0.47	3,765	9	0.47	(1,071)	-
Long-term debt	17,052	313	3.70	22,232	423	3.84	(5,180)	(0.14)

Total interest-bearing liabilities	117,993	795	1.36	125,234	1,271	2.05	(7,241)	(0.69)
Noninterest-bearing deposits	25,008			23,705			1,303
Other liabilities	4,231			4,423			(192)
Noninterest-bearing trading liabilities	1,793			2,161			(368)
Shareholders’ equity	22,326			22,146			180

Total liabilities and shareholders’ equity	$171,351			$177,669			($6,318)

Interest Rate Spread			3.06%			2.52%		0.54%

Net Interest Income - FTE [3]		$2,410			$2,214

Net Interest Margin [4]			3.32%			2.90%		0.42%

1Interest income includes loan fees of $73 million and $71 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $61 million and $62 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

3The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $304 million and $194 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Net interest income on an FTE basis was $1,208 million for the second quarter of 2010, an increase of $87 million, or 8%, from the second quarter of 2009. This increase was driven mainly by a continued positive trend in net interest margin, which increased 39 basis points from 2.94% in the second quarter of 2009 to 3.33% in the current period. Earning asset yields declined 11 basis points from 4.52% to 4.41%, but the cost of interest-bearing liabilities decreased 62 basis points over the same period. Overall, continued favorable shifts in our deposit mix, together with our proactive asset liability management actions, drove the year-over-year increase in net interest income and margin. On a sequential quarter basis, net interest income and margin were relatively flat. The positive change in deposit mix reflected increases in lower-cost deposits, continued runoff in CDs held by individuals who had no additional banking relationship with us, and further reductions in our brokered and foreign deposits. Towards the end of the current quarter, we also terminated $900 million of debt carrying a coupon of approximately 5% and a remaining maturity of about two years.

As a result of the consolidation of off-balance sheet entities under new accounting guidance effective January 1, 2010, we realized an additional $10 million in net interest income during the current quarter and $18 million during 2010. The consolidations resulted in the recharacterization of fees earned by certain of our newly consolidated entities, from noninterest income to net interest income. The effect of this consolidation resulted in a small dilutive impact to net interest margin.

Net interest margin has increased each quarter since the first quarter of 2009. On a sequential quarter basis, net interest margin increased 1 basis point from 3.32% in the quarter ended March 31, 2010. Yields on earning assets declined 2 basis points from 4.43% in the first quarter of 2010, while the cost of interest-bearing liabilities decreased 4 basis points from 1.38%. The decline in earning asset yields was driven by decreasing investment security yields caused by an increase in premium amortization on the MBS portfolio triggered by an increase of principal prepayment caused by Freddie Mac/Fannie Mae buybacks and an interest rate rally increasing refinance incentives. This was largely offset by an increase in U.S. Treasury yields associated with buying longer maturity bonds. We expect net interest margin to remain within a range of 3.25% to 3.35% for the remainder of the year. This is an upward revision from expectations in the prior quarter that reflects the benefits we are experiencing related to deposit pricing, the favorable deposit mix, our swap position, investment portfolio repositioning, and the early debt termination.

Average earning assets for the second quarter of 2010 decreased $7,713 million, or 5%, from the second quarter of 2009, while average interest-bearing liabilities declined $6,110 million, or 5%. Average loans decreased $11,107 million, or 9%. The decline is attributable to a $6,096 million, or 16%, reduction in commercial loans, a $3,174 million, or 49%, reduction in real estate construction loans, and a $2,605 million, or 9%, reduction in real estate 1-4 family residential loans. The decreases in commercial loans, real estate construction, and 1-4 family residential loans were partially offset by an increase of $1,338 million, or 24%, in nonaccrual and restructured loans. Average LHFS were $3,342 million, a decrease of $3,205 million, or 49%, from the second quarter of 2009. The decrease in LHFS occurred as a result of decreased mortgage loan production. Average securities available for sale increased $7,353 million, or 42%, from the second quarter of 2009 due to increases of $5,735 million in U.S. Treasury and agency securities, $1,035 million in MBS, and $868 million in ABS. The general level of interest rates was low while these positions were added. As a result, the weighted average yield on investment securities declined. See additional discussion in the “Securities Available for Sale” section included in this MD&A for more information on the repositioning of our AFS portfolio. Reduced interest in borrowing among credit-worthy clients has resulted in an overall decrease in loan balances and, coupled with higher deposit levels, has led us to seek other investment opportunities.

Average interest earning trading assets declined by $939 million, or 23%, as a result of the disposition of lower yielding trading securities no longer needed for collateralization purposes. Despite the decline in trading assets, we use this portfolio as part of our overall asset/liability management; however, the size and nature of trading securities will fluctuate over various economic cycles.

Yields on average earning assets declined 11 basis points in the second quarter of 2010 compared to the same period in 2009 driven by declines in market interest rates. Our loan portfolio yielded 4.77% for the three months ended June 30, 2010, up 17 basis points from the same period in 2009. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of June 30, 2010, the outstanding notional balance of swaps was $16.4 billion, which qualified as cash flow hedges on variable rate commercial loans. As of June 30, 2009, the outstanding notional balance was $10.0 billion. The increase in notional balances, combined with an increase in tenor, and lower LIBOR rates resulted in swap income increasing from $124 million in the second quarter of 2009 to $148 million in the second quarter of 2010. While the underlying loans swapped to fixed are classified as both commercial real estate and commercial, all of the swap income is recorded as interest on commercial loans. The classification of all swap income in the commercial loan category, combined with the increased notional value of received fixed swaps and the declining balance of commercial loans, produced an increase in reported commercial loan yields as compared to a decrease in underlying rate indices. In addition, loan-related interest income has been augmented by improved pricing discipline.

Average consumer and commercial deposits increased $2,933 million, or 3%, in the second quarter of 2010 compared to the second quarter of 2009. This growth consisted of increases of $6,452 million, or 21%, in money market accounts, $2,181 million, or 10%, in NOW accounts, and $917 million, or 4%, in demand deposits, partially offset by a decline of $7,048 million, or 23%, in time deposits. Deposit growth was the result of marketing campaigns, competitive pricing, and clients’ increased preference for the security of insured deposit products. However, a portion of the deposit growth is related to the industry-wide flight to safety, seasonality, and reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $3,521 million of long-term debt and $3,900 million of brokered deposits. Overall, average interest-bearing liabilities declined $6,110 million, or 5%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid.

Bank Solid.” branding campaign continues to be very well received, and we also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients. Notwithstanding these deposit generation successes, some of the deposit growth was due to seasonality and the economic environment. Average consumer and commercial deposit balances increased by $1,376 million, or 1%, from the first quarter of 2010.

During the second quarter of 2010, the interest rate environment was characterized by lower short term rates and lower to unchanged medium rates and slightly higher long-term rates, resulting in a steeper yield curve versus the same period in 2009. More specifically, the Fed funds target rate averaged 0.25%, unchanged from last year, the Prime rate averaged 3.25%, unchanged from last year, one-month LIBOR averaged 0.32%, a decrease of 5 basis points, three-month LIBOR averaged 0.44%, a decrease of 40 basis points, five-year swaps averaged 2.49%, a decrease of 24 basis points, and ten-year swaps averaged 3.51%, an increase of 1 basis point. Rates paid on deposits, our most significant funding source, tend to track movements in one-month LIBOR. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products.

For the first six months of 2010, net interest income was $2,410 million, an increase of $196 million, or 9%, from the first six months of 2009. Average earning assets decreased $7,604 million, or 5%. The decline is attributable to a $6,100 million, or 16%, reduction in commercial loans, a $3,236 million, or 47%, reduction in real estate construction loans, a $2,789 million, or 9%, reduction in real estate 1-4 family residential loans, a $2,655, or 45%, reduction in loans held for sale, and a $1,795 million, or 38%, reduction in interest earning trading assets. For the same six-month comparison periods, these decreases were partially offset by increases of $1,770 million, or 34%, in nonaccrual and restructured loans and $7,798 million, or 45%, in average securities AFS. The average balance increase in the securities portfolio was attributable to a $6,305 million increase in U.S. Treasury and agency securities, an $882 million increase in MBS, and an $811 million increase in ABS.

Average consumer and commercial deposits increased $5,239 million, or 5%, from the six month period ended June 30, 2009 to the six month period ended June 30, 2010. Increases of $6,691 million, or 22%, in money market accounts, $3,260 million, or 15%, in NOW accounts and $1,303 million, or 6%, in demand deposits contributed to the growth in deposits, partially offset by a decrease of $6,437 million, or 21%, in time deposits. Factors in the year-over-year increase were the same as those for the second quarter of 2009 to the second quarter of 2010.

In line with the positive trend previously discussed, net interest margin increased by 42 basis points from the six months ended 2009 to the same period in 2010. Yields on average earning assets declined 15 basis points from 4.57% for the first six months ended June 30, 2009 to 4.42% for the six months ended June 30, 2010. The average yield on loans for the six months ended June 30, 2010 was 4.77%, up 14 basis points from the same period in 2009. The average yield on loans held for sale declined 48 basis points to 4.03%, and the average yield on investment securities declined 154 basis points to 3.21% for the same six-month comparison periods. Factors in the year-over-year decrease in investment security yields were the same as those for the decrease from the second quarter of 2009 to the second quarter of 2010. The cost of interest-bearing liabilities over the same period decreased 69 basis points, due primarily to the 78 basis point decline in the cost of consumer and commercial deposits.

Foregone interest income from nonperforming loans reduced net interest margin by 22 basis points for the second quarter of 2010 and 23 basis points in the first six months of 2010, as average nonaccrual loans increased $68 million, or 1%, and $577 million, or 12%, during the three and six month periods ended June 30, 2010 when compared with the year earlier periods. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses,” “Charge-offs,” “Provision for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions)	2010	2009		2010	2009
Service charges on deposit accounts	$208	$210	(1)%	$404	$417	(3)%
Other charges and fees	133	128	4	262	252	4
Trust and investment management income	127	117	9	249	233	7
Trading account profits/(losses) and commissions	109	(30)	463	101	77	31
Card fees	94	81	16	181	156	16
Mortgage servicing related income	88	140	(37)	158	223	(29)
Mortgage production related income/(loss)	(16)	165	(110)	(47)	416	(111)
Investment banking income	58	77	(25)	114	137	(17)
Retail investment services	49	55	(11)	95	112	(15)
Gain from ownership in Visa	-	112	(100)	-	112	(100)
Other income	45	42	7	74	80	(7)
Net securities gains/(losses)	57	(25)	328	59	(22)	368

Total noninterest income	$952	$1,072	(11)%	$1,650	$2,193	(25)%

Noninterest Income

Noninterest income decreased $120 million, or 11%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009 and decreased $543 million, or 25%, during the six months ended June 30, 2010, compared to the same period in 2009. The decrease in both periods was driven largely by a decline in mortgage production related income/(loss) in addition to a $112 million gain from the sale of Visa Class B shares in connection with our capital raising initiatives during the second quarter of 2009. The decreases were partially offset by gains recorded on the mark to market valuation of our public debt and related hedges carried at fair value and an increase in net securities gains/(losses) of $82 million during the three months ended June 30, 2010, and $81 million during the six months ended June 30, 2010, as a result of the repositioning of our investment portfolio during the second quarter of 2010 which is discussed further in the “Securities Available for Sale” section of this MD&A.

Mortgage production related income/(loss) decreased $181 million, or 110%, compared to the second quarter of 2009 primarily due to a 46% decrease in loan applications and a 58% decrease in loan production resulting in a decline in fee income. Additionally, mortgage repurchase-related provisions increased from $62 million in the second quarter of 2009 to $148 million in the second quarter of 2010 as a result of increased repurchase requests from government-sponsored agencies along with increased associated loss severities. Mortgage production related income/(loss) decreased $463 million, or 111%, during the first six months of 2010, compared to the same period in 2009 primarily due to a 54% decrease in loan applications and a 58% decrease in loan production resulting in a decline in fee income. Additionally, mortgage repurchase-related losses increased from $88 million during the first six months of 2009 to $275 million in the second quarter of 2010 as a result of increased repurchase requests from government-sponsored agencies.

Mortgage repurchase-related loss and reserve levels will be largely driven by the volume of new repurchase requests. We increased our reserves during the quarter because new repurchase request volume was up during the quarter. Most of our current request volume is coming from the higher loss vintages of 2007 and prior. We expect that normal seasoning patterns for origination vintages, over time, will shift new request volume to newer vintages. As that occurs, we expect both lower loss frequencies and severities, as the newer vintages exhibit more favorable characteristics, such as higher FICOs and lower original LTVs, and they were originated during or after periods that experienced the most significant home price depreciation. If new request volume begins to decline during the second half of 2010, we expect charge-offs and reserves to likewise decline. However, if new request volumes increase, or the expected shift toward newer vintages does not occur, then charge-offs and reserves could remain at current levels or higher.

Mortgage servicing related income decreased $52 million, or 37%, compared to the second quarter of 2009, as a result of a $157 million recovery on the impairment of MSRs carried at LOCOM recorded during the second quarter of 2009 that was partially offset by mark to market gains on the fair value of MSRs net of hedges of $35 million during the second quarter of 2010 compared to net losses of $16 million during the second quarter of 2009 and $63 million in amortization recorded on MSRs carried at LOCOM during the second quarter of 2009. Mortgage servicing related income decreased $65 million, or 29%, during the first six months of 2010, compared to the same period in 2009, as a result of a $188 million recovery on the impairment of MSRs carried at LOCOM recorded during the first six months of 2009 that was partially offset by mark to market gains on the fair value of MSRs net of hedges of $67 million during the first six months of 2010 compared to net gains of $37 million during the first six months of 2009 and $130 million in amortization recorded on MSRs carried at LOCOM during the first six months of 2009. Effective January 1, 2010, we elected to designate at fair value the remaining MSRs that had been carried at LOCOM. As of June 30, 2010, the mortgage servicing portfolio was $177.8 billion, up 3% from prior year which contributed to an increase in servicing fee income.

Investment banking income decreased $19 million, or 25%, compared to the record second quarter of 2009, and decreased $23 million, or 17%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to decreased equity capital markets activities and a shift of revenue from noninterest income to net interest income upon the consolidation of our commercial paper conduit in the first quarter of 2010.

Retail investment services income decreased $6 million, or 11%, compared to the second quarter of 2009, and decreased $17 million, or 15%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to a decline in fixed annuity revenue that was partially offset by increased recurring brokerage revenue linked to the equity markets and increased transactional revenue from variable annuity and mutual fund sales.

Service charges on deposit accounts decreased $2 million, or 1%, compared to the second quarter of 2009, and decreased $13 million, or 3%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decline was due to lower account analysis fees related to commercial clients. Last quarter, we indicated that we expected that Reg E could cause a 10-20% reduction in service charges. To date, the number of clients opting in to overdraft protection for their accounts has been above our expectations. As such, we currently believe that the annualized impact to overdraft income will fall toward the lower end of our original range.

Trading account profits/(losses) and commissions increased $139 million compared to the second quarter of 2009 primarily due to $63 million of mark to market valuation gains recorded during the second quarter of 2010 on our fair value public debt and related hedges compared to $96 million of valuation losses recorded during the second quarter of 2009. Credit spreads widened across the financial services sector during the quarter, triggered by the uncertainty surrounding Europe’s economic instability and the potential global impact. Partially offsetting the increase in valuation gains on our fair value public debt and related hedges was a decline in revenue from fixed income and equity derivatives trading in the current quarter compared to the second quarter of 2009. Trading account profits/(losses) and commissions increased $24 million, or 31%, during the first six months of 2010, compared to the same period in 2009 primarily due to $43 million of mark to market valuation gains recorded during the first six months of 2010 on our fair value public debt and related hedges compared to $16 million of valuation gains recorded during the first six months of 2009. We do not currently believe that the legislative and regulatory changes related to derivatives will have a material impact on our revenue related to trading account activities.

Card fees increased $13 million, or 16%, compared to the second quarter of 2009, and increased $25 million, or 16%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due primarily to an increase in check card interchange fees as a result of increased consumer spending. We continue to develop our expectations around the impact of the Dodd-Frank Reform Act on our income from card fees.

Trust and investment management income increased $10 million, or 9%, compared to the second quarter of 2009, and increased $16 million, or 7%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower money market mutual fund revenue.

Noninterest Expense	Table 4

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions)	2010	2009		2010	2009

Employee compensation	$575	$569	1%	1,132	1,142	(1)%
Employee benefits	107	135	(21)	242	298	(19)

Personnel expense	682	704	(3)	1,374	1,440	(5)

Other real estate expense	86	49	76	132	93	42
Credit and collection services	66	66	-	139	114	22
Operating losses	16	33	(52)	30	55	(45)
Mortgage reinsurance	9	25	(64)	18	95	(81)

Credit-related costs	177	173	2	319	357	(11)

Outside processing and software	158	145	9	306	284	8
Net occupancy expense	90	87	3	181	175	3
Regulatory assessments	65	149	(56)	129	196	(34)
Net loss on debt extinguishment	63	39	62	54	14	286
Marketing and customer development	44	30	47	78	65	20
Equipment expense	42	44	(5)	83	87	(5)
Postage and delivery	20	21	(5)	42	43	(2)
Consulting and legal	18	15	20	32	26	23
Communications	16	17	(6)	32	34	(6)
Other staff expense	15	14	7	28	37	(24)
Amortization of intangible assets	13	14	(7)	26	30	(13)
Operating supplies	11	11	-	23	20	15
Impairment of goodwill	-	-	-	-	751	(100)
Other expense	89	65	37	156	121	29

Total noninterest expense	$1,503	$1,528	(2)%	$2,863	$3,680	(22)%

Noninterest Expense

Noninterest expense decreased by $25 million, or 2%, versus the three months ended June 30, 2009. Included in regulatory assessments expense for the three months ended June 30, 2009 was a $78 million charge related to a FDIC special assessment levied on all banks during the second quarter of 2009. Excluding the impact of the special assessment, noninterest expense increased by $53 million, or 4%, versus the three months ended June 30, 2009. Noninterest expense decreased by $817 million, or 22%, versus the six months ended June 30, 2009. Included in noninterest expense for the six months ended June 30, 2009 was a $751 million non-cash goodwill impairment charge and the $78 million FDIC special assessment. Excluding the impact of the goodwill impairment charge and the special assessment, noninterest expense increased by $12 million, or less than 1%, versus the six months ended June 30, 2009. The increase in noninterest expense for the three and six month periods, excluding the 2009 impacts of the goodwill impairment charge and the special assessment, was primarily attributable to increased net losses on debt extinguishment, higher marketing and customer development costs, and additional outside processing and software costs, partially offset by a decline in personnel expenses and, for the six months, a decrease in credit-related costs. The impact of excluding the special assessment and non-cash goodwill impairment charge provides a more meaningful comparison to the results in the current year by removing items that did not recur in the current year.

Personnel expenses decreased by $22 million, or 3%, versus the three months ended June 30, 2009. For the six months ended June 30, 2010, personnel expenses decreased by $66 million, or 5%, versus the six months ended June 30, 2009. The decrease in both periods was attributable to a reduction in pension and other postretirement benefit expenses. The decrease in pension and other postretirement benefit expenses is a result of higher discount rates and improved performance in the underlying plan assets.

Credit-related costs increased by $4 million, or 2%, versus the three months ended June 30, 2009. For the six months ended June 30, 2010, credit-related costs decreased by $38 million, or 11%, versus the six months ended June 30, 2009. The increase for the current quarter was the net result of an increase in other real estate expenses offset by declines in mortgage reinsurance losses and operating losses. For the six months, credit-related costs remained elevated but decreased as a result of reduced mortgage reinsurance losses, partially offset by the increase in other real estate expenses. Other real estate expenses have increased primarily due to the sale of residential real estate-related assets and provisions for the decline in property values. Mortgage reinsurance expenses relate to the activities of our mortgage reinsurance guaranty subsidiary, Twin Rivers, whose loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Since the first quarter of 2009, our exposure to reinsurance losses has been limited to incremental insurance premiums contributed to the reinsurance trusts.

Outside processing and software costs increased by $13 million, or 9%, versus the three months ended June 30, 2009. For the six months ended June 30, 2010, outside processing and software costs increased by $22 million, or 8%, versus the six months ended June 30, 2009. The increase was primarily attributable to initiatives aimed at enhancing the customer experience and higher volumes.

Regulatory assessments decreased by $84 million, or 56%, compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, regulatory assessments decreased by $67 million, or 34%. The decrease was attributable to the FDIC special assessment levied on all banks during the second quarter of 2009. Going forward, it is likely that regulatory costs will increase as a result of the new financial reform bill that was signed into law in July 2010; however, the amount is difficult to quantify at this time, as the legislation has yet to be translated into practices and procedures. See the additional discussion regarding recently enacted legislation in Item 1A of Part II of this report.

Net losses on debt extinguishment increased by $24 million versus the three months ended June 30, 2009. For the six months ended June 30, 2010, net losses on debt extinguishment increased by $40 million compared to the six months ended June 30, 2009. Net losses on debt extinguishment in the current year were due to the extinguishment of $900 million in debt, partially offset by gains associated with the retirement of floating rate Sterling-denominated notes. Net losses in the prior year primarily resulted from our tender for our hybrid debt securities.

Marketing and customer development costs increased by $14 million, or 47%, versus the three months ended June 30, 2009. For the six months ended June 30, 2010, marketing and customer development costs increased by $13 million, or 20%, versus the six months ended June 30, 2009. The increase was attributable to increases in promotional and advertising spending, as well as supporting our brand and client service initiatives.

Other expenses increased by $24 million, or 37%, versus the three months ended June 30, 2009. For the six months ended June 30, 2010, other expenses increased by $35 million, or 29%, versus the six months ended June 30, 2009. The increase was primarily attributable to net additions to litigation reserves and increased impairment charges on multifamily affordable housing developments. Additionally, for the six months, other expenses included an early contract termination fee and other impairment charges on repossessed property.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. During the three months ended June 30, 2010, the provision for income taxes was a benefit of $50 million, compared to a tax benefit of $149 million for the same period in 2009. The provision represents a negative 133.1% effective tax rate for the three months ended June 30, 2010 compared to a negative 44.8% effective tax rate for the three months ended June 30, 2009. The provision for income taxes was a benefit of $244 million and $300 million for the six months ended June 30, 2010 and 2009, respectively, representing negative effective tax rates of 62.2% and 23.1% during those periods. We calculated the benefit for income taxes for the three and six months ended June 30, 2010 and 2009 based on the discrete methodology using actual year-to-date results. The 2010 and 2009 effective tax rates were primarily attributable to the pre-tax loss as well as other favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. However, for the six months ended June 30, 2009, the effective tax rate was impacted by the $677 million non-deductible portion of the goodwill impairment. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes,” to the Consolidated Financial Statements.

In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of June 30, 2010, the cumulative valuation allowance associated with the deferred tax asset for certain state net operating losses was $63 million. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets, and we estimate that on a consolidated basis, we have a net deferred tax liability at June 30, 2010. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change	% of Total Loans at June 30
Commercial	$32,523	$32,494	-%	29%

Real estate:
Residential mortgages	31,126	30,790	1	28
Home equity lines	15,443	15,953	(3)	14
Construction	5,004	6,647	(25)	4

Total real estate	51,573	53,389	(3)	46

Commercial real estate:
Owner occupied	8,877	8,915	-	8
Investor owned	6,257	6,159	2	5

Total commercial real estate	15,134	15,074	-	13

Consumer:
Direct	5,711	5,118	12	5
Indirect	6,953	6,531	6	6

Total consumer	12,664	11,649	9	11

Credit card	1,031	1,068	(3)	1

Total loans	$112,925	$113,675	(1)%	100%

Loans held for sale	$3,185	$4,670	(32)%

Selected Residential Real Estate Loan Quality Information	Table 6

(Dollars in millions)	June 30, 2010	30 - 89 Days Delinquent	Nonperforming Loans	Nonaccruing TDRs[1]	Accruing TDRs	Portion of Portfolio in Florida
Residential construction	$2,833	1.59%	40%	4%	-%	25%
Residential mortgages:
Prime first lien	24,982	1.60	6	2	6	26
Prime second lien	2,648	2.21	3	1	5	12
Lot	935	3.15	23	4	16	53
Alt-A	763	4.22	25	14	22	17
Home equity loans	1,798	2.00	3	-	3	32

Total residential mortgages	31,126	1.79	7	2	6	26
Home equity lines	15,443	1.25	2	-	1	37

1 Nonaccruing TDRs are a subset of our total nonperforming loans and therefore are included in the Nonperforming Loans column.

Loans

Total loans decreased by $750 million, or 1%, during the six months ended June 30, 2010. At June 30, 2010, $1.7 billion in commercial loans was included in the total commercial loan portfolio as a result of consolidating Three Pillars on January 1, 2010. These loans were not consolidated at December 31, 2009. Excluding the impact of the newly consolidated loans, total loans declined by $2.4 billion; however, the pace of decline slowed during the second quarter. The overall decrease was primarily due to a reduction in construction loans and continued weak demand in core commercial loans, partially offset by growth in consumer loans and residential mortgages. The impact of removing the consolidated Three Pillars loans provides a clearer picture of our organic decline during the period that was not as apparent in the loans portfolio table above. Overall asset quality of the loan portfolio improved, with nonperforming assets, nonaccrual loans, net charge-off ratios, and provision for loan losses all declining compared to the prior quarter. Delinquencies were stable to down during the second quarter, except in government-guaranteed loan portfolios. We expect the pace of improvement in delinquencies to slow until general economic conditions improve. We continue to remain hopeful that loan demand from creditworthy commercial borrowers will increase and that loan growth will return in the second half of the year. While the slowing pace of loan decline provides some optimism that this could occur, we continue to remain uncertain of the magnitude and timing of a pick-up in demand.

Commercial loans increased by $29 million, or less than 1%, during the six months ended June 30, 2010. Excluding the impact of the $1.7 billion in additional commercial loans resulting from the January 1, 2010 consolidation of Three Pillars, commercial loans declined by $1.7 billion, or 5%, during the year, reflecting the continued trend of declining line of credit utilization among our larger corporate clients due to lower working capital needs and enhanced access to the capital markets. As noted within the “Market Risk Management” section of this MD&A, commercial-related lines of credit also declined by $3.3 billion, or 9%, compared to December 31, 2009. Commercial loan asset quality metrics, including net charge-off ratios, nonaccruing loans, and early-stage delinquencies, improved slightly during the current quarter. Barring a material deterioration in economic trends, we believe that asset quality for the commercial loan portfolio should remain stable or improve modestly during the remainder of 2010.

Residential mortgages increased by $336 million, or 1%, during the six months ended June 30, 2010. The increase was due to the origination of agency-guaranteed mortgages, which carry little credit risk, and the change in classification of $982 million in FHA/VA guaranteed loans eligible for repurchase from Ginnie Mae securities. The increase was partially offset by net charge-offs, transfers into OREO, and natural portfolio runoff. The residential mortgage portfolio was comprised of prime first lien mortgages, prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There was an immaterial number of option (negative-amortizing) ARMs or subprime loans in the residential mortgage portfolio. Although asset quality metrics improved with respect to early stage delinquencies and nonaccruing loans, overall portfolio results remained weak as a result of continued borrower stress, depressed collateral values, and the lack of refinancing options available to many borrowers. The decline in early stage delinquencies may signal a lower frequency of future losses, and home price deterioration appears to be slowing in many of our markets. However, we are also monitoring the loss severity risk that is posed by an influx of short sales and foreclosures into the market. As a result, our outlook for the residential mortgage portfolio is stable to improving, barring a material deterioration in economic trends.

Prime First-Lien Residential Mortgage Portfolio	Table 7

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change
Prime first lien residential mortgages:
Jumbo FRM	$2,889	$2,637	10%
Jumbo ARM	13,719	13,913	(1)

Total jumbo loans	16,608	16,550	0

Conventional FRM	2,367	2,438	(3)
Conventional ARM	3,140	3,493	(10)

Total conventional loans	5,507	5,931	(7)

FHA / VA guaranteed[1]	1,526	521	193
Fannie Mae LTSC[2]	1,341	912	47

Total agency-guaranteed loans	2,867	1,433	100

Total prime first lien mortgages	$24,982	$23,914	4%

[1] At June 30, 2010, included $571 million of FHA/VA guaranteed loans that were repurchased from Ginnie Mae securities and an additional $398 million of FHA/VA guaranteed loans that were eligible for repurchase from Ginnie Mae securities at period end.

[2] Loans guaranteed by Fannie Mae through a long-term standby commitment whereby Fannie Mae has committed to purchase at par those mortgages that become delinquent.

Prime first lien mortgages increased by $1.1 billion, or 4%, during the six months ended June 30, 2010. During the current year, we changed the classification of FHA/VA guaranteed loans eligible for repurchase from Ginnie Mae securities from held for sale to held for investment, which is consistent with our decision in 2010 to repurchase certain of those eligible loans into our held for investment portfolio. Excluding this $982 million change in classification, prime first lien mortgages increased by $86 million, or less than 1%. Removing the reclassification in the calculation provides a clearer picture of our organic increase in prime first lien mortgages during the period that was not as apparent in the table above. The prime first lien mortgage portfolio included $11.8 billion in interest-only products; however, the interest-only period for such mortgages is typically ten years, which is unlike many interest-only products in the marketplace that offer short interest-only periods with early reset dates. The prime first lien mortgage portfolio also included $779 million of commercial-purpose loans secured by residential real estate. The weighted average LTV at origination of the prime first lien mortgage portfolio was 76%. The asset quality of our prime first lien mortgage portfolio improved during the year, as both early stage delinquencies and nonaccruing loans declined as compared to December 31, 2009.

Prime second lien mortgages decreased by $256 million, or 9%, to $2.6 billion during the six months ended June 30, 2010. The decrease was attributable to our efforts to reduce our exposure to non-core residential mortgages. Approximately $2.4 billion of our prime second lien loans were insured through third party pool-level insurance; however, the future benefits of this insurance are limited. Generally, under our mortgage insurance arrangements, we are exposed to cumulative losses from 5% to 8% in each vintage pool, as well as cumulative losses exceeding 10%. As the result of elevated delinquency ratios and resulting claims, most of the pools have reached the first-tier insurance stop-loss limit and are approaching the final loss limits. As of June 30, 2010, we had fully reserved for our exposure within the 5% to 8% loss layer as well as estimated losses above the 10% stop-loss limit. Total claims paid during the six months ended June 30, 2010 and 2009 under mortgage insurance arrangements were $61 million and $57 million, respectively. We continue to experience claim denials on certain loans due to borrower misrepresentation and loan documentation issues, which may impact the recognition of uninsured losses. The asset quality of our prime second lien mortgage portfolio improved during the year, as both early stage delinquencies and nonaccruing loans declined as compared to December 31, 2009.

Other residential mortgages (lot, Alt-A, and home equity loans) decreased by $476 million, or 12%, to $3.5 billion during the six months ended June 30, 2010. The decrease was attributable to our efforts to reduce our exposure to non-core residential mortgages. Overall, the asset quality of our other residential mortgage portfolio improved slightly during the year, particularly with respect to early stage delinquencies and nonaccruing loans, as compared to December 31, 2009.

Home Equity Line Portfolio	Table 8

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change
Home equity lines:
Originated by third parties	$1,446	$1,566	(8)%

Florida-based with CLTV > 80% [1]	1,684	1,789	(6)

Non Florida-based with CLTV > 90% [2]	1,481	1,559	(5)

Core portfolio [3]	10,832	11,039	(2)

Total home equity lines	$15,443	$15,953	(3)%

[1] Excludes lines originated by third parties.

[2] Excludes lines originated by third parties and Florida-based lines with a CLTV greater than 80%.

[3] Excludes lines originated by third parties, Florida-based lines with a CLTV greater than 80%, and lines with a CLTV greater than 90%.

Home equity lines decreased by $510 million, or 3%, during the six months ended June 30, 2010. The decrease was primarily the result of our decision to eliminate origination of home equity products through third party channels, to minimize originations with LTV ratios greater than 85%, to implement market-specific LTV guidelines in certain declining markets, and to reduce line commitments in other higher risk situations. From a risk management perspective, there is virtually no line availability remaining in the higher risk home equity lines that are not part of our core portfolio. Asset quality metrics for the portfolio improved overall during the year, as lines on nonaccrual status were virtually unchanged while both net charge-off ratios and delinquencies declined. Nonetheless, we are continuing to enhance our collection and default management processes, as loss rates on this portfolio continued to underperform our expectations.

Construction Loan Portfolio	Table 9

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change
Construction loans:
Residential construction loans:
Construction to perm loans	$591	$878	(33)%
Construction-stage loans	868	1,161	(25)
A&D loans	948	1,314	(28)
Undeveloped land loans	426	470	(9)

Total residential construction loans	2,833	3,823	(26)

Commercial construction loans:
Construction-stage loans	1,375	1,893	(27)
A&D loans	324	456	(29)
Undeveloped land loans	472	475	(1)

Total commercial construction loans	2,171	2,824	(23)

Total construction loans	$5,004	$6,647	(25)%

Construction loans decreased by $1.6 billion, or 25%, during the six months ended June 30, 2010. The decrease was primarily the result of our efforts to reduce risk levels by aggressively managing our construction exposure and proactively charging-off delinquent loans that could not be successfully resolved. For the remaining portfolio, asset quality remained relatively stable during the year, particularly with respect to early stage delinquencies. Delinquencies are expected to remain at elevated levels until the general economy improves. Likewise, charge-offs are expected to remain elevated for the residential construction portfolio as problem loans move through the workout process. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the construction portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund is down from prior periods and not considered material relative to total loans outstanding.

Commercial real estate loans increased by $60 million, or less than 1%, during the six months ended June 30, 2010. The increase is primarily the result of the natural migration of loans maturing from the construction real estate loan portfolio into mini-perm or permanent financing. Within the commercial real estate portfolio, 59% of the loans are secured by owner-occupied properties and 41% of the loans are secured by investor-owned properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which we believe diversifies the risk and sources of repayment of this portfolio. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial construction projects to credit standards that are more stringent than historical commercial mortgage-backed securities guidelines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, abilities to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserve setting processes. Delinquencies within the portfolio are expected to remain at elevated levels until conditions surrounding employment trends and the general economy improve. While our loan portfolio has not experienced significant deterioration to date, we remain vigilant regarding the persistent weakness in the commercial real estate market. Although we expect additional stress and credit losses in this portfolio, we continue to believe our portfolio will perform comparatively well given its composition and the way it was underwritten.

Consumer loans increased by $1.0 billion, or 9%, during the six months ended June 30, 2010. We attribute the growth in both direct and indirect consumer lending to improved overall economic conditions and modestly higher demand for consumer loan products. Included within the consumer loan portfolio were $3.7 billion of student loans, of which 90% are government-guaranteed. Asset quality metrics for this portfolio during the year were affected by a rise in early stage delinquencies among the guaranteed student loans, although net charge-off ratios declined. Overall portfolio performance remained within our general expectations.

Credit card loans decreased by $37 million, or 3%, during the six months ended June 30, 2010. We attribute the decline in credit card loans to normal seasonal fluctuations in credit card usage patterns throughout the calendar year. With respect to asset quality, we noted an improvement in both early stage delinquencies and net charge-off ratios during the year. However, the credit card portfolio as a whole continued to underperform our general expectations.

Loans held for sale decreased by $1.5 billion, or 32%, during the six months ended June 30, 2010. Of that decrease, $982 million was attributable to the change in classification of loans eligible for repurchase from Ginnie Mae to loans held for investment. The remaining $506 million decrease in LHFS was due primarily to lower levels of mortgage loan originations during the second quarter, partially offset by the addition of $301 million in newly consolidated loans related to a CLO entity that was not consolidated at December 31, 2009.

Summary of Credit Losses Experience	Table 10

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2010		2009		2010	2009

Allowance for credit losses, beginning balance	$3,276		$2,765		$3,235	$2,378
Provision for loan losses	702		962		1,579	1,956
Provision for unfunded commitments[1]	(40)		(1)		(55)	2
Charge-offs
Commercial	(98)		(156)		(205)	(297)
Real estate:
Home equity lines	(150)		(197)		(320)	(358)
Construction	(155)		(86)		(250)	(169)
Residential mortgages[2]	(298)		(325)		(718)	(510)
Commercial real estate	(13)		(3)		(13)	(5)
Consumer loans:
Direct	(14)		(13)		(28)	(22)
Indirect	(18)		(33)		(45)	(82)
Credit cards	(22)		(23)		(51)	(40)

Total charge-offs	(768)		(836)		(1,630)	(1,483)

Recoveries
Commercial	11		6		22	15
Real estate:
Home equity lines	13		5		23	9
Construction	5		3		9	4
Residential mortgages	5		5		11	8
Commercial real estate	-		-		(3)	-
Consumer loans:
Direct	2		2		4	4
Indirect	9		13		19	30
Credit cards	1		1		2	2

Total recoveries	46		35		87	72

Net charge-offs	(722)		(801)		(1,543)	(1,411)

Allowance for credit losses - end of period	$3,216		$2,925		$3,216	$2,925

Components:
Allowance for loan and lease losses	$3,156		$2,896
Unfunded commitments reserve	60		29

Allowance for credit losses	$3,216		$2,925

Average loans	$113,016		$124,123		$113,721	$124,725
Period-end loans outstanding	112,925		122,816

Ratios:
Allowance to period-end loans	2.81%		2.37%
Allowance to nonperforming loans	67.64		53.81
Allowance to net charge-offs (annualized)	1.09	x	0.90	x
Net charge-offs to average loans (annualized)	2.57%		2.59%		2.74%	2.28%
Provision to average loans (annualized)	2.49		3.11		2.80%	3.16
Recoveries to total gross charge-offs	6.0		4.1		5.3%	4.8

[1] Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

[2] Credit-related operating losses charged-off against previously established reserves within other liabilities totaled $0 during the three and six months ended June 30, 2010, and $43 million and $195 million during the three and six months ended June 30, 2009, respectively.

Allowance for Credit Losses

At June 30, 2010, the allowance for credit losses was $3.2 billion, which includes both the ALLL as well as the reserve for unfunded commitments. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for further information regarding our ALLL accounting policy.

Allowance for Loan Losses by Loan Type	Table 11

	June 30, 2010		December 31, 2009
(Dollars in millions)	ALLL	Loan types as a % of total loans	ALLL	Loan types as a % of total loans
Commercial loans	$610	29%	$650	29%
Residential real estate	1,612	42	1,620	41
Construction and commercial real estate	738	17	648	19
Consumer	196	12	202	11

Total	$3,156	100%	$3,120	100%

Allowance for Loan Losses by Component	Table 12

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change
ALLL by component:
Specific allowance	$633	$538	18%
General allowance	2,523	2,582	(2)

Total ALLL	$3,156	$3,120	1%

The ALLL increased by $36 million, or 1%, during the six months ended June 30, 2010. The increase in ALLL reflects the continued uncertainty in the overall economic outlook, partially mitigated by noted improvements in asset quality during the year. The increase in the specific allowance during the six months ended June 30, 2010 was primarily driven by an increase in loss severities in loans to residential builders. The decrease in the general allowance during the six months ended June 30, 2010 reflects stable total loan balances and the overall improvement in the asset quality of our loan portfolio.

The ratio of the ALLL to total nonperforming loans increased to 67.64% as of June 30, 2010 from 58.86% as of December 31, 2009. The increase in this ratio was attributable to the $703 million decrease in nonperforming loans, as well as the increase in the ALLL. The decrease in nonperforming loans was due to charge-offs recognized, the migration of loans to other real estate owned, and reduced inflows into nonaccrual status. See additional discussion regarding nonperforming loan trends in the “Nonperforming Assets” section of the MD&A.

The variables most impacting the ALLL continue to be loss severities and the strength of the housing market. Assuming no material deterioration in the economy or asset quality metrics, the allowance for loan and lease losses has likely peaked. However, despite improved asset quality metrics, we are maintaining reserve levels over the near term in light of continued economic and real estate value uncertainty. As of June 30, 2010, the allowance to period-end loans ratio remained stable at 2.81%.

The reserve for unfunded commitments was $60 million as of June 30, 2010, a decrease of $55 million, or 48%, from December 31, 2009. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate clients.

Charge-offs

Our accounting policy for charge-offs is described in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Net charge-offs for the three months ended June 30, 2010 and June 30, 2009 were $722 million and $801 million, respectively. As a percentage of average loans, net charge-offs were 2.57% and 2.59% during the three months ended June 30, 2010 and 2009, respectively. The decrease in net charge-offs was attributable to improvements in asset quality across all portfolios except construction and commercial real estate. On a sequential quarter basis, base charge-offs, which exclude incremental charge-offs taken in the first quarter of 2010 related to specific residential real estate actions discussed below, increased slightly. This trend was consistent with our expectations and driven primarily by construction loans, as anticipated. Charge-off activity continues to be centered in residential real estate related portfolios, including residential mortgages, home equity lines of credit, and residential construction. Future total charge-offs are currently expected to be stable to modestly down compared to the current quarter, with construction charge-offs anticipated to remain elevated. Factors which could affect general asset quality and charge-off levels include macro or regional economic volatility and trends within specific sectors, such as construction and commercial real estate.

Net charge-offs for the six months ended June 30, 2010 and June 30, 2009 were $1.5 billion and $1.4 billion, respectively. As a percentage of average loans, net charge-offs were 2.74% and 2.28% during the six months ended June 30, 2010 and 2009, respectively. The increase in net charge-offs was primarily attributable to residential mortgages due to higher loss severities and NPLs compared to a year ago.

During the six months ended June 30, 2010, we pursued two initiatives that lowered NPLs but increased residential mortgage charge-offs. These two initiatives related to additional charge-offs recognized on severely delinquent residential mortgage NPLs, as well as our decision to sell $211 million of residential NPLs. Specifically, we recorded $131 million in incremental charge-offs on first lien residential mortgage NPLs, located primarily in Florida, that have been in the foreclosure process for more than twelve months. Our previous practice was to initially charge the loan down to the estimated net realizable value at 180 days past due and not record further charge-offs until the time of foreclosure. Given the extended foreclosure timeframes, particularly in Florida, and the decline in value that has occurred in collateral values while in the process of foreclosure, we determined that it would be appropriate to record an additional charge-off twelve months after the initial charge-off. Our original charge-off policy did not envision that foreclosure timeframes would extend beyond twelve months. We believe the change was appropriate now that 1-4 family residential real estate property values in many of our markets appear to be stabilizing. This action merely accelerated the timing of when we recognize the potential additional charge-offs resulting from foreclosure. Since these estimated declines in value are considered within our ALLL methodology, we do not believe the prospective impact of this policy adjustment will be material. The second action was to sell a $211 million portfolio of nonperforming residential mortgage loans, concentrated primarily in Florida, during the second quarter. As a result, we reclassified this portfolio to LHFS during the first quarter and recorded an incremental charge-off of $51 million at that time. We completed the sale during the second quarter, and final pricing was consistent with expectations.

Provision for Credit Losses

The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL.

For the three months ended June 30, 2010, the provision for loan losses decreased by $260 million, or 27%, to $702 million as compared to $962 million for the three months ended June 30, 2009. The decrease in the provision for loan losses reflects the improvement in asset quality and continued a trend of declining provision for loan losses over the last year. Compared to the three months ended March 31, 2010, the provision for loan losses declined by $175 million, or 20%, as result of continued favorable credit trends. Additionally, we recorded a $40 million benefit related to the provision for unfunded commitments during the second quarter due to improved credit quality related to certain commercial and large corporate borrowers.

For the six months ended June 30, 2010, the provision for loan losses decreased by $377 million, or 19%, to $1.6 billion as compared to $2.0 billion for the six months ended June 30, 2009. The decrease in the provision for loan losses reflects the improvement in asset quality, particularly with respect to early stage delinquencies, and continued a trend of declining provision for loan losses over the last year. Additionally, as previously discussed, we recorded a $55 million benefit related to the provision for unfunded commitments during the current year due to improved credit quality related to certain commercial and large corporate borrowers.

Despite the initial indications of an improving economy, we expect net charge-offs and the provision for loan losses to remain at historically elevated levels until we experience a sustained improvement in the asset quality of the loan portfolio. However, we expect that total net charge-offs in the third quarter of 2010 will be stable to modestly down relative to the second quarter of 2010, subject to the timing of residential construction workouts and improvements in consumer portfolios. We believe the amount of future changes in the ALLL remains highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as sustained improvement in our portfolio-specific asset quality indicators. See the “Allowance for Credit Losses,” “Charge-offs,” and “Nonperforming Assets” sections within this MD&A for additional discussion of our expectations for asset quality.

Nonperforming Assets	Table 13

(Dollars in millions)	June 30, 2010	December 31, 2009	% Change
Nonaccrual/nonperforming loans:
Commercial	$368	$484	(24)%
Real estate:
Construction	1,360	1,484	(8)
Residential mortgages	2,128	2,716	(22)
Home equity lines	290	289	0
Commercial real estate	515	392	31
Consumer loans	38	37	3

Total nonaccrual/nonperforming loans	4,699	5,402	(13)
Other real estate owned [1]	700	620	13
Other repossessed assets	64	79	(19)

Total nonperforming assets	$5,463	$6,101	(10)%

Accruing loans past due 90 days or more [2]	$1,376	$1,500	(8)%

TDRs:
Accruing restructured loans	2,269	1,641	38
Nonaccruing restructured loans[3]	986	913	8

Ratios:
Nonperforming loans to total loans	4.16%	4.75%
Nonperforming assets to total loans plus OREO and other repossessed assets	4.81	5.33

[1] Does not include foreclosed real estate related to loans insured by FHA or VA. Insurance proceeds due from FHA and VA are recorded as a receivable in other asset until the funds are received and the property is conveyed.

[2] Includes $1.2 billion and $1.3 billion of loans at June 30, 2010 and December 31, 2009, respectively, which have been guaranteed by governmental entities.

[3] Nonaccruing restructured loans are included in total nonaccrual/nonperforming loans.

Nonperforming Assets

Nonperforming assets decreased by $638 million, or 10%, during the six months ended June 30, 2010. The decrease was attributable to a $703 million reduction in nonperforming loans and a $15 million reduction in other repossessed assets, partially offset by an $80 million increase in OREO. This was the fourth consecutive quarter of declining nonperforming loans. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the recession and the U.S. housing market correction. Due to the time it takes to complete the foreclosure process (particularly in judicial foreclosure areas such as Florida, where the average period of time to foreclose was approximately 1.25 years and in many situations has extended beyond 2 years), we have experienced and may continue to experience delays in the resolution of real estate related loans within the nonperforming assets portfolio.

Nonperforming commercial loans decreased by $116 million, or 24%, during the six months ended June 30, 2010. The decrease was driven primarily by loan sales and net charge-offs of existing nonperforming commercial loans, partially offset by the migration of delinquent commercial loans to nonaccrual status.

Nonperforming construction loans decreased by $124 million, or 8%, during the six months ended June 30, 2010, as charge-offs and transfers to OREO exceeded the inflow of new nonaccrual loans. At June 30, 2010, 84% of nonperforming construction loans were secured by residential real estate. Additionally, 29% of our nonperforming construction loans were Florida-based. To date, we believe that we have identified a majority of the problem loans in the overall construction loan portfolio, and that we have commenced appropriate loan restructuring and modification efforts. However, the extended nature of the foreclosure process, particularly in Florida, has slowed the resolution of many of the loans within this portfolio. We continue to expect historically elevated loss rates on nonperforming construction loans.

Nonperforming residential mortgages, which are primarily collateralized by one-to-four family residential properties, decreased by $588 million, or 22%, during the six months ended June 30, 2010. The decrease was attributable to lower inflows of new

NPLs, net charge-offs, and the transfer to LHFS and subsequent sale of certain residential NPLs. As previously discussed, we have observed an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is attributable to delays in the judicial foreclosure process. We continue to expect historically elevated loss rates on this portfolio. For additional discussion regarding the transfer of nonperforming loans to LHFS and the additional charge-off on severely delinquent residential mortgages, see the “Charge-offs” section of this MD&A.

Nonperforming home equity lines were virtually unchanged during the six months ended June 30, 2010. The migration of delinquent home equity lines to nonaccrual status was almost completely offset by net charge-offs of existing nonperforming home equity lines during the year. Asset quality metrics for the portfolio remained stable, as the percentages of higher risk lines on nonaccrual status changed relatively little during the quarter. Although employment levels appear to have stabilized, we continue to expect historically elevated loss rates from this portfolio, in part due to high loss severities.

Nonperforming commercial real estate loans increased by $123 million, or 31%, during the six months ended June 30, 2010. The increase was attributable to the continued migration of delinquent commercial real estate loans to nonaccrual status, reflecting the ongoing stress in the commercial real estate market. Given conditions in the commercial real estate market, we expect additional stress and credit losses in this portfolio; however, we continue to believe our portfolio will perform comparatively well given its composition and underwriting.

Nonperforming consumer loans increased by $1 million, or 3%, during the six months ended June 30, 2010. The increase was driven primarily by the migration of delinquent consumer loans to nonaccrual status, largely offset by net charge-offs of existing nonperforming consumer loans during the year. We continue to expect historically elevated loss rates from nonperforming consumer loans.

OREO increased by $80 million, or 13%, during the six months ended June 30, 2010. The growth consisted of an $89 million increase in residential homes and a $12 million increase in residential construction related properties, partially offset by a net decrease in commercial properties of $21 million. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 57% and 34%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, these properties were re-evaluated and if necessary, written down to their then-current estimated value (estimated sales price less selling costs). Further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses. For additional discussion of OREO-related costs, see the “Noninterest Expense” section within this MD&A.

Other repossessed assets decreased by $15 million, or 19%, during the six months ended June 30, 2010. The decrease is largely attributable to impairment charges and sales of repossessed assets during the year, partially offset by additional repossessions during the year.

Accruing loans past due ninety days or more decreased by $124 million, or 8%, during the six months ended June 30, 2010. Included in this accruing loan population are $1.2 billion and $1.3 billion of loans at June 30, 2010 and December 31, 2009, respectively, which have been guaranteed by governmental entities.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Such interest income recorded was $11 million for both the three months ended June 30, 2010 and 2009, respectively, and $22 million and $15 million for the six months ended June 30, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $89 million and $85 million for the three months ended June 30, 2010 and 2009, respectively, and $185 million and $160 million for the six months ended June 30, 2010 and 2009, respectively, would have been recorded.

Troubled Debt Restructurings

In order to maximize the collection of loan balances, we evaluate troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. We aggressively pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income property, we perform a rigorous and ongoing review that is programmatic in nature. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for further information regarding our accounting policy for TDRs.

Our TDR portfolio is predominately composed of first and second lien residential mortgages and home equity lines of credit. Although there has been an increase in commercial TDRs, particularly within the income property portfolio, commercial TDRs represent only $258 million, or 8%, of our total TDRs. However, we anticipate moderate growth in commercial TDRs in the near term. Modified residential mortgages are being restructured in a variety of ways to help our clients remain in their homes and to mitigate our potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. The following table displays consumer TDRs by modification type and payment status at June 30, 2010.

Troubled Debt Restructurings	Table 14

	Accruing TDRs[1]			Nonaccruing TDRs[1]
(Dollars in millions)	Amount	Current	Delinquent[2]	Amount	Current	Delinquent[2]

Rate reduction	$387	89%	11%	$91	35%	65%
Rate reduction and term extension	1,784	87	13	645	35	65
Other[3]	44	81	19	46	40	60

Total	$2,215	87%	13%	$782	36%	64%

[1] Table excludes $54 million in accruing commercial TDRs and $204 million in nonaccruing commercial TDRs.

[2] TDRs considered delinquent for purposes of this table were those at least thirty days past due.

[3] Primarily consists of extensions and deficiency notes.

We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. Due to the nature of consumer lending, once a consumer loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it is ultimately repaid in full, or foreclosed and sold. At June 30, 2010, specific reserves included in the ALLL for all consumer real estate TDRs (accruing and nonaccruing) were $397 million. In addition, we have recorded to date approximately $171 million in charge-offs on the nonaccruing TDRs and recorded $5 million in mark to market losses on nonaccruing TDRs carried at fair value.

Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Accruing restructured loans increased by $628 million, or 38%, during the six months ended June 30, 2010. The increase in accruing restructured loans was attributed to a general increase in the number of loan modifications granted, as well as an increase in the number of previously nonaccruing restructured loans meeting sustained repayment performance criteria. Nonaccruing restructured loans increased by $73 million, or 8%, during the six months ended June 30, 2010, reflecting the overall increase in loan modifications despite such loans not yet meeting the repayment performance criteria. Overall, the performance of accruing TDRs continued to exceed our expectations.

Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $24 million and $10 million for the three months ended June 30, 2010 and 2009, respectively, and $44 million and $19 million for the six months ended June 30, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $35 million and $15 million for the three months ended June 30, 2010 and 2009, respectively, and $65 million and $27 million for the six months ended June 30, 2010 and 2009, respectively, would have been recorded.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Certain financial instruments such as trading securities, derivatives, and securities available for sale are required to be carried at fair value. Companies are also permitted to elect to carry specific financial assets and financial liabilities at fair value. Reasons that a company may choose to elect fair value include: (i) to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities, (ii) to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting and/or (iii) to more accurately portray the active and dynamic management of a company’s balance sheet. Based on our balance sheet management strategies and objectives, we have elected to carry certain financial assets and financial liabilities at fair value; these instruments include all, or a portion, of the following: long-term debt, residential mortgage loans, LHFS, brokered deposits, MSRs, and trading assets.

Following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements.

Trading Assets and Liabilities	Table 15

(Dollars in millions)	June 30 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$360	$499
Federal agency securities	482	474
U.S. states and political subdivisions	52	59
RMBS - agency	230	94
RMBS - private	4	6
CDO securities	117	175
ABS	49	51
Corporate and other debt securities	641	466
Commercial paper	60	1
Equity securities	218	256
Derivative contracts	3,040	2,610
Trading loans	913	289

Total trading assets	$6,166	$4,980

Trading Liabilities
U.S. Treasury securities	$439	$190
Federal agency securities	17	3
Corporate and other debt securities	386	144
Equity securities	-	8
Derivative contracts	1,813	1,844

Total trading liabilities	$2,655	$2,189

Trading Assets and Liabilities

Trading assets increased $1.2 billion, or 24%, since December 31, 2009. This increase was primarily driven by an increase in trading loans and derivative contracts.

Trading loans increased during the first six months of 2010 primarily as a result of the resumption of our TRS business. There were no TRS-related trading loans outstanding as of December 31, 2009, but by the end of the second quarter, the business had acquired $595 million in outstanding trading loans. The increase in derivative contracts was due to market movements and normal client business activity.

Certain securities were purchased during the fourth quarter of 2007 from affiliates which included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from Company-sponsored securitizations. During the first six months of 2010, we recognized approximately $12 million in net market valuation gains related to these securities. Through sales, maturities and write downs, we have reduced our exposure to these distressed assets to approximately $91 million at June 30, 2010. During the first six months of 2010, we received approximately $16 million in payments related to these securities and proceeds of approximately $40 million from the sale of one of our acquired SIVs. We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS.

All but a small amount of the remaining acquired asset portfolio consists of SIVs undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of those proceedings. While further losses are possible, our experience reinforces our belief that we have appropriately written these assets to fair value as of June 30, 2010. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets and Liabilities” included in this MD&A for more information.

The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009, as a result of the FINRA ARS investigation discussed further in Note 14, “Contingencies,” to the Consolidated Financial Statements. The amount of ARS recorded in trading assets at fair value totaled $146 million as of June 30, 2010 compared to $176 million as of December 31, 2009. The majority of these ARS are preferred equity securities, and the remaining securities are backed by trust preferred bank debt or student loans.

Trading liabilities increased $466 million, or 21%, since December 31, 2009 due to an increase in U.S. Treasury securities that act as a hedge for some of the securities we own.

Securities Available for Sale	Table 16

	June 30, 2010		December 31, 2009
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$5,218	$5,352	$5,206	$5,176
Federal agency securities	923	954	2,734	2,738
U.S. states and political subdivisions	837	859	928	945
RMBS - agency	15,667	16,199	15,704	15,916
RMBS - private	425	365	472	378
ABS	919	923	310	315
Corporate bonds and other debt securities	486	504	505	512
Coke common stock	-	1,504	-	1,710
Other equity securities[1]	937	938	786	787

Total securities available for sale	$25,412	$27,598	$26,645	$28,477

1 At June 30, 2010, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $232 million in mutual fund investments (fair value). At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $360 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (fair value).

Securities Available for Sale

The securities AFS portfolio is managed as part of the overall asset and liability management process to optimize income and portfolio value over an entire interest rate cycle while mitigating risk. To that end, the portfolio is deliberately concentrated in high quality, highly liquid securities. The size of the securities portfolio, at fair value, was $27.6 billion as of June 30, 2010, a decrease of $879 million, or 3%, from December 31, 2009. The changes in the size and composition of the portfolio reflect our efforts to improve overall diversification and to manage our interest rate risk profile. We accomplished this by repositioning the portfolio into securities believed to offer better relative value through the execution of various transactions during the six months ended June 30, 2010. Among the more notable transactions included extending the duration of our U.S. Treasury position, a slight rebalancing from U.S. Agency debt into Agency MBS and purchasing high quality ABS backed by newly originated consumer automobile loans. An additional outcome of these transactions was the generation of $60 million in realized gains during the current year. While this level of activity is not necessarily indicative of future portfolio changes; due to the composition of the portfolio, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance excess liquidity against investment returns.

At June 30, 2010, the carrying value of securities AFS reflected $2.2 billion in net unrealized gains, which were comprised of a $1.5 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $682 million net unrealized gain on the remainder of the portfolio. At December 31, 2009, the carrying value of securities AFS reflected $1.8 billion in net unrealized gains, which were comprised of a $1.7 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $122 million net unrealized gain on the remainder of the portfolio.

For the three months ended June 30, 2010, the average yield on a FTE basis for the securities AFS portfolio declined to 3.19% compared to 4.59% for the three months ended June 30, 2009. For the six months ended June 30, 2010, the average yield on a FTE basis for the securities AFS portfolio declined to 3.21% compared to 4.75% for the six months ended June 30, 2009. The yield decline was largely due to security maturities, prepayments, and sales, with the proceeds generally reinvested at current lower yields. Additionally, the portfolio’s yield was impacted by the purchase of lower yielding U.S. Treasury securities, which have been earmarked for the repayment of TARP upon regulatory approval.

The credit quality of the securities portfolio remained strong at June 30, 2010. Excluding the $2.4 billion of fair value represented by equity securities, $23.9 billion, or 95%, of the remaining $25.2 billion in securities AFS were rated AAA, the highest possible rating, by at least one nationally recognized statistical rating organization.

Difficult to Value Financial Assets and Liabilities

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market conditions over the past several years have led to diminished and, in some cases, non-existent trading in certain of the financial asset classes that we have owned. When available, we obtain third party quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. The degree to which significant unobservable inputs have been utilized in our valuation procedures was more significant during the past two years, largely with respect to certain types of loans and securities. However, we continue to observe increased trading activity in certain markets, such as corporate debt markets (both primary and secondary) and the market for SBA instruments, which has provided corroborating evidence for our estimates of fair value.

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

The Company utilizes a cross-functional valuation working group to evaluate the available information pertaining to certain instruments carried at fair value, which have predominantly been certain level 3 instruments, and ultimately develop a consensus estimate of the instrument’s fair value. The process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, and internal cash flow and pricing matrix estimates. While this group continues to function, the instruments within its scope have diminished over time, due primarily to the maturity, redemption or liquidation of many of the original instruments.

We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities available for sale, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 17

	As of
(Dollars in millions)	June 30, 2010	December 31, 2009

Trading assets	$425	$390
Securities available for sale	1,308	1,322
Loans held for sale	109	151
Loans	411	449
Other intangible assets [1]	1,298	936
Other assets [2]	87	14

Total level 3 assets	$3,638	$3,262

Total assets	$170,668	$174,165

Total assets measured at fair value	$38,445	$37,915

Level 3 assets as a percent of total assets	2.1%	1.9%
Level 3 assets as a percent of total assets measured at fair value	9.5	8.6

Trading liabilities	$-	$46
Other liabilities 2, [3]	34	48

Total level 3 liabilities	$34	$94

Total liabilities	$147,645	$151,634

Total liabilities measured at fair value	$7,708	$7,161

Level 3 liabilities as a percent of total liabilities	-%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.4	1.3

1 Includes MSRs carried at fair value.

2 Includes IRLCs.

3 Includes derivative related to sale of Visa shares during the second quarter of 2009.

Trading Assets and Securities Available for Sale

Our level 3 securities AFS totals approximately $1.3 billion at June 30, 2010, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $750 million at June 30, 2010. Level 3 trading assets total approximately $425 million at June 30, 2010. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations and investments in SIVs. We also have exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all of the level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable. The majority of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is predominantly secured by 2007 vintage prime first lien mortgage loans; however, there is also exposure to prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007. Level 3 trading assets as of June 30, 2010 and level 3 trading liabilities as of December 31, 2009 consist of the Coke derivative valued at approximately $127 million and $46 million, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for a detailed discussion regarding level 3 securities and valuation methodologies for each class of securities.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities available for sale or trading securities. As of June 30, 2010, the fair value of ARS purchased was approximately $146 million in trading assets and $167 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Residual and certain other retained interests classified as securities AFS or trading securities are valued based on internal models that incorporate assumptions, such as prepayment speeds, estimated credit losses, and discount rates which are generally not observable in the current markets. For the majority of the non-residual retained interests, we generally attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuations or used to validate outputs from our own proprietary models. We evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

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

We saw a slight increase in our level 3 trading assets during the six months ended June 30, 2010 primarily due to an increase in the fair value of The Agreements as well as net unrealized mark to market gains and a small amount of purchases, partially offset by sales, paydowns, redemptions and maturities of securities. Level 3 securities available for sale decreased slightly during the same period primarily due to paydowns and redemptions of securities which were partially offset by net unrealized mark to market gains. There were no transfers of securities available for sale or trading assets between level 3 and level 2 during the six months ended June 30, 2010. During the three and six months ended June 30, 2010, we recognized through earnings $3 million and $30 million, respectively, in net gains related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macro-economic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities.

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

During the six months ended June 30, 2010, we transferred $160 million of nonperforming loans that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the nonperforming portfolio was carried at fair value. There were no similar transfers during the six months ended June 30, 2009.

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

Capital Ratios	Table 18

(Dollars in millions)	June 30 2010	December 31 2009
Tier 1 capital	$17,825	$18,069
Total capital	22,374	22,895
Risk-weighted assets	131,914	139,380

Tier 1 capital [1]	$17,825	$18,069
Less:
Qualifying trust preferred securities	2,350	2,356
Preferred stock	4,929	4,917
Allowable minority interest	104	104

Tier 1 common equity	$10,442	$10,692

Risk-based ratios:
Tier 1 common equity	7.92%	7.67%
Tier 1 capital	13.51	12.96
Total capital	16.96	16.43
Tier 1 leverage ratio	10.94	10.90
Total shareholders’ equity to assets	13.49	12.94

1 Tier 1 capital includes trust preferred obligations of $2,350 million and $2,356 million at June 30, 2010 and December 31, 2009, respectively. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $104 million and $104 million at June 30, 2010 and December 31, 2009, respectively.

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

Both the Company and the Bank are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. However, the capital requirements that apply to the Company are likely to change. The recently enacted Dodd-Frank Reform Act directs the Federal Reserve to adopt new capital requirements for certain bank holding companies (including SunTrust Banks, Inc.) which capital requirements are at least as stringent as those applicable to insured depositary institutions (SunTrust Bank). These requirements are likely to be phased in over the next several years and likely will render existing Parent Company trust preferred securities ineligible for Tier 1 capital treatment. In addition, the Dodd-Frank Reform Act authorizes the Federal Reserve to enact more stringent capital requirements that vary based on size of institution, risk, and other characteristics. See Part II, Item 1A, “Risk Factors,” for additional information.

In connection with the SCAP in 2009, our regulators began focusing on Tier 1 common equity which is the portion of Tier 1 capital that is common equity. Tier 1 common equity and the Tier 1 common equity ratio are not determined in accordance with U.S. GAAP and are not defined in federal banking regulations. As a result, our calculation of these measures may be different than other financial service companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

Our capital levels remained strong with Tier 1 common equity, Tier 1 capital, and total capital ratios at 7.92%, 13.51%, and 16.96%, respectively, at June 30, 2010 compared to 7.67%, 12.96%, and 16.43%, respectively, at December 31, 2009.

We declared and paid common dividends totaling $5 million during the three months ended June 30, 2010, or $0.01 per common share, compared to $37 million, or $0.10 per common share, during the same period in 2009. During the six months ended June 30, 2010, we declared and paid common dividends totaling $10 million, or $0.02 per common share, compared to

$73 million, or $0.20 per common share, during the same period in 2009. In addition, we declared dividends payable during the three and six months ended June 30, 2010 of approximately $2 million and $3 million, respectively, on our Series A preferred stock compared to $6 million and $11 million, respectively, during the same period in 2009. Further, during the three and six month periods ended June 30, 2010 and June 30, 2009, we declared dividends payable of $61 million and $121 million, in each period, for both years, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury. Given our capital position and our current liquidity, we are well positioned to repay TARP when regulatory approval is received.

During the third quarter of 2009, we reduced the common share dividend to $0.01 per share, per quarter where it remained as of the most recent common share dividend declaration in June 2010. It is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators as further described below.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s CPP. Generally, we may not pay a regular quarterly cash dividend of more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. Limits also exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at June 30, 2010.

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

Market Risk from Non-Trading Activities

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. The net interest income profile reflects a relatively neutral interest rate sensitive position with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2010	December 31, 2009

+100	0.1%	-%
-100	(0.3%)	0.1%

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

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2010	December 31, 2009

+100	0.6%	0.5%
-100	(0.7%)	(0.3%)

The small difference from December 31, 2009 to June 30, 2010 seen above in both the economic and financial reporting perspectives related to a 100 basis point shock is primarily due to balance sheet changes and lower interest rates.

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

As of June 30, 2010, the MVE profile changes from year end with respect to an instantaneous 100 basis point change in rates were primarily a result of the lower interest rate environment.

(Basis Points)	June 30, 2010	December 31, 2009

+100	(2.5%)	(4.2%)
-100	0.1%	2.3%

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

Trading Activities

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the three months ended June 30, 2010 and 2009.

(Dollars in millions)	June 30, 2010	June 30, 2009
Average VAR	$9	$27
High VAR	$11	$30
Low VAR	$7	$26

The decrease in VAR for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to sales, paydowns and maturities of acquired assets. Trading assets net of trading liabilities averaged $3.3 billion and $5.2 billion for the three months ended June 30, 2010 and 2009, respectively. Trading assets net of trading liabilities were $3.5 billion and $5.4 billion at June 30, 2010 and 2009, respectively. Declines in average and ending trading assets net of trading liabilities is primarily due to balance sheet management activities and increased market liquidity.

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

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves, capacity to borrow from the FHLB system, the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio and the capacity to borrow at the Federal Reserve discount window. As of June 30, 2010, the potential liquidity from these four sources totaled $34.6 billion, which we believe exceeds any contingent liquidity needs.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our allowance for loan losses, earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. During the first quarter of 2010, S&P, Fitch and DBRS downgraded the credit ratings of the Parent Company and the Bank. However, as part of these actions, S&P, Fitch and DBRS all changed the outlook for our credit ratings from “negative” to “stable,” due in part to our broad banking franchise, diversified revenue base, good liquidity profile and improving credit trends. Further, on July 27, 2010, Moody’s placed the ratings of SunTrust Banks, Inc. and SunTrust Bank, along with those of nine other regional banks, on review for possible downgrade as a result of the enactment of the Dodd-Frank Reform Act. Moody’s stated that its analysis previously included an assumption that these banks would receive extraordinary support from regulators because they are deemed systemically important, but is reconsidering that assumption as a result of the passage of the Dodd-Frank Reform Act. See Part II, Item 1A, “Risk Factors,” for additional information.

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars and CP. During the second quarter of 2010, the Parent Company had no CP outstanding and the Bank retained a substantial cash position in the form of excess reserves in its Federal Reserve account. We deployed some of the Bank’s cash to retire $900 million of FHLB fixed-rate advances that had a weighted average coupon of 5.1% and twenty-one months remaining until maturity.

Sources of Funds. Our primary sources of funds include a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $116.3 billion as of June 30, 2010, essentially unchanged from December 31, 2009. The Bank used core deposit growth and longer-term financing activities to replace $3.9 billion of wholesale funding which matured during the first six months of 2010, bolstering the quality and capacity of the Bank’s already strong liquidity position.

We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding totaled $24.2 billion as of June 30, 2010 down from $28.2 billion as of December 31, 2009. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $5.8 billion as of June 30, 2010, down from $8.9 billion as of December 31, 2009.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, and various capital securities such as common or preferred stock. The Board of the Parent Company has authorized the issuance of up to $3.0 billion of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of June 30, 2010, the Bank had capacity to issue $31.1 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent can meet its existing obligations using its present cash balance without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt matured during the first six months of 2010 and none is scheduled to mature during the second half of 2010 and all of 2011. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. In September 2009 amidst the economic recession and credit market turmoil, we reduced our quarterly common stock dividend to its current level of $0.01 per share. It is not likely that we will increase our quarterly dividend until we have returned to profitability and obtained the consent from our applicable regulators.

Recent Developments. On July 26, 2010, the Bank announced an offer to repurchase and retire up to a total of $750 million aggregate principal amount of its subordinated debt securities currently carried at fair value. The tender offer is scheduled to close during August 2010, at which time the actual amount tendered to the Bank will be known.

Other Liquidity Considerations. As detailed in Table 19, we had an aggregate potential obligation of $68.0 billion to our clients in unused lines of credit at June 30, 2010. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. At December 31, 2009, the Bank had unused lines of credit issued in support of Three Pillars as shown in the commercial paper conduit line in Table 19. During the quarter ended March 31, 2010 we consolidated Three Pillars. Therefore, as of June 30, 2010, the amount of the commercial paper conduit line depicted in Table 19 represents the unused lines of credit that Three Pillars has extended to its clients, as opposed to the lines of credit that the Bank has extended to Three Pillars, which are still legally outstanding.

We also had $7.2 billion in letters of credit as of June 30, 2010, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $5.1 billion of these letters as of June 30, 2010 supported VRDOs. Our lines and letters of credit have declined since December 31, 2009 due to our decision to reduce exposure to certain higher risk areas, as well as due to clients’ decision not to renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital. For more information about Three Pillars, see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

As of June 30, 2010, our cumulative UTBs amounted to $105 million. Interest related to UTBs was $33 million as of June 30, 2010. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Unfunded Lending Commitments	Table 19

(Dollars in millions)	June 30 2010	December 31 2009
Unused lines of credit
Commercial	$34,138	$35,028
Mortgage commitments[1]	12,755	12,227
Home equity lines	14,422	15,208
Commercial real estate	1,594	1,922
Commercial paper conduit	1,474	3,787
Credit card	3,603	3,946

Total unused lines of credit	$67,986	$72,118

Letters of credit
Financial standby	$7,013	$8,778
Performance standby	111	140
Commercial	79	83

Total letters of credit	$7,203	$9,001

1 Includes $6 billion and $3 billion in IRLCs accounted for as derivatives as of June 30, 2010 and December 31, 2009, respectively.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of January 1, 2010, we designated at fair value the remaining MSR portfolio of $604 million being carried at LOCOM. Upon designating the remaining MSRs at fair value, we increased the carrying value of these MSRs by $145 million and recorded an increase in retained earnings, net of taxes, of $89 million. The decision to designate the portfolio at fair value, key economic assumptions, and the sensitivity of the current fair value of the MSRs as of June 30, 2010 is discussed in greater detail in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The MSRs being carried at fair value total $1.3 billion and $936 million as of June 30, 2010 and December 31, 2009, respectively, and are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with a fair value of $67 million and $233 million, at the time of origination, during the three months ended June 30, 2010 and 2009, respectively, bringing the total new production during the six month periods to $134 million and $380 million, respectively. We recorded a decrease in fair value of $411 million and an increase of $100 million for the three months ended June 30, 2010 and 2009, respectively, and a decrease in fair value of $520 million and an increase of $74 million for the six months ended June 30, 2010 and 2009, respectively, including “decay” resulting from the realization of expected monthly net servicing cash flows. We recorded a net loss in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $19 million (including decay of $54 million) and $40 million (including decay of $24 million) for the three months ended June 30, 2010 and 2009, respectively, inclusive of the mark to market adjustments on the related hedges. During the six months ended June 30, 2010 and 2009, we recorded a net loss in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $52 million (including decay of $118 million) and $4 million (including decay of $41 million), respectively, inclusive of the mark to market adjustments on the related hedges.

We also recorded impairment recovery gains in the Consolidated Statements of Income/(Loss) of $157 million and $188 million during the three and six months ended June 30, 2009, respectively, related to MSRs carried at LOCOM at the time.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. During the three months ended June 30, 2010, we terminated a $500 million FHLB advance that was scheduled to mature during the first quarter of 2012 and $400 million in FHLB advances that were scheduled to mature during the second quarter of 2012. We also received a new FHLB advance of $500 million that is scheduled to mature during the first quarter of 2011. Additionally, during the three months ended June 30, 2010, $300 million of subordinated fixed rate debt carried at fair value matured. There are no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

BUSINESS SEGMENTS

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

In 2009 and the first quarter of 2010, we utilized four business segments to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management, with the remainder in Corporate Other and Treasury. We announced certain organizational changes at the end of the first quarter of 2010 which would become effective in the second quarter of 2010, and these resulted in changes to our business segments. The Company’s new segment reporting structure is as follows: Retail Banking, Diversified Commercial Banking, Commercial Real Estate, Corporate and Investment Banking, Mortgage, Wealth and Investment Management, and Corporate Other and Treasury.

The following table for our reportable business segments compares net income/(loss) for the three and six months ended June 30, 2010 to the same period in 2009. Prior periods have been restated to conform to the current period’s presentation.

Net Income/(Loss)	Table 20

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009
Retail Banking	$44	($34)	$59	($228)
Diversified Commercial Banking	39	17	81	54
Commercial Real Estate	(88)	(23)	(128)	(332)
Corporate and Investment Banking	65	72	100	75
Mortgage	(228)	(113)	(543)	(391)
Wealth and Investment Management	43	39	79	57
Corporate Other and Treasury	126	(1)	232	160
Reconciling Items	11	(139)	(29)	(393)

The following table for our reportable business segments compares average loans and average deposits for the period ended June 30, 2010 to the same period in 2009:

Average Loans and Deposits	Table 21

	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2010	2009	2010	2009
Retail Banking	$32,647	$33,376	$75,353	$73,712
Diversified Commercial Banking	22,577	25,689	18,164	16,634
Commercial Real Estate	10,074	12,775	1,588	1,722
Corporate and Investment Banking	10,820	14,006	6,531	6,048
Mortgage	28,662	29,915	2,748	3,636
Wealth and Investment Management	8,098	8,359	11,377	11,142
Corporate Other and Treasury	200	10	797	723

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
	2010	2009	2010	2009
Retail Banking	$32,597	$33,661	$74,520	$72,192
Diversified Commercial Banking	22,731	25,212	18,729	15,866
Commercial Real Estate	10,389	13,024	1,665	1,673
Corporate and Investment Banking	10,921	14,389	6,206	6,203
Mortgage	28,774	29,982	2,596	3,283
Wealth and Investment Management	8,090	8,326	11,362	10,658
Corporate Other and Treasury	257	153	804	758

BUSINESS SEGMENT RESULTS

Retail Banking

Retail Banking’s net income for the six months ended June 30, 2010 was $59 million, an increase of $287 million compared to a net loss of $228 million in the same period 2009. Net income increased primarily due to higher net interest income, lower provision for credit losses, and the recognition of a non-cash goodwill impairment charge in the first quarter of 2009.

Net interest income was $1,261 million, an increase of $125 million, or 11%, from the same period in 2009 primarily due to higher average deposit balances and increased loan and deposit spreads. Average loan balances declined $1.1 billion, or 3%, with decreases in equity lines, residential mortgages, and commercial loans, partially offset by increases in student and indirect auto loans. Loan-related net interest income increased $29 million, or 7%, compared to the prior year as increased loan spreads offset the decline in average loan balances. Average customer deposit balances increased $2.3 billion, or 3%. Favorable mix trends continued as relatively low cost average deposit balances increased and were partially offset by declines in average CDs and IRAs balances that decreased a combined $4.6 billion, or 18%. Deposit-related net interest income increased $94 million, or 11%, primarily as a result of the increase in overall average deposit balances, the more favorable product mix, and higher money market account spreads.

Provision for credit losses was $531 million, a decrease of $82 million, or 13%, over the same period in 2009 driven by declines in equity line net charge-offs of $58 million and indirect installment loan net charge-offs of $26 million. This is the third sequential quarter of decreases in net charge-offs since a peak in the third quarter of 2009.

Total noninterest income was $578 million, an increase of $16 million, or 3%, from the same period in 2009. Card fees increased $30 million, or 20%, primarily due to the increase in accounts and transactions while service charges on deposits decreased $7 million, or 2%, driven by lower NSF and commercial deposit analysis fees.

Total noninterest expense was $1,214 million, down $140 million, or 10%, compared to the same period in 2009. The decline was primarily driven by a $173 million non-cash goodwill impairment charge that was recognized in the first quarter of 2009 and an $18 million decrease in staff expense driven by lower employee benefits cost. These decreases were partially offset by an $11 million increase in FDIC expense, a $6 million increase in advertising, and a $24 million increase in various shared corporate expenses primarily in technology and operational areas.

Diversified Commercial Banking

Diversified Commercial Banking’s net income for the six months ended June 30, 2010 was $81 million, an increase of $28 million, or 52%, compared to the same period in 2009. The increase was primarily due to higher net interest income.

Net interest income was $314 million, an increase of $44 million, or 16%, from the same period in 2009 primarily due to higher average deposit balances and increased loan spreads. Average loan balances declined $2.5 billion, or 10%, with decreases in most commercial and real estate loan-related categories, partially offset by an increase in tax-exempt loans. Loan-related net interest income increased $19 million, or 11%, as the decrease in average loan balances was more than offset by increased loan spreads. Average customer deposit balances increased $2.9 billion, or 18%, from the same period in 2009. Demand deposits, NOW accounts, and money market accounts increased a combined $3.5 billion, or 25%, while CD accounts decreased $628 million, or 32%. Deposit-related net interest income increased $23 million, or 19%, primarily due to the increase in average deposit balances.

Provision for credit losses was $64 million, essentially flat compared to the same period in 2009. A $9 million decrease in lease financing net charge-offs was offset by an $8 million increase on commercial loans secured by real estate charge-offs.

Total noninterest income was $107 million, a decrease of $11 million, or 9%, from the same period in 2009. The decrease was primarily due to a $5 million decline in operating lease revenue related to the re-evaluation of depreciation rates on aircraft-related operating leases, a $3 million decrease in service charges on deposits driven by lower commercial deposit analysis charges, and a $3 million decrease in deposit sweep fees.

Total noninterest expense was $227 million, down $14 million, or 6%, compared to the same period in 2009. The decline was driven by decreases in shared corporate expenses primarily in technology and credit-related areas.

Commercial Real Estate

Commercial Real Estate reported a net loss of $128 million for the six months ended June 30, 2010, compared to the net loss of $332 million for the same period in 2009. The decline in the net loss was primarily related to the non-cash goodwill impairment charge recorded in the first quarter of 2009, partially offset by higher credit-related noninterest expenses and provision for credit losses.

Net interest income was $84 million, a decrease of $2 million, or 3%, from the same period in 2009. Average loan balances declined $2.6 billion, or 20%, with decreases in construction, mini-perms, and commercial loans. Loan-related net interest income declined $10 million, or 12%, primarily due to the decrease in average loan balances partially offset by an increase in loan spreads. The decline in loan-related net interest income was partially offset by an $8 million increase in net interest income primarily related to the funding of other assets largely resulting from a decline in goodwill balances. Average customer deposits and deposit-related net interest income remained relatively flat compared to prior year as an increase in demand deposits offset declines in higher cost money market accounts and certificates of deposit.

Provision for credit losses was $188 million, a $72 million increase over the same period in 2009. The provision was predominantly driven by an increase in construction and investor owned commercial real estate financing net charge-offs, reflecting the deterioration in the residential real estate market.

Total noninterest income was $40 million, a decrease of $12 million, or 23%, from the same period in 2009. The decrease was primarily due to asset impairment associated with the affordable housing business. Letter of credit fees and capital markets income also posted modest declines due to a decrease in overall production.

Total noninterest expense was $206 million, a decrease of $239 million, or 54%, compared to the same period in 2009. The decline was due to a $299 million non-cash goodwill impairment charge recognized in the first quarter of 2009, partially offset by a $60 million increase in credit-related expenses, primarily collections and OREO expense.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the six months ended June 30, 2010 was $100 million, an increase of $25 million, or 33%, compared with the same period in 2009. The increase was primarily due to lower provision for credit losses and higher net interest income offset by lower capital markets revenue.

Net interest income was $175 million, an increase of $21 million, or 13%, from the prior year. The increase was primarily related to the consolidation of a previously off-balance sheet entity, Three Pillars, and an increase in loan spreads. Average loan balances declined $3.5 billion, or 24%. The decline was primarily due to lower revolver utilization by large corporate clients, partially offset by approximately $1.5 billion of incremental average loan balances as a result of the consolidation of Three Pillars. Although revolver utilization was down from the prior year, it has recently begun to stabilize. Loan-related net interest income increased $15 million, or 15%, as the decrease in revolver utilization was more than offset by the consolidation of Three Pillars and an increase in loan spreads. Total average customer deposit balances were flat compared the same period in 2009. Customer deposit-related net interest income increased $7 million, or 18%, due to the more favorable product mix and higher spreads.

Provision for credit losses was $36 million, a decrease of $84 million, or 70%, compared to the same period in 2009. A decrease in net charge-offs related to large corporate borrowers drove the decline.

Total noninterest income was $251 million, a decrease of $73 million, or 22%, over the same period in 2009. Capital markets revenue has remained strong, but has declined from the peak in the second quarter of 2009. The decline was primarily due to lower derivative and fixed income sales and trading revenues, lower equity offering fees, as well as charges related to the deterioration of collateral on previously securitized loans. Higher loan commitment fees, higher loan syndication fees, and lower reserves on private equity investments partially offset the declines mentioned above. In addition, $12 million of fee revenue was recorded in net interest income in 2010, and not in noninterest income, due to the consolidation of Three Pillars.

Total noninterest expense was $230 million, a decrease of $7 million, or 3%. The decline was primarily due to lower operating costs on loan and treasury management products, as well as lower operating losses and net occupancy expense, partially offset by higher legal expenses.

Mortgage

The Mortgage line of business reported a net loss of $543 million for the six months ended June 30, 2010 compared with a net loss of $391 million for the same period in 2009, equating to a $152 million decrease in earnings. The lower earnings were driven by higher credit-related costs, lower production and servicing income and lower net interest income, partially offset by a non-cash goodwill impairment recognized in the first quarter of 2009.

Net interest income was $203 million for the six months ended June 30, 2010, down $67 million, or 25%, primarily due to lower net interest income on loans held for sale and deposits. Loans held for sale declined $2.8 billion, or 55%, while the related net interest income decreased $58 million, or 55%. Deposit-related net interest income declined $14 million, or 20%, as average deposit balances decreased $0.7 billion, or 21%.

Provision for credit losses increased $221 million, or 47%, as compared to the same period in 2009. The increase is primarily related to $131 million in additional charge-offs recognized on severely delinquent residential mortgage NPLs primarily in Florida, as well as $51 million in additional charge-offs related to the $211 million loans reclassified to LHFS. Excluding these losses, the provision for credit losses increased 8%.

Noninterest income was down $491 million, or 80%, as mortgage production income declined $471 million primarily due to lower loan production and higher loan repurchase losses. Loan production volume was $12.6 billion, down 58% over the same period in 2009. Servicing income declined $41 million principally due to the 2009 recovery of impairment of $188 million and offsetting amortization of $130 million related to MSRs accounted for at the lower of cost or market. In 2010 all MSRs are recorded at fair value. At June 30, 2010, total loans serviced were $177.8 billion compared to $173.1 billion at June 30, 2009, an increase of 3%.

Total noninterest expense decreased $377 million, or 42%, primarily due to a $279 million non-cash goodwill impairment charge recognized in the first quarter of 2009. Mortgage insurance expense decreased $76 million as loss exposure limits have been reached. Employee compensation and OREO expense also decreased, but were partially offset by higher collections and shared corporate expenses.

Wealth and Investment Management

Wealth and Investment Management’s net income for the six months ended June 30, 2010 was $79 million, an increase of $22 million, or 38%, compared to the same period in 2009. The increase in net income was primarily due to an increase in net interest income and higher trust and trading income partially offset by an increase in staff expense.

Net interest income was $216 million, an increase of $29 million, or 15%, driven mostly by deposit-related net interest income. Average loan balances declined $0.2 billion, or 3%, while loan-related net interest income increased $6 million, or 10%, due to higher loan spreads. Average loan balances decreased in construction, commercial, residential mortgages, and consumer direct categories, partially offset by increases in commercial real estate and home equity lines. Average customer deposit balances increased $0.7 billion, or 7%, as demand deposits increased $0.2 billion, or 13%, money market accounts increased $1.2 billion, or 46%, while CDs decreased $0.7 billion, or 31%. Deposit-related net interest increased $19 million, or 14%, due to the combination of higher average balances, the more favorable product mix, and improved deposit spreads.

Provision for credit losses was $29 million, an increase of $7 million, or 31%, due to increased net charge-offs in both consumer and commercial loan products.

Total noninterest income was $382 million, an increase of $22 million, or 6%. Trust income increased $16 million, or 7%, primarily due to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower money market mutual fund revenue. Trading income also increased $15 million due to higher valuations on trading assets while insurance income increased $5 million, nearly doubling from the same period last year. These increases were partially offset by a $14 million, or 13%, decline in retail investment income primarily due to lower fixed annuity revenue. Specifically, fixed annuity revenue declined $25 million from 2009, but was partially offset by increased recurring brokerage revenue linked to the equity markets and increased transactional revenue from variable annuities and mutual fund sales.

As of June 30, 2010, assets under management were approximately $116.1 billion compared to $109.1 billion as of June 30, 2009. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $201.1 billion, which includes $116.1 billion in assets under management, $44.2 billion in non-managed trust assets, $32.4 billion in retail brokerage assets, and $8.4 billion in non-managed corporate trust assets.

Total noninterest expense was $441 million, an increase of $9 million, or 2%, driven by higher staff and structural expenses partially offset by lower volume-related expenses. The increased staff expense is primarily driven by incentive compensation associated with revenue growth.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the six months ended June 30, 2010 was $232 million, an increase of $73 million, or 46%, compared to the same period in 2009, primarily due to a decrease in noninterest expense.

Net interest income in the first six months of 2010 was $222 million, an increase of $28 million, or 14%, over the same period in 2009. The increase was primarily due to incremental income from hedges employed as part of an overall interest rate risk management strategy. Total average assets increased $8.0 billion, or 33%, primarily due to increases in the investment portfolio and an increase in other assets due to the prepayment of FDIC assessments. Total average deposits decreased $4.6 billion, or 67%, primarily due to a decrease in brokered deposits, as we reduced our reliance on wholesale funding sources in conjunction with consumer and commercial deposit growth.

Total noninterest income during the first six months of 2010 was $174 million, a decrease of $7 million, or 4%, over the same period in 2009. Noninterest income decreased $112 million due to a gain on Visa Class B shares recorded in the second quarter 2009. The decrease was mostly offset by a $56 million increase in securities gains mainly due to gains in the second quarter of 2010 versus losses in the second quarter of 2009, as well as a $55 million increase in trading gains primarily due to an increase in net valuation gains on our public debt and related hedges carried at fair value along with the impact of other balance sheet risk management strategies.

Total noninterest expense decreased $62 million compared to the same period in 2009. The decrease in expense was primarily due to the $78 million FDIC special assessment in 2009, a $7 million decrease in Visa litigation expense and lower severance expense. These decreases were partially offset by a $41 million increase in debt extinguishment expenses.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the Company amends two existing risk factors to reference additional information, and added a new risk factor as a result of the enactment of the Dodd-Frank Reform Act.

First, the Company amends its existing risk factor regarding credit ratings to reflect the recent announcement of Moody’s regarding the impact of the Dodd-Frank Reform Act. That risk factor, as amended, is as follows:

In 2009 and 2010, credit rating agencies downgraded the credit ratings of SunTrust Bank and SunTrust Banks, Inc. These downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations. Additionally, ratings agencies could further downgrade our credit rating as a result of the Dodd-Frank Reform Act.

Our credit ratings are an important factor in determining both the available volume and the cost of our wholesale funding. On March 5, 2009, Fitch lowered the credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A+/F-1 to A-/F-1. On April 23, 2009, Moody’s downgraded the senior credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A1/P-1 and Aa3/P-1, respectively, to Baa1/P-2 and A2/P-1, respectively. On April 28, 2009, S&P downgraded the credit ratings for SunTrust Banks, Inc. and SunTrust Bank from A/A-1 and A+/A-1, respectively to BBB+/A-2 and A-/A-2, respectively. On February 1, 2010, S&P downgraded SunTrust Banks, Inc’s. credit ratings to BBB/A-2 and SunTrust Bank’s credit ratings to BBB+/A-2. Our credit ratings remain on “Negative” outlook with Moody’s and Fitch, while S&P maintains a “Stable” outlook on our ratings. Additional downgrades are possible. Where our bank subsidiaries are providing forms of credit support such as letters of credit, standby lending arrangements or other forms of credit support, a decline in short-term credit ratings may prompt customers of our bank subsidiaries to seek replacement credit support from a higher rated institution. In April 2009, we experienced a downgrade which affected a part of our business which we discuss in the “Management’s Discussion and Analysis – Liquidity Risk” section in the 2009 Annual Report on Form 10-K. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution.

In addition, Moody’s announced on July 27, 2010 that as a result of the passage of the Dodd-Frank Reform Act, it would reconsider its systemic support assumption for some banks whose ratings were lifted through the recent financial crisis but may not be considered systemically supported outside of the crisis. Moody’s analysis has previously included an assumption that some banks will receive extraordinary support from regulators because they are deemed systemically important. As a result of the passage of the Dodd-Frank Reform Act, the ratings agencies may believe that it is less likely that the government would step in to support certain troubled firms because their failure would be less likely to trigger contagion and a systemic crisis. Therefore, Moody’s has placed the ratings of SunTrust Banks, Inc. and SunTrust Bank, along with those of nine other regional banks, on review for possible downgrade. Similarly, S&P announced on May 25, 2010 that a full review of the impact of the legislation on the banking system could last through the end of the year and potentially into 2011. If, in their view, there is any mismatch between the stand-alone credit profile and the level of support the government might provide in a crisis, S&P may place some financial institutions’ ratings on review for downgrade.

Second, the Company amends its existing factor regarding legislation and regulation to reflect the impact of the Dodd-Frank Reform Act. That risk factor, is as follows:

Recently enacted legislation, legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us.

On October 14, 2008, the U.S. Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “CPP”).

Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. In addition, the EESA contains, among other things, significant restrictions on the payment of executive compensation, and this may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% after 5 years. Additionally, we may not deduct interest paid on our preferred stock for income tax purposes.

Recent amendments to Federal Reserve Regulation E will begin to apply to us on July 1, 2010 and will limit the circumstances when we will be able to charge our clients overdraft fees.

The Dodd-Frank Reform Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on SunTrust’s business, results of operations and financial condition.

For example, the Dodd-Frank Reform Act sets forth the establishment of a consumer protection agency which would exercise authority under existing consumer laws, have broad rule writing powers to administer and carry out its purpose and objectives, and have primary enforcement action over its mandates. How this new consumer protection agency might use its powers is unclear; however, its proponents have advocated that it should standardize consumer financial products and limit un-standardized products to very limited circumstances, among other things. Such a limitation on the financial products we may offer may impact our ability to meet all of our clients’ needs and lead to clients seeking financial solutions and products through nonbanking channels outside the scope of this agency.

Other aspects of the Dodd-Frank Reform Act may have a significant impact on us. These include provisions which: (1) amend the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; (2) eliminate trust preferred securities as a permitted component of a bank holding company’s Tier 1 capital after a three-year phase-in period which begins January 1, 2013; (3) create a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; (4) provide for enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them; (5) restrict variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (6) direct the Federal Reserve to issue rules which are expected to limit debit card interchange fees. These provisions may limit the types of products we offer, the methods of offering them, and prices at which they are offered. They may also increase the cost of offering these products. These provisions likely will affect different financial institutions in different ways, and therefore may also affect the competitive landscape.

Finally, the Company adds a new risk factor regarding potential increases in deposit insurance assessments as a result of the Dodd-Frank Reform Act. That risk factor is as follows:

SunTrust Bank May be Subject to Higher Deposit Insurance Assessments.

Pursuant to the Dodd-Frank Reform Act, the FDIC must amend its regulations regarding the assessment for federal deposit insurance to base such assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Presently, we are assessed only on our deposits, and this change may result in a substantial increase in the base to which the insurance rate is applied. The Dodd-Frank Reform Act also eliminates Section 7(b)(2)(D) of the FDA, which provided that no insured depository institution may be barred from the lowest-risk category in the FDIC’s deposit insurance assessment system solely because of size. The FDIC has also proposed regulations that would change the way the deposit insurance assessment rate is applied to banks to a system that is risk-based. This makes a higher rate assessment possible. The cumulative effect of these provisions may be a significant increase in the deposit insurance assessment which may adversely affect our results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[4]
January 1-31	-	-	-	30,000,000	-	-	-	9,469,530
February 1-28	-	-	-	30,000,000	-	-	-	9,469,530
March 1-31	-	-	-	30,000,000	-	-	-	9,469,530

Total first quarter 2010	-	-	-		-	-	-

April 1-30	-	-	-	30,000,000	-	-	-	9,469,530
May 1-31	-	-	-	30,000,000	-	-	-	9,469,530
June 1-30	-	-	-	30,000,000	-	-	-	9,469,530

Total second quarter 2010	-	-	-		-	-	-

Total year-to-date 2010	-	-	-		-	-	-

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2Includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2010, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

3On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

4The Company may repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. The amount disclosed reflects the maximum number of Series A Preferred Shares which the Company may repurchase at par under this authority assuming it is used solely to repurchase Series A Preferred Stock, although only 6,900,426 shares of Series A Preferred Stock remain outstanding as of June 30, 2010.

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

10.1   SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of January 1, 2010, as approved by the shareholders on April 27, 2010, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed March 5, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August, 2010.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief
Accounting Officer)