Form 10-Q
period 2010-09-30
SUNTRUST BANKS INC
filed 2010-11-05
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes  ☐    No  ☒

At October 28, 2010, 499,959,163 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

AFS — Available for sale.

ARM — Adjustable rate mortgage.

ARS — Auction rate securities.

ASC — FASB Accounting Standard Codification.

ASU — Accounting Standards Update.

ATE — Additional termination event.

ATM — Automated teller machine.

Bank — SunTrust Bank.

BCBS — Basel Committee on Banking Supervision.

Board — The SunTrust Banks, Inc. Board of Directors.

CDO — Collateralized debt obligations.

CD — Certificate of deposit.

CDS — Credit default swaps.

CIB — Corporate and Investment Banking.

Class B shares — Visa Inc. Class B common stock.

CLO — Collateralized loan obligation.

CMBS — Commercial mortgage-backed securities.

Coke — The Coca-Cola Company.

Company — SunTrust Banks, Inc. and subsidiaries.

CP — Commercial paper.

CPP — Capital Purchase Program.

CRE — Commercial real estate.

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

i

FFIEC — Federal Financial Institutions Examination Council.

FHA — Federal Housing Administration.

FHFA — Federal Housing Finance Agency.

FHLB — Federal Home Loan Bank.

FICO — Fair Isaac Corporation.

FINRA — Financial Industry Regulatory Authority.

Fitch — Fitch Ratings, Ltd.

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

LCR — Liquidity Coverage Ratio.

LHFI — Loans held for investment.

LHFI-FV — Loans held for investment carried at fair value.

LHFS — Loans held for sale.

LIBOR — London InterBank Offered Rate.

LOCOM — Lower of cost or market.

LTI — Long-term incentive.

LTSC — Long-term standby commitment.

LTV — Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMMF — Money market mutual fund.

Moody’s — Moody’s Investors Service.

MSR — Mortgage servicing right.

MVE — Market value of equity.

NOW — Negotiable order of withdrawal account.

NPL — Nonperforming loan.

NSF — Non-sufficient funds.

NSFR — Net Stable Funding Ratio.

OCI — Other comprehensive income.

ii

OREO — Other real estate owned.

OTC — Over-the-counter.

OTTI — Other-than-temporary impairment.

Parent Company — SunTrust Banks, Inc.

PWM — Private Wealth Management.

QSPE — Qualifying special purpose entity.

RidgeWorth — RidgeWorth Capital Management, Inc.

RMBS — Residential mortgage-backed securities.

S&P — Standard & Poor’s.

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

Three Pillars — Three Pillars Funding, LLC.

TRS — Total return swaps.

Twin Rivers — Twin Rivers Insurance Company.

U.S. — United States.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTB — Unrecognized tax benefit.

VA — Veterans’ Administration.

VAR — Value at risk.

VI — Variable interest.

VIE — Variable interest entity.

Visa — The Visa, U.S.A. Inc. card association or its affiliates, collectively.

VRDO — Variable rate demand obligation.

W&IM — Wealth and Investment Management.

iii

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars and shares in thousands, except per share data) (Unaudited)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$1,328,917	$1,370,318	$3,963,380	$4,180,248
Interest and fees on loans held for sale	35,451	57,286	101,774	191,524
Interest and dividends on securities available for sale
Taxable interest	188,866	177,712	532,231	527,573
Tax-exempt interest	7,092	9,660	24,526	30,377
Dividends[1]	19,178	18,620	57,107	54,848
Interest on funds sold and securities purchased under agreements to resell	205	395	730	1,890
Interest on deposits in other banks	6	33	35	209
Trading account interest	23,284	23,498	67,295	93,462

Total interest income	1,602,999	1,657,522	4,747,078	5,080,131

Interest Expense
Interest on deposits	213,984	334,992	672,228	1,157,768
Interest on funds purchased and securities sold under agreements to repurchase	1,622	1,460	4,234	6,634
Interest on trading liabilities	8,345	4,658	22,621	15,735
Interest on other short-term borrowings	3,254	2,970	9,469	11,718
Interest on long-term debt	138,264	175,984	451,429	599,063

Total interest expense	365,469	520,064	1,159,981	1,790,918

Net interest income	1,237,530	1,137,458	3,587,097	3,289,213
Provision for credit losses	614,931	1,133,929	2,138,604	3,090,208

Net interest income after provision for credit losses	622,599	3,529	1,448,493	199,005

Noninterest Income
Service charges on deposit accounts	183,915	219,071	587,582	635,689
Card fees	95,867	82,370	277,107	238,535
Other charges and fees	136,881	133,433	399,360	385,553
Trust and investment management income	124,063	118,874	373,372	351,891
Retail investment services	52,104	51,361	147,470	163,474
Mortgage production related income	133,293	28,143	85,902	444,001
Mortgage servicing related income	131,869	60,193	289,917	283,203
Investment banking income	96,216	75,343	210,007	211,915
Trading account profits/(losses) and commissions	(21,568)	(86,866)	79,902	(9,593)
Gain from ownership in Visa	-	-	-	112,102
Other noninterest income	44,964	46,437	118,630	126,024
Net securities gains/(losses)[2]	69,341	46,692	127,855	25,170

Total noninterest income	1,046,945	775,051	2,697,104	2,967,964

Noninterest Expense
Employee compensation	596,881	541,347	1,728,799	1,683,597
Employee benefits	112,020	124,690	354,378	422,201
Outside processing and software	156,992	146,850	463,459	430,570
Net occupancy expense	91,606	90,445	272,674	265,082
Regulatory assessments	67,224	45,473	196,588	241,621
Credit and collection services	68,960	69,128	208,300	183,315
Other real estate expense	77,359	88,317	209,831	181,725
Equipment expense	44,859	41,616	127,738	128,948
Marketing and customer development	43,233	38,157	121,318	103,146
Operating losses	27,339	18,425	57,242	73,616
Amortization/impairment of goodwill/intangible assets	13,110	13,741	39,469	794,712
Mortgage reinsurance	6,795	10,000	24,975	104,620
Net loss on debt extinguishment	12,387	2,276	66,503	15,836
Other noninterest expense	180,190	198,382	490,973	479,853

Total noninterest expense	1,498,955	1,428,847	4,362,247	5,108,842

Income/(loss) before benefit for income taxes	170,589	(650,267)	(216,650)	(1,941,873)
Provision/(benefit) for income taxes	13,764	(336,056)	(230,162)	(635,790)

Net income/(loss) including income attributable to noncontrolling interest	156,825	(314,211)	13,512	(1,306,083)
Net income attributable to noncontrolling interest	3,771	2,730	8,888	9,485

Net income/(loss)	$153,054	($316,941)	$4,624	($1,315,568)

Net income/(loss) available to common shareholders	$83,771	($377,144)	($201,522)	($1,416,953)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss) (continued)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars and shares in thousands, except per share data) (Unaudited)	2010	2009	2010	2009

Net income/(loss) per average common share
Diluted	$0.17	($0.76)	($0.41)	($3.41)
Basic	0.17	(0.76)	(0.41)	(3.41)

Dividends declared per common share	0.01	0.01	0.03	0.21

Average common shares - diluted[3]	498,802	494,169	495,243	415,444
Average common shares - basic	495,501	494,169	495,243	415,444

[1] Includes dividends on common stock of The Coca-Cola Company	$13,200	$12,300	$39,600	$36,900

2 Net securities gains/(losses) for the three and nine months ended September 30, 2010 include OTTI losses of $0 million and $2 million, respectively. During the three and nine months ended September 30, 2010, there were no non-credit related unrealized OTTI losses recorded in OCI. Net securities gains/(losses) for the three and nine months ended September 30, 2009 include OTTI losses of $10 million and $16 million, respectively, consisting of $90 million and $96 million, respectively, of total unrealized losses, net of $80 million and $80 million, respectively, of non-credit related unrealized OTTI losses recorded in OCI.

3 For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2010	December 31 2009
Assets
Cash and due from banks	$3,168,647	$6,456,406
Interest-bearing deposits in other banks	24,449	24,109
Funds sold and securities purchased under agreements to resell	962,104	516,656

Cash and cash equivalents	4,155,200	6,997,171
Trading assets	6,649,916	4,979,938
Securities available for sale	30,309,826	28,477,042
Loans held for sale[1] (loans at fair value: $2,690,015 as of September 30, 2010; $2,923,375 as of December 31, 2009)	3,114,174	4,669,823
Loans[2] (loans at fair value: $471,834 as of September 30, 2010; $448,720 as of December 31, 2009)	115,054,548	113,674,844
Allowance for loan and lease losses	(3,086,000)	(3,120,000)

Net loans	111,968,548	110,554,844
Premises and equipment	1,567,629	1,551,794
Goodwill	6,323,028	6,319,078
Other intangible assets (MSRs at fair value: $1,071,904 as of September 30, 2010; $935,561 as of December 31, 2009)	1,204,352	1,711,299
Customers’ acceptance liability	6,173	6,264
Other real estate owned	645,359	619,621
Other assets	8,758,485	8,277,861

Total assets	$174,702,690	$174,164,735

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$26,707,192	$24,244,041
Interest-bearing consumer and commercial deposits	90,787,072	92,059,411

Total consumer and commercial deposits	117,494,264	116,303,452
Brokered deposits (CDs at fair value: $1,263,801 as of September 30, 2010; $1,260,505 as of December 31, 2009)	2,409,055	4,231,530
Foreign deposits	440,859	1,328,584

Total deposits	120,344,178	121,863,566
Funds purchased	1,076,227	1,432,581
Securities sold under agreements to repurchase	2,429,346	1,870,510
Other short-term borrowings	4,894,410	2,062,277
Long-term debt[3] (debt at fair value: $2,905,706 as of September 30, 2010; $3,585,892 as of December 31, 2009)	15,207,837	17,489,516
Acceptances outstanding	6,173	6,264
Trading liabilities	2,701,742	2,188,923
Other liabilities	4,605,203	4,720,243

Total liabilities	151,265,116	151,633,880

Preferred stock	4,935,507	4,917,312
Common stock, $1.00 par value	514,667	514,667
Additional paid in capital	8,442,751	8,521,042
Retained earnings	8,431,253	8,562,807
Treasury stock, at cost, and other	(951,529)	(1,055,136)
Accumulated other comprehensive income, net of tax	2,064,925	1,070,163

Total shareholders’ equity	23,437,574	22,530,855

Total liabilities and shareholders’ equity	$174,702,690	$174,164,735

Common shares outstanding	499,954,653	499,156,858
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,225	50,225
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	14,711,942	15,509,737

[1] Includes loans held for sale of consolidated VIEs	$316,563	-

[2] Includes loans of consolidated VIEs	2,617,637	-

[3] Includes debt of consolidated VIEs	773,459	-

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(1,315,568)	-	-	(1,315,568)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	321,991	321,991
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(296,469)	(296,469)
Change related to employee benefit plans	-	-	-	-	-	-	153,219	153,219

Total comprehensive loss								(1,136,827)
Change in noncontrolling interest	-	-	-	-	-	(1,648)	-	(1,648)
Common stock dividends, $0.21 per share	-	-	-	-	(77,632)	-	-	(77,632)
Series A preferred stock dividends, $3,044 per share	-	-	-	-	(12,398)	-	-	(12,398)
U.S. Treasury preferred stock dividends, $3,754 per share	-	-	-	-	(182,062)	-	-	(182,062)
Accretion of discount associated with U.S. Treasury preferred stock	17,202	-	-	-	(17,202)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	141,868	141,868	1,687,867	-	-	-	1,829,735
Extinguishment of forward stock purchase contract	-	-	-	173,653	-	-	-	173,653
Repurchase of preferred stock	(327,489)	-	-	5,047	94,318	-	-	(228,124)
Exercise of stock options and stock compensation expense	-	-	-	6,045	-	-	-	6,045
Restricted stock activity	-	1,900	-	(204,984)	-	174,854	-	(30,130)
Amortization of restricted stock compensation	-	-	-	-	-	51,330	-	51,330
Issuance of stock for employee benefit plans and other	-	864	-	(51,739)	(5)	67,281	-	15,537
Adoption of OTTI guidance	-	-	-	-	7,715	-	(7,715)	-

Balance, September 30, 2009	$4,911,416	499,147	$514,667	$8,520,533	$8,886,150	($1,076,633)	$1,152,151	$22,908,284

Balance, January 1, 2010	$4,917,312	499,157	$514,667	$8,521,042	$8,562,807	($1,055,136)	$1,070,163	$22,530,855
Net income	-	-	-	-	4,624	-	-	4,624
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	471,863	471,863
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	437,932	437,932
Change related to employee benefit plans	-	-	-	-	-	-	84,967	84,967

Total comprehensive income								999,386
Change in noncontrolling interest	-	-	-	-	-	(1,943)	-	(1,943)
Common stock dividends, $0.03 per share	-	-	-	-	(14,983)	-	-	(14,983)
Series A preferred stock dividends, $3,044 per share	-	-	-	-	(5,252)	-	-	(5,252)
U.S. Treasury preferred stock dividends, $3,750 per share	-	-	-	-	(181,875)	-	-	(181,875)
Accretion of discount associated with U.S. Treasury preferred stock	18,195	-	-	-	(18,195)	-	-	-
Stock compensation expense	-	-	-	17,527	-	-	-	17,527
Restricted stock activity	-	381	-	(72,882)	-	42,969	-	(29,913)
Amortization of restricted stock compensation	-	-	-	-	-	31,410	-	31,410
Issuance of stock for employee benefit plans and other	-	417	-	(22,936)	1,976	31,171	-	10,211
Fair value election of MSRs	-	-	-	-	88,995	-	-	88,995
Adoption of VIE consolidation guidance	-	-	-	-	(6,844)	-	-	(6,844)

Balance, September 30, 2010	$4,935,507	499,955	$514,667	$8,442,751	$8,431,253	($951,529)	$2,064,925	$23,437,574

1	Balance at September 30, 2010 includes ($1,014,029) for treasury stock, ($43,753) for compensation element of restricted stock, and $106,253 for noncontrolling interest.

Balance at September 30, 2009 includes ($1,110,960) for treasury stock, ($76,721) for compensation element of restricted stock, and $111,048 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2010	2009
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	$13,512	($1,306,083)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain from ownership in Visa	-	(112,102)
Depreciation, amortization and accretion	600,060	722,118
Goodwill impairment	-	751,156
MSRs impairment recovery	-	(188,699)
Origination of MSRs	(197,892)	(585,516)
Provisions for credit losses and foreclosed property	2,276,707	3,244,418
Amortization of restricted stock compensation	31,410	51,330
Stock option compensation	17,527	6,045
Excess tax benefits from stock-based compensation	49	(369)
Net loss on extinguishment of debt	66,503	15,836
Net securities gains	(127,855)	(25,170)
Net (gain)/loss on sale of assets	2,005	(40,157)
Net decrease/(increase) in loans held for sale	853,944	(809,791)
Contributions to retirement plans	(6,333)	(20,476)
Net (increase)/decrease in other assets	(184,554)	968,206
Net increase/(decrease) in other liabilities	501,301	(955,414)

Net cash provided by operating activities	3,846,384	1,715,332

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	4,040,012	2,674,985
Proceeds from sales of securities available for sale	14,101,854	10,210,583
Purchases of securities available for sale	(19,779,447)	(20,167,736)
Proceeds from maturities, calls and paydowns of trading securities	87,701	80,496
Proceeds from sales of trading securities	92,634	2,113,466
Purchases of trading securities	-	(85,965)
Net (increase)/decrease in loans, including purchases of loans	(2,661,494)	7,076,102
Proceeds from sales of loans	696,437	524,589
Capital expenditures	(154,547)	(160,674)
Proceeds from sale/redemption of Visa shares	-	112,102
Contingent consideration and other payments related to acquisitions	(4,233)	(17,145)
Proceeds from the sale of other assets	567,569	412,425

Net cash (used in)/provided by investing activities	(3,013,514)	2,773,228

Cash Flows from Financing Activities:
Net (decrease)/increase in total deposits	(1,517,577)	5,553,603
Assumption of deposits, net	-	445,482
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,011,312	(4,563,095)
Proceeds from the issuance of long-term debt	500,000	574,560
Repayment of long-term debt	(3,466,417)	(9,319,440)
Excess tax benefits from stock-based compensation	(49)	369
Proceeds from the issuance of common stock	-	1,829,735
Repurchase of preferred stock	-	(228,124)
Common and preferred dividends paid	(202,110)	(261,315)

Net cash used in financing activities	(3,674,841)	(5,968,225)

Net decrease in cash and cash equivalents	(2,841,971)	(1,479,665)
Cash and cash equivalents at beginning of period	6,997,171	6,637,402

Cash and cash equivalents at end of period	$4,155,200	$5,157,737

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$111,444	$301,308
Loans transferred from loans to loans held for sale	295,706	-
Loans transferred from loans and loans held for sale to other real estate owned	870,484	602,651
Extinguishment of forward stock purchase contract	-	173,653
Gain on repurchase of Series A preferred stock	-	94,318
Total assets of newly consolidated VIEs	2,540,699	-

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered LHFI. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, real estate loans and lines, credit card receivables, direct financing leases, leveraged leases, and nonaccrual and restructured loans. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company typically classifies commercial and commercial real estate loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

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

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Loans and Lease Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market based at the time of modification. Generally, once a single 1-4 family residential related loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR until it is ultimately paid in full.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination

Notes to Consolidated Financial Statements (Unaudited) - Continued

fees and costs are recognized in noninterest income and expense at the time of origination, for newly-originated loans that are accounted for at fair value.

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

The Company uses numerous sources of information in order to make an appropriate evaluation of a property’s value. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property-specific information, and relevant market information, supplemented by the Company’s internal property valuation professionals. The value estimate is based on an orderly disposition and marketing period of the property. In limited instances, the Company adjusts externally provided appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.

For CRE loans secured by property, an acceptable appraisal or other form of evaluation is obtained prior to the origination of the loan. Updated evaluations of the collateral’s value are obtained at least annually, or earlier if the credit quality of the loan deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated fair value of the loan. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to fair value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, typically at 180 days past due, the Company obtains a new valuation and, if required, writes the loan down to the new valuation, less estimated selling costs. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable metropolitan statistical area or other market information.

Notes to Consolidated Financial Statements (Unaudited) - Continued

In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and through the third quarter of 2009, the provision associated with changes in the unfunded lending commitment reserve is reported in the Consolidated Statements of Income/(Loss) in noninterest expense. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation.” These updates were effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The guidance requires an entity to reassess whether it is the primary beneficiary at least quarterly.

The Company analyzed the impacts of these amendments on all QSPEs and VIE structures with which it is involved. Based on this analysis, the Company consolidated its multi-seller conduit, Three Pillars, and a CLO entity. The Company consolidated these entities because certain subsidiaries of the Company have significant decision-making rights and own VIs that could potentially be significant to these VIEs. The primary balance sheet impacts from consolidating Three Pillars and the CLO on January 1, 2010, were increases in loans and leases, the related ALLL, LHFS, long-term debt, and other short-term borrowings. The consolidations of Three Pillars and the CLO had no impact on the Company’s earnings or cash flows that result from its involvement with these VIEs, but the Company’s Consolidated Statements of Income/(Loss) reflect a reduction in noninterest income and increases in net interest income and noninterest expense due to the consolidations. For additional information on the Company’s VIE structures, refer to Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The combined impact of consolidating Three Pillars and the CLO on January 1, 2010 was incremental total assets and total liabilities of $2.0 billion, respectively, and an immaterial impact on shareholders’ equity. No additional funding requirements with respect to these entities are expected to significantly impact the liquidity position of the Company. Upon adoption, the Company consolidated the assets and liabilities of Three Pillars at their unpaid principal amounts and subsequently accounted for these assets and liabilities on an accrual basis. The Company consolidated the assets and liabilities of the CLO based on their estimated fair values upon adoption and made an irrevocable election to carry all of the financial assets and financial liabilities of the CLO at fair value. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating Three Pillars and the CLO was not significant.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. The disclosure requirements as of the end of a reporting period will be effective as of December 31, 2010. Disclosures about activity that occurs during a reporting period will be effective in the interim reporting period ending March 31, 2011. The Company will include the required disclosures in its Annual Report.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2 – Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at September 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	September 30 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$357,220	$498,781
Federal agency securities	443,784	474,188
U.S. states and political subdivisions	93,051	58,520
RMBS - agency	272,955	94,164
RMBS - private	3,110	6,463
CDO securities	122,715	174,942
ABS	41,627	50,775
Corporate and other debt securities	479,773	465,637
Commercial paper	39,316	639
Equity securities	216,994	256,096
Derivative contracts	3,531,498	2,610,288
Trading loans	1,047,873	289,445

Total trading assets	$6,649,916	$4,979,938

Trading Liabilities
U.S. Treasury securities	$444,918	$189,461
Federal agency securities	4,670	3,432
Corporate and other debt securities	361,871	144,142
Equity securities	150	7,841
Derivative contracts	1,890,133	1,844,047

Total trading liabilities	$2,701,742	$2,188,923

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3 – Securities Available For Sale

Securities AFS at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$6,107,012	$272,727	$-	$6,379,739
Federal agency securities	1,831,891	51,686	-	1,883,577
U.S. states and political subdivisions	657,740	28,408	6,212	679,936
RMBS - agency	16,514,006	494,019	589	17,007,436
RMBS - private	405,090	2,825	43,443	364,472
ABS	883,259	16,722	7,488	892,493
Corporate and other debt securities	464,868	24,450	1,074	488,244
Coke common stock	69	1,755,531	-	1,755,600
Other equity securities[1]	857,370	959	-	858,329

Total securities AFS	$27,721,305	$2,647,327	$58,806	$30,309,826

		December 31, 2009
(Dollars in thousands )	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206,383	$719	$30,576	$5,176,526
Federal agency securities	2,733,534	12,704	8,653	2,737,585
U.S. states and political subdivisions	927,887	27,799	10,629	945,057
RMBS - agency	15,704,594	273,207	61,724	15,916,077
RMBS - private	471,583	1,707	95,207	378,083
ABS	309,611	10,559	5,423	314,747
Corporate and other debt securities	505,185	9,989	3,373	511,801
Coke common stock	69	1,709,931	-	1,710,000
Other equity securities[1]	786,248	918	-	787,166

Total securities AFS	$26,645,094	$2,047,533	$215,585	$28,477,042

1At September 30, 2010, other equity securities included $319 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $177 million in mutual fund investments (fair value). At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $360 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (fair value).

See Note 14, “Contingencies,” to the Consolidated Financial Statements for information concerning ARS classified as securities AFS.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $5.5 billion as of September 30, 2010. Further, under The Agreements, the Company has pledged its shares of Coke common stock, as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The Company has also pledged $983 million of certain trading assets and cash equivalents to secure $956 million of repurchase agreements as of September 30, 2010. Additionally, as of September 30, 2010, the Company had pledged $48.7 billion of net eligible loan collateral to support $29.6 billion in available borrowing capacity at either the Federal Reserve discount window or the FHLB of Atlanta. Of the available borrowing capacity, $8.4 billion was outstanding as of September 30, 2010.

The amortized cost and fair value of investments in debt securities at September 30, 2010 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$11,208	$4,039,306	$2,056,498	$-	$6,107,012
Federal agency securities	64,078	1,487,533	263,020	17,260	1,831,891
U.S. states and political subdivisions	160,923	336,374	72,352	88,091	657,740
RMBS - agency	369,895	12,201,108	3,665,346	277,657	16,514,006
RMBS - private	24,391	282,100	80,337	18,262	405,090
ABS	373,811	504,153	5,295	-	883,259
Corporate and other debt securities	8,683	307,825	122,885	25,475	464,868

Total debt securities	$1,012,989	$19,158,399	$6,265,733	$426,745	$26,863,866

Fair Value
U.S. Treasury securities	$11,298	$4,238,535	$2,129,906	$-	$6,379,739
Federal agency securities	65,349	1,519,944	280,075	18,209	1,883,577
U.S. states and political subdivisions	164,758	355,850	77,156	82,172	679,936
RMBS - agency	382,423	12,563,062	3,772,731	289,220	17,007,436
RMBS - private	21,755	250,883	75,330	16,504	364,472
ABS	379,409	509,109	3,975	-	892,493
Corporate and other debt securities	8,793	315,512	138,952	24,987	488,244

Total debt securities	$1,033,785	$19,752,895	$6,478,125	$431,092	$27,695,897

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Gross realized gains	$69,360	$71,395	$146,796	$87,559
Gross realized losses	(19)	(15,048)	(17,081)	(46,273)
OTTI	-	(9,655)	(1,860)	(16,116)

Net securities gains	$69,341	$46,692	$127,855	$25,170

Securities in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	September 30, 2010
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Federal agency securities	-	-	-	-	-	-
U.S. states and political subdivisions	1,829	5	81,514	6,207	83,343	6,212
RMBS - agency	405,039	589	-	-	405,039	589
RMBS - private	18,692	113	18,132	3,344	36,824	3,457
ABS	-	-	18,172	6,057	18,172	6,057
Corporate and other debt securities	-	-	2,630	1,074	2,630	1,074

Total temporarily impaired securities	425,560	707	120,448	16,682	546,008	17,389

Other-than-temporarily impaired securities[1]
RMBS - private	18	7	300,112	39,979	300,130	39,986
ABS	2,078	1,431	-	-	2,078	1,431

Total other-than-temporarily impaired securities	2,096	1,438	300,112	39,979	302,208	41,417

Total impaired securities	$427,656	$2,145	$420,560	$56,661	$848,216	$58,806

Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$5,083,249	$30,571	$263	$5	$5,083,512	$30,576
Federal agency securities	1,341,330	8,653	-	-	1,341,330	8,653
U.S. states and political subdivisions	125,524	5,711	64,516	4,918	190,040	10,629
RMBS - agency	5,418,226	61,724	-	-	5,418,226	61,724
RMBS - private	14,022	3,174	7,169	385	21,191	3,559
ABS	10,885	1,205	16,334	4,218	27,219	5,423
Corporate and other debt securities	19,819	2	30,416	3,371	50,235	3,373

Total temporarily impaired securities	12,013,055	111,040	118,698	12,897	12,131,753	123,937

Other-than-temporarily impaired securities[1]
RMBS - private	646	906	304,493	90,742	305,139	91,648

Total impaired securities	$12,013,701	$111,946	$423,191	$103,639	$12,436,892	$215,585

1 Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods, regardless of whether there is current OTTI loss remaining in OCI.

On September 30, 2010, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities nor is it more likely than not that the Company will be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Market changes in interest rates and credit spreads will result in unrealized losses as the market price of securities fluctuates. The economic environment and illiquidity in the financial markets since 2008 have increased market yields on securities resulting in unrealized losses on certain securities within the Company’s portfolio.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in OCI. The unrealized OTTI loss relating to private RMBS as of September 30, 2010 includes purchased and retained interests from securitizations that have been other-than-temporarily impaired in prior periods. The unrealized OTTI loss relating to ABS is related to two securities within the portfolio that are home equity issuances and have also been other-than-temporarily impaired in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment. In addition, the expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

The Company recorded OTTI losses on securities AFS as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total OTTI losses[1,3]	$-	$89,702	$1,860	$96,163
Portion of losses recognized in OCI (before taxes)[2]	-	80,047	-	80,047

Net impairment losses recognized in earnings	$-	$9,655	$1,860	$16,116

1 There were no OTTI losses recorded for the three months ended September 30, 2010. OTTI losses for the nine months ended September 30, 2010 all related to private RMBS. OTTI losses of $90 million for the three months ended September 30, 2009 were all related to private RMBS. OTTI losses of $96 million for the nine months ended September 30, 2009 were comprised of $96 million related to private RMBS and an immaterial amount related to other securities.

2 OTTI losses recognized in OCI of $80 million for the three and nine months ended September 30, 2009 all related to private RMBS.

3 For initial OTTI, amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the nine months ended September 30, 2010 and the six months ended September 30, 2009 related to securities for which some portion of the impairment was recorded in OCI.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands)
Balance as of January 1, 2010	$21,602
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(771)

Balance as of September 30, 2010[1]	$20,831

Balance as of April 1, 2009, effective date	$7,646
Additions:
OTTI credit losses on securities not previously impaired	12,638
OTTI credit losses on previously impaired securities	1,822

Balance as of September 30, 2009	$22,106

1 During the nine months ended September 30, 2010, the Company recognized $1.9 million of OTTI through earnings on debt securities in which no portion of the OTTI loss remained in OCI at any time during the period. OTTI related to these securities are excluded from these amounts.

While all AFS securities are reviewed quarterly for OTTI, based on the analysis of underlying cash flows, there was no credit impairment recorded on securities during the three months ended September 30, 2010. The securities that gave rise to the OTTI recognized during the nine months ended September 30, 2010 consisted of private RMBS with a fair market value of $1 million at September 30, 2010. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security and also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

Note 4 – Allowance for Credit Losses

Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$3,215,901	$2,924,600	$3,234,900	$2,378,507
Allowance recorded upon VIE consolidation	300	-	976	-
Provision for loan losses	619,831	1,133,929	2,198,504	3,090,208
Provision for unfunded commitments[1]	(4,900)	29,100	(59,900)	30,189
Loan charge-offs	(725,325)	(1,045,894)	(2,355,395)	(2,528,368)
Loan recoveries	35,194	39,965	121,916	111,164

Balance at end of period	$3,141,001	$3,081,700	$3,141,001	$3,081,700

Components:
ALLL	$3,086,000	$3,024,000
Unfunded commitments reserve[2]	55,001	57,700

Allowance for credit losses	$3,141,001	$3,081,700

1 Beginning in the fourth quarter of 2009, the Company recorded the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

2 The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5 – Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2009 and the first quarter of 2010, the Company’s reporting units were comprised of Retail, Commercial, CRE, Household Lending, CIB, W&IM, and Affordable Housing. Effective in the second quarter of 2010, the Company reorganized its management and segment reporting structure. See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for further discussion of the Company’s reorganization and change to segments. The change in segments impacted certain reporting units as follows:

—	The Retail reporting unit was renamed Branch Banking; however, the composition of the reporting unit did not change. Branch Banking is a component of the Retail Banking reportable segment.

—

Portions of the CIB reporting unit were transferred to the Commercial reporting unit, resulting in the allocation of approximately $43 million in goodwill from CIB to Commercial. As a result of the transfer, the Commercial reporting unit was renamed Diversified Commercial Banking.

As of September 30, 2010, the Company’s reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, CIB, and W&IM. The Company completed its 2010 annual impairment review of goodwill as of September 30, 2010. The estimated fair value of each reporting unit as of September 30, 2010 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units at that time. The estimated fair value of the Retail, Commercial, and W&IM reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, CIB, CRE (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the CIB reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit. However, the implied fair value of goodwill applicable to the Household Lending, CRE, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. $677 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of the deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses during the first quarter of 2009. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and NPLs. The decline in fair value of these reporting units was significantly influenced by the economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter of 2009.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30 are as follows:

(Dollars in thousands)	Retail and Commercial	Wholesale	CIB	Household Lending	Mortgage	W&IM	Total
Balance, January 1, 2009	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$7,043,503
Intersegment transfers	125,580	(522,548)	223,307	451,915	(278,254)	-	-
Goodwill impairment	(299,241)	-	-	(451,915)	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	12,722	12,722
Purchase of the assets of Epic Advisors, Inc.	-	-	-	-	-	5,012	5,012
Purchase price adjustments	474	-	-	-	-	3,827	4,301

Balance, September 30, 2009	$5,738,803	$-	$223,307	$-	$-	$352,272	$6,314,382

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands)	Retail and Commercial	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Total
Balance, January 1, 2010	$ 5,738,803	$-	$-	$ 223,307	$ 356,968	$ 6,319,078
Intersegment transfers	(5,738,803)	4,854,582	927,520	(43,299)	-	-
Inlign contingent consideration	-	-	-	-	3,465	3,465
Purchase price adjustments	-	-	-	-	485	485

Balance, September 30, 2010	$-	$4,854,582	$927,520	$180,008	$360,918	$6,323,028

Changes in the carrying amounts of other intangible assets for nine months ended September 30 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	MSRs Amortized Cost	MSRs Fair Value	Other	Total
Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(32,361)	(171,895)	-	(11,323)	(215,579)
MSRs originated	-	-	585,516	-	585,516
MSRs impairment recovery	-	188,699	-	-	188,699
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	70,148	-	70,148
Other changes in fair value [2]	-	-	(60,226)	-	(60,226)
Other	-	-	-	151	151

Balance, September 30, 2009	$112,950	$639,474	$783,242	$68,470	$1,604,136

(Dollars in thousands)	Core Deposit Intangibles	MSRs Amortized Cost	MSRs Fair Value	Other	Total
Balance, January 1, 2010	$104,240	$603,821	$935,561	$67,677	$1,711,299
Designated at fair value (transfers from amortized cost)	-	(603,821)	603,821	-	-
Amortization	(29,246)	-	-	(10,223)	(39,469)
MSRs originated	-	-	197,892	-	197,892
Changes in fair value
Due to fair value election	-	-	144,634	-	144,634
Due to changes in inputs or assumptions [1]	-	-	(642,808)	-	(642,808)
Other changes in fair value [2]	-	-	(167,196)	-	(167,196)

Balance, September 30, 2010	$74,994	$-	$1,071,904	$57,454	$1,204,352

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

Note 6 - Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $220 million and $104 million for the three months ended September 30, 2010 and 2009, respectively, and $443 million and $532 million for the nine months ended September 30, 2010 and 2009, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income/(Loss). These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of September 30, 2010 and December 31, 2009, the fair value of securities received totaled $210 million and $217 million, respectively. At September 30, 2010, securities with a fair value of $191 million were valued using a third party pricing service. The remaining $19 million in securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at September 30, 2010 from the assumptions used to value the interests at December 31, 2009. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The Company evaluated these securitization transactions for consolidation under the newly adopted VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not retain power over the securitization as a result of these rights held by the master servicer; therefore, an analysis of the economics of the securitization is not necessary. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of January 1, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization transactions. No events occurred during the nine months ended September 30, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of September 30, 2010 and December 31, 2009 of the unconsolidated trusts in which the Company has a VI are $704 million and $780 million, respectively.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Separately, the Company has accrued $76 million and $36 million as of September 30, 2010 and December 31, 2009 for contingent losses related to certain of its representations and warranties made in connection with other previous transfers of nonconforming loans. The Company did not repurchase any of these previously transferred loans during the nine months ended September 30, 2010 or 2009.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. During the nine months ended September 30, 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of $17 million. This write-off was the result of the deterioration in the performance of the loan pool to such an extent that the Company expected that it would no longer receive cash flows on the interest until the senior participation interest had been repaid in full. At December 31, 2009, the carrying value of the Company’s investment in the residual was zero; however, during the first nine months of 2010, the Company observed an improvement in the credit quality of the underlying loans as well as a continued build up of over collateralization in the transaction as all cash flows have been directed to repay the senior participation interest. As a result, during the three months ended September 30, 2010, the Company marked up the value of the residual interest to its estimated market value of $9 million at September 30, 2010. The key assumptions and inputs used by the Company in valuing this retained interest at September 30, 2010, include the expected credit losses of 2%, prepayment speed of 10% and annual discount rate of 30%. An analysis of the impact on the fair value of two adverse changes from the key assumptions was performed; the resulting amounts were insignificant for the expected credit loss and prepayment speed assumptions. For a 10% and 20% increase in the annual discount rate, the analysis resulted in fair value declines of $1 million and $2 million, respectively.

In conjunction with the transfer of the loans, the Company provided commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $322 million at December 31, 2009. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $16 million on the facilities during the year ended December 31, 2009. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that is recorded on the Company’s Consolidated Balance Sheets. Upon funding the loan, the related contingent loss reserve was reclassified and prospectively evaluated as part of the ALLL. This event did not modify the Company’s sale accounting treatment or conclusion that it is not the primary beneficiary of these VIEs. In addition, no other events have occurred during the nine months ended September 30, 2010 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

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

Beginning January 1, 2010, upon adoption of the new VIE consolidation guidance, the Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. Accordingly, on January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities, after the elimination of this senior interest. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included with long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 13, “Fair Value Measurement and Election,” to the

Notes to Consolidated Financial Statements (Unaudited) - Continued

Consolidated Financial Statements for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. During the nine months ended September 30, 2009, the Company recognized losses of less than $10 million, which represented the complete write off of the preference shares in certain of the VIEs due to the continued deterioration in the performance of the collateral in those vehicles. At December 31, 2009, the carrying value of the Company’s investment in the preference shares was zero; however, during the first nine months of 2010, the Company observed an improvement in cash flow expectations as well as an overall steady recovery in value in the broader CLO market. As a result, the Company marked up the value of the CLO preference shares by less than $10 million during the nine months ended September 30, 2010. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss) and totaled $3 million for the three months ended September 30, 2010 and 2009, and $9 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.1 billion and $2.0 billion, respectively, at September 30, 2010 and $2.3 billion and $2.2 billion, respectively, at December 31, 2009. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the nine months ended September 30, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.

Student Loans

In 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company, as master servicer of the loans in the SPE, has agreed to service each loan consistent with the guidelines determined by the applicable government agencies in order to maintain the government guarantee. The Company and the SPE have entered into an agreement to have the loans subserviced by an unrelated third party.

During the three months ended September 30, 2010, the Company determined that a securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated as prescribed by ASU 2009-17. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of $0.5 billion, respectively, and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. In addition, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating the Student Loan entity was not significant. The Company will account for the assets and liabilities of the Student Loan entity in subsequent periods on a cost basis.

Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses occur on the SPE’s assets, the SPE has recourse to the federal government as the guarantor up to a maximum guarantee amount of 98%. Losses in excess of the government guarantee reduce the amount of available cash payable to the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the SPE may require the Company to repurchase the loan from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been cured or reimbursement has been provided to the Company by the subservicer. The Company is not obligated to provide any noncontractual support to this entity, nor has it to date provided any such support to this entity.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005, with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition

Notes to Consolidated Financial Statements (Unaudited) - Continued

of assets from Three Pillars and the ARS transactions discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements. During 2009, the Company sold its senior interest related to the acquisition of assets from Three Pillars; however, the Company continues to hold senior interests related to the ARS purchases. The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. The Company did not significantly modify the assumptions used to value the retained interest at September 30, 2010 from the assumptions used to value the interest at December 31, 2009. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change without the securities incurring a loss. In addition, while all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 24 years on a weighted average basis. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to be 12% over LIBOR. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumption were performed. At September 30, 2010 and December 31, 2009, a 20% adverse change in the assumed discount rate resulted in declines of $6 million and $5 million, respectively, in the fair value of these securities.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at September 30, 2010 and December 31, 2009 was limited to (i) the current senior interests held in trading securities, which had a fair value of $25 million and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which had a total fair value of $2 million as of September 30, 2010. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion at both September 30, 2010 and December 31, 2009, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs under the new VIE consolidation guidance, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the nine months ended September 30, 2010 that called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three and nine months ended September 30:

	Three Months Ended September 30, 2010
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$14,435	$1,201	$4,533	$433	$20,602
Servicing or management fees	987	2,740	182	-	3,909

	Three Months Ended September 30, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$23,400	$498	$1,755	$706	$26,359
Servicing or management fees	1,182	3,556	165	-	4,903

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$42,130	$2,961	$7,934	$1,295	$54,320
Servicing or management fees	3,080	9,590	557	-	13,227

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$75,789	$1,200	$5,470	$2,349	$84,808
Servicing or management fees	3,784	8,404	522	-	12,710

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of September 30, 2010 and December 31, 2009, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for three and nine months ended September 30, 2010 and 2009 are as follows:

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Principal Balance		Past Due		Net Charge-offs
					For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Type of loan:
Commercial	$32,847	$32,494	$349	$508	$64	$196	$247	$477
Residential mortgage and home equity	47,295	46,743	3,157	4,065	432	566	1,436	1,418
Commercial real estate and construction	19,253	21,721	1,810	1,902	157	178	414	346
Consumer	14,657	11,649	624	428	19	43	69	114
Credit card	1,003	1,068	13	-	18	23	67	62

Total loan portfolio	115,055	113,675	5,953	6,903	690	1,006	2,233	2,417
Managed securitized loans
Commercial	2,486	3,460	44	64	-	(4)	22	16
Residential mortgage	1,311	1,482	110	123	12	10	34	34
Other	-	506	-	25	-	-	-	-

Total managed loans	$118,852	$119,123	$6,107	$7,115	$702	$1,012	$2,289	$2,467

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $127.3 billion and $127.8 billion at September 30, 2010 and December 31, 2009, respectively. Related servicing fees received by the Company were $94 million and $87 million for the three months ended September 30, 2010 and 2009, respectively, and $280 million and $239 million for the nine months ended September 30, 2010 and 2009, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. Previously, the Company maintained two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which were reported at fair value, and MSRs related to loans sold before January 1, 2008, which were reported at LOCOM. Beginning January 1, 2010, the Company elected to account for all MSRs at fair value. See Note 5, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for the rollforward of MSRs. As of December 31, 2009, the Company had established an MSR valuation allowance of $7 million. No permanent impairment losses were recorded against the allowance for MSRs carried at amortized cost during the year ended December 31, 2009.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned was $99 million and $93 million for the three months ended September 30, 2010 and 2009, respectively, and $298 million and $256 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

As of September 30, 2010 and December 31, 2009, the total unpaid principal balance of mortgage loans serviced was $176.6 billion and $178.9 billion, respectively. Included in these amounts were $143.6 billion and $146.7 billion as of September 30, 2010 and December 31, 2009, respectively, of loans serviced for third parties.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of September 30, 2010 and December 31, 2009, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are as follows:

Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2010	December 31, 2009
(Dollars in millions)	Fair Value	Fair Value	LOCOM
Fair value of retained MSRs	$1,072	$936	$749

Prepayment rate assumption (annual)	22%	10%	17%
Decline in fair value from 10% adverse change	$52	$30	$30
Decline in fair value from 20% adverse change	99	58	58
Discount rate (annual)	10%	10%	12%
Decline in fair value from 10% adverse change	$38	$39	$27
Decline in fair value from 20% adverse change	74	75	51
Weighted-average life (in years)	4.0	7.5	4.8
Weighted-average coupon	5.5%	5.2%	6.1%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 10, “Derivative Financial Instruments,” for further information regarding these hedging transactions.

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

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. Previously, Three Pillars had issued a subordinated note to a third party, which would have absorbed the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The outstanding and committed amounts of the subordinated note were $20 million at December 31, 2009 and no losses had been incurred through December 31, 2009. In January 2010, Three Pillars repaid and extinguished the subordinated note in full. In accordance with the provisions of the new VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. No losses on any of Three Pillars’ assets were incurred during the nine months ended September 30, 2010.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $20 million and $16 million for the three months ended September 30, 2010 and 2009, respectively, and $50 million and $49 million for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Company’s Consolidated Balance Sheets reflected $2.2 billion of secured loans held by Three Pillars, which are included within commercial loans, and $287 million of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in a transition adjustment of less than $1 million, which is presented as “Adoption of VIE consolidation guidance” on the Company’s Consolidated Statements of Shareholders’ Equity.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Funding commitments extended by Three Pillars to its customers totaled $4.3 billion at September 30, 2010, almost all of which renew annually. At December 31, 2009, Three Pillars had $1.8 billion of assets not included on the Company’s Consolidated Balance Sheet and funding commitments and outstanding receivables totaled $3.7 billion and $1.7 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 42% and 16%, respectively, of the outstanding commitments, as of September 30, 2010, compared to 50% and 18%, respectively, as of December 31, 2009. Total assets supporting outstanding commitments have a weighted average life of 2.27 years and 1.69 years at September 30, 2010 and December 31, 2009, respectively.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the nine months ended September 30, 2010 and 2009, there were no write-downs of Three Pillars’ assets.

At September 30, 2010, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 27 days and maturities through November 8, 2010. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments would be eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $4.4 billion as of September 30, 2010, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. Prior to consolidation, the Company had $3.8 billion and $371 million, respectively, of liquidity facilities and other credit enhancements outstanding as of December 31, 2009. The Company did not recognize any liability on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of September 30, 2010 or December 31, 2009, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these commitments during the nine months ended September 30, 2010 or 2009.

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business. The Company had unwound prior transactions during 2009, such that no such transactions were outstanding at December 31, 2009. However, during the nine months ended September 30, 2010, the Company began to execute new TRS transactions.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

At September 30, 2010, the Company had $752 million in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $752 million at September 30, 2010 and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At September 30, 2010, the fair values of these TRS derivative assets and derivative liabilities were $18 million and $16 million, respectively. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support that it was not contractually obligated to for the nine months ended September 30, 2010. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments” to the Consolidated Financial Statements.

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

For some partnerships, the Company operates strictly as a general partner and, as such, has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of September 30, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $11 million and $14 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million and $3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of September 30, 2010 and December 31, 2009. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2010 and 2009, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. These limited partner interests had carrying values of $207 million and $218 million at September 30, 2010 and December 31, 2009, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $451 million and $468 million at September 30, 2010 and December 31, 2009, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $230 million and $219 million of loans issued by the Company to the limited partnerships at September 30, 2010 and December 31, 2009, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of September 30, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $406 million and $425 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $115 million and $209 million, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on the impact of impairment charges on affordable housing partnership investments recorded during the nine months ended September 30, 2010 and 2009.

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

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. Payment of fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of September 30, 2010 and December 31, 2009 were $2.2 billion and $3.3 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds and did not provide any significant support, contractual or otherwise, to the Funds during the nine months ended September 30, 2010 and 2009.

Note 7 – Net Income/(Loss) Per Share

Net income/(loss) is the same in the calculation of basic and diluted income/(loss) per average common share. Equivalent shares of 32 million and 36 million related to common stock options and common stock warrants outstanding as of September 30, 2010 and 2009, respectively, were excluded from the computations of diluted income/(loss) per average common share because they would

Notes to Consolidated Financial Statements (Unaudited) - Continued

have been antidilutive in periods resulting in a loss per share. In the three months ended September 30, 2010, dilutive equivalent shares were included in the EPS calculation. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2010 and 2009 is included below. For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be antidilutive. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2010	2009	2010	2009
Net income/(loss)	$153,054	($316,941)	$4,624	($1,315,568)
Series A preferred dividends	(1,764)	(1,763)	(5,252)	(12,398)
U.S. Treasury preferred dividends and accretion of discount	(66,775)	(66,439)	(200,070)	(199,264)
Gain on repurchase of Series A preferred stock	-	4,893	-	94,318
Dividends and undistributed earnings allocated to unvested shares	(744)	3,106	(824)	15,959

Net income/(loss) available to common shareholders	$83,771	($377,144)	($201,522)	($1,416,953)

Average basic common shares	495,501	494,169	495,243	415,444
Effect of dilutive securities:
Stock options	889	686	926	324
Restricted stock	2,412	2,215	2,346	1,297

Average diluted common shares	498,802	497,070	498,515	417,065

Net income/(loss) per average common share - diluted	$0.17	($0.76)	($0.41)	($3.41)

Net income/(loss) per average common share - basic	$0.17	($0.76)	($0.41)	($3.41)

Note 8 - Income Taxes

The provision for income taxes was an expense of $14 million and a benefit of $336 million for the three months ended September 30, 2010 and 2009, respectively, representing an effective tax rate of 8% and (51)% during those periods. The provision for income taxes was a benefit of $230 million and $636 million for the nine months ended September 30, 2010 and 2009, respectively, representing effective tax rates of (102)% and (33)% during those periods. The Company calculated income taxes for the three and nine months ended September 30, 2010 and 2009 based on actual year-to-date results.

As of September 30, 2010, the Company’s gross cumulative UTBs amounted to $107 million, of which $74 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative UTBs amounted to $161 million. The reduction in UTBs was primarily attributable to the settlement of an examination by a taxing authority and the related payments and reversal of the liability. Additionally, the Company recognized a gross liability of $34 million and $39 million for interest related to its UTBs as of September 30, 2010 and December 31, 2009, respectively. Interest related to UTBs was an expense of approximately $2 million and income of less than $1 million for the three and nine months ended September 30, 2010, compared to income of approximately $27 million and approximately $15 million, for the same periods in 2009. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by up to $13 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2010, the Company’s federal returns through 2006 have been examined by the IRS. All issues have been resolved for tax years through 2004. Only one issue remains in dispute for tax years 2005 and 2006. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 9 - Employee Benefit Plans

The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash plan, and salary shares. Certain employees received long-term deferred cash awards which are subject to a three-year vesting requirement during 2010 and 2009 and prior years.

The accrued liability and expense related to these deferred cash grants were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2010	2009	2010	2009
LTI deferred cash plan - expense	$7,856	$5,157	$21,850	$14,353

	As of
(in thousands)	September 30 2010	December 31 2009
LTI deferred cash plan - accrual	$49,244	$27,906

Notes to Consolidated Financial Statements (Unaudited) - Continued

An important new compensation development that had the characteristics of both base salary and equity emerged as part of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. This compensation development became known as salary shares. Specifically, the Interim Rule prohibits the payment of short-term incentives (annual bonus) and stock options to the SEO and to the next 20 most highly compensated employees. Effective January 1, 2010, the Company chose to use the salary share concept because it is specifically authorized by EESA to address the constraints on the annual cash bonus and equity awards; and the Company believes it is necessary that it use this approach to remain competitive and to minimize the risk of talent flight to other companies with which it competes. Specifically, the Company will pay additional base salary amounts in the form of stock (salary shares) to the SEO and other employees who are among the next 20 most highly-compensated employees. The Company will do this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units will not include any rights to receive dividends or dividend equivalents. As required by EESA, each salary share will be non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units will be settled in cash; one half on March 31, 2011 and one half on March 31, 2012, unless settled earlier due to the executive’s death. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of September 30, 2010, the accrual related to salary shares was $7 million.

Stock-Based Compensation

The weighted average fair values of options granted during the nine months ended September 30, 2010 and 2009 were $12.78 per share and $5.13 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30
	2010	2009
Dividend yield	0.17%	4.16%
Expected stock price volatility	56.09	83.17
Risk-free interest rate (weighted average)	2.80	1.94
Expected life of options	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2010	17,661,216	$9.06 - $150.45	$53.17	4,770,172	$59,161	$37.02
Granted	1,192,974	22.69 - 27.79	23.64	937,795	21,567	23.00
Exercised/vested	-	-	-	(1,175,336)	-	70.62
Cancelled/expired/forfeited	(737,077)	9.06 - 140.14	54.57	(184,083)	(5,565)	30.23
Amortization of restricted stock compensation	-	-	-	-	(31,410)	-

Balance, September 30, 2010	18,117,113	$9.06 - $150.45	$51.17	4,348,548	$43,753	$25.20

Exercisable, September 30, 2010	12,041,743		$65.99

Available for additional grant, September 30, 2010 [1]	7,399,685

[1]	Includes 3,541,193 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at September 30, 2010:

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at September 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	5,521,244	$15.90	8.09	$64,309	426,074	$44.07	2.32	$558
$49.47 to 64.57	4,685,271	56.44	1.64	-	4,685,271	56.44	1.64	-
$64.58 to 150.45	7,910,598	72.66	4.22	-	6,930,398	73.80	3.77	-

	18,117,113	$51.17	4.73	$64,309	12,041,743	$65.99	2.89	$558

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Stock-based compensation expense:
Stock options	$3,538	$1,756	$10,643	$8,234
Restricted stock	9,189	15,053	31,410	51,330

Total stock-based compensation expense	$12,727	$16,809	$42,053	$59,564

The recognized stock-based compensation tax benefit amounted to $5 million and $6 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the recognized stock-based compensation tax benefit was $16 million, and $23 million, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first nine months of 2010. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 8.00% for 2010.

Anticipated employer contributions/benefit payments for 2010 are $12 million for the Supplemental Retirement Benefit plans. For the three and nine months ended September 30, 2010, the actual contributions/benefit payments totaled $2 million and $6 million, respectively.

SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the third quarter of 2010. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2010 in the amount of $2 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 6.75% for 2010.

	Three Months Ended September 30
	2010		2009
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$17,388	$-	$14,523	$73
Interest cost	32,513	2,436	29,816	2,803
Expected return on plan assets	(45,723)	(1,806)	(37,152)	(1,758)
Amortization of prior service cost	(2,792)	(95)	(2,721)	(390)
Recognized net actuarial loss	16,070	245	25,791	4,648

Net periodic benefit cost	$17,456	$780	$30,257	$5,376

	Nine Months Ended September 30
	2010		2009
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$52,050	$-	$49,347	$219
Interest cost	96,527	7,308	89,777	8,408
Expected return on plan assets	(137,169)	(5,418)	(111,998)	(5,275)
Amortization of prior service cost	(8,376)	(285)	(8,164)	(1,169)
Recognized net actuarial loss	46,124	735	86,260	13,945

Net periodic benefit cost	$49,156	$2,340	$105,222	$16,128

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA; depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of September 30, 2010, the net derivative asset positions to which the Company was exposed to risk of its counterparties was $2.2 billion, representing the net of $3.8 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.6 billion that the Company holds in relation to these gain positions. As of December 31, 2009, the net derivative asset positions to which the Company was exposed to risk of its counterparties was $1.8 billion, representing the net of $2.5 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company adjusted the fair value of its net derivative asset position for estimates of counterparty credit risk by $44 million and $25 million as of September 30, 2010 and December 31, 2009, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for further discussion on quantification of counterparty credit risk.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies contained in industry standard master trading agreements may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out at net amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, certain of the Company’s derivative liability positions, totaling $1.2 billion in fair value, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At September 30, 2010, the Bank carried senior long-term debt ratings of A2/BBB+ from two of the major ratings agencies. Subsequent to quarter-end, Moody’s lowered the Bank’s rating to A3. For illustrative purposes, if the Bank were further downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $26 million at September 30, 2010, against which the Bank had posted collateral of $8 million; ATEs do not exist at lower ratings levels. At September 30, 2010, $1.2 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted $1.1 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of $24 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $17 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at September 30, 2010. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2010. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount if the combined fair value is negative.

	As of September 30, 2010
	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,546,752		$4,596	Trading liabilities	$1,546,752		$-
Interest rate contracts hedging:
Floating rate loans	Trading assets	16,350,000		1,296,108		-		-

Total		17,896,752		1,300,704		1,546,752		-

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,273,585		64,548	Trading liabilities	60,000		8,409
Corporate bonds and loans		-		-	Trading liabilities	4,672		99
MSRs	Other assets	40,819,000		456,062	Other liabilities	8,115,000		52,954
LHFS, IRLCs, LHFI-FV	Other assets	5,850,000	[3]	20,175	Other liabilities	5,612,328		36,416
Trading activity	Trading assets	123,560,369	[1]	5,678,919	Trading liabilities	104,671,381		5,229,329

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,105,467		39,755	Trading liabilities	499,344		123,720
Trading activity	Trading assets	1,905,020		97,896	Trading liabilities	1,996,578		96,751

Credit contracts covering:
Loans	Trading assets	120,000		440	Trading liabilities	157,000		1,790
Trading activity	Trading assets	904,619	[2]	22,277	Trading liabilities	857,914	[2]	18,062

Equity contracts - Trading activity	Trading assets	4,641,834	[1]	440,403	Trading liabilities	8,112,804		525,537

Other contracts:
IRLCs and other	Other assets	6,621,705		114,446	Other liabilities	148,631	[4]	34,179	[4]
Trading activity	Trading assets	102,175		9,466	Trading liabilities	123,109		9,346

Total		186,903,774		6,944,387		130,358,761		6,136,592

Total derivatives		$204,800,526		$8,245,091		$131,905,513		$6,136,592

1Amounts include $19.2 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recorded.

2Asset and liability amounts include $1 million and $10 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at December 31, 2009.

	As of December 31, 2009
	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,546,752		$-	Trading liabilities	$1,546,752		$45,866
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,550,000		865,391	Trading liabilities	3,000,000		22,202

Total		17,096,752		865,391		4,546,752		68,068

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	3,223,085		200,183	Trading liabilities	295,000		10,335
Corporate bonds and loans		-		-	Trading liabilities	47,568		4,002
MSRs	Other assets	3,715,000		61,719	Other liabilities	3,810,000		57,048
LHFS, IRLCs, LHFI-FV	Other assets	7,461,935	[3]	75,071	Other liabilities	1,425,858		20,056
Trading activity	Trading assets	94,139,597	[1]	3,289,667	Trading liabilities	83,483,088		3,242,861

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,164,169		96,143	Trading liabilities	656,498		144,203
Trading activity	Trading assets	2,059,097		107,065	Trading liabilities	2,020,240		96,266

Credit contracts covering:
Loans	Trading assets	115,000		771	Trading liabilities	240,750		4,051
Trading activity	Trading assets	170,044	[2]	6,344	Trading liabilities	156,139	[2]	3,837

Equity contracts - Trading activity	Trading assets	3,344,875	[1]	446,355	Trading liabilities	6,907,657		672,221

Other contracts:
IRLCs and other	Other assets	1,870,040		13,482	Other liabilities	1,560,337	[4]	48,134	[4]
Trading activity	Trading assets	39,117		7,095	Trading liabilities	51,546		6,929

Total		117,301,959		4,303,895		100,654,681		4,309,943

Total derivatives		$134,398,711		$5,169,286		$105,201,433		$4,378,011

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

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2010 and 2009 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Three Months Ended September 30, 2010

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities AFS	($124,694)		$-
Interest rate contracts hedging:
Floating rate loans	379,474	Interest and fees on loans	118,547

Total	$254,780		$118,547

	Nine Months Ended September 30, 2010

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities AFS	$41,826		$-
Interest rate contracts hedging:
Floating rate loans	1,114,880	Interest and fees on loans	369,623

Total	$1,156,706		$369,623

(Dollars in thousands) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended September 30, 2010	Amount of gain/(loss) recognized in Income on Derivatives for the nine months ended September 30, 2010
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($193,635)	($68,538)
Corporate bonds and loans	Trading account profits/(losses) and commissions	(103)	(1,306)
MSRs	Mortgage servicing related income	314,685	783,353
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(82,089)	(292,002)
Trading activity	Trading account profits/(losses) and commissions	255,460	285,240

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	132,914	(69,156)
Trading activity	Trading account profits/(losses) and commissions	(20,430)	5,454

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(1,201)	(462)
Trading Activity	Trading account profits/(losses) and commissions	2,246	6,080

Equity contracts - trading activity	Trading account profits/(losses) and commissions	(61,844)	(55,960)

Other contracts:
IRLCs	Mortgage production related income	164,440	375,263
Trading activity	Trading account profits/(losses) and commissions	227	371

Total		$510,670	$968,337

1 During the three and nine months ended September 30, 2010, the Company reclassified $35 million and $88 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2009

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities AFS	($90,595)		$-
Interest rate contracts hedging:
Floating rate loans	296,156	Interest and fees on loans	131,978
Floating rate certificates of deposits	(6)	Interest on deposits	(2,037)

Total	$205,555		$129,941

	Nine Months Ended September 30, 2009

(Dollars in thousands) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities AFS	($223,114)		$-
Interest rate contracts hedging:
Floating rate loans	88,399	Interest and fees on loans	355,965
Floating rate certificates of deposits	(1,499)	Interest on deposits	(47,265)
Floating rate debt	(15)	Interest on long-term debt	(1,333)

Total	($136,229)		$307,367

(Dollars in thousands) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended September 30, 2009	Amount of gain/(loss) recognized in Income on Derivatives for the nine months ended September 30, 2009
Interest rate contracts covering:
Fixed rate debt	Trading account profits and commissions	$57,985	($43,829)
Corporate bonds and loans	Trading account profits and commissions	(956)	6,529
MSRs	Mortgage servicing income	66,379	(12,197)
LHFS, IRLCs, LHFI-FV	Mortgage production income	(92,019)	(102,199)
Trading activity	Trading account profits and commissions	27,417	32,306

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	30,625	92,273
Trading activity	Trading account profits and commissions	(13,536)	(12,185)

Credit contracts covering:
Loans	Trading account profits and commissions	(7,634)	(17,260)
Other	Trading account profits and commissions	5,713	2,113

Equity contracts - trading activity	Trading account profits and commissions	(27,113)	21,573

Other contracts:
IRLCs	Mortgage production income	204,848	548,708
Trading activity	Trading account profits and commissions	1,347	2,272

Total		$253,056	$518,104

1 During the three and nine months ended September 30, 2009, the Company reclassified $8 million and $24 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

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

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of September 30, 2010, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2010, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2010 and 2009, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2010, the written CDS had remaining

Notes to Consolidated Financial Statements (Unaudited)-Continued

terms ranging from two months to five years. The maximum guarantees outstanding at September 30, 2010 and December 31, 2009, as measured by the gross notional amounts of written CDS, were $132 million and $130 million, respectively. At September 30, 2010 and December 31, 2009, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $116 million and $185 million, respectively. The fair values of the written CDS were de minimis and $2 million at September 30, 2010 and December 31, 2009, respectively, and the fair values of the purchased CDS were $2 million and $4 million at September 30, 2010 and December 31, 2009, respectively.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At September 30, 2010, the remaining terms on these risk participations generally ranged from one month to eight years, with a weighted average on the maximum estimated exposure of 3.2 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was $91 million and $83 million at September 30, 2010 and December 31, 2009, respectively. The fair values of the written swap participations were de minimis at September 30, 2010 and December 31, 2009. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. The Company temporarily suspended this business and unwound its positions as of December 31, 2009 without incurring losses. Trading resumed during 2010 and at September 30, 2010, there were $752 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative assets and liabilities were $18 million and $16 million at September 30, 2010, respectively, and related collateral held at September 30, 2010 was $273 million.

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At September 30, 2010, the Company’s only outstanding interest rate hedging relationships involve interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. The maximum range of hedge maturities for hedges of floating rate loans is two to six years, with the weighted average being 3.7 years. Ineffectiveness on these hedges was de minimis during the nine months ended September 30, 2010. As of September 30, 2010, $379 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. Ineffectiveness gains of $2 million and $9 million were recognized during the three and nine months ended September 30, 2010, respectively. Ineffectiveness losses of $1 million and gains of $4 million were recognized during the three and nine months ended September 30, 2009, respectively. Ineffectiveness gains and losses were recorded in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

o

The Company is exposed to risk on the returns of certain of its brokered deposits that are carried at fair value. To hedge against this risk, the Company has entered into interest rate derivatives that mirror the risk profile of the returns on these instruments.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its CIB line of business.

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

Note 11 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of September 30, 2010, approximately $12.4 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At September 30, 2010, the total loss exposure ceded to the Company was approximately $579 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $234 million. Of this amount, $231 million of losses have been reserved for as of September 30, 2010, reducing the Company’s net remaining loss exposure to $3 million. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. During the third quarter, control of one trust account was relinquished to the mortgage insurance company reducing the trust balances by $16 million. Premium income, which totaled $10 million and $30 million for the three and nine months ended September 30, 2010, respectively and $11 million and $37 million for the three and nine months ended September 30, 2009, respectively, are reported as part of noninterest income. The related provision for losses, which totaled $7 million and $25 million for the three and nine months ended September 30, 2010, respectively and $10 million and $105 million for the three and nine months ended September 30, 2009, respectively, is reported as part of noninterest expense.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2010. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of September 30, 2010, Visa had funded $5.3 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted.

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $34 million recorded as of September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, the maximum potential amount of the Company’s obligation was $6.8 billion and $8.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $110 million and $131 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2010 and December 31, 2009, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which

Notes to Consolidated Financial Statements (Unaudited)-Continued

the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

Loan Sales

STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. These representations and warranties may extend through the life of the mortgage loan, up to 25 to 30 years; however, most demands occur within the first few years of origination. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been and will continue to be contested to the extent they are not considered valid. At September 30, 2010, the unpaid principal balance of loans related to unresolved requests previously received from investors was $320 million, comprised of $298 million from the GSEs and $22 million from non-agency investors. Comparable amounts at December 31, 2009, were approximately $326 million, comprised of $289 million from the GSEs and $37 million from non-agency investors.

STM maintains a liability for this loss contingency, which is initially based on the estimated fair value of the Company’s contingency at the time loans are sold and the guarantee liability is created. Subsequently, STM estimates losses that have been incurred and increases the liability based on its estimate of incurred losses. The liability is calculated by sales vintage based on various factors including loans currently delinquent, estimated future defaults, probability that a repurchase request will be received, probability that a loan will be repurchased and historical loss experience. Some of the assumptions used in this process contain a level of uncertainty since these assumptions are largely derived from historical experience that is limited and highly variable. As such, provision expense will vary as the estimates used to measure the liability continue to be updated based on the level of repurchase requests, the latest experience gained on repurchase requests and other relevant facts and circumstances.

As of September 30, 2010 and December 31, 2009, the liability for contingent losses related to sold loans totaled $270 million and $200 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related provision is recognized in mortgage production related income in the Consolidated Statements of Income/(Loss). The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$255,624	$92,192	$199,856	$91,780
Provision	94,747	135,788	370,622	224,140
Charge-offs	(80,398)	(105,292)	(300,505)	(193,232)

Balance at end of period	$269,973	$122,688	$269,973	$122,688

During the three and nine months ended September 30, 2010, SunTrust repurchased or otherwise settled mortgages with unpaid principal balances of $138 million and $512 million, respectively, related to investor demands. These amounts totaled $203 million and $400 million for the same periods in 2009. As of September 30, 2010 and December 31, 2009, the carrying value of outstanding repurchased mortgage loans, exclusive of any allowance for loan losses, totaled $175 million and $146 million, respectively, of which $104 million and $98 million, respectively, were nonperforming.

STM also maintains a liability for contingent losses related to MSR sales, which totaled $1 million and $3 million as of September 30, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities; whereas arrangements entered into subsequent to that date are recorded as liabilities. The potential obligation associated with these arrangements was $7 million and $13 million as of September 30, 2010 and December 31, 2009, respectively, of which $4 million was recorded as a liability representing the fair value of the contingent payments as of September 30, 2010 and December 31, 2009. If required, these contingent payments will be payable at various times over the next three years.

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and nine month periods ended September 30, 2010 and 2009, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of September 30, 2010, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of September 30, 2010, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of September 30, 2010 and December 31, 2009, $8 million and $9 million was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2010, the Company owned $47.3 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $2.5 billion of residential construction loans, representing 2% of total loans, and an additional $14.0 billion in commitments to extend credit on home equity lines and $13.7 billion in mortgage loan commitments. At December 31, 2009, the Company had $46.7 billion in residential mortgage loans and home equity lines, representing 41% of total loans, $3.8 billion of residential construction loans, representing 3% of total loans and an additional $15.2 billion in commitments to extend credit on home equity lines and $12.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high LTV loans, and low initial interest rate loans. As of September 30, 2010, the Company owned $13.7 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.4 billion of those loans had combined original LTV ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $3.2 billion of amortizing loans with combined original LTV ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $531 million and $572 million as of September 30, 2010 and December 31, 2009, respectively.

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

The classification of an instrument as level 3 versus level 2 involves judgment and is based on a variety of subjective factors. A market is considered “inactive” if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

occur at the end of the quarter. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

Recurring Fair Value Measurements

		Fair Value Measurements at September 30, 2010 Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$357,220	$357,220	$-	$-
Federal agency securities	443,784	-	443,784	-
U.S. states and political subdivisions	93,051	-	83,623	9,428
RMBS - agency	272,955	-	272,955	-
RMBS - private	3,110	-	-	3,110
CDO securities	122,715	-	-	122,715
ABS	41,627	-	283	41,344
Corporate and other debt securities	479,773	-	479,773	-
CP	39,316	-	39,316	-
Equity securities	216,994	49	97,375	119,570
Derivative contracts	3,531,498	155,307	3,371,595	4,596
Trading loans	1,047,873	-	1,047,873	-

Total trading assets	6,649,916	512,576	5,836,577	300,763

Securities AFS
U.S. Treasury securities	6,379,739	6,379,739	-	-
Federal agency securities	1,883,577	-	1,883,577	-
U.S. states and political subdivisions	679,936	-	558,954	120,982
RMBS - agency	17,007,436	-	17,007,436	-
RMBS - private	364,472	-	37	364,435
ABS	892,493	-	764,955	127,538
Corporate and other debt securities	488,244	-	483,244	5,000
Coke common stock	1,755,600	1,755,600	-	-
Other equity securities	858,329	212	176,862	681,255	[3]

Total securities AFS	30,309,826	8,135,551	20,875,065	1,299,210

LHFS
Residential loans	2,368,377	-	2,309,797	58,580
Corporate and other loans	321,638	-	316,563	5,075

Total LHFS	2,690,015	-	2,626,360	63,655

LHFI	471,834	-	-	471,834
Other intangible assets [2]	1,071,904	-	-	1,071,904
Other assets [1]	565,800	-	451,354	114,446

Liabilities
Trading liabilities
U.S. Treasury securities	444,918	444,918	-	-
Federal agency securities	4,670	-	4,670	-
Corporate and other debt securities	361,871	-	361,871	-
Equity securities	150	150	-	-
Derivative contracts	1,890,133	89,699	1,800,434	-

Total trading liabilities	2,701,742	534,767	2,166,975	-

Brokered deposits	1,263,801	-	1,263,801	-
Long-term debt	2,905,706	-	2,905,706	-
Other liabilities [1]	98,666	-	64,487	34,179

1 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the nine months ended September 30, 2009.

2 This amount includes MSRs carried at fair value.

3 Includes $319 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $361 million of Federal Reserve Bank stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury and federal agencies	$1,150,323	$498,781	$651,542	$-
U.S. states and political subdivisions	58,520	-	51,119	7,401
RMBS - agency	94,164	-	94,164	-
RMBS - private	13,889	-	-	13,889
CDO securities	174,886	-	-	174,886
Corporate debt securities	464,684	-	464,684	-
CP	639	-	639	-
Other debt securities	25,886	-	1,183	24,703
Equity securities	163,053	1,049	11,260	150,744
Derivative contracts	2,610,288	102,520	2,507,768	-
Other	223,606	-	205,136	18,470

Total trading assets	4,979,938	602,350	3,987,495	390,093

Securities AFS
U.S. Treasury and federal agencies	7,914,111	5,176,525	2,737,586	-
U.S. states and political subdivisions	945,057	-	812,949	132,108
RMBS - agency	15,916,077	-	15,916,077	-
RMBS - private	407,228	-	-	407,228
Other debt securities	797,403	-	719,449	77,954
Coke common stock	1,710,000	1,710,000	-	-
Other equity securities	787,166	182	82,187	704,797	[3]

Total securities AFS	28,477,042	6,886,707	20,268,248	1,322,087

LHFS	2,923,375	-	2,771,890	151,485
LHFI	448,720	-	-	448,720
Other intangible assets [2]	935,561	-	-	935,561
Other assets [1]	150,272	-	136,790	13,482

Liabilities
Brokered deposits	1,260,505	-	1,260,505	-
Trading liabilities	2,188,923	259,103	1,883,954	45,866
Long-term debt	3,585,892	-	3,585,892	-
Other liabilities [1]	125,239	-	77,105	48,134

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

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, LHFI, LHFS, brokered deposits, and long-term debt instruments for which the FVO has been elected. For LHFI and LHFS for which the FVO has been elected, the tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value September 30, 2010	Aggregate Unpaid Principal Balance under FVO September 30, 2010	Fair Value Over/(Under) Unpaid Principal

Trading assets	$1,047,873	$1,018,690	$29,183
LHFI	443,448	485,218	(41,770)
Past due loans of 90 days or more	2,711	5,100	(2,389)
Nonaccrual loans	25,675	48,367	(22,692)
LHFS	2,679,099	2,613,389	65,710
Past due loans of 90 days or more	3,504	4,467	(963)
Nonaccrual loans	7,412	26,393	(18,981)
Brokered deposits	1,263,801	1,237,379	26,422
Long-term debt	2,905,706	2,767,007	138,699

(Dollars in thousands)	Aggregate Fair Value December 31, 2009	Aggregate Unpaid Principal Balance under FVO December 31, 2009	Fair Value Over/(Under) Unpaid Principal

Trading assets	$286,544	$261,693	$24,851
LHFI	397,764	453,751	(55,987)
Past due loans of 90 days or more	4,697	8,358	(3,661)
Nonaccrual loans	46,259	83,396	(37,137)
LHFS	2,889,111	2,874,578	14,533
Past due loans of 90 days or more	3,288	4,929	(1,641)
Nonaccrual loans	30,976	52,019	(21,043)
Brokered deposits	1,260,505	1,319,901	(59,396)
Long-term debt	3,585,892	3,613,085	(27,193)

The following tables present the change in fair value during the three and nine months ended September 30, 2010 and 2009 of financial instruments for which the FVO has been elected.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in thousands)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	$737	$-	$-	$737	($2,711)	$-	$-	($2,711)
LHFS	6,993	205,965	-	212,958	13,954	498,314	-	512,268
LHFI	1,063	5,526	-	6,589	(518)	13,005	-	12,487
MSRs	-	7,473	(289,868)	(282,395)	-	13,928	(810,005)	(796,077)

Liabilities
Brokered deposits	(59,246)	-	-	(59,246)	(67,319)	-	-	(67,319)
Long-term debt	(96,859)	-	-	(96,859)	(221,936)	-	-	(221,936)

1 Changes in fair value for the three and nine months ended September 30, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and nine months ended September 30, 2010, income related to LHFS, includes $57 million and $184 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine month ended September 30, 2010, income related to other intangible assets includes $7 million and $14 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2009, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2009, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in thousands)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	($581)	$-	$-	($581)	$2,667	$-	$-	$2,667
LHFS	2,021	151,304	-	153,325	2,021	514,655	-	516,676
LHFI	102	2,755	-	2,857	3,338	13	-	3,351
Other intangible assets	-	5,847	(64,488)	(58,641)	-	13,308	9,922	23,230

Liabilities
Brokered deposits	(13,864)	-	-	(13,864)	18,466	-	-	18,466
Long-term debt	(210,158)	-	-	(210,158)	(54,741)	-	-	(54,741)

1 Changes in fair value for the three and nine month periods ended September 30, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFI, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and nine month periods ended September 30, 2009, income related to LHFS includes $200 million and $572 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2009, income related to other intangible assets includes $6 million and $13 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

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

Level 3 municipal securities are primarily ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS or trading securities. These securities were valued using comparisons to similar ARS securities for which auctions are currently successful and/or to longer term, non-ARS securities issued by similar municipalities. The Company also looks at the relative strength of the municipality and makes appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although

Notes to Consolidated Financial Statements (Unaudited)-Continued

auctions for several municipal ARS continue to operate successfully, ARS owned by the Company at September 30, 2010 continue to be classified as level 3 as they are those ARS for which the auctions continue to fail and, therefore, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continues to price the ARS below par.

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

RMBS – private

RMBS – private includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades the Company executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the nine months ended September 30, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify private RMBS as level 3, as the Company believes that this third party pricing relies on a significant amount of unobservable assumptions.

Certain vintages of private RMBS have suffered from deterioration in credit quality leading to downgrades. At September 30, 2010, the majority of the Company’s private RMBS contained 2006 to 2007 vintage securities AFS and trading securities, along with a portion of 2003 vintage securities classified as AFS. All but a de minimis amount of the 2006 to 2007 vintage securities AFS and trading securities had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment grade ratings at the time of origination or purchase. The 2006 to 2007 vintage collateral is primarily comprised of prime jumbo fixed and floating rate loans. The 2003 vintage securities are interests retained from a securitization of prime first-lien fixed and floating rate loans and are primarily all investment grade rated, with the exception of a small amount of support bonds. The majority of these securities have maintained their original ratings, with a small amount of upgrades and only one bond downgraded since inception of the deal. Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private RMBS during the nine months ended September 30, 2010.

CDO securities

The Company’s investments in SIVs comprise the majority of the Company’s CDOs, along with senior ARS interests in Company-sponsored securitizations of trust preferred collateral, preference share interests in Company-sponsored securitizations of commercial leveraged loan obligations, and a retained residual interest in a Company-sponsored participation of commercial loans. The Company had $81 million and $149 million in SIV investments at September 30, 2010 and December 31, 2009, respectively. One of the remaining two SIV investments totaling $79 million is in receivership at September 30, 2010. The Company received approximately $82 million in proceeds from sales, pay downs, and maturities of the SIV investments during the nine months ended September 30, 2010. CDO interests in Company-sponsored securitizations and structured participations totaled $42 million at September 30, 2010 and $26 million as of December 31, 2009. The increase in value of these interests for the nine months ended September 30, 2010 is due to an improvement in cash flow expectations, a steady recovery in value in the broader CLO market, and improvement in the credit of the underlying collateral, triggering a markup of CLO preference shares and the participation residual interest that the Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

had written down to zero in 2009. Because secondary market trading is not observable for any of these instruments and market data is generally not available for significant assumptions that would be used to estimate fair values, the Company has classified these instruments as level 3 within the fair value hierarchy.

To estimate the fair values of the SIV investment that is under receivership, the Company utilizes an internally developed model using CUSIP-specific information where the inputs are based on the best market information available. In addition, the Company has applied a liquidity discount to recognize the illiquid and unique nature of these investments, which was based on historical spreads between the estimated internal value and transaction prices for those investments the Company has been able to sell or settle. For the more liquid securities, such as corporate securities, the Company is able to use pricing from independent pricing services; however, for most of the tranches, fair values are estimated based on the most relevant market data available, such as vintage, rating, structure, and monoline insurance wraps. In addition to individual security valuations, the fair values of the SIV investments include a cash component, which represents cash that the SIVs have received on the underlying assets prior to distribution.

CDOs related to trust preferred ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities. The significant decrease in the volume and level of activity in these markets has necessitated the use of significant unobservable inputs into the Company’s valuations. The auctions for these ARS continue to fail; therefore, actual trades are not available to corroborate pricing estimates. There are also no comparable or relevant indices for regional trust preferred collateral or CDOs, nor is indicative broker pricing or third party pricing available. The Company does have visibility into the underlying collateral in the CDOs and, therefore, can model expected cash flows using estimated discount rates based on pricing and/or spread levels seen on trades of similarly structured securities for valuation purposes. In pricing the CLO preference shares and the residual interest in the commercial loan participation, the Company was able to obtain market information for other performing CLO equity level positions as a starting point for which to develop assumptions to use in modeling the cash flows related to the securitization as well as a yield range expected in the marketplace.

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

Level 3 AFS ABS includes interests in third party securitizations of auto loans, home equity lines of credit that are vintage 2003-2004, and ARS collateralized by student loans. Level 3 trading ABS includes ARS collateralized by student loans. These ARS have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. The Company’s retained interest in a student loan securitization was eliminated upon consolidation of the student loan trust, resulting in a decrease in level 3 ABS during the three months ended September 30, 2010. See Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities,” to the Consolidated Financial Statements for further discussion. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a 98% guarantee of principal and interest by U.S. government agencies. The Company utilizes a pricing matrix to value the student loan ABS for which base pricing is determined by market trades and bids for similar senior-level securities. Valuations are adjusted up or down from the base pricing matrix based on timing of the issuer’s ability to refinance, a security’s subordination level in the structure and/or perceived risk of the issuer as determined by ratings or total leverage of the trust.

Generally, the Company attempts to obtain pricing for these level 3 securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the valuations or used to validate outputs from the Company’s own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets for the specific securities, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the nine months ended September 30, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify certain ABS as level 3, as the Company believes that pricing relies on a significant amount of unobservable assumptions.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Level 3 equity securities classified as securities AFS include, as of September 30, 2010, FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and be evaluated for impairment based on the ultimate recovery of the par value.

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

The Company’s level 2 instruments are predominantly standard OTC swaps, options and forwards, with underlying market variables of interest rates, foreign exchange, equity and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-based assumptions for all significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.

The Agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At September 30, 2010 and December 31, 2009, The Agreements’ combined fair value was in an asset position of $5 million and a liability position of $46 million.

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

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At September 30, 2010, the Company had $752 million of such short-term loans carried at fair value and none were outstanding at December 31, 2009.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments within the fair value hierarchy, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At September 30, 2010 and December 31, 2009, $295 million and $287 million, respectively, of loans related to the Company’s trading business were outstanding.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.

Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk. Level 3 loans are primarily non-agency residential mortgage loans held for investment or LHFS for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the loans.

During the nine months ended September 30, 2010, the Company transferred $160 million of NPLs that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the NPLs was carried at fair value. There were no similar transfers during the nine months ended September 30, 2009.

As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2009 and 2010 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2010, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $4 million and $16 million due to changes in fair value attributable to borrower-specific credit risk. For the three and nine months ended September 30, 2009, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $9 million and $20 million due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

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

Level 3 loans include $8 million of loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming CRE loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

During the three and nine months ended September 30, 2010, the Company transferred $137 million and $267 million, respectively, of IRLCs out of level 3 as the associated loans were closed.

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

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized estimated losses of $47 million and $40 million for the three and nine months ended September 30, 2010, losses of $30 million for the three months ended September 30, 2009, and gains of $11 million for the nine months ended September 30, 2009 due to changes in its own credit spreads on its brokered deposits carried at fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized losses of $69 million and $86 million for the three and nine months ended September 30, 2010, and losses of $155 million and $176 million for the three and nine months ended September 30, 2009, due to changes in its own credit spread on its public debt carried at fair value.

The Company also carries $287 million of issued securities contained in a CLO that have been consolidated under newly issued accounting guidance at fair value in order to recognize the nonrecourse nature of these liabilities to the Company (see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for a discussion of this consolidation). Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other loans.”

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements):

				Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance July 1, 2010	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items		Transfers into Level 3[7]	Transfers out of Level 3[7]	Fair value September 30, 2010	Change in unrealized gains/ (losses) included in earnings for the three months ended September 30, 2010 related to financial assets still held at September 30, 2010

Assets
Trading assets
U.S. states and political subdivisions	$9,428	$-		$-		$-	$-		$-	$-	$9,428	$-
RMBS - private	3,510	141		-		(541)	-		-	-	3,110	(106)
CDO securities	116,844	13,039	[5]	-		(7,168)	-		-	-	122,715	12,308	[5]
ABS	48,329	(662)	[5]	-		8,260	(14,583)	[8]	-	-	41,344	(1,289)	[5]
Equity securities	119,966	54	[5]	-		(450)	-		-	-	119,570	-
Derivative contracts	127,216	2,074		(124,694)	[6]	-	-		-	-	4,596	-

Total trading assets	425,293	14,646	[1]	(124,694)		101	(14,583)		-	-	300,763	10,913	[1]

Securities AFS
U.S. states and political subdivisions	124,671	1,120	[5]	1,179		(5,988)	-		-	-	120,982	-
RMBS - private	365,361	-		19,050		(19,976)	-		-	-	364,435	-
ABS	107,850	80	[5]	2,211		17,397	-		-	-	127,538	-
Corporate and other debt securities	5,000	-		-		-	-		-	-	5,000	-
Other equity securities	705,130	-		2		(23,877)	-		-	-	681,255	-

Total securities AFS	1,308,012	1,200	[2]	22,442		(32,444)	-		-	-	1,299,210	-

LHFS
Residential loans	103,831	(4,292)	[3]	-		(9,859)	(71,746)		42,807	(2,161)	58,580	(4,893)	[3]
Corporate and other loans	5,075	-		-		-	-		-	-	5,075	-
LHFI	410,870	4,447	[4]	-		(10,314)	68,360		-	(1,529)	471,834	2,962	[4]
Other assets/(liabilities), net	53,080	164,441	[3]	-		-	(137,254)		-	-	80,267	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
[4]	Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]	All transfers between fair value hierarchy levels are treated as occurring at the end of the period.
[8]	Residual interest in student loan SPE eliminated upon consolidation.

Notes to Consolidated Financial Statements (Unaudited)-Continued

						Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Ending balance December 31, 2009	Reclassifications	Beginning balance January 1, 2010	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items		Transfers into Level 3[7]	Transfers out of Level 3[7]	Fair value September 30, 2010	Change in unrealized gains/ (losses) included in earnings for the nine months ended September 30, 2010 related to financial assets still held at September 30, 2010

Assets
Trading assets
U.S. states and political subdivisions	$7,401	$-	$7,401	$126	[5]	$-		$1,901	$-		$-	$-	$9,428	($374)	[5]
RMBS - private	13,889	(7,426)	6,463	(514)		-		(2,839)	-		-	-	3,110	(1,143)
CDO securities	174,886	55	174,941	30,016	[5]	-		(82,242)	-		-	-	122,715	23,786	[5]
ABS	-	50,544	50,544	2,686	[5]	-		2,697	(14,583)	[9]	-	-	41,344	(947)	[5]
Corporate and other debt securities	24,703	(24,703)	-	-		-		-	-		-	-	-	-
Equity securities	150,744	-	150,744	4,395	[5]	-		(35,569)	-		-	-	119,570	-
Derivative contracts	-	-	-	8,636		(4,040)	[6]	-	-		-	-	4,596	-
Other	18,470	(18,470)	-	-		-		-	-		-	-	-	-

Total trading assets	390,093	-	390,093	45,345	[1]	(4,040)		(116,052)	(14,583)		-	-	300,763	21,322	[1]

Securities AFS
U.S. states and political subdivisions	132,108	-	132,108	1,566	[5]	(1,229)		(11,463)	-		-	-	120,982	-
RMBS - private	407,228	(29,145)	378,083	(1,860)		52,946		(64,734)	-		-	-	364,435	(1,860)
ABS	-	102,549	102,549	670	[5]	(4,968)		29,287	-		-	-	127,538	-
Corporate and other debt securities	77,954	(73,404)	4,550	-		-		450	-		-	-	5,000	-
Other equity securities	704,797	-	704,797	-		9		(23,551)	-		-	-	681,255	-

Total securities AFS	1,322,087	-	1,322,087	376	[2]	46,758		(70,011)	-		-	-	1,299,210	(1,860)	[2]

LHFS	151,485	(151,485)	-	-		-		-	-		-	-	-	-
Residential loans	-	142,085	142,085	601	[3]	-		(79,922)	(67,356)		66,545	(3,373)	58,580	(10,486)	[3]
Corporate and other loans	-	9,400	9,400	(1,977)	[8]	-		(2,348)	-		-	-	5,075	(1,977)	[8]
LHFI	448,720	-	448,720	9,504	[4]	-		(34,797)	51,293		-	(2,886)	471,834	8,951	[4]
Other assets/(liabilities), net	(34,652)	-	(34,652)	375,263	[3]	-		6,277	(266,621)		-	-	80,267	-

Liabilities
Trading liabilities
Derivative contracts	(45,866)	-	(45,866)	-		45,866	[6]	-	-		-	-	-	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
[4]	Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]	All transfers between fair value hierarchy levels are treated as occurring at the end of the period.
[8]	Amounts included in earnings are recorded in other noninterest income.
[9]	Residual interest in student loan SPE eliminated upon consolidation.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance July 1, 2009	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value September 30, 2009	Change in unrealized gains/ (losses) included in earnings for the three months ended September 30, 2009 related to financial assets still held at September 30, 2009

Assets
Trading assets
U.S. states and political subdivisions	$7,401	$-		$-		$-	$-	$-	$7,401	$-
RMBS - private	21,140	1,264		-		(5,331)	-	-	17,073	(783)
CDO securities	232,067	3,097	[5]	-		(12,544)	-	-	222,620	113	[5]
CP	2,412,408	-		-		(1,117,053)	-	(1,295,355)	-	-
Other debt securities	23,553	1,150	[5]	-		-	-	-	24,703	1,150	[5]
Equity securities	163,350	1,020	5	-		(8,478)	-	-	155,892	-
Derivative contracts	121,164	(596)		(90,595)	[6]	-	-	-	29,973	-
Other	14,091	4,859		-		(853)	-	-	18,097	4,859

Total trading assets	2,995,174	10,794	[1,5]	(90,595)		(1,144,259)	-	(1,295,355)	475,759	5,339	[1]

Securities AFS
U.S. states and political subdivisions	136,642	-		(706)		(2,709)	-	-	133,227	-
RMBS - private	439,920	(9,655)		31,540		(44,560)	-	-	417,245	(9,655)
Other debt securities	63,365	20	[5]	1,441		17,901	-	-	82,727	-
Other equity securities	704,824	-		1		-	-	-	704,825	-

Total securities AFS	1,344,751	(9,635)	[2,5]	32,276		(29,368)	-	-	1,338,024	(9,655)	[2]

LHFS	157,981	(2,190)	[3]	-		(9,316)	(1,160)	6,332	151,647	(4,774)	[3]
LHFI	494,669	2,857	[4]	-		(24,539)	(3,917)	(412)	468,658	(300)	[4]
Other assets/(liabilities), net	(19,280)	204,849	[3]	-		10,092	(179,400)	-	16,261	-

	Beginning balance January 1, 2009	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value September 30, 2009	Change in unrealized gains/ (losses) included in earnings for the nine months ended September 30, 2009 related to financial assets still held at September 30, 2009

Assets
Trading assets
U.S. Treasury and federal agencies	$645,260	($4,863)		$-		($181,154)	$-	($459,243)	$-	$-
U.S. states and political subdivisions	7,326	(324)	[5]	-		399	-	-	7,401	(324)	[5]
RMBS - private	37,970	1,204		-		(22,101)	-	-	17,073	(6,147)
CDO securities	261,528	(13,757)	[5]	-		(25,151)	-	-	222,620	(16,898)	[5]
Corporate debt securities	6,650	2,800		-		(9,450)	-	-	-	-
CP	-	-		-		1,295,355	-	(1,295,355)	-	-
Other debt securities	22,945	1,138	[5]	-		620	-	-	24,703	907	[5]
Equity securities	101,964	5,560	[5]	-		48,368	-	-	155,892	1,772	[5]
Derivative contracts	249,547	3,540		(223,114)	[6]	-	-	-	29,973	-
Other	58,195	(10,814)		-		(2,826)	-	(26,458)	18,097	7,565

Total trading assets	1,391,385	(15,516)	[1]	(223,114)		1,104,060	-	(1,781,056)	475,759	(13,125)	[1]

Securities AFS
U.S. states and political subdivisions	79,262	5,525	[5]	(3,817)		49,121	-	3,136	133,227	-
RMBS - private	522,151	(15,904)		16,456		(105,458)	-	-	417,245	(15,904)
Other debt securities	28,413	268	[5]	2,387		51,659	-	-	82,727	-
Other equity securities	859,779	(212)		(4,350)		(150,392)	-	-	704,825	(212)

Total securities AFS	1,489,605	(10,323)	[2]	10,676		(155,070)	-	3,136	1,338,024	(16,116)	[2]

LHFS	487,445	(5,658)	[3]	-		(72,163)	(276,448)	18,471	151,647	(14,849)	[3]
LHFI	270,342	3,351	[4]	-		(57,133)	265,796	(13,698)	468,658	(5,523)	[4]
Other assets/(liabilities), net	72,421	548,709	[3]	-		(40,369)	(564,500)	-	16,261	-

Liabilities
Long-term debt	(3,496,261)	130,612	[1]	-		-	-	3,365,649	-	130,612	[1]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are recorded in mortgage production related income.
[4]

Amounts are generally included in mortgage production related income except less than $1 million and $3 million for the three and nine month periods ended September 30, 2009, respectively, related to loans acquired in the GB&T acquisition. The mark on these loans is included in trading account profits and commissions.

[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at September 30, 2010, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$388,365	$-	$193,034	$195,331	($8,458)
LHFI	44,174	-	-	44,174	(17,499)
OREO	645,359	-	616,585	28,774	(117,080)
Affordable Housing	3,633	-	-	3,633	-
Other Assets	126,335	-	91,254	35,081	(17,281)

		Fair Value Measurement at December 31, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$1,339,324	$-	$1,173,310	$166,014	($48,204)
LHFI	96,062	-	96,062	-	(15,607)
MSRs	23,342	-	-	23,342	(6,718)
OREO	619,621	-	495,827	123,794	(110,458)
Affordable Housing	395,213	-	-	395,213	-
Other Assets	143,600	-	60,852	82,748	-

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

Loans Held for Sale

Level 2 LHFS consist primarily of conforming residential mortgage loans and corporate loans that are accounted for at LOCOM. Level 3 LHFS consist of non-agency residential mortgage LHFS for which there is little or no secondary market activity and leases held for sale. These loans are valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. Leases held for sale are valued using internal estimates which incorporate market data when available. Due to the lack of current market data for comparable leases, these assets are considered level 3.

During the nine months ended September 30, 2010, the Company transferred $160 million of NPLs that were previously designated as held for investment to LHFS that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. There were no similar transfers during the nine months ended September 30, 2009.

Loans Held for Investment

LHFI consist primarily of nonperforming CRE loans for which specific reserves have been recorded. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment

Notes to Consolidated Financial Statements (Unaudited)-Continued

for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates of the underlying collateral incorporating market data when available. Due to the lack of market data for similar assets, these loans are considered level 3.

OREO

OREO is measured at the lower of cost or the fair value, less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which current property-specific values are not available. The Company values these properties using a pooled approach.

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company recorded impairment charges of $5 million and $47 million, respectively, on its consolidated affordable housing partnership investments.

Other Assets

Other assets consist of equity partner investments, structured leasing products, other repossessed assets and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these investments of $3 million and $22 million, respectively.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recorded at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company recorded impairment charges attributable to these assets of $2 million and $4 million, respectively.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the nine months ended September 30, 2010, the Company recorded impairment charges attributable to these assets of $8 million. No impairment was recorded during 2009.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the nine months ended September 30, 2010, the Company recorded impairment charges of $11 million which were attributable to the fair value of certain personal property under operating leases. No impairment was recorded during 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010			December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,155,200	$4,155,200	(a)	$6,997,171	$6,997,171	(a)
Trading assets	6,649,916	6,649,916	(b)	4,979,938	4,979,938	(b)
Securities AFS	30,309,826	30,309,826	(b)	28,477,042	28,477,042	(b)
LHFS	3,114,174	3,115,250	(c)	4,669,823	4,681,915	(c)
LHFI	115,054,548	115,054,548		113,674,844	113,674,844
Interest/credit adjustment on LHFI	(3,086,000)	(2,731,831)		(3,120,000)	(4,121,806)

LHFI, as adjusted for interest/credit risk	111,968,548	112,322,717	(d)	110,554,844	109,553,038	(d)
Market risk/liquidity adjustment on LHFI	-	(5,782,939)		-	(7,815,567)

LHFI, fully adjusted	$111,968,548	$106,539,778	(d)	$110,554,844	$101,737,471	(d)

Financial liabilities
Consumer and commercial deposits	$117,494,264	$117,959,668	(e)	$116,303,452	$116,607,808	(e)
Brokered deposits	2,409,055	2,451,332	(f)	4,231,530	4,160,835	(f)
Foreign deposits	440,859	440,859	(f)	1,328,584	1,328,584	(f)
Short-term borrowings	8,399,983	8,397,310	(f)	5,365,368	5,355,625	(f)
Long-term debt	15,207,837	14,765,072	(f)	17,489,516	16,701,653	(f)
Trading liabilities	2,701,742	2,701,742	(b)	2,188,923	2,188,923	(b)

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

(d)

LHFI fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, or for certain loan types, nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value as of September 30, 2010 and December 31, 2009, respectively. The value derived from origination rates likely does not represent an exit price due to the current illiquid market conditions; therefore, an incremental market risk and liquidity discount was subtracted from the initial value to reflect the illiquid market conditions as of September 30, 2010 and December 31, 2009, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not

Notes to Consolidated Financial Statements (Unaudited)-Continued

included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

(e)

Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

(f)

Fair values for foreign deposits, certain brokered deposits, short-term borrowings, and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For brokered deposits and long-term debt that the Company carries at fair value, refer to the respective valuation sections within this footnote.

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

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. At this time the Company believes that FINRA has completed its investigation and intends to recommend that charges be filed against both STRH and STIS. The parties are engaged in settlement discussions, and the Company has accrued its best estimate for this incurred loss. In addition, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. As of September 30, 2010, the Company has already purchased approximately $596 million of ARS and is expected to purchase approximately $46 million in additional ARS. The fair value of ARS purchased pursuant to the pending settlement, net of redemptions and calls, was approximately $145 million and $176 million in trading securities and $185 million and $156 million in securities AFS, at September 30, 2010 and December 31, 2009, respectively. The Company had reserved $20 million and $33 million at September 30, 2010 and December 31, 2009, respectively, for the estimated remaining probable losses. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The total net gain relating to the ARS agreements recognized during the nine months ended September 30, 2010 and 2009, was approximately $8 million and $17 million, respectively. These amounts are comprised of trading gains or losses on probable future purchases, trading gains or losses on ARS classified as trading securities that were purchased from investors, and securities gains on calls and redemptions of securities AFS that were purchased from investors. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

In re LandAmerica Financial Group, Inc. et al.

Two putative class action lawsuits have been filed against the Company by former customers of LandAmerica 1031 Exchange Services, Inc, (“LES”), a subsidiary of LandAmerica Financial Group, Inc. (“LFG”). The first of these actions, Arthur et al. v. SunTrust Banks, Inc. et al., was filed on January 14, 2009 in the U.S. District Court for the Southern District of California. The

Notes to Consolidated Financial Statements (Unaudited)-Continued

second of these cases, Terry et al. v. SunTrust Banks, Inc. et al., was filed on February 2, 2009 in the Court of Common Pleas, Tenth Judicial Circuit, County of Anderson, South Carolina, and subsequently removed to the U.S. District Court for the District of South Carolina. On June 12, 2009, the Multi-District Litigation (“MDL”) Panel issued a transfer order designating the U.S. District Court for the District of South Carolina, Anderson Division, as MDL Court for IRS Section 1031 Tax Deferred Exchange Litigation (MDL 2054). Plaintiffs’ allegations in these cases are that LES and certain of its officers caused them to suffer damages in connection with potential 1031 exchange transactions that were pending at the time that LES filed for bankruptcy. Essentially, Plaintiffs’ core allegation is that their damages are the result of breaches of fiduciary and other duties owed to them by LES and others, and fraud and other improper acts committed by LES and certain of its officers, and that the Company is partially or entirely responsible for such damages because it knew or should have known about the alleged wrongdoing and failed to take appropriate steps to stop the same. The Company believes that the allegations and claims made against it in these actions are both factually and legally unsupported, and has filed a motion to dismiss all claims. The Court granted this motion to dismiss with leave to re-plead, and we anticipate that another amended complaint will be filed.

In addition, the Company has been made aware that the bankruptcy trustee representing the estates of LFG and LES currently is investigating whether to bring claims against STRH and other entities related to the purchase of ARS by LES through STRH. The total par amount of ARS bought through STRH and held by LES at the time of the collapse of the auction rate market in February 2008 was approximately $152 million. At this time, no legal action has been filed by the trustee. The underlying bankruptcy proceeding is pending in the U.S. Bankruptcy Court for the Eastern District of Virginia.

Other ARS Claims

Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through the firms. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities, and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts.

Only one putative class action lawsuit relating to ARS has been filed against the Company or its subsidiaries, Martin Zisholtz v. SunTrust Banks, Inc. and SunTrust Robinson Humphrey, Inc. This case was filed in the U.S. District Court for the Northern District of Georgia, and was dismissed with prejudice on the Company’s motion.

Data Treasury Corporation v. Wells Fargo & Company et al.

This lawsuit was filed by Data Treasury Corporation (“Data Treasury”) against 56 defendants, including the Bank and SunTrust Banks, Inc., on February 24, 2006 in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the lawsuit, Data Treasury contended that the defendants infringed on some or all of six patents generally related to check imaging and check clearing processes. The group of defendants consisted of various banks, financial processors, hardware and software vendors, and other service providers operating in the check processing industry. Data Treasury had asserted only two patents against the Company. The Company denied Data Treasury’s allegations and defended through trial. The case settled during trial and has been dismissed.

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

In re ATM Fee Antitrust Litigation

The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for

Notes to Consolidated Financial Statements (Unaudited)-Continued

participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007 Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part – dismissing one of Plaintiffs two claims – but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs have filed a motion for reconsideration regarding this order.

Overdraft Fee Cases

The Company has been named as a defendant in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the Motion to Compel Arbitration currently is on appeal to the Eleventh Circuit Court of Appeals. The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury, conversion and money had and received and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration and that motion is pending.

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina

STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. One count involves a common reason for denial of claims by UGRIC for a group of loans. The other count involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered and whether ongoing premium obligations exist after any caps are met. The parties have pending before the court cross motions for summary judgment as well as other motions. There is currently no trial date set for the case.

In Re SunTrust Banks, Inc. ERISA Litigation

This is a consolidated putative class action case filed by participants in the SunTrust Banks, Inc. 401(k) Plan (“Plan”) concerning the performance of certain investment options available under the Plan. In particular, the consolidated complaint alleges that the Company’s publicly traded stock was an imprudent investment option that should not have been offered by the Plan because of the Company’s alleged exposure to losses related to subprime mortgages. The complaint names the Company, members of the Company’s Board of Directors, the Company’s Benefits Plan Committee, and other members of the Company’s management as defendants, and contends that these defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended (ERISA) by offering the Company’s common stock as an investment option in the Plan. The complaint does not quantify the alleged damages that the plaintiffs seek. On December 10, 2009, the Company and the other defendants moved to dismiss the complaint in its entirety. The case is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. On October 26, 2010, the Court granted us a partial motion to dismiss regarding the plaintiffs’ investment claims but denied our motion to dismiss regarding disclosure claims.

Krinsk v. SunTrust Bank

This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in the U.S. District Court for the Middle District of Florida as a putative class action, and is currently attempting to have the class certified. The Court dismissed portions of Plaintiff’s first complaint, and she subsequently filed an amended complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion for class certification. The Company filed its answer to the complaint, has opposed class certification, and has filed a motion to compel arbitration. The Court denied the motion to compel arbitration and this decision is on appeal to the Eleventh Circuit Court of Appeals. The case has been stayed pending the resolution of this appeal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

SunTrust Securities Class Action Litigation

Beginning in May 2009, the Company, STRH, SunTrust Capital IX and officers and directors of the Company and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (TRUPs) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision.

The Company and several of its executive officers are named as defendants in putative class action securities litigation pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. These cases were consolidated under the caption Waterford Township General Employees Retirement System v. SunTrust Banks, Inc. et al. As lead plaintiff, the Waterford Township General Employees Retirement System (“Waterford”) filed the Lead Plaintiff’s First Amended Class Action Complaint on December 23, 2009. The plaintiffs assert claims on behalf of a class of persons and entities that purchased or acquired the Company’s stock during the period July 22, 2008 through January 21, 2009, and allege that the defendants engaged in a fraudulent scheme to understate the Company’s allowance for loan and lease loss reserves, its provision for loan losses, and the amount of charge-offs related to its loans. They further allege that the defendants made materially false and misleading statements regarding, among other things, the ALLL, its provision for loan losses, and the amount of charge-offs related to its loans. Waterford seeks certification of the class and an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the Amended Complaint was filed in February 2010. The Court granted this motion on August 19, 2010 and no appeal was filed prior to the deadline for doing so.

Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al.

On August 6, 2009, Riverside National Bank of Florida filed a complaint in the Supreme Court of the State of New York, County of Kings, against STRH, along with several other broker-dealers, portfolio managers, rating agencies and others. On November 13, 2009, the plaintiffs filed a second amended complaint entitled Riverside National Bank of Florida v. TheMcGraw-Hill Companies, Inc. et al. The complaint alleges claims for common law fraud, negligent misrepresentation, breach of contract and other state law claims relating to the sale of CDOs, backed by trust preferred securities. The complaint alleges that the offering materials for the CDOs were misleading, the trust preferred securities underlying the CDOs were not sufficiently diversified, and the CDOs had inflated and erroneous ratings. As to STRH, the complaint seeks damages in connection with a $7 million senior CDO security that was acquired by Riverside. The complaint alleges that the security has lost over $5 million in value and seeks aggregate damages from all defendants of over $132 million. Defendants filed a motion to dismiss on December 11, 2009. On April 16, 2010, Riverside National Bank of Florida was closed by the Office of the Comptroller of the Currency and the FDIC was named its receiver. On June 3, 2010, the case was removed to the U.S. District Court for the Southern District of New York.

Colonial BancGroup Securities Litigation

Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and

Notes to Consolidated Financial Statements (Unaudited)-Continued

prospectus relating to Colonial’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup, Inc. filed for bankruptcy. The Defendants’ motion to dismiss was denied in May 2010. Shortly after entering this order, the judge assigned to the case recused himself. The Defendants have filed a motion for reconsideration with respect to the motion to dismiss.

Note 15 - Business Segment Reporting

The Company has six business segments used to measure business activities: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM with the remainder in Corporate Other and Treasury.

Earlier this year, SunTrust announced a reorganization, which realigned the franchise to support client-focused execution. The management of the Consumer Banking line of business, which includes the Retail Banking and Mortgage business segments, was consolidated in order to ensure a holistic view of the consumer client experience. Also the management of the Commercial and Wholesale businesses were realigned to better focus on the various client segments. Effective in the second quarter of 2010, the segment reporting structure was adjusted as follows:

1.	The management structure of the Retail and Commercial segment was changed resulting in three segments: Retail Banking, Diversified Commercial Banking, and CRE.

2.

Consumer Lending, which includes student lending, indirect auto, and other specialty consumer lending units, was combined with Retail Banking. Previously, Consumer Lending was combined with Mortgage to form Household Lending. As a result, Mortgage has been identified as its own segment.

3.	Portions of the CIB segment, such as Middle Market, Asset-Based Lending, and Equipment Leasing, were moved to the Diversified Commercial Banking segment.

Retail Banking serves consumers and business clients with less than $5 million in annual revenue (up to $10 million in sales in larger metropolitan markets). Retail Banking provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, indirect auto, student lending, bank card, and other consumer loan and fee-based products. Retail Banking also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail Banking refers clients to our W&IM, CIB, Mortgage, Diversified Commercial Banking, CRE, and Corporate Other and Treasury lines of business.

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

CRE offers a broad range of financial solutions to CRE developers and investors. Services include construction, mini-perm, and permanent real estate financing, capital raising services, financial risk management, treasury and payment solutions, investment advisory and management services, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital.

CIB offers a full line of traditional banking and investment banking services to corporate banking and institutional investor clients. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, energy, financial services and technology, healthcare, and media and communications. Through STRH, CIB provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Middle Market, Diversified Commercial Banking and W&IM clients. In addition, CIB offers traditional lending, leasing, treasury management services and institutional investment management to its clients.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

W&IM provides a full array of wealth management products and professional services to both individual and institutional clients. W&IM’s primary businesses include PWM, Genspring, IIS, and RidgeWorth.

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

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with varying degrees of ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix, Silvant Capital Management, StableRiver Capital Management and Zevenbergen Capital Investments. During the three months ended September 30, 2010, the Company transferred approximately $11 billion in money market funds into funds managed by Federated Investors, Inc. (Federated) and received consideration from Federated of approximately $5 million. In connection with the agreement with Federated, the Company expects to migrate an additional $3.6 billion in assets under management to Federated by year end for additional consideration of approximately $1 million. For each of the five years subsequent to closing, SunTrust will receive a contingent payment based on the revenues derived from assets eligible for such payment.

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Communications, Procurement, Consumer Banking Administration, and Executive Management. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

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

—

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

	Three Months Ended September 30, 2010
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,892,934	$24,383,540	$10,304,780	$21,258,370	$34,556,200	$9,130,232	$33,324,102	$149,095	$171,999,253
Average total liabilities	75,548,298	19,976,712	1,516,431	16,673,977	4,342,346	12,435,226	18,788,672	(373,156)	148,908,506
Average total equity	-	-	-	-	-	-	-	23,090,747	23,090,747

Net interest income	$640,725	$139,736	$37,742	$98,675	$118,201	$112,161	$100,462	($10,172)	$1,237,530
Fully taxable-equivalent adjustment (FTE)	9	25,940	11	350	-	5	2,328	-	28,643

Net interest income (FTE)[1]	640,734	165,676	37,753	99,025	118,201	112,166	102,790	(10,172)	1,266,173
Provision for credit losses[2]	229,385	23,395	156,228	341	265,422	15,152	209	(75,201)	614,931

Net interest income after provision for credit losses	411,349	142,281	(118,475)	98,684	(147,221)	97,014	102,581	65,029	651,242

Noninterest income	278,009	59,371	21,398	195,277	271,866	196,356	27,711	(3,043)	1,046,945
Noninterest expense	612,588	104,985	121,397	119,995	294,417	231,581	17,132	(3,140)	1,498,955

Income/(loss) before provision/(benefit) for income taxes	76,770	96,667	(218,474)	173,966	(169,772)	61,789	113,160	65,126	199,232
Provision/(benefit) for income taxes[3]	28,148	35,996	(105,250)	65,574	(65,499)	22,838	34,223	26,377	42,407

Net income/(loss) including income attributable to noncontrolling interest	48,622	60,671	(113,224)	108,392	(104,273)	38,951	78,937	38,749	156,825
Net income attributable to noncontrolling interest	-	-	-	7	161	1,337	2,266	-	3,771

Net income/(loss)	$48,622	$60,671	($113,224)	$108,385	($104,434)	$37,614	$76,671	$38,749	$153,054

	Three Months Ended September 30, 2009
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,859,492	$26,850,350	$13,199,325	$19,810,510	$37,101,968	$9,081,566	$27,638,945	($78,935)	$172,463,221
Average total liabilities	73,907,859	20,377,558	2,564,026	11,386,437	3,879,029	11,794,286	25,610,577	475,517	149,995,289
Average total equity	-	-	-	-	-	-	-	22,467,932	22,467,932

Net interest income	$599,677	$122,947	$44,218	$69,344	$123,364	$104,540	$116,415	($43,047)	$1,137,458
Fully taxable-equivalent adjustment (FTE)	12	26,820	9	449	-	4	3,423	(1)	30,716

Net interest income (FTE)[1]	599,689	149,767	44,227	69,793	123,364	104,544	119,838	(43,048)	1,168,174
Provision for credit losses[2]	328,326	20,477	147,470	115,289	354,935	39,165	263	128,004	1,133,929

Net interest income after provision for credit losses	271,363	129,290	(103,243)	(45,496)	(231,571)	65,379	119,575	(171,052)	34,245

Noninterest income	295,716	63,615	19,461	172,709	80,300	186,885	(37,251)	(6,384)	775,051
Noninterest expense	576,980	111,669	158,663	123,253	264,971	204,570	(4,775)	(6,484)	1,428,847

Income/(loss) before provision/(benefit) for income taxes	(9,901)	81,236	(242,445)	3,960	(416,242)	47,694	87,099	(170,952)	(619,551)
Provision/(benefit) for income taxes[3]	(3,718)	30,120	(101,764)	1,513	(159,707)	18,036	(25,000)	(64,820)	(305,340)

Net income/(loss) including income attributable to noncontrolling interest	(6,183)	51,116	(140,681)	2,447	(256,535)	29,658	112,099	(106,132)	(314,211)
Net income attributable to noncontrolling interest	-	-	-	-	441	-	2,290	(1)	2,730

Net income/(loss)	($6,183)	$51,116	($140,681)	$2,447	($256,976)	$29,658	$109,809	($106,131)	($316,941)

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,654,361	$24,820,306	$11,076,118	$19,947,114	$34,626,981	$9,137,264	$32,556,825	$750,413	$171,569,382
Average total liabilities	74,991,247	20,669,589	1,720,773	15,533,176	3,757,500	12,162,734	20,081,296	69,658	148,985,973
Average total equity	-	-	-	-	-	-	-	22,583,409	22,583,409

Net interest income	$1,901,966	$399,094	$121,653	$273,172	$321,043	$328,228	$316,574	($74,633)	$3,587,097
Fully taxable-equivalent adjustment (FTE)	28	79,571	30	1,132	-	13	8,390	(1)	89,163

Net interest income (FTE)[1]	1,901,994	478,665	121,683	274,304	321,043	328,241	324,964	(74,634)	3,676,260
Provision for credit losses[2]	764,825	87,622	344,002	36,505	956,028	44,202	296	(94,876)	2,138,604

Net interest income after provision for credit losses	1,137,169	391,043	(222,319)	237,799	(634,985)	284,039	324,668	20,242	1,537,656

Noninterest income	855,686	165,857	61,195	447,183	396,771	578,913	202,284	(10,785)	2,697,104
Noninterest expense	1,819,853	330,401	333,363	350,637	806,987	672,437	59,611	(11,042)	4,362,247

Income/(loss) before provision/(benefit) for income taxes	173,002	226,499	(494,487)	334,345	(1,045,201)	190,515	467,341	20,499	(127,487)
Provision/(benefit) for income taxes[3]	63,060	84,496	(249,772)	126,236	(399,877)	71,562	152,091	11,205	(140,999)

Net income/(loss) including income attributable to noncontrolling interest	109,942	142,003	(244,715)	208,109	(645,324)	118,953	315,250	9,294	13,512
Net income attributable to noncontrolling interest	-	-	-	15	602	1,472	6,799	-	8,888

Net income/(loss)	$109,942	$142,003	($244,715)	$208,094	($645,926)	$117,481	$308,451	$9,294	$4,624

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,565,029	$27,246,051	$13,854,126	$22,487,988	$37,936,837	$9,104,574	$25,345,016	$375,232	$175,914,853
Average total liabilities	73,045,465	18,991,735	2,366,970	12,370,869	3,986,520	11,260,177	31,566,397	72,507	153,660,640
Average total equity	-	-	-	-	-	-	-	22,254,213	22,254,213

Net interest income	$1,735,823	$338,985	$130,509	$222,268	$393,406	$291,296	$303,632	($126,706)	$3,289,213
Fully taxable-equivalent adjustment (FTE)	45	80,225	29	1,929	-	23	10,754	(2)	93,003

Net interest income (FTE)[1]	1,735,868	419,210	130,538	224,197	393,406	291,319	314,386	(126,708)	3,382,216
Provision for credit losses[2]	941,791	84,926	263,741	235,718	828,417	61,420	1,185	673,010	3,090,208

Net interest income after provision for credit losses	794,077	334,284	(133,203)	(11,521)	(435,011)	229,899	313,201	(799,718)	292,008

Noninterest income	857,033	181,294	71,364	497,300	696,248	546,919	144,759	(26,953)	2,967,964
Noninterest expense	1,928,441	348,403	605,249	363,875	1,154,994	636,616	98,509	(27,245)	5,108,842

Income/(loss) before provision/(benefit) for income taxes	(277,331)	167,175	(667,088)	121,904	(893,757)	140,202	359,451	(799,426)	(1,848,870)
Provision/(benefit) for income taxes[3]	(104,204)	60,250	(193,480)	46,380	(188,189)	53,135	83,293	(299,972)	(542,787)

Net income/(loss) including income attributable to noncontrolling interest	(173,127)	106,925	(473,608)	75,524	(705,568)	87,067	276,158	(499,454)	(1,306,083)
Net income attributable to noncontrolling interest	-	-	-	-	2,617	-	6,869	(1)	9,485

Net income/(loss)	($173,127)	$106,925	($473,608)	$75,524	($708,185)	$87,067	$269,289	($499,453)	($1,315,568)

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 16 – Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Comprehensive income:
Net income/(loss)	$153,054	($316,941)	$4,624	($1,315,568)
OCI:
Change in unrealized gains (losses) on securities, net of taxes	257,523	270,024	471,863	321,991
Change in unrealized gains (losses) on derivatives, net of taxes	60,671	41,096	437,932	(296,469)
Change related to employee benefit plans	1,814	17,045	84,967	153,219

Total comprehensive income/(loss)	$473,062	$11,224	$999,386	($1,136,827)

The components of AOCI, net of tax, were as follows:

(Dollars in thousands)	September 30 2010	December 31 2009
Unrealized net gain on securities AFS	$1,631,845	$1,159,982
Unrealized net gain on derivative financial instruments	850,252	412,320
Employee benefit plans	(417,172)	(502,139)

Total AOCI	$2,064,925	$1,070,163

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding (1) future levels of the allowance for loan and lease losses, nonperforming loans, nonperforming assets, provision expense, charge-offs, legal expense, net interest margin, loan balances, deposit balances, nonperforming residential construction loans; (2) future changes in the size of our securities portfolio and future pay-downs in our residential MBS; (3) loss rates from nonperforming consumer, nonperforming residential mortgage, and nonperforming home equity lines portfolios; (4) changes in future levels of service charge income, delinquencies, the early-stage delinquency ratio; and (5) our ability to realize our deferred tax asset in the future, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part II of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: our expense for regulatory assessment may increase as a result of the passage of the Dodd-Frank Reform Act; difficult market conditions have adversely affected our industry; recent levels of market volatility are unprecedented; we are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; recently enacted legislation, or legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us; we have not yet received permission to repay TARP funds; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we are subject to certain risks from originating, selling, and holding mortgages, including the risk that we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, and the risk of delays in the foreclosure process, both of which could harm our liquidity, results of operations, and financial condition; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; the soundness of other financial institutions could adversely affect us; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; in 2009 and 2010, credit rating agencies downgraded the credit ratings of the Bank and SunTrust Banks, Inc., and these downgrades and any subsequent downgrades could adversely impact the price and liquidity of our securities and could have an impact on our businesses and results of operations; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “we,” “our” and “us” in this narrative, we mean SunTrust.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under six business segments: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage and W&IM, with the remainder in Corporate Other and Treasury. In addition to traditional deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services.

The following analysis of our financial performance for the three and nine months ended September 30, 2010 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2010 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present certain non-GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW

Macroeconomic indicators remained mixed during the quarter and economic growth has been low over the past two quarters as elevated unemployment, depressed home values, and continued economic uncertainty has constrained consumer consumption. Capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery. The Federal Reserve reaffirmed its forecast for a moderate economic recovery through 2011, although trimming its growth estimates for 2011 from previous forecasts. As a result of the slow economic recovery and revised growth forecasts, the Federal Reserve has reaffirmed that it will maintain key interest rates at record lows for an extended period of time as long as the economic data supports these low rates. Additionally, the Federal Reserve is weighing the extent to which they should further intercede in the financial markets, in the form of additional financial support, to stimulate additional growth in the economy and to spur expanded consumer and business spending.

Regulatory and financial reform remained a focal point in the industry during the third quarter. The financial reform bill that was signed into law during the third quarter is likely to result in significant changes to the financial services industry. The ultimate impact to us and the financial services industry as a whole remains largely to be determined, as the work of translating legislative policies into practices and procedures is only beginning. However, while it is clear that financial regulation will affect our financial results, we believe that it will be manageable. Some of the regulations, once written, will likely have little impact on our results. Conversely, other items will have a quantifiable affect in the near term, such as the rules restricting overdraft fees and the new regulations regarding interchange fees. Other regulations, such as the proposed amendments related to hybrid capital instruments and their impact on regulatory capital, will not become effective for several years. In addition, the reform bill mandated changes in FDIC assessments and addressed a multitude of other industry supervisory matters. While this legislation dictates a number of regulatory rule changes which have the ability to adversely impact us and others within our industry, we cannot determine at the present time what the absolute impacts will be when the regulations are eventually finalized. We are actively evaluating these regulatory and legislative developments and will be in a position to comply with new requirements and take appropriate actions as warranted.

During the quarter, new regulatory capital requirements were proposed by the BCBS under Basel III. These proposed capital requirements, addressing capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. Our capital position today is particularly strong especially considering our improving credit risk profile, relatively low market risk, and high liquidity. At present, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013.

Despite lingering economic and regulatory uncertainties, we have been positioning our businesses for growth throughout this economic cycle. Those efforts are gaining traction and resulting in improved performance and encouraging operating trends and asset quality indicators. Our third quarter financial performance continued the multi-quarter trend of declining provision for credit losses and also contained a second consecutive quarter of increased total revenues. Both of these factors assisted in achieving a second consecutive quarter of net income. Net income was $153 million and $12 million in the third and second quarters of 2010, respectively. This quarter, net income available to common shareholders was $84 million, or $0.17 per common share, which compares favorably to the net loss of $0.76 per average common share in the third quarter of 2009 and net loss of $0.11 per average common share in the second quarter of 2010. For the nine months ended September 30, 2010, we recorded a net loss available to common shareholders of $201 million, or $0.41 per common share, compared to a net loss available to common shareholders of $1.4 billion, or $3.41 per common share, in the nine months ended September 30, 2009. The nine month period ended September 30, 2009 included a $715 million, after-tax, non-cash goodwill impairment charge. For the nine months ended September 30, 2010, net income was essentially breakeven at $5 million. Our client-focused revenue generation strategies, lower cost funding mix, improved asset quality, and continued expense management discipline contributed to improved operating trends as seen in higher net interest margin, higher core fee income, and stable operating expenses. We believe that the strong foundation we have created, coupled with our client-focused execution, risk mitigation capabilities, and the long-term economic prospects of our markets, position us well for the future. In addition, with solid capital and ample liquidity, we are operating from a strong base and are committed to investing to grow the businesses, managing expenses prudently, and returning to sustained profitability.

During the quarter, we were encouraged by continued improvement in our asset quality metrics. Provision for credit losses, NPLs, and nonperforming assets all declined over the previous three quarters and, as anticipated, early stage delinquencies remained stable. The ALLL remains elevated at 2.69% of total loans, but declined 7 basis points compared to year end, in part due to a $1.4 billion increase in period end total loans. Absent material deterioration in the economy or asset quality metrics, we continue to believe that the ALLL peaked in the first quarter of 2010. We are maintaining reserves that give consideration to the continued economic and real estate value uncertainty but expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality. The provision for loan losses decreased $82 million compared to the second quarter and $514 million compared to the third quarter of 2009. Net charge-offs declined modestly, decreasing 4% compared to the second quarter of 2010, and decreased $316 million, or 31%, compared to the third quarter of 2009. Total NPLs declined 19% from year end and 7% from the second quarter as a result of charge-offs, transfers to OREO, and reduced inflows into nonaccrual. We expect NPLs to continue to modestly decline in the fourth quarter. Accruing restructured loans increased 53% from year end and 11% from the second quarter. The increase in restructured loans is due to us taking proactive steps to modify loans in order to mitigate losses related to borrowers experiencing financial difficulty. Total TDR growth has slowed compared to prior quarters as a result of a reduced inflow of newly delinquent loans and fewer modifications of more seriously delinquent loans. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Charge-offs,” “Provision for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.

During the third quarter, average loans were flat compared to the second quarter and have declined 1% since the beginning of the year. Average loan balances have declined 5% since the third quarter of 2009 with the majority of the year- over- year decline due to a reduction in our exposure to real estate-related assets, as well as weak loan demand. Despite recent overall trends, we remain focused on extending credit to qualified borrowers as businesses and consumers work through the economic downturn. During the nine months ended September 30, 2010, we extended approximately $52 billion in new loan originations, commitments, and renewals of commercial and consumer loans to our clients.

Consumer and commercial deposits increased during the quarter and the positive shift in mix to lower cost deposits continued as average balance increases were driven by noninterest-bearing and money market accounts, which increased from the second quarter by 4% and 6%, respectively, providing $3.2 billion in combined growth. Partially offsetting this growth, were NOW and CD balances, which declined roughly $2.4 billion in the quarter on average. Overall, we continue to be very pleased with the enhanced liquidity and lower cost funding that core deposit growth has provided since year end. This increase in deposits has enabled us to reduce our higher-cost funding sources, helping to drive significant reductions in our cost of funds and improvement in net interest margin.

Our capital and liquidity remained strong during the quarter, as evidenced by the increases in our capital ratios. Our Tier 1 capital ratio was 13.58% at September 30, 2010, which was an increase from 12.96% at December 31, 2009. Our Tier 1 common equity ratio increased to 8.02% compared to 7.67% at December 31, 2009. Our total capital ratio was stable at 16.42% compared to the year end ratio of 16.43%. We continue to have substantial available liquidity as the inflows of lower cost core deposits have largely been retained in cash and invested in high quality government-backed securities. With strong capital, more clarity on capital standards, lower risk, high liquidity, and improved earnings, we believe that we are well-positioned to repay TARP at the appropriate time and in a fashion that makes the most sense from both shareholder and regulatory perspectives. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

Total revenue, on an FTE basis, increased 19% compared to the same quarter in the prior year and 7% when compared to the second quarter of 2010 due to increased earning assets, expanded net interest margin, significant increases in mortgage production and servicing revenue, and very strong investment banking revenue. Net interest income, on an FTE basis, increased 8%, compared to the third quarter of 2009 and increased 5% compared to the prior quarter. The increase in net interest income is due to lower deposit pricing and improved funding mix as a result of increased core deposits that facilitated a reduction in higher cost deposits and long-term debt. As a result, our net interest margin increased to 3.41% from 3.10% in the third quarter of 2009 and was up 8 basis points compared to the second quarter. Noninterest income increased 35% from the third quarter of 2009, most notably due to higher mortgage-related income during the third quarter of 2010, as interest rates remained historically low. Also increasing noninterest income over the prior year quarter were lower valuation losses on our public debt and related hedges carried at fair value. On a sequential quarter basis, noninterest income increased by 10% as a result of increased mortgage and investment banking related income, which are subject to seasonal and cyclical variability. These increases were partially offset by losses recognized on our public debt, index-linked CDs, and related hedges carried at fair value compared to gains in the prior quarter. Noninterest expense increased 5% in the third quarter of 2010 compared to the third quarter of 2009, but remained flat from the second quarter. The increase from the prior year quarter was primarily due to higher personnel expenses, mostly driven by revenue-related compensation, and higher FDIC premiums, as well as legal-related expenses. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2010	2009	2010	2009
Summary of Operations
Interest income	$1,603	$1,658	$4,747	$5,080
Interest expense	365	520	1,160	1,791

Net interest income	1,238	1,138	3,587	3,289
Provision for credit losses[9]	615	1,134	2,139	3,090

Net interest income after provision for credit losses	623	4	1,448	199
Noninterest income	1,047	775	2,697	2,968
Noninterest expense	1,499	1,429	4,362	5,109

Net income/(loss) before provision/(benefit) for income taxes	171	(650)	(217)	(1,942)
Net income attributable to noncontrolling interest	4	3	8	10
Provision/(benefit) for income taxes	14	(336)	(230)	(636)

Net income/(loss)	$153	($317)	$5	($1,316)

Net income/(loss) available to common shareholders	$84	($377)	($201)	($1,417)
Net interest income - FTE	1,266	1,168	3,676	3,382
Total revenue - FTE	2,313	1,943	6,373	6,350
Total revenue - FTE excluding securities (gains)/losses, net [5]	2,244	1,896	6,245	6,325
Net income/(loss) per average common share:
Diluted[11]	0.17	(0.76)	(0.41)	(3.41)
Diluted excluding goodwill/intangible impairment charges other than MSRs[11]	0.17	(0.76)	(0.41)	(1.69)
Basic	0.17	(0.76)	(0.41)	(3.41)
Dividends paid per common share	0.01	0.01	0.03	0.21
Book value per common share	37.01	36.06
Tangible book value per common share[7]	24.42	23.35
Market price:
High	27.05	24.43	31.92	30.18
Low	21.79	14.50	20.16	6.00
Close	25.83	22.55	25.83	22.55
Selected Average Balances
Total assets	$171,999	$172,463	$171,569	$175,915
Earning assets	147,249	149,579	146,538	152,365
Loans	113,322	119,796	113,587	123,064
Consumer and commercial deposits	117,233	114,486	116,267	111,869
Brokered and foreign deposits	2,740	5,193	2,945	6,398
Total shareholders’ equity	23,091	22,468	22,583	22,254
Average common shares - diluted (thousands)	498,802	494,169	495,243	415,444
Average common shares - basic (thousands)	495,501	494,169	495,243	415,444
Financial Ratios (Annualized)
Return on average total assets	0.35%	(0.73)%	-%	(1.00)%
Return on average assets less net unrealized securities gains [3]	0.23	(0.83)	(0.09)	(1.05)
Return on average common shareholders’ equity	1.83	(8.52)	(1.53)	(11.06)
Return on average realized common shareholders’ equity [4]	0.70	(9.70)	(2.57)	(11.91)
Net interest margin - FTE	3.41	3.10	3.35	2.97
Efficiency ratio [1]	64.80	73.53	68.45	80.45
Tangible efficiency ratio [2]	64.24	72.82	67.83	67.94
Total average shareholders’ equity to total average assets	13.42	13.03	13.16	12.65
Tangible equity to tangible assets [6]	10.19	9.96
Capital Adequacy
Tier 1 common equity	8.02%	7.49%
Tier 1 capital	13.58	12.58
Total capital	16.42	15.92
Tier 1 leverage	11.03	11.08

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Net income/(loss)	$153	($317)	$5	($1,316)
Securities (gains)/losses, net of tax	(43)	(29)	(79)	(16)

Net income/(loss) excluding securities (gains)/losses, net of tax	110	(346)	(74)	(1,332)
Coke stock dividend, net of tax	(12)	(11)	(36)	(33)

Net income/(loss) excluding securities (gains)/losses and Coke stock dividend, net of tax	98	(357)	(110)	(1,365)
Preferred dividends, Series A	(2)	(2)	(6)	(12)
U.S. Treasury preferred dividends and accretion of discount	(67)	(66)	(199)	(199)
Dividends and undistributed earnings allocated to unvested shares	-	3	(1)	16
Gain on purchase of Series A preferred stock	-	5	-	94

Net income/(loss) available to common shareholders excluding securities (gains)/losses and the Coke stock dividend	$29	($417)	($316)	($1,466)

Efficiency ratio [1]	64.80%	73.53%	68.45%	80.45%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.56)	(0.71)	(0.62)	(12.51)

Tangible efficiency ratio [2]	64.24%	72.82%	67.83%	67.94%

Total average assets	$171,999	$172,463	$171,569	$175,915
Average net unrealized securities gains	(2,395)	(1,607)	(2,085)	(1,486)

Average assets less net unrealized securities gains	$169,604	$170,856	$169,484	$174,429

Total average common shareholders’ equity	$18,159	$17,556	$17,658	$17,135
Average AOCI	(1,721)	(504)	(1,206)	(690)

Total average realized common shareholders’ equity	$16,438	$17,052	$16,452	$16,445

Return on average total assets	0.35%	(0.73)%	-%	(1.00)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.12)	(0.10)	(0.09)	(0.05)

Return on average total assets less net unrealized securities gains [3]	0.23%	(0.83)%	(0.09)%	(1.05)%

Return on average common shareholders’ equity	1.83%	(8.52)%	(1.53)%	(11.06)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(1.13)	(1.18)	(1.04)	(0.85)

Return on average realized common shareholders’ equity [4]	0.70%	(9.70)%	(2.57)%	(11.91)%

Net interest income	$1,238	$1,137	$3,587	$3,289
FTE adjustment	28	31	89	93

Net interest income - FTE	1,266	1,168	3,676	3,382
Noninterest income	1,047	775	2,697	2,968

Total revenue - FTE	2,313	1,943	6,373	6,350
Securities (gains)/losses, net	(69)	(47)	(128)	(25)

Total revenue - FTE excluding net securities (gains)/losses[5]	$2,244	$1,896	$6,245	$6,325

Total shareholders’ equity	$23,438	$22,908
Goodwill, net of deferred taxes	(6,192)	(6,205)
Other intangible assets including MSRs, net of deferred taxes	(1,174)	(1,560)
MSRs	1,072	1,423

Tangible equity	17,144	16,566
Preferred stock	(4,936)	(4,911)

Tangible common equity	$12,208	$11,655

Total assets	$174,703	$172,718
Goodwill	(6,323)	(6,314)
Other intangible assets including MSRs	(1,204)	(1,604)
MSRs	1,072	1,423

Tangible assets	$168,248	$166,223

Tangible equity to tangible assets [6]	10.19%	9.96%
Tangible book value per common share [7]	$24.42	$23.35

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009
Reconcilement of Non U.S. GAAP Financial Measures[10]
Total noninterest expense	$1,499	$1,429	$4,362	$5,109
Goodwill/intangible impairment charges other than MSRs	-	-	-	751

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[8]	$1,499	$1,429	$4,362	$4,358

Net income/(loss)	$153	($317)	$5	($1,316)
Goodwill/intangible impairment charges other than MSRs, after tax	-	-	-	724

Net income/(loss) excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	$153	($317)	$5	($592)

Net income/(loss) available to common shareholders	$84	($377)	($201)	($1,417)
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	715

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	$84	($377)	($201)	($702)

Net income/(loss) per average common share, diluted	$0.17	($0.76)	($0.41)	($3.41)
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	1.72

Net income/(loss) per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	$0.17	($0.76)	($0.41)	($1.69)

[1]

Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

[2]

We present a tangible efficiency ratio which excludes the amortization/impairment of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by management to assess our efficiency and our lines of business.

[3]

We present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common shares of Coke. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income/(loss), excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average assets less net unrealized securities gains.

[4]

We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net income/(loss) available to common shareholders, excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average realized common shareholders’ equity.

[5]

We present total revenue-FTE excluding net securities (gains)/losses. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

[6]

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

[7]

We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry.

[8]

We present noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average common diluted share that excludes the portion of the impairment charges on goodwill and intangible assets other than MSRs allocated to the common shareholders. We believe these measures are useful to investors, because removing the non-cash impairment charges provides a more representative view of normalized operations and the measures also allow better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses the measures internally to analyze performance.

[9]

Beginning in the fourth quarter of 2009, we began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). The provision for unfunded commitments for the third quarter of 2010 was a benefit of $5 million and for the first nine months of 2010 was a benefit of $60 million. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

[10]

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

[1][1]

For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.

Net Interest Margin	Table 2

	Three Months Ended
	September 30, 2010			September 30, 2009			Increase/(Decrease) From Prior Year Quarter
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$27,266	$387	5.68%	$28,398	$424	5.97%	($1,132)	(0.29)%
Real estate construction	3,292	31	3.76	5,420	45	3.29	(2,128)	0.47
Real estate home equity lines	14,785	127	3.40	15,611	131	3.32	(826)	0.08
Real estate commercial	14,134	145	4.08	15,820	162	4.05	(1,686)	0.03
Commercial - FTE[2]	32,480	459	5.60	35,410	453	5.07	(2,930)	0.53
Credit card	1,049	22	8.37	990	18	7.53	59	0.84
Consumer - direct	5,872	66	4.45	5,042	49	3.89	830	0.56
Consumer - indirect	7,770	108	5.50	6,617	105	6.33	1,153	(0.83)
Nonaccrual and restructured	6,674	10	0.63	6,488	10	0.59	186	0.04

Total loans	113,322	1,355	4.74	119,796	1,397	4.63	(6,474)	0.11
Securities AFS:
Taxable	25,502	208	3.26	19,568	196	4.01	5,934	(0.75)
Tax-exempt - FTE[2]	732	10	5.26	979	14	5.44	(247)	(0.18)

Total securities AFS - FTE	26,234	218	3.32	20,547	210	4.08	5,687	(0.76)
Funds sold and securities purchased under agreements to resell	1,021	-	0.08	695	-	0.22	326	(0.14)
LHFS	3,276	35	4.33	5,101	57	4.49	(1,825)	(0.16)
Interest-bearing deposits	25	-	0.10	26	-	0.51	(1)	(0.41)
Interest earning trading assets	3,371	24	2.75	3,414	24	2.74	(43)	0.01

Total earning assets	147,249	1,632	4.40	149,579	1,688	4.48	(2,330)	(0.08)
ALLL	(3,035)			(2,843)			(192)
Cash and due from banks	4,200			3,508			692
Other assets	18,019			17,485			534
Noninterest earning trading assets	3,171			3,127			44
Unrealized gains on securities AFS, net	2,395			1,607			788

Total assets	$171,999			$172,463			($464)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$23,514	$13	0.23%	$23,956	$24	0.39%	($442)	(0.16)%
Money market accounts	39,839	57	0.57	32,505	70	0.86	7,334	(0.29)
Savings	4,074	3	0.22	3,733	3	0.32	341	(0.10)
Consumer time	14,381	68	1.87	16,735	118	2.80	(2,354)	(0.93)
Other time	8,914	45	2.02	13,041	94	2.86	(4,127)	(0.84)

Total interest-bearing consumer and commercial deposits	90,722	186	0.81	89,970	309	1.36	752	(0.55)
Brokered deposits	2,418	28	4.53	4,706	26	2.12	(2,288)	2.41
Foreign deposits	322	-	0.15	487	-	0.11	(165)	0.04

Total interest-bearing deposits	93,462	214	0.91	95,163	335	1.40	(1,701)	(0.49)
Funds purchased	1,176	1	0.20	1,522	-	0.18	(346)	0.02
Securities sold under agreements to repurchase	2,505	1	0.16	2,043	1	0.15	462	0.01
Interest-bearing trading liabilities	917	9	3.61	414	5	4.46	503	(0.85)
Other short-term borrowings	3,192	3	0.40	1,607	3	0.73	1,585	(0.33)
Long-term debt	15,396	138	3.56	18,389	176	3.80	(2,993)	(0.24)

Total interest-bearing liabilities	116,648	366	1.24	119,138	520	1.73	(2,490)	(0.49)
Noninterest-bearing deposits	26,511			24,516			1,995
Other liabilities	3,891			4,384			(493)
Noninterest-bearing trading liabilities	1,858			1,957			(99)
Shareholders’ equity	23,091			22,468			623

Total liabilities and shareholders’ equity	$171,999			$172,463			($464)

Interest Rate Spread			3.16%			2.75%		0.41%

Net Interest Income - FTE[3]		$1,266			$1,168		$98

Net Interest Margin[4]			3.41%			3.10%		0.31%

[1]

Interest income includes loan fees of $34 million and $34 million for the three month periods ended September 30, 2010 and September 30, 2009, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $28 million and $31 million for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $153 million and $138 million in the three month periods ended September 30, 2010 and September 30, 2009, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

	Nine Months Ended						Increase/(Decrease) From Prior Year
	September 30, 2010			September 30, 2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$27,007	$1,177	5.81%	$29,238	$1,312	5.98%	($2,231)	(0.17)%
Real estate construction	3,545	96	3.61	6,408	158	3.29	(2,863)	0.32
Real estate home equity lines	14,970	377	3.37	15,775	394	3.34	(805)	0.03
Real estate commercial	14,773	450	4.07	15,646	483	4.13	(873)	(0.06)
Commercial - FTE[2]	32,690	1,355	5.54	37,722	1,365	4.84	(5,032)	0.70
Credit card	1,060	68	8.51	980	54	7.36	80	1.15
Consumer - direct	5,559	179	4.30	5,111	156	4.09	448	0.21
Consumer - indirect	7,142	310	5.80	6,580	314	6.38	562	(0.58)
Nonaccrual and restructured	6,841	31	0.63	5,604	25	0.59	1,237	0.04

Total loans	113,587	4,043	4.76	123,064	4,261	4.63	(9,477)	0.13
Securities AFS:
Taxable	24,756	589	3.17	17,485	582	4.44	7,271	(1.27)
Tax-exempt - FTE[2]	835	34	5.36	1,020	42	5.47	(185)	(0.11)

Total securities AFS - FTE	25,591	623	3.25	18,505	624	4.50	7,086	(1.25)
Funds sold and securities purchased under agreements to resell	971	1	0.10	827	2	0.30	144	(0.20)
LHFS	3,289	102	4.13	5,665	192	4.51	(2,376)	(0.38)
Interest-bearing deposits	26	-	0.18	26	-	1.09	-	(0.91)
Interest earning trading assets	3,074	67	2.93	4,278	94	2.94	(1,204)	(0.01)

Total earning assets	146,538	4,836	4.41	152,365	5,173	4.54	(5,827)	(0.13)
ALLL	(3,075)			(2,628)			(447)
Cash and due from banks	4,798			3,896			902
Other assets	18,383			17,256			1,127
Noninterest earning trading assets	2,840			3,540			(700)
Unrealized gains on securities AFS	2,085			1,486			599

Total assets	$171,569			$175,915			($4,346)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,678	$46	0.25%	$22,666	$76	0.45%	$2,012	(0.20)%
Money market accounts	37,944	175	0.61	31,036	252	1.09	6,908	(0.48)
Savings	4,008	7	0.23	3,614	8	0.28	394	(0.05)
Consumer time	14,526	210	1.93	17,112	387	3.03	(2,586)	(1.10)
Other time	9,596	151	2.11	13,462	308	3.06	(3,866)	(0.95)

Total interest-bearing consumer and commercial deposits	90,752	589	0.87	87,890	1,031	1.57	2,862	(0.70)
Brokered deposits	2,611	83	4.19	6,000	126	2.77	(3,389)	1.42
Foreign deposits	334	-	0.12	398	1	0.13	(64)	(0.01)

Total interest-bearing deposits	93,697	672	0.96	94,288	1,158	1.64	(591)	(0.68)
Funds purchased	1,271	2	0.18	1,751	2	0.20	(480)	(0.02)
Securities sold under agreements to repurchase	2,375	3	0.14	2,658	4	0.20	(283)	(0.06)
Interest-bearing trading liabilities	841	23	3.60	508	16	4.14	333	(0.54)
Other short-term borrowings	2,862	9	0.44	3,038	12	0.52	(176)	(0.08)
Long-term debt	16,494	451	3.66	20,936	599	3.83	(4,442)	(0.17)

Total interest-bearing liabilities	117,540	1,160	1.32	123,179	1,791	1.94	(5,639)	(0.62)
Noninterest-bearing deposits	25,515			23,979			1,536
Other liabilities	4,116			4,410			(294)
Noninterest-bearing trading liabilities	1,815			2,093			(278)
Shareholders’ equity	22,583			22,254			329

Total liabilities and shareholders’ equity	$171,569			$175,915			($4,346)

Interest Rate Spread			3.09%			2.60%		0.49%

Net Interest Income - FTE [3]		$3,676			$3,382		$294

Net Interest Margin [4]			3.35%			2.97%		0.38%

[1]

Interest income includes loan fees of $111 million and $108 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $89 million and $93 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $457 million and $332 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Net interest income, on an FTE basis, was $1.3 billion for the third quarter of 2010, an increase of $98 million, or 8%, from the third quarter of 2009. This increase was driven mainly by a continued positive trend in net interest margin, which increased 31 basis points from 3.10% in the third quarter of 2009 to 3.41% in the current quarter. Earning asset yields declined 8 basis points compared to the third quarter of 2009 from 4.48% to 4.40%, but the cost of interest-bearing liabilities decreased 49 basis points over the same period. Overall, continued favorable shifts in our deposit mix, together with our proactive asset/liability management actions, drove these positive developments. The improvement in deposit mix reflected increases in lower-cost deposits, continued runoff in higher cost CDs, and reductions in brokered deposits. During the quarter, we executed a tender offer and purchased approximately $750 million (principal amount) of our subordinated debt securities and then subsequently purchased an additional $85 million of these subordinated debt securities in the secondary market. The average rate of all subordinated debt retired was 5.36%. We also retired $250 million of seasoned fixed-rate FHLB advances during the quarter with an average coupon of 4.82% and a term to maturity of approximately four and a half months.

As a result of the consolidation of off-balance sheet entities under new accounting guidance effective January 1, 2010, we realized an additional $12 million in net interest income during the current quarter and $29 million year to date. The consolidations resulted in the re-characterization of fees earned by certain of our newly consolidated entities from noninterest income to net interest income. The effect of this consolidation resulted in a small dilutive impact to net interest margin.

Net interest margin has exhibited an increasing trend since the first quarter of 2009. On a sequential quarter basis, net interest margin increased 8 basis points from 3.33% in the quarter ended June 30, 2010. Yields on earning assets declined 1 basis point from 4.41% in the second quarter of 2010, while the cost of interest-bearing liabilities decreased 10 basis points from 1.34%. The biggest driver of the decline in the average rates paid on interest-bearing liabilities was the reduction of higher cost long-term debt. Net interest margin exceeded our expectations as a result of better-than-expected deposit pricing and mix, along with average earning asset growth. We currently expect margin to be relatively stable in the fourth quarter as compared to the third quarter. Risks to this expectation include the potential impacts of a prolonged low rate environment, a shift in deposit mix and volume, and loan pricing, while opportunities include continued deposit re-pricing and lower NPAs.

Average earning assets for the third quarter of 2010 decreased $2.3 billion, or 2%, from the third quarter of 2009, while average interest-bearing liabilities declined $2.5 billion, or 2%. Average loans decreased $6.5 billion, or 5%. The decline in loans was attributable to a $2.9 billion, or 8%, reduction in commercial loans, a $2.1 billion, or 39%, reduction in real estate construction loans, $1.7 billion, or 11%, reduction in real estate commercial, and a $1.1 billion, or 4%, reduction in real estate 1-4 family residential loans. The decreases in commercial loans, real estate construction, real estate commercial and 1-4 family residential loans were partially offset by an increase of $1.2 billion, or 17%, in consumer-indirect loans. Average LHFS were $3.3 billion, a decrease of $1.8 billion, or 36%, from the third quarter of 2009. The decrease in LHFS occurred as a result of decreased mortgage loan production, retention of some government-guaranteed loans that we have historically sold, and a reduction in student loans held for sale due to recently enacted legislation eliminating our ability to originate and sell this product. Average securities AFS increased $5.7 billion, or 28%, from the third quarter of 2009 due to increases of $3.9 billion in U.S. Treasury and agency securities, $1.4 billion in MBS, and $692 million in ABS. These positions were added during a declining rate environment resulting in a 76 basis point decline in the weighted average yield on securities AFS compared to the third quarter of 2009. See additional discussion in the “Securities Available for Sale” section included in this MD&A for more information on the repositioning of our securities AFS portfolio. Reduced demand in borrowing among credit-worthy clients has resulted in an overall decrease in loan balances, which coupled with higher deposit levels, has led us to seek other investment opportunities.

Yields on average earning assets declined 8 basis points from the third quarter of 2009 compared to the same period in 2010 driven by declines in market interest rates. Our loan portfolio yielded 4.74% for the three months ended September 30, 2010, up 11 basis points from the same period in 2009. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of September 30, 2010, the outstanding notional balance of swaps was $16.4 billion, which qualified as cash flow hedges on variable rate commercial loans. As of September 30, 2009, the outstanding notional balance was $15.0 billion. The increase in the notional amount resulted in swap income increasing from $141 million in the third quarter of 2009 to $153 million in the third quarter of 2010. While the underlying loans swapped to fixed rates are classified as both commercial real estate and commercial, all of the swap income is recorded as interest on commercial loans. The classification of all swap income in the commercial loan category, combined with the increased notional value of received fixed swaps and the declining balance of commercial loans, produced an increase in reported commercial loan yields as compared to a decrease in underlying rate indices. In addition, loan-related interest income has been augmented by improved risk-based pricing discipline.

Average consumer and commercial deposits increased $2.7 billion, or 2%, in the third quarter of 2010 compared to the third quarter of 2009. This growth consisted of increases of $7.3 billion, or 23%, in money market accounts, and $2.0 billion, or 8%, in demand deposits, partially offset by a decline of $6.5 billion, or 22%, in time deposits, and $442 million, or 2%, in NOW accounts. Deposit growth was the result of marketing campaigns, competitive pricing, and clients’ increased preference for more liquid products. However, a portion of the deposit growth is related to seasonality and reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $3.0 billion of long-term debt and $2.3 billion of brokered deposits. Overall, average interest-bearing liabilities declined $2.5 billion, or 2%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid. Bank Solid.” branding campaign continues to be very well received, and we also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients. Notwithstanding these deposit generation successes, some of the deposit growth was due to seasonality and the economic environment. Average consumer and commercial deposit balances increased by $773 million, or 1%, from the second quarter of 2010.

During the third quarter of 2010, the interest rate environment was characterized by flat short-term rates and lower medium-and long-term rates, resulting in a flatter yield curve versus the same period in 2009. More specifically, the Fed funds target rate averaged 0.25%, unchanged from last year, the Prime rate averaged 3.25%, unchanged from last year, one-month LIBOR averaged 0.29%, an increase of 2 basis points, three-month LIBOR averaged 0.39%, a decrease of 2 basis points, five-year swaps averaged 1.76%, a decrease of 110 basis points, and ten-year swaps averaged 2.78%, a decrease of 94 basis points.

For the first nine months of 2010, net interest income was $3.7 billion, an increase of $294 million, or 9%, from the first nine months of 2009. Average earning assets decreased $5.8 billion, or 4%. The decline is attributable to a $5.0 billion, or 13%, reduction in commercial loans, a $2.9 billion, or 45%, reduction in real estate construction loans, a $2.2 billion, or 8%, reduction in real estate 1-4 family residential loans, a $2.4 billion, or 42%, reduction in loans held for sale, and a $1.2 billion, or 28%, reduction in interest earning trading assets as a result of the disposition of lower yielding trading securities no longer needed for collateralization purposes. For the same nine-month comparison periods, these decreases were partially offset by increases of $1.2 billion, or 22%, in average nonaccrual and restructured loans and $7.1 billion, or 38%, in average securities AFS. The average balance increase in the securities portfolio was attributable to a $5.5 billion increase in U.S. Treasury and agency securities, a $1.1 billion increase in MBS, and a $771 million increase in ABS.

Average consumer and commercial deposits increased $4.4 billion, or 4%, during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. Increases of $6.9 billion, or 22%, in money market accounts, $2.0 billion, or 9%, in NOW accounts and $1.5 billion, or 6%, in demand deposits contributed to the growth in deposits, partially offset by a decrease of $6.5 billion, or 21%, in time deposits. As a result of our asset/liability management actions, long-term debt also decreased by $4.4 billion, or 21%, and brokered deposits decreased by $3.4 billion, or 57%. Factors in the year-over-year changes were the same as those for the increase from the third quarter of 2009 to the third quarter of 2010.

In line with the positive trend previously discussed, net interest margin increased by 38 basis points from the nine months ended 2009 to the same period in 2010. Yields on average earning assets declined 13 basis points from 4.54% for the first nine months ended September 30, 2009 to 4.41% for the nine months ended September 30, 2010. The average yield on loans for the nine months ended September 30, 2010 was 4.76%, up 13 basis points from the same period in 2009, largely the result of hedging actions and loan pricing discipline related to our commercial loan portfolio. The average yield on LHFS declined 38 basis points to 4.13%, and the average yield on investment securities declined 125 basis points to 3.25% for the same nine-month comparison periods. Factors in the year-over-year decrease in investment security yields were the same as those for the decrease from the third quarter of 2009 to the third quarter of 2010. The cost of interest-bearing liabilities over the same period decreased 62 basis points, due primarily to the 70 basis point decline in consumer & commercial deposits, which resulted from the declining interest rate environment and the change in deposit mix.

Foregone interest income from nonperforming loans reduced net interest margin by 19 basis points for the third quarter of 2010 and 22 basis points in the first nine months of 2010, as average nonaccrual loans were $4.5 billion and $5.0 billion for the three and nine month periods ended September 30, 2010, respectively. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses”, “Provision for Credit Losses”, and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions)	2010	2009		2010	2009
Service charges on deposit accounts	$184	$219	(16)%	$588	$636	(8)%
Other charges and fees	137	133	3	399	386	3
Mortgage production related income	133	28	375	86	444	(81)
Mortgage servicing related income	132	60	120	290	283	2
Trust and investment management income	124	119	4	373	352	6
Card fees	96	82	17	277	239	16
Investment banking income	96	75	28	210	212	(1)
Net securities gains/(losses)	69	47	47	128	25	412
Retail investment services	52	51	2	147	163	(10)
Trading account profits/(losses) and commissions	(22)	(87)	75	80	(10)	NM
Gain from ownership in Visa	-	-	-	-	112	(100)
Other noninterest income	46	48	(4)	119	126	(6)

Total noninterest income	$1,047	$775	35%	$2,697	$2,968	(9	) %

[1]	NM - not meaningful.

Noninterest Income

Noninterest income increased by $272 million, or 35%, versus the three months ended September 30, 2009. The increase was due to increases in mortgage-related income, trading account profits/(losses) and commissions, investment banking income, and net securities gains, partially offset by a decrease in service charges on deposit accounts. For the nine months ended September 30, 2010, noninterest income decreased by $271 million, or 9%, versus the nine months ended September 30, 2009. Included in noninterest income for the nine months ended September 30, 2009, was a $112 million gain from the sale of Visa Class B shares in connection with our capital raising initiatives last year. For the nine months, the decrease was attributable to a decline in mortgage production income and service charges on deposit accounts, partially offset by increases in trading account profits/(losses) and commissions and net securities gains.

Mortgage production related income increased by $105 million, or 375%, versus the three months ended September 30, 2009. The increase in mortgage production related income was attributable to improved gain on sale margins and a reduction in mortgage repurchase related losses. Mortgage repurchase related losses decreased due to a decrease in overall repurchase demands, actual repurchase activity, and make-whole claim payments. For the nine months, mortgage production related income decreased by $358 million, or 81%, versus the nine months ended September 30, 2009. The decrease was due to lower loan production and higher mortgage repurchase related losses in 2010, partially offset by improved gain on sale margins. Mortgage repurchase related losses increased for the nine months due to an increase in repurchase demands from the GSEs, particularly during the second quarter of 2010. As of September 30, 2010, the reserve for mortgage repurchase losses was $270 million, up $14 million during the quarter.

We expect future repurchase related losses and reserves will be largely driven by the volume of repurchase requests received from the GSEs, which have exhibited considerable month to month volatility. During the third quarter, new request volumes declined to levels consistent with the first quarter and resulted in a stable population of pending requests. We currently believe that if new request volumes remain stable, mortgage repurchase costs should remain stable in the fourth quarter. The majority of our repurchase requests have been associated with 2007 and prior vintages, which produce higher losses. We expect that normal seasoning patterns for origination vintages, over time, will shift new repurchase requests to newer production vintages which have a lower risk profile. As that occurs, we expect both lower loss frequencies and severities, as the newer vintages exhibit more favorable characteristics, such as higher FICOs and lower original LTVs, as they were originated during or after periods that experienced the most significant home price depreciation.

With respect to non-agency loan sales, we have sold approximately $30 billion of such loans since 2005, with an insignificant amount of such sales occurring after 2007. Of this amount, we estimate that approximately $17 billion is still outstanding. In addition to outstanding loans, our repurchase exposure includes loans no longer outstanding due to foreclosures or short sales. To date, we have not had a material volume of repurchase requests regarding such loans, nor have we sustained any material repurchase related losses. However, if such repurchase requests increase materially in the future, we could suffer losses. See Part II Item 1A, “Risk Factors” in this Form 10-Q and Note 11, “Reinsurance Arrangements and Guarantees – Loan Sales,” to the Consolidated Financial Statements for additional information.

Mortgage servicing related income increased by $72 million, or 120%, versus the three months ended September 30, 2009, which was attributable to outperformance of MSR hedges. For the nine months, mortgage servicing related income increased $7 million, or 2%, versus the nine months ended September 30, 2009, due to higher servicing fees, partially offset by hedge performance.

Trading account profits/(losses) and commissions improved versus the three and nine months ended September 30, 2009 by $65 million and $90 million, respectively, primarily due to a reduction in mark to market losses on our public debt and related hedges carried at fair value. Trading account profits/(losses) and commissions were also impacted in 2010 by mark to market valuation losses on our index-linked CDs carried at fair value. The outstanding balance of these deposits since September 30, 2009 has remained stable at approximately $1.2 billion. The mark to market valuation gains and losses related to these instruments in prior periods has been relatively insignificant; however, during the current quarter, tightening of our credit spreads combined with the significant decline in interest rates resulted in estimated mark to market losses of $59 million and $67 million, respectively, for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, mark to market valuation adjustments on our index-linked CDs carried at fair value were losses of $14 million and gains of $18 million, respectively. We do not currently believe that the legislative and regulatory changes related to derivatives will have a material impact on our revenue related to trading account activities.

Investment banking income increased by $21 million, or 28%, versus the three months ended September 30, 2009. Strong syndication, bond originations, and mergers and acquisitions revenues drove the increase. For the nine months, investment banking income was relatively flat.

Net securities gains increased by $22 million, or 47%, versus the three months ended September 30, 2009, and by $103 million, or 412%, versus the nine months ended September 30, 2009. The gains were the result of certain portfolio repositioning initiatives undertaken during 2010. See “Securities Available for Sale” in this MD&A for further discussion of our portfolio repositioning initiatives.

Card fees increased by $14 million, or 17%, versus the three months ended September 30, 2009, and by $38 million, or 16%, versus the nine months ended September 30, 2009. The increases were attributable to an increase in check card interchange fees as a result of increased consumer usage, household growth, and product penetration. We believe that provisions of the Dodd-Frank Reform Act may impact future interchange income; however, the ultimate amount will remain unknown until final regulations are published. Card fees are a higher opportunity area and are driven by household growth, higher product penetration, and increasing consumer usage patterns which will help offset the potential impact of lower interchange rates.

Trust and investment management income increased by $5 million, or 4%, versus the three months ended September 30, 2009, and by $21 million, or 6%, versus the nine months ended September 30, 2009. The increases were attributable to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower money market mutual fund revenue.

Retail investment services income increased by $1 million, or 2%, versus the three months ended September 30, 2009, but decreased by $16 million, or 10%, versus the nine months ended September 30, 2009. The decrease for the nine months was attributable to declines in fixed annuity revenue, partially offset by increased recurring brokerage revenue linked to the equity markets and increased transactional revenue from variable annuity and mutual fund sales.

Service charges on deposit accounts decreased by $35 million, or 16%, versus the three months ended September 30, 2009, and by $48 million, or 8%, versus the nine months ended September 30, 2009. The decreases were attributable to the implementation of Regulation E changes and a voluntary decision to eliminate overdraft fees on very small individual transactions, as well as reducing the maximum number of daily overdraft fees. The voluntary changes were in place for the entire third quarter while the Regulation E changes became effective in the middle of the third quarter. As a result, we expect a full quarter of Regulation E to have a negative sequential quarter impact in the fourth quarter, with some mitigating impact from increased client opt-in and a typical seasonal increase. Until clients have fully opted-in and reacted to our client satisfaction initiatives around overdraft fees, we expect to see an elevated reduction in service charges income over the next few quarters, with the reduction gradually moderating over time.

Noninterest Expense	Table 4

	Three Months Ended September 30			% Change	Nine Months Ended September 30			% Change
(Dollars in millions)	2010		2009		2010		2009
Employee compensation	$597		$541	10%	$1,729		$1,684	3%
Employee benefits	112		125	(10)	354		422	(16)

Personnel expense	709		666	6	2,083		2,106	(1)
Other real estate expense	77		88	(13)	210		182	15
Credit and collection services	69		69	-	208		183	14
Operating losses	27	[1]	18	50	57	[1]	74	(23)
Mortgage reinsurance	7		10	(30)	25		105	(76)

Credit-related costs	180		185	(3)	500		544	(8)
Outside processing and software	157		147	7	463		431	7
Net occupancy expense	92		90	2	273		265	3
Regulatory assessments	67		46	46	197		242	(19)
Equipment expense	45		42	7	128		129	(1)
Marketing and customer development	43		38	13	121		103	17
Postage and delivery	20		20	-	62		63	(2)
Consulting and legal	20		14	43	52		39	33
Communications	17		17	-	48		50	(4)
Other staff expense	13		8	63	41		45	(9)
Amortization of intangible assets	13		14	(7)	39		44	(11)
Net loss on debt extinguishment	12		2	500	67		16	319
Operating supplies	11		10	10	33		29	14
Impairment of goodwill	-		-	-	-		751	(100)
Other expense	100		130	(23)	255		252	1

Total noninterest expense	$1,499		$1,429	5%	$4,362		$5,109	(15	) %

[1]	Includes non-credit related legal settlements of $11 million.

Noninterest Expense

Noninterest expense increased by $70 million, or 5%, versus the three months ended September 30, 2009. Noninterest expense decreased by $747 million, or 15%, versus the nine months ended September 30, 2009. Included in noninterest expense for the nine months ended September 30, 2009 was a $751 million non-cash goodwill impairment charge and a $78 million FDIC special assessment. Excluding the impact of the goodwill impairment charge and the special assessment, noninterest expense increased by $82 million, or 2%, versus the nine months ended September 30, 2009. The increase in noninterest expense for the three month period was the result of an increase in personnel expense, outside processing and software, regulatory assessments, and net loss on debt extinguishment. The increase in noninterest expense for the nine month period, excluding the 2009 impacts of the goodwill impairment charge and the FDIC special assessment, was primarily attributable to increased net loss on debt extinguishment, higher marketing and customer development costs, and higher outside processing and software costs, partially offset by a decline in personnel expense and a decrease in credit-related costs. The impact of excluding the FDIC special assessment and non-cash goodwill impairment charge provides a more meaningful comparison to the results in the current year by removing items that did not recur in the current year.

Personnel expense increased by $43 million, or 6%, versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, personnel expenses decreased by $23 million, or 1%, versus the nine months ended September 30, 2009. The increase in the current quarter was primarily due to higher salary and contract labor expense. Full-time equivalent employees increased by 584 compared to September 30, 2009, with the majority of the increase occurring in retail branches and client support areas. Higher incentive compensation related to improved business performance also contributed to the increase in personnel expense. The decrease in the nine month period was attributable to a reduction in pension and other postretirement benefit expenses as a result of higher discount rates and improved performance in the underlying plan assets.

Credit-related costs decreased by $5 million, or 3%, versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, credit-related costs decreased by $44 million, or 8%, versus the nine months ended September 30, 2009. The decrease in the current quarter was primarily due to a decline in other real estate expense. For the nine months, credit-related costs remained elevated but decreased as a result of reduced mortgage reinsurance losses, partially offset by an increase in other real estate expense. Other real estate expense has increased compared to 2009 primarily due to the sale of residential development-related assets. Mortgage reinsurance expenses relate to the activities of our mortgage reinsurance guaranty subsidiary, Twin Rivers, whose loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Since the first quarter of 2009, our exposure to reinsurance losses has been limited to incremental insurance premium contributions.

Outside processing and software costs increased by $10 million, or 7%, versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, outside processing and software costs increased by $32 million, or 7%, versus the nine months ended September 30, 2009. The increases were primarily attributable to higher transaction volume and increased investment in software.

Regulatory assessments increased by $21 million, or 46%, compared to the three months ended September 30, 2009 because of higher deposit balances and assessment rates that became effective in the fourth quarter of 2009. For the nine months ended September 30, 2010, regulatory assessments decreased by $45 million, or 19%. This decrease was attributable to the FDIC special assessment levied on all banks during the second quarter of 2009. Going forward, we had anticipated that regulatory costs would continue to increase as a result of the new financial reform bill that was signed into law in July 2010; however, based on the FDIC’s recent announcement, the impact of the final regulations is difficult to quantify at this time. See the additional discussion regarding recently enacted legislation in Item 1A of Part II of our quarterly report on Form 10-Q for the period ended June 30, 2010.

Net losses on debt extinguishment increased by $10 million versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, net losses on debt extinguishment increased by $51 million compared to the nine months ended September 30, 2009. Net losses on debt extinguishment in the current year were primarily due to the extinguishment of $1.2 billion in FHLB borrowings, in addition to the $750 million tender offer during the third quarter. Net losses in the prior year primarily resulted from the tender for our hybrid debt securities.

Marketing and customer development costs increased by $5 million, or 13%, versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, marketing and customer development costs increased by $18 million, or 17%, versus the nine months ended September 30, 2009. The increase was attributable to increases in promotional and advertising spending, as well as supporting our branding and client service initiatives.

Other expenses decreased by $30 million, or 23%, versus the three months ended September 30, 2009. For the nine months ended September 30, 2010, other expenses increased by $3 million, or 1%, versus the nine months ended September 30, 2009. The decrease in the three months period was primarily due to $29 million of expense related to the reserve for unfunded commitments recorded in the third quarter of 2009; beginning in the fourth quarter of 2009, this expense was included in the provision for credit losses. Also, included in other expense during the quarter were increases in legal-related expenses, largely offset by impairment charges on multi-family affordable housing developments in the prior year quarter. Additionally, for the nine months, other expenses included an early contract termination fee and other impairment charges on repossessed property.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. During the three months ended September 30, 2010, the provision for income taxes was an expense of $14 million, compared to a tax benefit of $336 million for the same period in 2009. The provision represents an 8% effective tax rate for the three months ended September 30, 2010 compared to a (51)% effective tax rate for the three months ended September 30, 2009. The provision for income taxes was a benefit of $230 million and $636 million for the nine months ended September 30, 2010 and 2009, respectively, representing effective tax rates of (102)% and (33)% during those periods. We calculated the income taxes for the three and nine months ended September 30, 2010 and 2009 based on actual year-to-date results. The negative effective tax rates for the nine months ended September 30, 2010 and 2009 were primarily attributable to pre-tax losses as well as other favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. Additionally, for the nine months ended September 30, 2009, the effective tax rate was impacted by the $677 million non-deductible portion of the goodwill impairment. For the three months ended September 30, 2009 the effective tax rate was driven by the pre-tax loss, the net favorable permanent tax items, and a discrete tax benefit of $47 million primarily related to the settlement of examinations by certain tax authorities. The effective tax rate for the three months ended September 30, 2010 was primarily a result of pre-tax income at the statutory tax rate which did not significantly exceed the net favorable permanent tax items. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes,” to the Consolidated Financial Statements.

In determining whether a valuation allowance related to our deferred tax assets is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of September 30, 2010, the cumulative valuation allowance associated with the deferred tax asset for certain state net operating losses was $59 million. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets, and we estimate that on a consolidated basis, we have a net deferred tax liability at September 30, 2010.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change		% of Total LHFI at September 30
Commercial	$32,847	$32,494	1%		28%
Commercial real estate:
Owner occupied	8,709	8,915	(2)		8
Investor owned	6,104	6,159	(1)		5
Construction	4,440	6,647	(33)		4
Consumer:
Direct	6,492	5,118	27		6
Indirect	8,165	6,531	25		7
Credit cards	1,003	1,068	(6)		1
Residential real estate:
Residential mortgages	32,003	30,790	4		28
Home equity lines	15,292	15,953	(4)		13

LHFI	$115,055	$113,675	1%		100%

LHFS	$3,114	$4,670	(33	) %

Loans Held for Investment

LHFI increased by $1.4 billion, or 1%, during the nine months ended September 30, 2010. The increase was attributable to an increase in the residential mortgage and consumer loan portfolios, partially offset by a reduction in the construction and commercial real estate loan portfolios.

Commercial loans increased by $353 million, or 1%, during the nine months ended September 30, 2010. The increase was primarily attributable to the January 1, 2010 consolidation of Three Pillars, largely offset by a decline in line of credit utilization among our corporate clients due to lower working capital needs and enhanced access to the capital markets. The commercial loan portfolio continues to perform well with early-stage delinquencies, nonperforming loans and charge-offs stable to down in the quarter. We continue to expect that broad-based commercial loan growth will return with an improving economy. However, the evidence to date suggests that growth will occur gradually. As this occurs, we will continue to look for opportunities to grow commercial loans in client segments and products that offer opportunity, and to originate and acquire high quality consumer loans.

Commercial real estate loans decreased by $261 million, or 2%, during the nine months ended September 30, 2010. The decrease was primarily the result of portfolio runoff, as we have actively decreased our exposure to commercial real estate during the year. Within the commercial real estate portfolio, 59% of the loans are secured by owner-occupied properties and 41% of the loans are secured by investor-owned properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which we believe diversifies the risk and sources of repayment of this portfolio. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical CMBS guidelines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, abilities to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes. Delinquencies within the portfolio are expected to remain at elevated levels until conditions surrounding employment trends and the general economy improve. While our loan portfolio has not experienced significant deterioration to date, we remain vigilant regarding the persistent weakness in the commercial real estate market. Although we expect additional stress and credit losses in this portfolio, we continue to believe our portfolio will perform comparatively well given its composition and underwriting.

Construction Loan Portfolio	Table 6

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change
Construction loans:
Residential construction loans:
Construction to perm loans	$546	$878	(38	) %
Construction-stage loans	712	1,161	(39)
A&D loans	818	1,314	(38)
Undeveloped land loans	377	470	(20)

Total residential construction loans	2,453	3,823	(36)

Commercial construction loans:
Construction-stage loans	1,220	1,893	(36)
A&D loans	308	456	(32)
Undeveloped land loans	459	475	(3)

Total commercial construction loans	1,987	2,824	(30)

Total construction loans	$4,440	$6,647	(33	) %

Construction loans decreased by $2.2 billion, or 33%, during the nine months ended September 30, 2010. The decrease was primarily the result of our efforts to reduce risk levels by aggressively managing our construction exposure and proactively charging-off delinquent loans that could not be successfully resolved. We expect charge-offs related to these loans to remain elevated and somewhat variable over the next few quarters as we continue to work through this declining portfolio. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the construction portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund is down from prior periods and not considered material relative to total loans outstanding.

Consumer Loan Portfolio	Table 7

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change
Consumer loans:
Direct:
Student loans[1]	$4,437	$3,141	41%
Other direct	2,055	1,977	4

Total direct	6,492	5,118	27
Indirect	8,165	6,531	25
Credit card	1,003	1,068	(6)

Total consumer loan portfolio	$15,660	$12,717	23%

[1]	At both September 30, 2010 and December 31, 2009, approximately 90% of our student loan portfolio was government guaranteed.

Consumer loans increased by $2.9 billion, or 23%, during the nine months ended September 30, 2010. The increase was primarily attributable to a $1.3 billion increase in direct consumer loans and a $1.6 billion increase in indirect consumer loans. Asset quality generally improved in the consumer loan portfolio (except for government guaranteed student loans), with stable to lower early stage delinquencies and charge-offs.

Our direct consumer loan portfolio primarily consists of student loans and personal lines of credit. Direct consumer loans increased by $1.4 billion, or 27%, during the nine months ended September 30, 2010, primarily due to an increase of $1.3 billion in student loans. Of that $1.3 billion, $467 million was due to the consolidation of a student loan VIE during the third quarter. The remaining increase in student loans is primarily attributable to the purchase of government guaranteed student loans.

Our indirect consumer loan portfolio primarily consists of loans collateralized by automobiles, recreational vehicles, and other consumer products. Indirect consumer loans increased by $1.6 billion, or 25%, during the nine months ended September 30, 2010, partially due to the purchase of $741 million in automobile loans during the third quarter. The remaining increase in indirect consumer loans was attributable to modestly higher demand for consumer loan products.

Credit card loans decreased by $65 million, or 6%, during the nine months ended September 30, 2010. We attribute the decrease in credit card loans to normal seasonal fluctuations in credit card usage patterns.

Residential Real Estate Portfolio	Table 8

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change
Residential mortgages:
Prime first lien mortgages
Non-guaranteed mortgages	$21,773	$22,481	(3)%
Agency-guaranteed mortgages[1,2]	4,418	1,433	208

Total prime first lien mortgages	26,191	23,914	10

Prime second lien mortgages	2,529	2,904	(13)
Other residential mortgages	3,283	3,972	(17)

Total residential mortgages	32,003	30,790	4
Home equity lines	15,292	15,953	(4)

Total residential real estate portfolio	$47,295	$46,743	1%

[1]

At September 30, 2010, included $609 million of FHA/VA guaranteed loans that were repurchased from Ginnie Mae securities and an additional $380 million of FHA/VA guaranteed loans that were eligible for repurchase from Ginnie Mae securities at period end. At December 31, 2009, these loans were included in LHFS.

[2]

Included $2.8 billion and $912 million at September 30, 2010 and December 31, 2009, respectively, of loans guaranteed by Fannie Mae through a LTSC whereby Fannie Mae has committed to purchase at par those mortgages that become delinquent.

Selected Residential Real Estate Loan Quality Information	Table 9

(Dollars in millions)	September 30, 2010	30 - 89 Days Delinquent	NPLs	Nonaccruing TDRs[1]	Accruing TDRs	Portion of Portfolio in Florida
Residential mortgages:
Prime first lien	$26,191	1.56%	6%	2%	6%	25%
Prime second lien	2,529	2.29	3	1	5	12
Lot	867	2.58	22	5	19	53
Alt-A	715	4.71	23	12	26	17
Home equity loans	1,701	1.97	4	-	3	32

Total residential mortgages	32,003	1.74	6	2	7	25
Home equity lines	15,292	1.36	2	-	1	37
Residential construction	2,453	1.21	43	6	-	25

[1]	Nonaccruing TDRs are a subset of our total NPLs and therefore are included in the NPLs column.

The residential real estate portfolio increased by $552 million, or 1%, during the nine months ended September 30, 2010. The increase was due to the origination and retention of agency-guaranteed mortgages, which carry little credit risk, and the addition of $989 million in FHA/VA guaranteed loans eligible for repurchase from Ginnie Mae securities. During the current year, we changed the classification of FHA/VA guaranteed loans eligible for repurchase from Ginnie Mae securities from LHFS to LHFI, which was consistent with our decision in 2010 to repurchase certain of those eligible loans into our LHFI portfolio. The increase in the residential real estate portfolio was partially offset by net charge-offs, transfers into OREO, and portfolio runoff. Additionally, we continued to work through and reduce our exposure to higher risk loan portfolios. At September 30, 2010, there was an immaterial number of option (negative-amortizing) ARMs or subprime loans in the residential real estate portfolio. Asset quality in the residential real estate portfolio continued to show overall improvement in terms of nonperforming loans and early stage delinquencies.

Despite stable sequential charge-offs, delinquency trends in this portfolio continue to point to a reduced frequency of default over the next quarter or two. We expect home prices to remain soft overall, trending down in some markets, and stable to modestly up in others. We believe that lower expected default frequency and moderating loss severity will produce stable to declining nonperforming loan and charge-off levels over the next quarter or two. There are some risks to this generally improving outlook. The first is the pace of economic recovery, and more specifically unemployment rates and housing prices.

The second risk relates to the foreclosure process. We have the same systemic risk to a national foreclosure moratorium as all of those who service and own mortgage loans and MBS. As for our individual risk, we are reviewing our processes, procedures, and practices. We are implementing any required adjustments to our processes to ensure compliance and avoid delays in the foreclosure process in each state. These adjustments are not expected to have a material impact on the resolution of our nonperforming mortgage loans. See Part II Item 1A, “Risk Factors,” for additional information.

Prime first lien mortgages increased by $2.3 billion, or 10%, during the nine months ended September 30, 2010, which included the $989 million addition previously mentioned. The remaining increase was attributable to current year originations of agency-guaranteed mortgages that we chose to hold for investment. The prime first lien mortgage portfolio included $11.4 billion in interest-only products; however, the interest-only period for such mortgages is typically ten years, which is unlike many interest-only products in the marketplace that offer short interest-only periods with early reset dates. The prime first lien mortgage portfolio also included $749 million of commercial-purpose loans secured by residential real estate. The weighted average LTV at origination of the prime first lien mortgage portfolio was 76%.

Prime second lien mortgages decreased by $375 million, or 13%, during the nine months ended September 30, 2010. The decrease in this portfolio was attributable to our efforts to reduce our exposure to non-core residential mortgages. Approximately $2.3 billion of our prime second lien loans were insured through third party pool-level insurance; however, the future benefits of this insurance are limited. Generally, under our mortgage insurance arrangements, we are exposed to cumulative losses from 5% to 8% in each vintage pool, as well as cumulative losses exceeding 10%. As the result of elevated delinquency ratios and resulting claims, most of the pools have reached the first-tier insurance stop-loss limit and are approaching the final loss limits. As of September 30, 2010, we had fully reserved for our exposure within the 5% to 8% loss layer as well as estimated losses above the 10% stop-loss limit. Total claims received during the nine months ended September 30, 2010 and 2009 under mortgage insurance arrangements were $77 million and $79 million, respectively. We continue to experience claim denials on certain loans due to borrower misrepresentation and loan documentation issues, which may result in additional losses.

Other residential mortgages (lot, Alt-A, and home equity loans) decreased by $689 million, or 17%, during the nine months ended September 30, 2010. The decrease in this portfolio was attributable to our efforts to reduce our exposure to non-core residential mortgages.

Home equity lines decreased by $661 million, or 4%, during the nine months ended September 30, 2010. The decrease was primarily the result of our decision to eliminate origination of home equity products through third party channels, to minimize originations with LTV ratios greater than 85%, to implement market-specific LTV guidelines in certain declining markets, and to reduce line commitments in other higher-risk situations. From a risk management perspective, there is virtually no line availability remaining in the higher-risk home equity lines that are not part of our core portfolio. Home equity portfolio balances and charge-offs continued to decline while nonaccruals were relatively stable.

Loans Held for Sale

LHFS decreased by $1.6 billion, or 33%, during the nine months ended September 30, 2010, largely due to the change in classification of loans eligible for repurchase from Ginnie Mae from LHFS to LHFI. Excluding the impact of this $982 million classification change, LHFS declined by $574 million, or 16%. The decline is attributable to recently enacted legislation that prohibits us from originating federally-guaranteed student loans, and to lower levels of mortgage loan originations during the nine months, partially offset by the addition of LHFS related to a CLO entity that was consolidated as of January 1, 2010.

Summary of Credit Losses Experience	Table 10

Three Months Ended September 30	Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009
Allowance for credit losses, beginning balance	$3,216	$2,925	$3,235	$2,378
Provision for loan losses	620	1,134	2,199	3,090
Provision for unfunded commitments[1]	(5)	29	(60)	31
Charge-offs
Commercial	(77)	(205)	(282)	(502)
Commercial real estate	(40)	(24)	(53)	(29)
Construction	(117)	(159)	(367)	(328)
Consumer loans:
Direct	(10)	(20)	(38)	(42)
Indirect	(18)	(35)	(63)	(117)
Credit cards	(19)	(24)	(70)	(64)
Residential real estate:
Residential mortgages[2]	(311)	(390)	(1,029)	(900)
Home equity lines	(133)	(189)	(453)	(547)

Total charge-offs	(725)	(1,046)	(2,355)	(2,529)

Recoveries
Commercial	13	9	35	24
Commercial real estate	-	3	(3)	3
Construction	-	2	9	6
Consumer loans:
Direct	2	2	6	6
Indirect	7	10	26	40
Credit cards	1	1	3	3
Residential real estate:
Residential mortgages	4	4	15	12
Home equity lines	8	9	31	18

Total recoveries	35	40	122	112

Net charge-offs	(690)	(1,006)	(2,233)	(2,417)

Allowance for credit losses - end of period	$3,141	$3,082	$3,141	$3,082

Components:
ALLL	$3,086	$3,024
Unfunded commitments reserve	55	58

Allowance for credit losses	$3,141	$3,082

Average loans	$113,322	$119,796	$113,587	$123,064
Period-end loans outstanding	115,055	116,488
Ratios:
Allowance to period-end loans	2.69%	2.61%
Allowance to NPLs	71.07	56.67
Allowance to net charge-offs (annualized)	1.13	x	0.76	x
Net charge-offs to average loans (annualized)	2.42%	3.33%	2.63%	2.63%
Provision to average loans (annualized)	2.17	3.76	2.59	3.35
Recoveries to total gross charge-offs	4.8	3.8	5.2	4.4

[1]

Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provison for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

[2]

Credit-related operating losses charged-off against previously established reserves within other liabilities totaled $0 during the three and nine months ended September 30, 2010, and $0 and $195 million during the three and nine months ended September 30, 2009, respectively.

Allowance for Credit Losses

At September 30, 2010, the allowance for credit losses was $3.1 billion, which includes both the ALLL as well as the reserve for unfunded commitments. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for further information regarding our ALLL accounting policy.

Allowance for Loan Losses by Loan Type	Table 11

	September 30, 2010		December 31, 2009
(Dollars in millions)	ALLL	Loan types as a % of total loans	ALLL	Loan types as a % of total loans
Commercial & industrial loans	$637	28%	$650	29%
Residential real estate	1,594	41	1,620	41
Construction and commercial real estate	645	17	648	19
Consumer	210	14	202	11

Total	$3,086	100%	$3,120	100%

Allowance for Loan Losses by Component	Table 12

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change
ALLL by component:
Specific allowance	$593	$538	10%
General allowance	2,493	2,582	(3)

Total ALLL	$3,086	$3,120	(1)%

The ALLL decreased by $34 million, or 1%, during the nine months ended September 30, 2010. The decrease in ALLL reflects improvements in asset quality during the year, partially mitigated by the continued uncertainty in the overall economic outlook. The $55 million, or 10%, increase in the specific allowance during the nine months ended September 30, 2010 was primarily driven by an increase in loss severities in loans to residential builders. The $89 million, or 3%, decrease in the general allowance during the nine months ended September 30, 2010 reflects the overall improvement in the asset quality of our loan portfolio.

The ratio of the ALLL to total NPLs increased to 71.07% as of September 30, 2010 from 58.86% as of December 31, 2009. The increase in this ratio was attributable to the $1.0 billion decrease in NPLs, partially offset by the decline in ALLL. The decrease in NPLs was due to charge-offs recognized, the migration of loans to OREO, and reduced inflows into nonaccrual status. See additional discussion regarding NPL trends in the “Nonperforming Assets” section of the MD&A.

The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality. As of September 30, 2010, the allowance to period-end loans ratio was 2.69%, down 7 basis points, in part due to the increase in total loans, many of which are government guaranteed. Government guaranteed loans represented approximately 7% of our total LHFI portfolio at September 30, 2010.

The reserve for unfunded commitments was $55 million as of September 30, 2010, a decrease of $60 million, or 52%, from December 31, 2009. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate clients.

Charge-offs

Net charge-offs for the three months ended September 30, 2010 and September 30, 2009 were $690 million and $1.0 billion, respectively. As a percentage of average annualized loans, net charge-offs were 2.42% and 3.33% during the three months ended September 30, 2010 and 2009, respectively. Net charge-offs for the nine months ended September 30, 2010 and September 30, 2009 were $2.2 billion and $2.4 billion, respectively. As a percentage of average annualized loans, net charge-offs were 2.63% for both the nine months ended September 30, 2010 and 2009. Factors which could affect general asset quality and charge-off levels include macro or regional economic volatility, specific borrower performance, and trends within specific sectors, such as construction and commercial real estate.

Charge-offs continue to be heavily concentrated in the residential real estate related portfolios, including residential mortgages, construction, and home equity; however, total charge-offs for the three months ended September 30, 2010 have declined for the majority of our loan portfolios compared to the same period in 2009. However, commercial real estate charge-offs increased during the third quarter as specific loans were resolved. Given continuing stress in this segment, the timing and amount of future commercial real estate charge-offs will remain variable. We expect that total charge-offs will be stable to modestly down during the fourth quarter.

Provision for Credit Losses

The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL.

For the three months ended September 30, 2010, the provision for loan losses decreased by $514 million, or 45%, to $620 million, compared to $1.1 billion for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the provision for loan losses decreased by $891 million, or 29%, to $2.2 billion, compared to $3.1 billion for the nine months ended September 30, 2009. The decrease in the provision for loan losses continued a trend of declining provision for loan losses over the last year, reflecting an improvement in overall asset quality and a gradually improving economy.

For the three months ended September 30, 2010, the provision for unfunded commitments decreased by $34 million to a $5 million benefit, compared to a $29 million provision for the three months ended September 30, 2009. For nine months ended September 30, 2010, the provision for unfunded commitments decreased by $91 million to a $60 million benefit, compared to a $31 million provision for the nine months ended September 30, 2009. The provision decrease for the three and nine months is attributable to improved credit quality related to certain commercial and large corporate borrowers.

Despite indications of an improving economy, we expect net charge-offs and the provision for loan losses to remain elevated until we experience a sustained improvement in economic conditions. We believe the amount of future changes in the ALLL remains highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as sustained improvement in our portfolio-specific asset quality indicators. See the “Allowance for Credit Losses,” “Charge-offs,” and “Nonperforming Assets” sections within this MD&A for additional discussion of our expectations for asset quality.

Nonperforming Assets	Table 13

(Dollars in millions)	September 30, 2010	December 31, 2009	% Change
Nonaccrual/NPLs:
Commercial loans	$325	$484	(33	) %
Commercial real estate loans	485	392	24
Construction loans	1,297	1,485	(13)
Consumer loans	46	37	24
Residential mortgages	1,928	2,716	(29)
Home equity lines	292	289	1

Total nonaccrual/NPLs	4,373	5,403	(19)
OREO [1]	645	620	4
Other repossessed assets	51	79	(36)

Total nonperforming assets	$5,069	$6,102	(17	) %

Accruing loans past due 90 days or more [2]	$1,580	$1,500	5%
TDRs:
Accruing restructured loans	2,516	1,641	53
Nonaccruing restructured loans[3]	988	913	8
Ratios:
NPLs to total loans	3.80%	4.75%
Nonperforming assets to total loans plus OREO and other repossessed assets	4.38	5.33

[1]

Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

[2]	Includes $1.4 billion and $1.3 billion of loans at September 30, 2010 and December 31, 2009, respectively, which have been guaranteed by governmental entities.
[3]	Nonaccruing restructured loans are included in total nonaccrual/NPLs.

Nonperforming Assets

Nonperforming assets decreased by $1.0 billion, or 17%, during the nine months ended September 30, 2010. The decrease was attributable to a $1.0 billion reduction in NPLs. We attribute the reduction in NPLs to our problem resolution efforts and the continued trend of lower NPL inflows. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the recession and the U.S. housing market correction. Due to the time it takes to complete the foreclosure process (particularly in judicial foreclosure areas such as Florida, where the average period of time to foreclose was approximately 15 months and in many situations has extended beyond 24 months), we have experienced and may continue to experience delays in the resolution of real estate related loans within the nonperforming assets portfolio. Nonetheless, we expect nonperforming assets to decline in the fourth quarter.

Nonperforming commercial loans decreased by $159 million, or 33%, during the nine months ended September 30, 2010. The decrease was driven primarily by loan sales and net charge-offs of existing nonperforming commercial loans, partially offset by the migration of delinquent commercial loans to nonaccrual status.

Nonperforming commercial real estate loans increased by $93 million, or 24%, during the nine months ended September 30, 2010. The increase was attributable to the continued migration of delinquent commercial real estate loans to nonaccrual status, reflecting the ongoing stress in the commercial real estate market. Given conditions in the commercial real estate market, we expect additional stress and credit losses in this portfolio; however, we continue to believe our portfolio will perform comparatively well given its composition and underwriting.

Nonperforming construction loans decreased by $187 million, or 13%, during the nine months ended September 30, 2010, as charge-offs and transfers to OREO exceeded the inflow of new nonaccrual loans. To date, we believe that we have identified a majority of the problem loans in the overall construction loan portfolio and commenced appropriate workout efforts, as evidenced by two straight quarters of declining construction NPLs. However, the extended nature of the foreclosure process, particularly in Florida, has slowed the resolution of many of the loans within this portfolio. At September 30, 2010, 34% of our nonperforming construction loans were Florida-based. While we believe that overall levels will remain elevated, nonperforming residential construction loans are expected to be stable to down in the fourth quarter, offset by modest increases in commercial construction NPLs.

Nonperforming consumer loans increased by $9 million, or 24%, during the nine months ended September 30, 2010. The increase was driven primarily by the migration of delinquent consumer loans to nonaccrual status, largely offset by net charge-offs of existing nonperforming consumer loans during the year. We continue to expect historically elevated loss rates from nonperforming consumer loans.

Nonperforming residential mortgages, which are primarily collateralized by one-to-four family residential properties, decreased by $788 million, or 29%, during the nine months ended September 30, 2010. The decrease was attributable to lower inflows of NPLs, net charge-offs, and the sale of certain residential NPLs in the second quarter of 2010. We continue to expect elevated loss rates on this portfolio. As previously discussed, we have observed an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is attributable to delays in the judicial foreclosure process. Furthermore, legal challenges around certain technical aspects of the judicial foreclosure process have been recently asserted against many of the largest residential mortgage servicers in the United States. As a result, we are reviewing our foreclosure-related processes, procedures and practices. To date, we have not found any issues that would cause us to unilaterally suspend our foreclosure activities. However, we will implement certain technical adjustments to our processes to ensure compliance and avoid delays in the ongoing judicial review of foreclosure documentation. These adjustments are not expected to have a material impact on the resolution of our nonperforming residential mortgage portfolio. Please refer to “Risk Factors,” in Item 1A of Part II of this Form 10-Q for additional discussion or risks related to residential mortgages.

Nonperforming home equity lines were virtually unchanged during the nine months ended September 30, 2010, as the migration of delinquent home equity lines to nonaccrual status was almost completely offset by net charge-offs of existing nonperforming home equity lines during the year. Asset quality metrics for the portfolio remained stable, as the percentages of higher risk lines on nonaccrual status changed relatively little during the quarter. Although employment levels appear to have stabilized, we continue to expect elevated loss rates from this portfolio, due in part to high loss severities.

OREO increased by $25 million, or 4%, during the nine months ended September 30, 2010. The growth consisted of a $33 million increase in residential homes and a $20 million increase in residential construction related properties, partially offset by a net decrease in commercial properties of $28 million. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 53% and 37%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, these properties were re-evaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses.

Other repossessed assets decreased by $28 million, or 36%, during the nine months ended September 30, 2010. The decrease is largely attributable to impairment charges and sales of repossessed assets during the year, partially offset by additional repossessions during the year.

Accruing loans past due ninety days or more increased by $80 million, or 5%, during the nine months ended September 30, 2010. Included in this accruing loan population are $1.4 billion and $1.3 billion of loans at September 30, 2010 and December 31, 2009, respectively, which have been guaranteed by governmental entities.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Such interest income recorded was $10 million for the three months ended September 30, 2010 and 2009, respectively, and $32 million and $25 million for the nine months ended September 30, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $81 million and $102 million for the three months ended September 30, 2010 and 2009, respectively, and $266 million and $268 million for the nine months ended September 30, 2010 and 2009, respectively, would have been recorded.

Troubled Debt Restructurings

In order to maximize the collection of loan balances, we evaluate troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income property, we perform a rigorous and ongoing review that is programmatic in nature. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for further information regarding our accounting policy for TDRs.

Our TDR portfolio is predominately composed of first and second lien residential mortgages and home equity lines of credit. The slowing growth trend in residential real estate TDRs continued as the pace of newly delinquent loans eligible for restructuring decreased. Although there has been an increase in commercial TDRs, particularly within the income property portfolio, commercial TDRs represent only $372 million, or 11%, of our total TDRs. However, we anticipate moderate growth in commercial TDRs in the near term.

We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. The following table displays residential real estate TDRs by modification type and payment status at September 30, 2010.

Troubled Debt Restructurings	Table 14

	Accruing TDRs[1]			Nonaccruing TDRs[1]
(Dollars in millions)	Amount	Current	Delinquent[2]	Amount	Current	Delinquent[2]
Rate reduction	$412	88%	12%	$97	36%	64%
Rate reduction and term extension	1,973	86	14	556	22	78
Other[3]	53	73	27	41	40	60

Total	$2,438	86%	14%	$694	25%	75%

[1]	Table excludes $78 million in accruing commercial TDRs and $294 million in nonaccruing commercial TDRs.
[2]	TDRs considered delinquent for purposes of this table were those at least thirty days past due.
[3]	Primarily consists of extensions and deficiency notes.

We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. Due to the nature of residential real estate lending, once a residential real estate loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it is ultimately repaid in full, or foreclosed and sold. At September 30, 2010, specific reserves included in the ALLL for all residential real estate TDRs (accruing and nonaccruing) were $399 million. In addition, we have recorded to date approximately $196 million in charge-offs on the nonaccruing TDRs and recorded $6 million in mark to market losses on nonaccruing TDRs carried at fair value.

Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Accruing restructured loans increased by $875 million, or 53%, during the nine months ended September 30, 2010. The increase in accruing restructured loans was attributed to a general increase in the number of loan modifications granted, as well as an increase in the number of previously nonaccruing restructured loans meeting sustained repayment performance criteria. Nonaccruing restructured loans increased by $75 million, or 8%, during the nine months ended September 30, 2010, reflecting the overall increase in loan modifications despite such loans not yet meeting the repayment performance criteria. Overall, the performance of accruing TDRs continued to exceed our expectations.

Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $26 million and $16 million for the three months ended September 30, 2010 and 2009, respectively, and $70 million and $34 million for the nine months ended September 30, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $22 million for the three months ended September 30, 2010 and 2009, respectively, and $102 million and $49 million for the nine months ended September 30, 2010 and 2009, respectively, would have been recorded.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Certain financial instruments such as trading securities, derivatives, and securities AFS are required to be carried at fair value. Companies are also permitted to elect to carry specific financial assets and financial liabilities at fair value. Reasons that a company may choose to elect fair value include: (i) to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities, (ii) to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting and/or (iii) to more accurately portray the active and dynamic management of a company’s balance sheet. Based on our balance sheet management strategies and objectives, we have elected to carry certain financial assets and financial liabilities at fair value; these instruments include all, or a portion, of the following: long-term debt, LHFS, brokered deposits, MSRs, trading assets, and a small portion of LHFI.

The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements.

Trading Assets and Liabilities	Table 15

(Dollars in millions)	September 30 2010	December 31 2009
Trading Assets
U.S. Treasury securities	$357	$499
Federal agency securities	444	474
U.S. states and political subdivisions	93	59
RMBS - agency	273	94
RMBS - private	3	6
CDO securities	123	175
ABS	42	51
Corporate and other debt securities	480	466
CP	39	1
Equity securities	217	256
Derivative contracts	3,531	2,610
Trading loans	1,048	289

Total trading assets	$6,650	$4,980

Trading Liabilities
U.S. Treasury securities	$445	$190
Federal agency securities	5	3
Corporate and other debt securities	362	144
Equity securities	-	8
Derivative contracts	1,890	1,844

Total trading liabilities	$2,702	$2,189

Trading Assets and Liabilities

Trading assets increased $1.7 billion, or 34%, since December 31, 2009. This increase was primarily driven by an increase in trading loans and derivative contracts.

Trading loans increased during the nine months ended September 30, 2010 primarily as a result of the resumption of our TRS business. There were no TRS-related trading loans outstanding as of December 31, 2009, but by the end of the third quarter, the business had originated $752 million in outstanding trading loans. The increase in derivative contracts was due to market movements and normal client business activity.

Certain securities were purchased during the fourth quarter of 2007 from affiliates which included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from Company-sponsored securitizations. During the nine months ended September 30, 2010, we recognized approximately $17 million in net market valuation gains related to these securities. Through sales, maturities and write downs, we have reduced our exposure to these distressed assets to approximately $88 million at September 30, 2010. During the nine months ended September 30, 2010, we received approximately $49 million in payments related to these securities and proceeds of approximately $40 million from the sale of one of our acquired SIVs. We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS.

All but a small amount of the remaining acquired asset portfolio consists of one SIV undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of that proceeding. While further losses are possible, our experience reinforces our belief that we have appropriately written these assets to fair value as of September 30, 2010. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets and Liabilities” included in this MD&A for more information.

The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009, as a result of the FINRA ARS investigation discussed further in Note 14, “Contingencies,” to the Consolidated Financial Statements. The amount of ARS recorded in trading assets at fair value totaled $145 million as of September 30, 2010 compared to $176 million as of December 31, 2009. The majority of these ARS are preferred equity securities, and the remaining securities are backed by trust preferred bank debt or student loans.

Trading liabilities increased $513 million, or 23%, since December 31, 2009 due primarily to an increase in U.S. Treasury and corporate and other debt securities that act as a hedge for some of the trading assets we own.

Securities Available for Sale	Table 16

	September 30, 2010		December 31, 2009
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$6,107	$6,380	$5,206	$5,176
Federal agency securities	1,832	1,884	2,734	2,738
U.S. states and political subdivisions	658	680	928	945
RMBS - agency	16,514	17,007	15,704	15,916
RMBS - private	405	364	472	378
ABS	883	893	310	315
Corporate and other debt securities	465	488	505	512
Coke common stock	-	1,756	-	1,710
Other equity securities[1]	857	858	786	787

Total securities AFS	$27,721	$30,310	$26,645	$28,477

[1]

At September 30, 2010, other equity securities included $319 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $177 million in mutual fund investments (fair value). At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $360 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (fair value).

Securities Available for Sale

The securities AFS portfolio is managed as part of the overall asset and liability management process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $30.3 billion as of September 30, 2010, an increase of $1.8 billion, or 6%, from December 31, 2009. Changes in the size and composition of the portfolio during the nine months reflect our efforts to improve overall diversification of the portfolio and to manage our interest rate risk profile. These changes included increasing the size and extending the duration of the U.S. Treasury position, increasing the size of the agency MBS position by adding agency hybrid ARMs, reducing federal agency securities, and purchasing high-quality ABS backed by newly-originated consumer automobile loans. Security sales during the nine months generated $130 million in net realized gains. Due to the high quality and highly liquid nature of the portfolio, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we expect to eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

At September 30, 2010, the carrying value of securities AFS reflected $2.6 billion in net unrealized gains, which were comprised of a $1.8 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $833 million net unrealized gain on the remainder of the portfolio. At December 31, 2009, the carrying value of securities AFS reflected $1.8 billion in net unrealized gains, which were comprised of a $1.7 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $122 million net unrealized gain on the remainder of the portfolio.

For the three months ended September 30, 2010, the average yield on a FTE basis for the securities AFS portfolio declined to 3.32% compared to 4.08% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the average yield on a FTE basis for the securities AFS portfolio declined to 3.25% compared to 4.50% for the nine months ended September 30, 2009. The yield decline was largely due to security maturities, prepayments, and sales, with the proceeds generally reinvested at current lower yields. Additionally, the portfolio’s yield was impacted by the purchase of lower yielding U.S. Treasury securities.

The credit quality of the securities portfolio remained strong at September 30, 2010. Excluding the $2.6 billion of fair value represented by equity securities, $26.6 billion, or 96%, of the remaining $27.7 billion in securities AFS carried an actual or implied AAA rating, the highest possible, as designated by at least one nationally recognized statistical rating organization.

Difficult to Value Financial Assets and Liabilities

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market conditions over the past several years have led to limited or nonexistent trading in certain of the financial asset classes that we have owned. Where available, we obtain third party quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. Recently, we have observed increased trading in certain markets, such as corporate debt markets (both primary and secondary) and markets for SBA instruments, which has provided corroborating evidence for our estimates of fair value.

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

Pricing services and broker quotes were obtained, when available, to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis. Our ability to obtain reasonable and reliable broker quotes or price indications continues to be challenging. Additionally, we have gained an understanding of the information used by third party pricing sources to develop their estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

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

We utilized a cross-functional valuation working group to evaluate the available information pertaining to certain instruments carried at fair value, which have predominantly been certain level 3 instruments, and ultimately develop a consensus estimate of the instrument’s fair value. The process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, and internal cash flow and pricing matrix estimates. While this group continues to function, the instruments within its scope have diminished over time, due primarily to the maturity, redemption or liquidation of many of the original instruments.

We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 17

	As of
(Dollars in millions)	September 30, 2010	December 31, 2009
Trading assets	$301	$390
Securities AFS	1,299	1,322
LHFS	64	151
LHFI	472	449
Other intangible assets [1]	1,072	936
Other assets [2]	114	14

Total level 3 assets	$3,322	$3,262

Total assets	$174,703	$174,165
Total assets measured at fair value	$41,759	$37,915
Level 3 assets as a percent of total assets	1.9%	1.9%
Level 3 assets as a percent of total assets measured at fair value	8.0	8.6
Trading liabilities	$-	$46
Other liabilities 2, [3]	34	48

Total level 3 liabilities	$34	$94

Total liabilities	$151,265	$151,634
Total liabilities measured at fair value	$6,970	$7,161
Level 3 liabilities as a percent of total liabilities	-%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.5	1.3

[1]	MSRs carried at fair value.
[2]	Includes IRLCs.
[3]	Includes derivative related to sale of Visa shares during the second quarter of 2009.

Trading Assets and Securities AFS

Our level 3 securities AFS totals approximately $1.3 billion at September 30, 2010, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $724 million at September 30, 2010. Level 3 trading assets total approximately $301 million at September 30, 2010. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations and investments in SIVs. We also have exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all of the level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable. The majority of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is predominantly secured by 2007 vintage prime first lien mortgage loans; however, there is also exposure to prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007. Level 3 trading assets as of September 30, 2010 and level 3 trading liabilities as of December 31, 2009 consist of the Coke derivative valued at approximately $5 million and $46 million, respectively. See Note 13, “Fair Value Measurement and Election,” to the Consolidated Financial Statements for a detailed discussion regarding level 3 securities and valuation methodologies for each class of securities.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities AFS or trading securities. As of September 30, 2010, the fair value of ARS purchased was approximately $145 million in trading assets and $185 million in securities AFS. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Residual and certain other retained interests classified as securities AFS or trading securities are valued based on indications of market value and/or internal models that incorporate assumptions, such as prepayment speeds, estimated credit losses, and discount rates which are generally not observable in the current markets. For the majority of the non-residual retained interests, we generally attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuations or used to validate outputs from our own proprietary models. We evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

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

We saw a slight decrease in our level 3 trading assets during the nine months ended September 30, 2010 primarily due to sales, paydowns, redemptions, and maturities of securities partially offset by net unrealized mark to market gains and a small amount of purchases. Level 3 securities AFS decreased slightly during the same period primarily due to paydowns and redemptions of securities which were partially offset by net unrealized mark to market gains and additional ARS purchases. There were no transfers of securities AFS or trading assets between level 3 and level 2 during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, we recognized through earnings $16 million and $46 million, respectively, in net gains related to trading assets and securities AFS classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macro-economic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors.

Loans

Level 3 loans are primarily non-agency residential mortgage loans for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the disruption in the non-agency residential loan market, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the mortgage loans. Transfers of certain mortgage loans held for sale into level 3 during 2010 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

During the nine months ended September 30, 2010, we transferred $160 million of NPLs that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the nonperforming portfolio was carried at fair value. There were no similar transfers during the nine months ended September 30, 2009.

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

Overall, the financial impact of the level 3 financial instruments did not have a significant impact on our liquidity or capital. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.

Capital Ratios	Table 18

(Dollars in millions)	September 2010	December 31 2009
Tier 1 capital	$18,040	$18,069
Total capital	21,810	22,895
Risk-weighted assets	132,838	139,380
Tier 1 capital [1]	$18,040	$18,069
Less:
Qualifying trust preferred securities	2,350	2,356
Preferred stock	4,936	4,917
Allowable minority interest	102	104

Tier 1 common equity	$10,652	$10,692

Risk-based ratios:
Tier 1 common equity	8.02%	7.67%
Tier 1 capital	13.58	12.96
Total capital	16.42	16.43
Tier 1 leverage ratio	11.03	10.90
Total shareholders’ equity to assets	13.42	12.94

CAPITAL RESOURCES

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

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

The composition of our capital elements is likely to be impacted by the Dodd-Frank Reform Act in at least two ways over the next several years. First, the Dodd-Frank Reform Act authorizes the Federal Reserve to enact “prudential” capital requirements which may require greater capital levels than presently required and which may vary among financial institutions based on size, risk, complexity, and other factors. We expect the Federal Reserve to use this authority to implement the Basel III Accord capital requirements, although this authority is not limited to the Basel III requirements. See additional discussion of newly proposed Basel III capital rules in the “Executive Overview” section of this MD&A. Second, a portion of the Dodd-Frank Reform Act (sometimes referred to as the Collins Amendment) directs the Federal Reserve to adopt new capital requirements for certain bank holding companies (including SunTrust Banks, Inc.) which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank. We expect that the Federal Reserve will apply these to us over a 3-year period beginning January 1, 2013 and that, as a result, approximately $2.4 billion in principal amount of outstanding Parent Company trust preferred and other hybrid capital securities will no longer qualify for Tier 1 capital treatment at such future time. We will consider changes to our capital structure as these new regulations are published and become applicable to us.

In connection with the SCAP in 2009, our regulators began focusing on Tier 1 common equity which is the portion of Tier 1 capital that is common equity. Tier 1 common equity and the Tier 1 common equity ratio are not determined in accordance with U.S. GAAP and are not defined in federal banking regulations. As a result, our calculation of these measures may be different than those of other financial service companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

Our capital levels remained strong with Tier 1 common equity, Tier 1 capital, and Total capital ratios at 8.02%, 13.58%, and 16.42%, respectively, at September 30, 2010 compared to 7.67%, 12.96%, and 16.43%, respectively, at December 31, 2009.

The increase in Tier 1 common equity and Tier 1 capital ratios was due to stable Tier 1 capital and Tier 1 common equity and the decline in risk weighted assets. Our Total capital ratio was stable as a result of lower risk weighted assets, offset by the tender for subordinated debt that we completed in the third quarter. See additional discussion related to the tender offer in the “Liquidity Risk” section of this MD&A. Our regulatory capital position remains strong relative to current regulatory requirements and the rules recently published by the BCBS that are anticipated to be endorsed by U.S. regulatory agencies.

We declared and paid common dividends totaling $5 million during the three months ended September 30, 2010, or $0.01 per common share, compared to $5 million, or $0.01 per common share, during the same period in 2009. During the nine months ended September 30, 2010, we declared and paid common dividends totaling $15 million, or $0.03 per common share, compared to $78 million, or $0.21 per common share, during the same period in 2009. In addition, we declared dividends payable during the three and nine months ended September 30, 2010 of approximately $2 million and $5 million, respectively, on our Series A preferred stock compared to $2 million and $12 million, respectively, during the same period in 2009. Further, during the three and nine month periods ended September 30, 2010 and September 30, 2009, we declared dividends payable of $61 million and $182 million, in each period, for both years, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury under the TARP. Given our capital position and our current liquidity, we are well positioned to repay TARP when regulatory approval is received.

During the third quarter of 2009, we reduced the common share quarterly dividend to $0.01 per share, per quarter where it remained as of the most recent common share dividend declaration in August 2010. It is not likely that we will increase our dividend until we have returned to sustained profitability and obtained the consent of our applicable regulators as further described below.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s CPP. Generally, we may not pay a regular quarterly cash dividend of more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. Limits also exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at September 30, 2010.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed below.

Goodwill

In 2009, our reporting units were comprised of Retail, Commercial, CRE, Household Lending, CIB, W&IM, and Affordable Housing. In the first quarter of 2009, we wrote off all of the goodwill of the CRE, Household Lending, and Affordable Housing reporting units in connection with our goodwill impairment analysis. In the second quarter of 2010, we changed our business segments. Among other changes, portions of the CIB segment, such as Middle Market, Asset-Based Lending, and Equipment Leasing were moved to the Diversified Commercial Banking segment, resulting in the allocation of approximately $43 million in goodwill from the CIB reporting unit to the Commercial reporting unit, which was renamed the Diversified Commercial Banking reporting unit. The Retail reporting unit was renamed Branch Banking; however, the composition of the reporting unit did not change. Branch Banking is a component of the Retail Banking reportable segment. As of September 30, 2010, the reporting units with goodwill balances are Branch Banking, Diversified Commercial Banking, CIB, and W&IM. See Note 15, “Business Segment Reporting” to the Consolidated Financial Statements for a further discussion of the changes to our reportable segments.

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is applied based on observable multiples from guideline transactions, adjusting to reflect our specific factors, as well as current market conditions. Based on our annual impairment analysis of goodwill as of September 30, 2010, we believe that the fair value for all reporting units is substantially in excess of the respective reporting unit’s carrying value.

Valuation Techniques

In determining the fair value of our reporting units, we primarily use discounted cash flow analyses, which require assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. In addition, we consider guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units.

Growth Assumptions

Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% in 2009 and 2010 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In the annual analysis as of September 30, 2010, the discount rates ranged from 12% to 16%.

Estimated Fair Value and Sensitivities

The estimated fair value of each reporting unit is derived from the valuation techniques described above. The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, marketplace dynamics such as level of short selling, company-specific growth opportunities, and guideline company and guideline transaction information.

Economic and market conditions can vary significantly which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a reasonable period of time. We believe that this volatility may be tied to market sentiment pertaining to the overall banking sector and concerns regarding dilution of common shareholders, rather than the result of company-specific adjustments to cash flows, guideline multiples, or asset values which would have influenced the fair value of reporting units. As a result, the use of market capitalization has become a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplement the market capitalization information with other observable market information that provided benchmark valuation multiples from transactions over a reasonable period.

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

If there is a situation where the carrying value of equity exceeds the estimated fair value, an additional goodwill impairment evaluation is performed which involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill.

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

The size of the implied goodwill is significantly affected by the estimated fair value of loans. The estimated fair value of a loan portfolio is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. Future changes in the fair value of a reporting unit’s net assets could result in future goodwill impairment. For example, to the extent there are significant market risk premiums and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

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

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, Coke common stock, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. The ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.

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

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2010	December 31, 2009
+100	0.6%	- %
-100	0.5%	0.1%

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

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2010	December 31, 2009
+100	0.9%	0.5%
-100	0.4%	(0.3%)

The differences from December 31, 2009 to September 30, 2010 seen above in both the economic and financial reporting perspectives related to a 100 basis point shock is primarily due to interest rates being at or near terminally low levels as well as reaching floors of essentially zero percent in downward rate shocks.

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

As of September 30, 2010, the MVE profile changes from year end with respect to an instantaneous 100 basis point change in rates were primarily a result of the lower interest rate environment.

(Basis Points)	September 30, 2010	December 31, 2009
+100	(3.6%)	(4.2%)
-100	1.1%	2.3%

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

Trading Activities

Under established policies and procedures we manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the three months ended September 30, 2010 and 2009.

(Dollars in millions)	September 30, 2010	September 30, 2009
Average VAR	$8	$23
High VAR	$9	$26
Low VAR	$7	$21

The decrease in VAR for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to sales, paydowns and maturities of illiquid assets. Trading assets net of trading liabilities averaged $3.8 billion and $4.2 billion for the three months ended September 30, 2010 and 2009, respectively. Trading assets net of trading liabilities were $3.9 billion and $4.1 billion at September 30, 2010 and 2009, respectively. Declines in average and ending trading assets net of trading liabilities are primarily due to balance sheet management activities and increased market liquidity. See additional discussion of trading assets and liabilities within the “Trading Assets and Liabilities” section of this MD&A.

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

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves, capacity to borrow from the FHLB system, the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio and the capacity to borrow at the Federal Reserve discount window. As of September 30, 2010, the potential liquidity from these four sources totaled $43.1 billion, which we believe exceeds any contingent liquidity needs.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our allowance for loan losses, earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. On July 27, 2010, Moody’s placed the ratings of SunTrust Banks, Inc. and SunTrust Bank, along with those of nine other regional banks, on review for possible downgrade as a result of the enactment of the Dodd-Frank Reform Act; in Moody’s view, the Dodd-Frank Reform Act decreases the likelihood that these banks would receive extraordinary (systemic) support from the government or regulatory authorities. On November 1, Moody’s concluded its review by downgrading the Bank’s senior long-term and short-term debt ratings by one notch (from A2 to A3 and P-1 to P-2), but confirming (leaving unchanged) most of the Parent Company’s credit ratings (senior long-term at Baa1). The effect of the removal of systemic support assumptions was partially offset by Moody’s decision to upgrade the Bank’s stand-alone bank financial strength rating. Following these actions, Moody’s changed the outlook on all of our credit ratings to “Stable”. Although these actions were very recent, we expect the incremental impact will be immaterial to our business given the upgrade to our stand-alone bank financial strength rating, the “Stable” ratings outlook, the length of time Moody’s ratings review was public and the relative uniformity of Moody’s ratings with those of other credit ratings agencies. See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information.

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars and CP. During the third quarter of 2010, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During the third quarter we purchased, in a public tender, $750 million of the Bank’s subordinated debt securities carried at fair value. Following the tender, we purchased an additional $85 million of these subordinated debt securities in the secondary market. The average rate of the subordinated debt retired was 5.36%. We also retired $250 million of seasoned fixed-rate FHLB advances with an average coupon of 4.82% and a term to maturity of approximately four and a half months.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $117.5 billion as of September 30, 2010, up from $116.3 billion at December 31, 2009. The Bank used core deposit growth to replace some of the $3.3 billion of term wholesale funding which matured during the nine months ended September 30, 2010, bolstering the quality and capacity of the Bank’s already strong liquidity position.

We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding totaled $26.3 billion as of September 30, 2010, down from $28.2 billion as of December 31, 2009. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $8.4 billion as of September 30, 2010, down from $8.9 billion as of December 31, 2009.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, and various capital securities such as common or preferred stock. The Board has authorized the issuance of up to $5.0 billion of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of September 30, 2010, the Bank had capacity to issue $31.9 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing obligations using its present cash balance without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt matured during the nine months ended September 30, 2010 and none is scheduled to mature during the remainder of 2010 and 2011. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. In September 2009 amidst the economic recession and credit market turmoil, we reduced our quarterly common stock dividend to its current level of $0.01 per share. An increase in our quarterly dividend will be dependent upon, among other factors, a sustained return to profitability and the consent of our applicable bank regulators.

Recent Developments. Proposed regulatory standards for bank liquidity continued to evolve during the current quarter. On July 26, the BCBS reached agreement on proposals to strengthen and standardize global liquidity standards. The proposed standards would require us to comply with two new liquidity ratios—the LCR and the NSFR. The LCR is the ratio of a bank’s stock of high-quality liquid assets to estimated net cash outflows during an acute, 30-day stress scenario. The NSFR measures the amount of a bank’s long-term stable funding relative to the liquidity profile of its funded assets and the potential for contingent liquidity needs arising from off-balance sheet commitments.

Our regulators have not yet adopted these standards and the BCBS’s recommended adoption dates are January 1, 2015 for the LCR and January 1, 2018 for the NSFR. We expect these standards will continue to evolve in the coming months, making it difficult to quantify precisely the costs and other business impacts of these proposed measures at this time. In general, however, these standards may lead to changes in our funding structure and/or investment portfolio.

Other Liquidity Considerations. As detailed in Table 19, we had an aggregate potential obligation of $68.4 billion to our clients in unused lines of credit at September 30, 2010. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. At December 31, 2009, the Bank had unused lines of credit issued in support of Three Pillars as shown in the CP conduit line in Table 19. During the quarter ended March 31, 2010 we consolidated Three Pillars. Therefore, as of September 30, 2010, the amount of the CP conduit line depicted in Table 19 represents the unused lines of credit that Three Pillars has extended to its clients, as opposed to the lines of credit that the Bank has extended to Three Pillars, which are still legally outstanding. For more information about Three Pillars, see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

We also had $6.9 billion in letters of credit as of September 30, 2010, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $4.4 billion of these letters as of September 30, 2010 supported VRDOs. Our lines and letters of credit have declined since December 31, 2009 due to our decision to reduce exposure to certain higher risk areas, as well as due to clients’ decision not to renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital.

As of September 30, 2010, our cumulative UTBs amounted to $107 million. Interest related to UTBs was $34 million as of September 30, 2010. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Unfunded Lending Commitments	Table 19

(Dollars in millions)	September 30, 2010	December 31, 2009
Unused lines of credit
Commercial	$34,414	$35,028
Mortgage commitments[1]	13,673	12,227
Home equity lines	13,968	15,208
CRE	1,440	1,922
CP conduit	1,375	3,787
Credit card	3,576	3,946

Total unused lines of credit	$68,446	$72,118

Letters of credit
Financial standby	$6,692	$8,778
Performance standby	103	140
Commercial	63	83

Total letters of credit	$6,858	$9,001

[1]	Includes $7 billion and $3 billion in IRLCs accounted for as derivatives as of September 30, 2010 and December 31, 2009, respectively.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of January 1, 2010, we designated at fair value the remaining MSR portfolio of $604 million being carried at LOCOM. Upon designating the remaining MSRs at fair value, we increased the carrying value of these MSRs by $145 million and recorded an increase in retained earnings, net of taxes, of $89 million. The decision to designate the MSR portfolio at fair value, key economic assumptions, and the sensitivity of the current fair value of the MSRs as of September 30, 2010 is discussed in greater detail in Note 5, “Goodwill and Other Intangible Assets,” and Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The MSRs being carried at fair value total $1.1 billion and $936 million as of September 30, 2010 and December 31, 2009, respectively, and are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with a fair value of $64 million and $206 million, at the time of origination, during the three months ended September 30, 2010 and 2009, respectively, bringing the total new production during the nine month periods to $198 million and $586 million, respectively. We recorded a decrease in fair value of $290 million and $65 million for the three months ended September 30, 2010 and 2009, respectively, and a decrease in fair value of $810 million and an increase of $10 million for the nine months ended September 30, 2010 and 2009, respectively, including “decay” resulting from the realization of expected monthly net servicing cash flows.

We recorded income in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $25 million (including decay of $49 million) and $2 million (including decay of $20 million) for the three months ended September 30, 2010 and 2009, respectively, inclusive of the mark to market adjustments on the related hedges. During the nine months ended September 30, 2010 and 2009, we recorded a loss in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $26 million (including decay of $167 million) and $2 million (including decay of $60 million), respectively, inclusive of the mark to market adjustments on the related hedges.

We also recorded an impairment recovery in the Consolidated Statements of Income/(Loss) of $188 million during the nine months ended September 30, 2009, related to MSRs carried at LOCOM at the time.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. During the nine months ended September 30, 2010, we terminated $250 million in fixed rate FHLB advances that were due to mature in 2011, a $500 million FHLB advance that was scheduled to mature during the first quarter of 2012 and $400 million in FHLB advances that were scheduled to mature during the second quarter of 2012. Additionally, we performed a cash tender offer to purchase $750 million aggregate principal amount of our outstanding subordinated debt securities carried at fair value that were to mature between 2015 and 2020. Following the tender offer, we repurchased an additional $85 million of these subordinated debt securities in the secondary market. Furthermore, during the nine months ended September 30, 2010, $300 million of subordinated fixed rate debt carried at fair value matured. During the nine months ended September 30, 2010 we received a new FHLB advance of $500 million that is scheduled to mature during the first quarter of 2011. There are no other significant updates to our contractual commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2009.

BUSINESS SEGMENTS

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

In 2009 and the first quarter of 2010, we utilized four business segments to measure business activities: Retail and Commercial, CIB, Household Lending, and W&IM, with the remainder in Corporate Other and Treasury. We announced certain organizational changes at the end of the first quarter of 2010 which became effective in the second quarter of 2010, and these resulted in changes to our business segments. The Company’s new segment reporting structure is as follows: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, W&IM, and Corporate Other and Treasury.

The following table for our reportable business segments compares net income/(loss) for the three and nine months ended September 30, 2010 to the same periods in 2009. Prior periods have been restated to conform to the current period’s presentation.

Net Income/(Loss)	Table 20

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)(Unaudited)	2010	2009	2010	2009
Retail Banking	$49	($6)	$110	($173)
Diversified Commercial Banking	61	51	142	107
CRE	(113)	(141)	(245)	(474)
CIB	108	2	208	76
Mortgage	(104)	(257)	(646)	(708)
W&IM	38	30	117	87
Corporate Other and Treasury	77	110	308	269
Reconciling Items	39	(106)	9	(499)

The following table for our reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2010 to the same periods in 2009. Prior periods have been restated to conform to the current period’s presentation.

Average Loans and Deposits	Table 21

	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)(Unaudited)	2010	2009	2010	2009
Retail Banking	$33,325	$32,975	$75,279	$73,587
Diversified Commercial Banking	22,131	24,410	17,736	18,181
CRE	9,287	12,101	1,436	2,058
CIB	11,307	12,256	6,868	5,259
Mortgage	29,044	29,486	3,440	3,226
W&IM	8,041	8,282	11,735	11,463
Corporate Other and Treasury	243	287	855	755

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
	2010	2009	2010	2009
Retail Banking	$32,852	$33,440	$74,715	$72,645
Diversified Commercial Banking	22,504	24,888	18,418	16,659
CRE	10,016	12,717	1,592	1,799
CIB	11,062	13,688	6,424	5,884
Mortgage	28,865	29,815	2,881	3,264
W&IM	8,079	8,332	11,525	10,938
Corporate Other and Treasury	252	198	822	757

BUSINESS SEGMENT RESULTS

Retail Banking

Retail Banking’s net income for the nine months ended September 30, 2010 was $110 million, an increase of $283 million, compared to a net loss of $173 million in the same period 2009. The increase in net income is primarily due to higher net interest income, lower provision for credit losses, and lower expenses due to the recognition of a non-cash goodwill impairment charge in the first quarter of 2009.

Net interest income was $1.9 billion, an increase of $166 million, or 10%, from the same period in 2009, primarily due to increased loan and deposit spreads as well as higher average deposit balances. Average loan balances declined $0.6 billion, or 2%, with decreases in equity lines, residential mortgages, and business banking loans. Partially offsetting these decreases were increases in student as well as indirect auto loans primarily due to the purchase of a $741 million high-quality consumer auto loan portfolio in the third quarter of 2010. Loan-related net interest income increased $53 million, or 9%, compared to the prior year as increased loan spreads more than offset the decline in average loan balances. Average deposit balances increased $2.1 billion, or 3%. Favorable mix trends continued as relatively low cost average deposit balances increased, but were partially offset by a $4.7 billion, or 18% decline in average time deposits. Deposit-related net interest income increased $108 million, or 8%, as a result of the increase in overall average deposit balances, the more favorable product mix, and higher spreads on money market accounts.

Provision for credit losses was $765 million, a decrease of $177 million, or 19%, over the same period in 2009 primarily driven by a $111 million decrease in equity line net charge-offs and a $41 million decrease in indirect installment loan net charge-offs. This is the fourth sequential quarter of decreases in net charge-offs since a peak in the third quarter of 2009.

Total noninterest income was $856 million, essentially flat compared to the first nine months of 2009. Interchange and ATM card fees increased a combined $45 million, or 19%, primarily due to the increase in the number of accounts and transactions. Service charges on deposits decreased $39 million, or 8%, driven by lower NSF/overdraft fees from Regulation E changes requiring clients to opt in to certain account transaction services that went into effect in August of this year and the revised overdraft fee structure that went into effect in July of this year.

Total noninterest expense was $1.8 billion, down $109 million, or 6%, compared to the same period in 2009. The decline was primarily driven by a $173 million non-cash goodwill impairment charge that was recognized in the first quarter of 2009. The decrease was partially offset by a $25 million increase in FDIC expense, a $10 million increase in advertising, and a $34 million increase in primarily technology and operational related corporate expenses.

Diversified Commercial Banking

Diversified Commercial Banking reported net income of $142 million for the nine months ended September 30, 2010, an increase of $35 million, or 33%, compared to the same period 2009. The increase in net income was primarily due to higher net interest income driven by increased loan spreads and higher average deposit balances.

Net interest income was $479 million, a $59 million, or 14%, increase from the same period in 2009. Average loan balances declined $2.4 billion, or 10%, with decreases in commercial loans, leasing, and commercial real estate loans, partially offset by increases in tax-exempt loans and nonaccrual loans. Loan-related net interest income increased $27 million, or 10% as increased loan spreads more than offset decreased average loan balances. Average deposits increased $1.8 billion, or 11%, from the same period in 2009. Low cost commercial demand deposits increased $1.0 billion, while NOW and money market accounts also increased $1.0 billion and $0.5 billion respectively. These increases were partially offset by a $0.8 billion decrease in time deposits. Deposit-related net interest income increased $26 million, or 13%, primarily due to the increase in deposit balances and a modest increase in overall deposit spreads.

Provision for credit losses was $88 million, an increase of $3 million, or 3%, from the same period in 2009. Increases in commercial domestic, commercial real estate loans, and consumer mortgage loan net charge-offs were offset by declines in lease financing, auto dealer floor plan, and tax-exempt net charge-offs.

Total noninterest income was $166 million, a decrease of $15 million, or 9%, from the same period in 2009. Service charges on deposits decreased $4 million driven by lower commercial deposit analysis fees while letters of credit fees decreased $3 million. Additional decreases in deposit sweep fees and lower leasing revenues were offset by an increase in loan fees and sales and referral credits.

Total noninterest expense was $330 million, down $18 million, or 5%, over the same period in 2009, primarily due to decreases in shared corporate expense. Total staff expense decreased $4 million while an increase in other real estate expense was offset by a decrease in operating losses. Allocated operations, support, and overhead expenses decreased $19 million driven by a decrease in credit and technology costs.

Commercial Real Estate

CRE reported a net loss of $245 million for the nine months ended September 30, 2010, compared to the net loss of $474 million for the same period in 2009. The decrease in net loss was primarily related to impairment charges taken in 2009 partially offset by higher provision for credit losses and higher credit-related expenses.

Net interest income was $122 million, a $9 million, or 7%, decrease from the same period in 2009. Average loan balances declined $2.7 billion, or 21%, largely resulting from decreases in real estate construction, mini-perms and other real estate related loans. Loan-related net interest income decreased $17 million, or 13%, as a modest increase in loan spreads was more than offset by the decrease in average balances. Average customer deposit balances declined $0.2 billion, or 11% driven by decreases in money market accounts and time deposits. Deposit-related net interest income decreased $3 million, primarily due to the decrease in the relative value of demand deposits. Lower funding costs on non-earning assets including Affordable Housing assets and intangibles were partially offset the negative variances in earning asset and deposit-related net interest income.

Provision for credit losses was $344 million, an $80 million increase over the same period in 2009, due to an increase in real estate lending net charge-offs partially due to larger credit workouts.

Total noninterest income was $61 million, a decrease of $10 million, or 14%, from the same period in 2009. The decrease was primarily Affordable Housing-related revenue, with smaller declines in letters of credit and service charges on deposits.

Total noninterest expense was $333 million, a decrease of $272 million, or 45%, over the same period in 2009. The decline was primarily driven by a $299 million reduction in non-cash goodwill impairment charges taken in the first quarter of 2009. Credit-related expenses including collections and other real estate expense increased $50 million but were offset by a $28 million decrease in impairment charges in 2009 related to Affordable Housing properties.

Corporate and Investment Banking

CIB’s net income for the nine months ended September 30, 2010 was $208 million, an increase of $133 million, compared with the same period in 2009, primarily due to lower provision for credit losses.

Net interest income was $274 million, an increase of $50 million, or 22%, from the prior year primarily driven by higher loan and deposit spreads. Average loan balances decreased $2.6 billion, or 19%, primarily due to the continued reduction in line of credit utilization by large corporate clients, partially offset by approximately $1.6 billion of incremental loans as the result of the January 1, 2010 consolidation of Three Pillars, our commercial paper conduit. Although utilization rates were down from the prior year, recent trends are stable. Loan-related net interest income increased $30 million, or 21%, including $21 million related to the aforementioned off-balance sheet consolidation while loan spreads also increased. Total average customer deposits increased $0.5 billion, or 9%, as an increase in NOW accounts more than offset the decline in time deposits. Customer deposit-related net interest income increased $16 million, or 30%, due to an increase in the overall deposit spreads related to a more favorable deposit mix as well as the increase in average balances.

Provision for credit losses was $37 million, a decrease of $199 million, over the same period in 2009. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.

Total noninterest income was $447 million, a decrease of $50 million, or 10%, over the prior year. The decline was driven by declines in treasury management fees, derivative revenue, fixed income sales and trading revenues, and lower equity offering fees. Those decreases were partially offset by higher loan commitment fees, merger & acquisition fees, loan syndication fees, and lower reserves on private equity investments. In addition, $21 million of fee revenue was recorded in net interest income in 2010 versus noninterest income, due to the consolidation of Three Pillars.

Total noninterest expense was $351 million, a decrease of $13 million, or 4%. The decline was primarily due to reserves recorded on unfunded liquidity facilities during the first nine months of 2009 as unfunded commitments have been recorded in provision for credit losses beginning in the fourth quarter of 2009. In addition, the decrease was due to lower operating costs on loan and treasury management products, partially offset by an increase in staff expense.

Mortgage

Mortgage reported a net loss of $646 million for the nine months ended September 30, 2010 compared with a net loss of $708 million in 2009, a $62 million improvement in earnings. The improvement was driven by the goodwill impairment recognized in 2009 and higher servicing income, partially offset by higher credit-related costs and lower production income.

Net interest income was $321 million for the nine months ended September 30, 2010, down $72 million, or 18%, primarily due to lower net interest income on loans held for sale and deposits. Loans held for sale declined $2.6 billion, or 52%, while the related net interest income decreased $84 million, or 54%. Consumer mortgages declined $1.4 billion, or 5%, while higher spreads resulted in an increase of $20 million in net interest income. Average nonaccrual loans and restructured loans increased $1.0 billion while net interest income increased $13 million. Deposits declined $0.4 billion, or 12%, while the related net interest income decreased $12 million, or 12%.

Provision for credit losses increased $128 million, or 15%. The increase was primarily due to specific actions taken in the first quarter of 2010 which resulted in additional charge-offs recognized on severely delinquent residential mortgage NPLs primarily in Florida, as well as $51 million in additional charge-offs related to the $211 million loans that were reclassified to LHFS and subsequently were sold.

Noninterest income was down $299 million primarily due to lower production income. Mortgage loan production income declined $363 million, or 84%, driven by lower loan production and higher loan repurchase reserves. Loan originations were $20.6 billion, a decrease of 51% from 2009. Mortgage servicing income was up $41 million due to increased servicing fee income. During the nine months ended September 30, 2009 we recorded a $189 million MSR impairment recovery which was mostly offset by MSR amortization in 2009 and improved hedge performance in 2010. Beginning in 2010, all MSRs are carried at fair value. Total loans serviced at September 30, 2010 were $176.6 billion compared with $177.6 billion at September 30, 2009, a 1% decline.

Total noninterest expense was down $348 million primarily due to a $279 million goodwill impairment charge recorded in the first quarter of 2009. Total staff expense decreased $82 million primarily due to lower commission expense resulting from lower loan production while allocated credit and technology costs also increased $35 million.

Wealth and Investment Management

W&IM’s net income for the nine months ended September 30, 2010 was $117 million, an increase of $30 million, or 35%, compared to the same period in 2009. The increase in net income was primarily due to an increase in net interest income and higher trust and trading income partially offset by an increase in incentive compensation associated with revenue growth.

Net interest income was $328 million, an increase of $37 million, or 13%, driven mostly by an increase in deposit-related net interest income. Average loan balances declined $0.3 billion, or 3%, with decreases in construction, commercial, residential mortgages, and consumer direct loans partially offset by increases in commercial real estate and home equity lines. Loan-related net interest income increased $11 million, or 11%, as higher loan spreads more than offset the decrease in average loan balances. Average customer deposits increased $0.6 billion, or 5%, as demand deposits increased $0.2 billion, or 10%. Money market account average balances increased $1.3 billion, or 50%, while time deposits decreased $0.7 billion, or 30%, and NOW accounts decreased $0.3 billion, or 7%. Deposit-related net interest income increased $21 million, or 10%, due to the combination of higher average balances and improved deposit spreads due to a more favorable product mix.

Provision for credit losses was $44 million, a decrease of $17 million, or 28%, due to decreases in both consumer and commercial loan net charge-offs.

Total noninterest income was $579 million, an increase of $32 million, or 6%. Trust income increased $21 million, or 6%, primarily due to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower money market mutual fund revenue. Trading income increased $15 million due to higher valuations on trading assets while insurance income increased $6 million, or 54%. These increases were partially offset by a $12 million, or 8%, decline in retail investment income primarily driven by lower fixed annuity revenue partially offset by increased recurring brokerage revenue and increased transactional revenue from variable annuities and mutual fund sales.

As of September 30, 2010, assets under management were approximately $107.9 billion compared to $114.3 billion as of September 30, 2009. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. September 30, 2010 assets under management reflect the transition of approximately $11 billion of money market mutual fund assets to Federated Investment, Inc. in the third quarter of 2010. The final transition of money market mutual fund assets to Federated Investors, Inc. will take place in the fourth quarter of 2010 upon final closing of the transaction. SunTrust’s total assets under advisement were approximately $195.7 billion, which includes $107.9 billion in assets under management, $44.7 billion in non-managed trust assets, $33.9 billion in retail brokerage assets, and $9.2 billion in non-managed corporate trust assets.

Total noninterest expense was $672 million, an increase of $36 million, or 6%. The increase was primarily due to a $23 million, or 6% increase in staff expense driven by incentive compensation associated with revenue growth. Other staff, customer development, as well as volume and transactional related expenses also increased.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the nine months ended September 30, 2010 was $308 million, an increase of $39 million, or 15%, compared to the same period in 2009. The increase was mainly due to increased securities gains and a decrease in noninterest expense due to a special FDIC insurance assessment recorded in the second quarter of 2009.

Net interest income was $325 million, an increase of $11 million, or 3%, over the same period in 2009. An increase in income from hedges employed as part of an overall interest rate risk management strategy were mostly offset by a decrease in net earnings on the investment portfolio. Total average assets increased $7.2 billion, or 28%, primarily due to net purchases of investment securities and an increase in other assets due to the prepayment of FDIC assessments. Total average deposits decreased $3.8 billion, or 63%, primarily due to decrease in brokered deposits, as we reduced our reliance on wholesale funding sources in conjunction with solid consumer and commercial deposit growth.

Total noninterest income was $202 million, an increase of $58 million, or 40%. Trading gains increased $100 million primarily due to reduced mark to market valuation losses on our debt instruments carried at fair value. Gains on the sale of securities also increased $76 million compared to 2009. These increases were offset by a $112 million gain on Visa Class B shares recorded in the second quarter of 2009.

Total noninterest expense decreased $39 million compared to the same period in 2009. The decrease in expense was primarily due to the $78 million FDIC special assessment in 2009. This decrease was partially offset by a $52 million increase in debt extinguishment expenses.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the Company amends two existing risk factors to reference additional information.

First, the Company amends its existing risk factor regarding credit ratings. That risk factor, as amended, is as follows:

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Although our issuer ratings are still rated investment grade by the major rating agencies, those ratings were downgraded during 2009 and 2010 by the major rating agencies. These rating agencies regularly evaluate us and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

In addition, on November 1, 2010, Moody’s removed all systemic support assumptions from SunTrust’s ratings while at the same time upgrading SunTrust’s stand-alone bank financial strength rating. The combination of these two actions resulted in the confirmation of SunTrust Banks, Inc.’s senior credit ratings at Baa1/P 2. However, the combination of the removal of systemic support assumptions and the upgrade of the stand-alone bank financial strength rating did lead to a one-notch downgrade of the long-term and short-term senior credit ratings for SunTrust Bank from A2/P 1 to A3/P-2, respectively. Moody’s concurrently upgraded the outlook for SunTrust’s ratings from “Negative” to “Stable”. This ratings action concludes Moody’s review of its systemic support assumptions for certain banks following the passage of the Dodd-Frank Reform Act.

Moody’s downgrade relates to their previous announcement on July 27, 2010 that as a result of the passage of the Dodd-Frank Reform Act, Moody’s would reconsider its systemic support assumption for ten regional banks, including SunTrust, whose ratings were lifted through the recent financial crisis but may not be considered systemically supported outside of the crisis. Moody’s analysis has previously included an assumption that some banks will receive extraordinary support from regulators because they are deemed systemically important. Our credit ratings remain on “Stable” outlook with S&P, DBRS, and Fitch, in addition to Moody’s. Additional downgrades are possible although not anticipated given the “Stable” outlook from all four rating agencies.

Second, the Company amends its existing factor regarding certain aspects of mortgage lending. That risk factor, as amended, is as follows:

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our results of operations. We are also subject to risks related to delays in the foreclosure process.

We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. We have received an increased number of repurchase and indemnity demands from purchasers as a result of borrower fraud. This increase in repurchase demands has resulted in an increase in the amount of accrued losses for repurchases. While we have taken steps to enhance our underwriting policies and procedures, these steps likely will not be effective or reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, our results of operations may be adversely affected.

When we originate a mortgage loan, we do so with the expectation that if the borrower defaults then our ultimate loss is mitigated by the value of the collateral which secures the mortgage loan. Our ability to mitigate our losses on such defaulted loans depends upon our ability to promptly foreclose upon such collateral after an appropriate cure period. In some states, the large number of foreclosures which have occurred has resulted in delays in foreclosing. In addition, certain parties have discussed a mandatory moratorium to stop foreclosures. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[4]
January 1-31	-	-	-	30,000,000	-	-	-	9,469,530
February 1-28	-	-	-	30,000,000	-	-	-	9,469,530
March 1-31	-	-	-	30,000,000	-	-	-	9,469,530

Total first quarter 2010	-	-	-		-	-	-

April 1-30	-	-	-	30,000,000	-	-	-	9,469,530
May 1-31	-	-	-	30,000,000	-	-	-	9,469,530
June 1-30	-	-	-	30,000,000	-	-	-	9,469,530

Total second quarter 2010	-	-	-		-	-	-

July 1-31	-	-	-	30,000,000	-	-	-	9,469,530
August 1-31	-	-	-	30,000,000	-	-	-	9,469,530
September 1-30	-	-	-	30,000,000	-	-	-	9,469,530

Total third quarter 2010	-	-	-		-	-	-

Total year-to-date 2010	-	-	-		-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

Includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2010, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

[3]	On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.
[4]

The Company may repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. The amount disclosed reflects the maximum number of Series A Preferred Shares which the Company may repurchase at par under this authority assuming it is used solely to repurchase Series A Preferred Stock, although only 6,900,426 shares of Series A Preferred Stock remain outstanding as of September 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(Removed and Reserved).

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

	Description	Sequential Page Number

3.1	Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.	*

3.2	Bylaws of the Registrant, as amended and restated on March 4, 2010, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2010.	*

10.1	Form of CPP Long Term Restricted Stock Award Agreement (2-year vesting) under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

31.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of November, 2010.

SunTrust Banks, Inc. (Registrant)

/s/ Thomas E. Panther
Thomas E. Panther Senior Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)