Form 10-K
period 2010-12-31
SUNTRUST BANKS INC
filed 2011-02-25
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2010 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2010 was approximately $11.6 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At February 7, 2011, 500,491,137 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2011 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 26, 2011 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.

AFS — Available for sale.

ALCO — Asset/Liability Management Committee.

ALLL — Allowance for loan and lease losses.

Alt-A — Alternative A-paper.

AOCI — Accumulated other comprehensive income.

ARM — Adjustable rate mortgages.

ARRA — The American Reinvestment and Recovery Act of 2009.

ARS — Auction rate securities.

ASC — FASB Accounting Standard Codification.

ASU — Accounting standards update.

ATE — Additional termination event.

ATM — Automated teller machine.

Bank — SunTrust Bank.

BCBS — Basel Committee on Banking Supervision.

Board — The Company’s Board of Directors.

CDO — Collateralized debt obligation.

CD — Certificate of deposit.

CDS — Credit default swaps.

CFPB — Bureau of Consumer Financial Protection.

CIB — Corporate and Investment Banking.

Class B shares — Visa Inc. Class B common stock.

CLO — Collateralized loan obligation.

CMBS — Commercial mortgage-backed securities.

Coke — The Coca-Cola Company.

Company — SunTrust Banks, Inc.

CORO — Corporate Operational Risk Officer.

CP — Commercial paper.

CPP — Capital Purchase Program.

CRA — Community Reinvestment Act of 1977.

CRC — Corporate Risk Committee.

CRE — Commercial Real Estate.

CRO — Chief Risk Officer.

CRM — Corporate Risk Management.

CSA — Credit support annex.

DDA — Demand deposit account.

DBRS — Dun and Bradstreet, Inc.

i

DGP — Debt Guarantee Program.

DIF — Deposit Insurance Fund.

Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

EAPMC — Earning Asset/Portfolio Management Committee.

EESA — The Emergency Economic Stabilization Act of 2008.

EPS — Earnings per share.

ERISA — Employee Retirement Income Security Act of 1974.

EURIBOR — Euro Interbank Offered Rate.

Exchange Act — Securities Exchange Act of 1934.

FASB — Financial Accounting Standards Board.

FDIA — Federal Deposit Insurance Act.

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

FINRA — Financial Industry Regulatory Authority.

Fitch — Fitch Ratings Ltd.

FTE — Fully taxable-equivalent.

First Mercantile — First Mercantile Trust Company.

FVO — Fair value option.

GB&T — GB&T Bancshares, Inc.

GBP — Great Britain Pound.

GenSpring — GenSpring Family Offices, LLC.

GLB Act — Gramm-Leach-Bliley Act.

GSE — Government-sponsored enterprise.

HUD — U.S. Department of Housing and Urban Development.

IIS — Institutional Investment Solutions.

Inlign — Inlign Wealth Management, LLC.

IPO — Initial public offering.

IRLC — Interest rate lock commitments.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Associations Master Agreement.

LCR — Liquidity coverage ratio.

Lehman Brothers — Lehman Brothers Holdings, Inc.

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

LTI — Long-term incentive.

LTV — Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MIP — Management Incentive Plan.

MMMF — Money market mutual funds.

Moody’s — Moody’s Investors Service.

MSR — Mortgage servicing right.

MVE — Market value of equity.

NCF — National Commerce Financial Corporation.

NOL — Net operating loss.

NOW — Negotiable order of withdrawal account.

NPL — Nonperforming loan.

NRSRO — Nationally Recognized Statistical Rating Organization.

NSF — Non-sufficient funds.

NSFR — Net stable funding ratio.

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

RMBS — Residential mortgage-backed securities.

ROA — Return on average total assets.

ROE — Return on average common shareholders’ equity.

S&P — Standard and Poor’s.

SBA — Small Business Administration.

SCAP — Supervisory Capital Assessment Program.

SEC — U.S. Securities and Exchange Commission.

Seix — Seix Investment Advisors, Inc.

SEO — Senior executive officers.

SERP — Supplemental Executive Retirement Plan.

SIV — Structured investment vehicles.

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

TransPlatinum — TransPlatinum Service Corp.

TRS — Total return swaps.

Twin Rivers — Twin Rivers Insurance Company.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTB — Unrecognized tax benefits.

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

Primary Market Areas

Through its principal subsidiary, SunTrust Bank, the Company provides deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services, and credit-related insurance. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. SunTrust operated under the following business segments during 2009 and in the first quarter of 2010. These business segments were: Retail and Commercial, CIB, Household Lending, W&IM, and Corporate Other and Treasury. The Company announced certain organizational changes at the end of the first quarter of 2010, which became effective in the second quarter of 2010 and resulted in the following business segments: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, W&IM, and Corporate Other and Treasury. In addition, SunTrust provides clients with a selection of technology-based banking channels, including the internet, ATMs, and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies.

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

During 2010, the Company’s W&IM business transferred $14.1 billion in money market funds into funds managed by Federated Investors, Inc. During 2009, W&IM completed three acquisitions of family office enterprises: Epic Advisors, Inc; a division of CSI Capital Management; and Martin Kelly Capital Management LLC. We completed the sale of our minority interest in Lighthouse Investment Partners on January 2, 2008, and effective May 1, 2008, we acquired GB&T. On May 30, 2008, we sold our interests in First Mercantile, a retirement plan services subsidiary. Moreover, on September 2, 2008, we sold our fuel card business, TransPlatinum, to Fleet One Holdings LLC. Additional information on these and other acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating of the CFPB to regulate consumer financial products and services; (ii) creating of the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (ix) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. These changes have profoundly impacted our policies and procedures and will likely continue to do so as regulators adopt enacted regulations going forward in accordance with the time table for enacting regulations set forth in the Dodd-Frank Act.

In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank/financial holding companies and their bank and non-bank subsidiaries. We cannot predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. Under the Dodd-Frank Act, the FDIC has the authority to liquidate certain financial holding companies that are determined to pose significant risks to the financial stability of the U.S. (“covered financial companies”). Under this scenario, the FDIC would exercise broad powers to take prompt corrective action to resolve problems with the covered financial company. Details of this process, and the rights of shareholders and creditors of covered financial companies, are currently being formulated. The FDIC may make risk-based assessments of all bank holding companies with total consolidated assets greater than $50 billion to recover losses incurred by the FDIC in exercising its authority to liquidate covered financial companies.

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill (net of any qualifying deferred tax liability) and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Under the Dodd-Frank Act, trust preferred securities that formerly constituted Tier 1 capital will no longer be included in Tier 1 capital after a three-year phase-in period which begins January 1, 2013. Moreover, capital requirements for bank holding companies and banks change frequently and these changes are often linked to decisions made by the BCBS of the Bank for International Settlements. Capital requirements applicable to bank holding companies and banks may increase in the near-future as a result of the Dodd-Frank Act and initiatives of the BCBS.

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

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. For instance, in connection with the SCAP, our regulators began focusing on “Tier 1 common equity,” which is the proportion of Tier 1 capital that is common equity, and the Tier 1 common equity ratio continues to be a factor which regulators examine in evaluating the safety and soundness of financial institutions.

Capital Framework and Basel III

In December 2009, the BCBS issued two consultative documents proposing reforms to bank capital and liquidity regulation. The BCBS’s capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital.

The Basel III capital framework, among other things:

•

introduces as a new capital measure Tier 1 Common Equity, specifies that Tier 1 capital consists of Tier 1 Common Equity and “Additional Tier 1 capital” instruments meeting specified requirements, defines Tier 1 Common Equity narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to Tier 1 Common Equity and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:
¡

as a newly adopted international standard, a minimum ratio of Tier 1 Common Equity to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Tier 1 Common Equity ratio as that buffer is phased in, effectively resulting in a minimum ratio of Tier 1 Common Equity to risk-weighted assets of at least 7%);

¡

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

¡

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

¡

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a Tier 1 Common Equity add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Tier 1 Common Equity to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

•	3.5% Tier 1 Common Equity to risk-weighted assets;
•	4.5% Tier 1 capital to risk-weighted assets; and
•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to Tier 1 Common Equity. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Common Equity to the extent that any one such category exceeds 10% of Tier 1 Common Equity or all such categories in the aggregate exceed 15% of Tier 1 Common Equity.

Implementation of the deductions and other adjustments to Tier 1 Common Equity will begin on January 1, 2014 and will be phased in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid 2011 with final adoption of implementing regulations in mid 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on “globally systemically important financial institutions,” which we expect will apply to us. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. We believe our current capital levels already exceed the Basel III capital requirement, including the capital conservation buffer. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards. We intend to comply with those requirements when announced as they may apply to us.

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the LCR, is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the NSFR, is designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In order to comply with these requirements, banks will take a number of actions which may include increasing their asset holdings of U.S. Treasury securities and other sovereign debt, increasing the use of long-term debt as a funding source and adopting new business practices that may limit the provision of liquidity to clients. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Other Regulation

There are various legal and regulatory limits on the extent to which the Company’s subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the average balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Pursuant to the Dodd Frank Act, the FDIC is in the process of revising its methodology for assessing insurance premiums. In 2011, we expect that the FDIC will assess deposit insurance premiums on the basis of a depository institution’s average consolidated net assets and not its deposits. We also expect that in 2011 the FDIC will introduce a revised methodology for computing the rate at which each depository institution is assessed insurance premiums based on a variety of factors. The FDIC insures interest–bearing deposits accounts up to $250,000, and until December 31, 2012 it insures non-interest bearing deposit accounts on an unlimited basis.

On November 12, 2009, the FDIC voted to approve a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s quarterly risk-based deposit insurance assessment will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $925 million at that time.

FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

The Dodd-Frank Act created the CFPB, which is separated into five units: Research, Community Affairs, Complaint Tracking and Collection, Office of Fair Lending and Equal Opportunity, and Office of Financial Literacy. The Bureau has broad power to adopt new regulations to protect consumers, which power it may exercise at its discretion and so long as it advances the general concept of the protection of consumers. In particular, such regulations may further restrict the Company’s banking subsidiary from collecting overdraft fees or limit the amount of overdraft fees that may be collected by the Company’s banking subsidiary beyond the limits imposed by the 2009 amendments to Regulation E discussed below.

On November 12, 1999, financial modernization legislation known as the GLB Act was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, the Company and all of its affiliated depository institutions must be “well-capitalized,” “well-managed,” and have at least a satisfactory CRA rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities.

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

The Patriot Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-U.S. persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to enhance our anti-money laundering compliance programs.

In 2009, the Federal Reserve adopted amendments to its Regulation E that restricts our ability, beginning in July of 2010, to charge our clients overdraft fees for ATM and everyday debit card transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the banking subsidiary to collect overdraft fees. Overdraft fees have in the past represented a significant amount of noninterest fees collected by the Company’s banking subsidiary.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Under the recently enacted Dodd-Frank Act, a bank holding company may not acquire another bank or engage in new activities that are financial in nature or acquire a non-bank company that engages in activities that are financial in nature unless the bank holding company is both well capitalized and deemed by the Federal Reserve to be well managed. Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the U.S. and a financial company may not merge, consolidate or acquire another company if the total consolidated liabilities of the acquiring financial company after such acquisition exceeds 10% of the aggregated consolidated liabilities of all financial companies at the end of the year preceding the transaction. In addition, certain states may have limitations on the amount of deposits any bank may hold within that state.

The Company is subject to the rules and regulations promulgated under the EESA by virtue of the Company’s sale of preferred stock to the U.S. Treasury under the U.S. Treasury’s CPP. Additional information relating to the restrictions on dividends and redemptions is included in the information set forth in Item 7 of this report under the caption, “Capital Resources” and “Liquidity Risk.” Furthermore, under rules and regulations of EESA to which the Company is subject, no dividends may be declared or paid on the Company’s common stock and the Company may not repurchase or redeem any common stock unless dividends due with respect to Senior Preferred Shares have been paid in full. Moreover, the consent of the U.S. Treasury will be required for any increase in the per share dividends on the Company’s common stock, beyond the per share dividend declared prior to October 14, 2008 ($0.77 per share per quarter) until the third anniversary of the date of U.S. Treasury’s investment; unless prior to the third anniversary, the Senior Preferred Shares are redeemed in whole or the U.S. Treasury has transferred all of its shares to third parties. Under this provision, the Company could reduce its dividend and subsequently restore it to no more than $0.77 per share per quarter at any time. Additionally, if the Company pays a dividend in excess of $0.54 per share per quarter before the tenth anniversary then the anti-dilution provisions of the U.S. Treasury’s warrants will reduce its exercise price and increase the number of shares issuable upon exercise of the warrant.

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

On July 21, 2010, the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. All financial institutions, not just companies that participated in the CPP and even financial institutions which have repaid their CPP investments, are subject to this guidance. The guidance does not set forth any formulas or pay caps for, but contains certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the organization to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve will now monitor compliance with this guidance as part of its safety and soundness oversight.

The Company’s non-banking subsidiaries are regulated and supervised by various other regulatory bodies. For example, STRH is a broker-dealer registered with the SEC and the FINRA. STIS is also a broker-dealer and investment adviser registered with the SEC and a member of the FINRA. RidgeWorth and several of RidgeWorth’s subsidiaries are investment advisers registered with the SEC. GenSpring is a wealth management firm registered with the SEC and a member of the National Futures Association.

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

Since 2008, as a result of recent economic events, there has been an increase in the number of failures and acquisitions of commercial and investment banks, including large commercial and investment banks. Such transactions have allowed certain larger financial institutions to acquire a presence in our footprint. Additionally, certain large financial institutions that were formerly engaged primarily in investment banking activities have amended their charters to become regulated commercial banks, thereby increasing the direct competitors to the Company.

The Company’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2010, there were 29,056 full-time equivalent employees within SunTrust. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” in Item 7, the MD&A, and “Business Segment Reporting” in Note 22 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the captions “Liquidity Risk” and “Short-Term Borrowings” in the MD&A and “Other Short-Term Borrowings” in Note 10 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities” in the MD&A and “Trading Assets and Liabilities” and “Fair Value Election and Measurement” in Notes 4 and 20, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).

SunTrust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s web site at www.suntrust.com under the Investor Relations section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s web site address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees.

The Company’s Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

Item 1A.	RISK FACTORS

The risks described in this report are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business, and prospects.

Recent Market, Legislative, and Regulatory Events

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Persistent high unemployment and reduced consumer confidence, has led to widespread reduction of business activity generally and an increased level of commercial and consumer delinquencies, and increased market volatility. This has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Concerns over market volatility continue.

The capital and credit markets experienced unprecedented volatility and disruption during the financial crisis. In some cases, the markets have produced downward pressure on asset prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. While markets stabilized in 2010, there can be no assurance that periods of market volatility and disruption will not occur and, if they do, that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recently enacted legislation, legislation enacted in the future, and certain proposed federal programs subject us to increased regulation and may adversely affect us.

On October 14, 2008, the U.S. Treasury announced a program, the CPP, under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. In addition, the EESA contains, among other things, significant restrictions on the payment of executive compensation, and this may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% after 5 years. Additionally, we may not deduct interest paid on our preferred stock for income tax purposes.

We have not yet received permission to repay TARP funds.

In order to repay the TARP funds we received, we must first receive approval from our primary federal regulator who will then forward our application to the U.S. Treasury. Although we believe we have sufficient capital and liquidity to repay our TARP funds, to date, we have not obtained the necessary governmental approval to repay such funds. Additionally, the Federal Reserve has required similarly-situated financial institutions to raise additional common equity as a prerequisite to repaying TARP, and there can be no assurance that we will not also be required to do so. Until we repay our TARP funds, we will continue to be subject to the constraints imposed on us by the federal government in connection with such funds.

The Dodd-Frank Act makes fundamental changes in the regulation of the financial services industry, some of which may adversely affect our business.

The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the United States; (iv) limiting debit card interchange fees; (v) adopting certain changes to shareholder rights, including a shareholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; and (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations. Regulators are tasked with adopting regulations that enact and define the breadth and scope of many of these changes. Many of the regulations that must be adopted under the Dodd-Frank Act have yet to be proposed, and it is difficult to gauge the impact of certain provisions of the Dodd-Frank Act because so many important details related to the concepts adopted in the Dodd-Frank Act were left within the discretion of the regulators. For example, the CFPB has the power to adopt new regulations to protect consumers, which power it may exercise at its discretion so long as it advances the general concept of the protection of consumers. Consequently, the impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act are unclear, but may impact our ability to meet all of our client’s product needs, lead clients to seek financial solutions and products through nonbanking channels and adversely affect profits. Moreover, the increased regulatory scrutiny set forth in the bill and the various proposed mechanisms by which the regulated entities reimburse the regulatory agencies for the increased costs associated with implementing the increased regulatory scrutiny will likely increase our cost of compliance, divert our resources and may adversely affect profits.

Among those regulations that have been proposed, the following may adversely affect our business:

•	Limitations on debit card interchange fees may affect our profits;
•	Changing the assessment base for deposit insurance premiums from deposits to average consolidated total assets less average tangible equity, may increase our premiums and affect our profits;
•	Changing the methodology for calculating deposit insurance premium rates will become more complex, less predictable and more pro-cyclical, adversely affecting our profits and diverting our resources;
•	Changing the procedures for liquidation may adversely impact our credit ratings and adversely impact our liquidity, profits, and our ability to fund ourselves;
•	Increases in requirements for regulatory capital while eliminating certain sources of capital may adversely affect our profits;

•	The ability to pay interest on commercial demand deposit accounts may increase our interest expenses; and
•	The increased regulation of derivatives and proprietary trading activities may adversely affect profits.

These provisions may limit the types of products we offer, the methods of offering them, and prices at which they are offered. They may also increase the cost of offering these products. These provisions likely will affect different financial institutions in different ways, and therefore, may also affect the competitive landscape.

SunTrust Bank may be subject to higher deposit insurance assessments.

Pursuant to the Dodd-Frank Act, the FDIC amended its regulations regarding the assessment for federal deposit insurance to base such assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Presently, we are assessed only on our domestic deposits, and this change may result in a substantial increase in the base to which the insurance rate is applied. The Dodd-Frank Act also eliminates Section 7(b)(2)(D) of the FDIA, which provided that no insured depository institution may be barred from the lowest-risk category in the FDIC’s deposit insurance assessment system solely because of size. The FDIC has also proposed regulations that would change the way the deposit insurance assessment rate is applied to banks to a system that is risk-based. This makes a higher rate assessment possible. The cumulative effect of these provisions may be a significant increase in the deposit insurance assessment which may adversely affect our results.

We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, our Company and our subsidiary bank and broker-dealers must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. The Capital Framework and Basel III described in Item 1 under “Government Supervision and Regulation,” when implemented by the U.S. banking agencies and fully phased-in, will result in higher and more stringent capital requirements for our Company and our banking subsidiaries. Under the Dodd-Frank Act, the Federal Reserve, using a phased-in approach between 2013 and 2016, will no longer include trust preferred and certain other hybrid debt securities in Tier 1 Capital. At such future time, SunTrust will have approximately $2.3 billion principal amount of such securities that are currently outstanding which we expect will be affected. Such eventual loss of Tier 1 Capital, and actions to replace such capital, may adversely affect us. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a LCR, which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a NSFR, designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. If we fail to meet these minimum liquidity capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

Emergency measures designed to stabilize the U.S. banking system are beginning to wind down.

Since the middle of 2008, a number of legislative and regulatory actions have been implemented in response to the recent financial crisis. Some of these programs have begun to expire and the impact of the wind down of these programs on the financial sector and on the economic recovery is unknown. A stall in the economic recovery or a continuation or worsening of current financial market conditions could materially and adversely affect our business and results of operations.

Business Risks

We are subject to credit risk.

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets, insurance arrangements with respect to such products, and assets held for sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.

Our ALLL may not be adequate to cover our eventual losses.

Like other financial institutions, we maintain an ALLL to provide for loan defaults and nonperformance. Our ALLL is based on our historical loss experience, as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The current stress on the U.S. economy and the local economies in which we do business may be greater or last longer than expected, resulting in, among other things, greater than expected deterioration in credit quality of our loan portfolio, or in the value of collateral securing these loans. Our ALLL may not be adequate to cover eventual loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations.

Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of ALLL associated with a modified loan, and this would result in additional provision for loan loss expense.

We will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets.

Nonperforming assets are recorded on our financial statements at the estimated net realizable value that we expect to receive from ultimately dispensing of the assets. Deteriorating market conditions could result in a realization of future losses if the proceeds we receive upon dispositions of nonperforming assets are less than the carrying value of such assets.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations remain weak, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and ALLL. A significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern and Mid-Atlantic regions of the U.S., in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.

Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on mortgage loans, particularly Alt-A mortgages, home equity lines of credit, and mortgage loans sourced from brokers that are outside our branch bank network. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business. Continued declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition.

We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. While in many cases we may have a remedy available against the originating broker or correspondent, often these may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to satisfy remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. We have received a number of repurchase and indemnity demands from purchasers. These have resulted in an increase in the amount of losses for repurchases. While we have taken steps to enhance our underwriting policies and procedures, these steps will not reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, our results of operations may be adversely affected.

We are subject to risks related to delays in the foreclosure process.

When we originate a mortgage loan, we do so with the expectation that if the borrower defaults then our ultimate loss is mitigated by the value of the collateral which secures the mortgage loan. Our ability to mitigate our losses on such defaulted loans depends upon our ability to promptly foreclose upon such collateral after an appropriate cure period. In some states, the large number of foreclosures which have occurred has resulted in delays in foreclosing. In some instances, our practices or failures to adhere to our policies has contributed to these delays—refer to “Management’s Discussion and Analysis—Nonperforming Assets.” Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.

Regulators and other law enforcement authorities in certain states and the U.S. Department of Justice and other federal agencies have stated they are investigating whether mortgage servicers have had irregularities in their foreclosure practices. Those investigations, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in fines, penalties or other equitable remedies and result in significant legal costs in responding to governmental investigations and possible litigation. While we cannot predict the ultimate impact of any delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We expect that our costs will increase modestly in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. This may result in higher noninterest expense, including higher servicing costs and legal expenses, in our Mortgage line of business. In addition, process changes required as a result of our assessment could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales temporarily may increase, and this may result in an increase in nonperforming assets and servicing advances and may impact the collectability of such advances and the value of our MSR asset. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements and any issues that may arise out of alleged irregularities in our foreclosure processes could increase the costs associated with our mortgage operations.

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

The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Depressed market values for our stock may require us to write down goodwill.

Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is the estimated fair value of each reporting unit. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including our market capitalization evaluated over a reasonable period of time. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in our market capitalization, especially in relation to our book value, could be an indication of potential impairment of goodwill.

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

Hurricanes and other natural or man-made disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

Large scale natural or man-made disasters may significantly affect loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The nature and level of disasters cannot be predicted and may be exacerbated by global climate change. The ultimate impact of a disaster on future financial results is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other clients.

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

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural or man-made disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

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

We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal DIF and the banking system as a whole. The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Competition in the financial services industry is intense and could result in losing business or margin declines.

We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies, can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints, including those competitors that have been able to repay TARP funds. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

Company Risks

We may not pay dividends on your common stock.

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, our ability to increase our dividend or to make other distributions is restricted due to our participation in the CPP, which limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common stockholders.

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

In addition, on November 1, 2010, Moody’s removed all systemic support assumptions from the Parent Company and the Bank’s ratings while at the same time upgrading the Bank’s stand-alone bank financial strength rating. The combination of these two actions resulted in the confirmation of the Parent Company’s senior credit ratings at Baa1/P-2. However, the combination of the removal of systemic support assumptions and the upgrade of the stand-alone bank financial strength rating did lead to a one-notch downgrade of the long-term and short-term senior credit ratings for the Bank from A2/P-1 to A3/P-2, respectively. Moody’s concurrently upgraded the outlook for the Parent Company and the Bank’s ratings from “Negative” to “Stable”. This ratings action concludes Moody’s review of its systemic support assumptions for certain banks following the passage of the Dodd-Frank Act. Moody’s downgrade related to their previous announcement on July 27, 2010 that as a result of the passage of the Dodd-Frank Act, Moody’s would reconsider its systemic support assumption for ten regional banks, including the Parent Company and the Bank, whose ratings were lifted through the recent financial crisis but may not be considered systemically supported outside of the crisis. Moody’s analysis has previously included an assumption that some banks will receive extraordinary support from regulators because they are deemed systemically important. Our credit ratings remain on “Stable” outlook with S&P, DBRS, and Fitch, in addition to Moody’s. Additional downgrades are possible although not anticipated given the “Stable” outlook from all four rating agencies.

We have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits.

We have historically pursued an acquisition strategy, and may continue to seek additional acquisition opportunities. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition, and results of operations.

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

We are from time to time subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. However, during the current credit crisis, we have seen both the number of cases and our expenses related to those cases increase. While we do not believe that any single case will have a material adverse effect on us, the cumulative burden of these cases may adversely affect our results. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.

The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our Chairman and Chief Executive Officer, James M. Wells III, and our President and Chief Operating Officer, William H. Rogers, Jr., and other key personnel who have extensive experience in the industry. We do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Pursuant to recently enacted legislation, the U.S. Treasury has instituted certain restrictions on the compensation of certain senior management positions. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on us that may inhibit our ability to hire and retain the most qualified senior personnel. In addition, until we repay our TARP funds, we will continue to be subject to significant restrictions on the payment of executive compensation and may be at a disadvantage to our competitors who have repaid TARP funds in our ability to recruit and retain the most qualified senior personnel. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

Further, in June, 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•	variations in our quarterly results;
•	changes in market valuations of companies in the financial services industry;
•	governmental and regulatory legislation or actions;
•	issuances of shares of common stock or other securities in the future;
•	changes in dividends;
•	the addition or departure of key personnel;
•	cyclical fluctuations;
•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock;
•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures; and
•	activity by short sellers and changing government restrictions on such activity.

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

We maintain at fair value a securities AFS portfolio and trading assets and liabilities which include various types of instruments and maturities. In addition, we elected to record selected fixed-rate debt, mortgage loans, securitization warehouses, MSRs and other financial instruments at fair value. The changes in fair value of the financial instruments carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

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

The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2010, the Bank owned 613 of its 1,668 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements for further discussion of its properties.)

Item 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see also Note 21, “Contingencies,” to the Consolidated Financial Statements, which is incorporated into this Item 3 by reference.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market in which the common stock of the Company is traded is the NYSE. See Item 6 and Table 29 in the MD&A for information on the high and the low sales prices of SunTrust common stock on the NYSE, which is incorporated herein by reference. During the twelve months ended December 31, 2010, we paid a quarterly dividend on common stock of $0.01 per common share compared to a quarterly dividend on common stock of $0.10 per common share for the first two quarters and $0.01 per common share in the third and fourth quarters of 2009. Our common stock is held of record by approximately 35,465 holders as of December 31, 2010. See Table 25 in the MD&A for information on the monthly share repurchases activity, including total common shares repurchased and announced programs, weighted average per share price, and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.

Please also refer to Item 1, “Business—Government Supervision and Regulation,” for a discussion of legal restrictions which affect our ability to pay dividends; Item 1A, “Risk Factors,” for a discussion of some risks related to our dividend, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.

The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2005 and ending December 31, 2010. The foregoing analysis assumes an initial $100 investment in our stock and each index and the reinvestment of all dividends during the periods presented.

	Cumulative total return for the year ended December 31
	2005	2006	2007	2008	2009	2010
SunTrust Banks, Inc.	100.00	119.42	93.25	51.88	39.47	52.20
S&P 500	100.00	115.61	121.84	78.85	97.61	110.85
S&P Commercial Bank Index	100.00	115.83	83.28	48.16	45.45	52.28

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
(Dollars in millions, except per share and other data)	2010	2009		2008	2007	2006
Summary of Operations
Interest income	$6,343	$6,710		$8,328	$10,036	$9,792
Interest expense	1,489	2,244		3,708	5,316	5,132

Net interest income	4,854	4,466		4,620	4,720	4,660
Provision for credit losses[3]	2,651	4,064		2,474	665	262

Net interest income after provision for credit losses	2,203	402		2,146	4,055	4,398
Noninterest income	3,729	3,710		4,473	3,429	3,468
Noninterest expense	5,911	6,562		5,879	5,221	4,866

Income/(loss) before provision/(benefit) for income taxes	21	(2,450)		740	2,263	3,000
Net income attributable to noncontrolling interest	17	12		11	13	14
Provision/(benefit) for income taxes	(185)	(898)		(67)	616	869

Net income/(loss)	$189	($1,564)		$796	$1,634	$2,117

Net income/(loss) available to common shareholders	($87)	($1,733)		$741	$1,593	$2,098
Net interest income-FTE[1]	$4,970	$4,589		$4,737	$4,822	$4,748
Total revenue-FTE[1]	8,699	8,299		9,210	8,251	8,216
Total revenue-FTE excluding net securities (gains)/losses, net[1]	8,508	8,201		8,137	8,008	8,266

Net income/(loss) per average common share[2]
Diluted	($0.18)	($3.98)		$2.12	$4.52	$5.78
Diluted excluding goodwill/intangible impairment charges, other than MSRs[1]	(0.18)	(2.34)		2.19	4.39	5.77
Basic	(0.18)	(3.98)		2.12	4.56	5.84
Dividends paid per average common share	0.04	0.22		2.85	2.92	2.44
Book value per common share	36.34	35.29		48.74	50.72	49.12
Tangible book value per common share[1]	23.76	22.59		28.69	30.11	28.66

Market capitalization	$14,768	$10,128		$10,472	$21,772	$29,972
Market price:
High	31.92	30.18		70.00	94.18	85.64
Low	20.16	6.00		19.75	60.02	69.68
Close	29.51	20.29		29.54	62.49	84.45
Selected Average Balances
Total assets	$172,375	$175,442		$175,848	$177,796	$180,315
Earning assets	147,187	150,908		152,749	155,204	158,429
Loans	113,925	121,041		125,433	120,081	119,645
Consumer and commercial deposits	117,129	113,164		101,333	98,020	97,175
Brokered and foreign deposits	2,916	6,082		14,743	21,856	26,490
Total shareholders’ equity	22,834	22,286		18,596	17,928	17,698

Average common shares - diluted (thousands)	498,744	437,486		350,183	352,688	362,802
Average common shares - basic (thousands)	495,361	435,328		348,919	349,346	359,413
As of December 31
Total assets	$172,874	$174,165		$189,138	$179,574	$182,162
Earning assets	148,473	147,896		156,017	154,397	159,064
Loans	115,975	113,675		126,998	122,319	121,454
Allowance for loan and lease losses	2,974	3,120		2,351	1,283	1,045
Consumer and commercial deposits	120,025	116,303		105,276	101,870	99,776
Brokered and foreign deposits	3,019	5,560		8,053	15,973	24,246
Long-term debt	13,648	17,490		26,812	22,957	18,993
Total shareholders’ equity	23,130	22,531		22,501	18,170	17,932

Financial Ratios and Other Data
Return on average total assets	0.11%	(0.89	) %	0.45%	0.92%	1.17%
Return on average total assets less net unrealized securities (gains)/losses[1]	0.01	(0.96)		0.05	0.81	1.17
Return on average common shareholders’ equity	(0.49)	(10.07)		4.20	9.14	11.95
Return on average realized common shareholders’ equity [1]	(1.53)	(11.12)		0.16	8.52	12.53
Net interest margin - FTE	3.38	3.04		3.10	3.11	3.00
Efficiency ratio - FTE	67.94	79.07		63.83	63.28	59.23
Tangible efficiency ratio[1]	67.36	69.35		62.51	62.11	57.97
Total average shareholders’ equity to total average assets	13.25	12.70		10.58	10.08	9.81
Tangible equity to tangible assets[1]	10.12	9.66		8.46	6.38	6.10
Effective tax rate (benefit)[5]	NM	(36.50)		(9.23)	27.21	28.97
Allowance to year-end total loans	2.58	2.76		1.86	1.05	0.86
Total nonperforming assets to total loans plus OREO and other repossessed assets	4.08	5.33		3.49	1.35	0.49
Common dividend payout ratio[4]	N/A	N/A		135.6	64.5	41.9

Capital Adequacy
Tier 1 common equity	8.08%	7.67%		5.83%	5.27%	5.66%
Tier 1 capital	13.67	12.96		10.87	6.93	7.72
Total capital	16.54	16.43		14.04	10.30	11.11
Tier 1 leverage	10.94	10.90		10.45	6.90	7.23

[1]	See Non-GAAP reconcilements in Tables 30 and 31 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
[2]	Prior period amounts have been recalculated in accordance with updated accounting guidance related to earnings per share, that was effective January 1, 2009 and required retrospective application.
[3]

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

[4]	The common dividend payout ratio is not applicable in a period of net loss.
[5]	The effective tax rate was not meaningful for the year ended December 31, 2010.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding expectations regarding changes in the ALLL, charge-offs, nonperforming assets, NPLs, provision expense, early-stage delinquencies, service charge income; expectations regarding future levels of net interest margin, future repurchase related losses and reserves, our expense base, home prices, default frequency, loss severity, commercial loan growth; expectations regarding the effect on us over time of changes in the FDIC’s method of assessing deposit insurance premiums; and expectations regarding the impact to us of changes to our foreclosure processes and certain remediation actions, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; concerns over market volatility continue; recently enacted legislation, legislation enacted in the future, and certain proposed federal programs subject us to increased regulation and may adversely affect us; we have not yet received permission to repay TARP funds; the Dodd-Frank Act makes fundamental changes to the regulation of the financial services industry, some of which may adversely affect our business; SunTrust Bank may be subject to higher deposit insurance assessments; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks from originating, selling, and holding mortgages, including the risk that we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural or man-made disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; the soundness of other financial institutions could adversely affect us; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

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

In the MD&A, net interest income, net interest margin, and the efficiency ratio are presented on an FTE basis and the quarterly ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also present diluted earnings per common share excluding goodwill and intangible impairment charges. We believe the exclusion of the impairment charges is more reflective of normalized operations and allows better comparability with peers throughout the industry. Additionally, we present ROE as well as a return on average realized common shareholders’ equity. We also present ROA as well as ROA less net realized and unrealized securities gains/losses. The return on average realized common shareholders’ equity and ROA less net realized and unrealized securities gains/losses exclude realized securities gains and losses and the Coke dividend from the numerator, and net unrealized securities gains from the denominator. We present a tangible efficiency ratio and a tangible equity to tangible assets ratio, which excludes the effect of intangible assets costs. We believe these measures are useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency and capital adequacy to other companies in the industry. We also present a tangible book value per common share ratio which excludes the after-tax impact of purchase accounting intangible assets. These measures are utilized by management to assess our financial performance and capital adequacy. We provide reconcilements in Tables 32 and 33 in the MD&A for all non-U.S. GAAP measures. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2010 presentation.

INTRODUCTION

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under six business segments: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM, with the remainder in Corporate Other and Treasury. In addition to traditional deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services.

EXECUTIVE OVERVIEW

Economic and regulatory

While signs of economic recovery began in 2010, the effects of the recession continued to be felt throughout the year as economic growth was insufficient to abate elevated unemployment and to increase capital spending and consumer consumption. While the unemployment rate eased slightly during 2010, it remains elevated. Individuals and businesses were not the only ones affected during the year, as ongoing deterioration in the fiscal position of certain U.S. states and municipalities was prevalent and threatened the risk of increased local taxes and budget cuts. At the Federal government level, Congress reached a compromise and maintained lower individual tax rates for at least two years. The Federal Reserve has forecast a gradual economic recovery through 2011, and, as a result, the Federal Reserve has reaffirmed that it will maintain key interest rates at record lows for an extended period of time as long as the economic data supports these low rates. Additionally, the Federal Reserve announced towards the end of 2010 that they would further intercede in the financial markets, in the form of additional financial support, if needed. Pursuant to this, the Federal Reserve announced reinvestments of $600 billion of Treasury securities through the middle of 2011 in an attempt to maintain lower interest rates and stimulate additional growth in the economy and to spur expanded consumer and business spending. Despite the slow and uneven economic recovery, the equity markets provided some encouragement for the recovery, advancing more than 10% during 2010.

Regulatory and financial reform was a focal point during the year as the financial reform bill, known as the Dodd-Frank Act, was signed into law during the third quarter and its implementation will result in significant changes to the financial services industry. The ultimate impact to us and the financial services industry as a whole remains largely to be determined, as the work of translating legislative policies into regulation continues. However, while it is clear that financial regulation will affect our operations, compliance requirements, and, accordingly, our financial results, we believe that it will be manageable. Some of the regulations will likely have little impact on our results. Conversely, other items will have a quantifiable effect in the near term, such as new regulations regarding debit interchange fees. The regulation imposes a limitation on fees and is still in the comment period. We are hopeful that the final regulation takes into account a less narrow interpretation of the costs to operate a debit card business when establishing interchange fees. The reform bill also mandated changes in FDIC assessments and addressed a multitude of other industry supervisory matters. While this legislation dictates a number of regulatory rule changes which have the potential to adversely impact us and others within our industry, we cannot determine at the present time what the absolute impacts will be when the regulations are eventually finalized. In addition to the reform bill, during the year the Federal Reserve implemented changes to Regulation E that restricts our ability to charge our clients overdraft fees for ATM and debit card transactions. We implemented the changes to Regulation E during 2010 and the impact will continue into 2011 as clients continue to decide if they will “opt-in” to overdraft coverage. We are actively evaluating regulatory and legislative developments and will be in a position to comply with new requirements and take appropriate actions as warranted.

In addition to the regulatory reform items discussed above, new capital and liquidity requirements were proposed during 2010 that will impact us and our peers as they are phased in over the next several years. The Federal Reserve, under the Collins Amendment of the Dodd-Frank Act, and the BCBS, in Basel III, proposed significant changes to the regulatory capital requirements. The Federal Reserve is expected to adopt new capital requirements for certain bank holding companies that are at least as stringent as those already applicable to insured depositary institutions. As a result, certain of our capital instruments that are currently considered Tier 1 capital, will be phased out over a three year period starting on January 1, 2013. We believe this will have about a 170 basis point downward impact to our Tier 1 capital ratio over that three year period if capital doesn’t increase over this same time frame as an offset to the impact. The BCBS proposed capital requirements seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. Our capital position today is particularly strong, especially considering our improving credit risk profile and relatively low market risk. At present, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our results, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements must be endorsed by the U.S. banking regulators, which is expected, and are anticipated to be phased-in through 2019 as they are currently proposed by the BCBS. In addition to the capital proposal, the BCBS also proposed standards that would increase and standardize global liquidity standards. These proposals would require us, and other financial institutions, to comply with two new liquidity measurements; the LCR and NSFR. See “Liquidity Risk” in this MD&A where these ratios are discussed further. Our regulators have not yet adopted these proposed standards, but the BCBS’s recommended adoption dates are for the beginning of 2015 and 2018 for the respective standards. The proposed standards may lead to changes in our funding structure and/or investment portfolio, but until the proposed standards are translated into a final regulation we cannot quantify the impact.

Financial performance

While 2010 will be remembered as a year of challenge and change for our industry, we persevered through the economic and regulatory uncertainties and achieved improved financial performance compared to 2009.

•	We returned to profitability during 2010 with a profit before payment of preferred dividends;
•	Our low-cost deposits grew 10%, demonstrating our success in increasing client loyalty and growing market share;
•	Revenue expanded and benefitted from a 34 basis point expansion in net interest margin and solid performance from several of our key businesses;
•	Credit quality improved throughout the year led by declines in net charge-offs, delinquencies, and nonperforming assets;
•	Capital ratios remained strong and expanded.

Throughout this economic cycle, we maintained our focus on serving our clients and managing our core business to drive better bottom line results. This focus, together with improved credit quality, resulted in net income of $189 million in 2010 compared to a net loss of $1.6 billion in 2009, which included a $751 million non-cash goodwill impairment charge as well as recessionary conditions causing elevated credit losses. Net loss available to common shareholders in 2010 was $87 million, or $0.18 per average common diluted share, which compares favorably to the net loss available to common shareholders of $1.7 billion, or $3.98 per average common share in 2009. We are pleased with the diversity of our revenue sources and continued improvement in credit quality that is driving our improved financial performance. Although our results for the year are still not near the level where we would like them to be, we are pleased with the progress that we made over the course of 2010 and our position as we enter 2011.

Asset quality improvement was broad-based in 2010, with improvements in the provision for credit losses, net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. The ALLL remains elevated by historical standards at 2.58% of total loans, but declined 18 basis points compared to December 31, 2009, in part due to a $2.3 billion increase in period end loans coupled with a $146 million decrease in the ALLL due to improving asset quality trends and a reduction in the risk profile of our loan portfolio. While we experienced a reduction during the year in higher risk loan portfolio balances coupled with a broad based improvement in asset quality indicators, we are maintaining reserves that give consideration to the continued economic and real estate value uncertainty, but expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality. The provision for credit losses decreased $1.4 billion compared to 2009 while net charge-offs declined 12% during that time. For the first quarter of 2011, a stable to a modest decline in net charge-offs from fourth quarter levels is expected. Total NPLs declined 24% from 2009 as a result of charge-offs, transfers to OREO, and reduced inflows into nonaccrual. In addition, OREO declined 4% during the year as we continue to aggressively dispose of properties once we have clear title. We expect NPLs and nonperforming assets to continue to modestly decline in the near-term, subject to economic conditions remaining stable or improving. Our accruing restructured loan portfolio, which is primarily related to mortgage and consumer loans, increased 59% from 2009. The increase in accruing restructured loans is due to us taking proactive steps to modify loans in order to mitigate losses related to borrowers experiencing financial difficulty. As a result of the modifications, the current portfolio exhibits strong payment performance with 86% current on principal and interest payments at December 31, 2010. Total growth in this portfolio has slowed during the latter half of 2010 as a result of a reduced inflow of newly delinquent loans and fewer modifications of more seriously delinquent loans. A key leading indicator of asset quality, particularly for consumer loans, is early stage delinquencies. This leading indicator of future asset quality has fallen significantly since the beginning of 2009. During this time, the economy and employment conditions have improved somewhat, but remain sluggish overall. As a result, we do not expect further improvement in early stage delinquencies until economic conditions improve. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.

Our capital remained strong during 2010, as evidenced by the increases in our capital ratios. Our Tier 1 capital ratio was 13.67%, which was an increase from 12.96% at December 31, 2009. Our Tier 1 common equity ratio increased to 8.08% compared to 7.67% at December 31, 2009. Our total capital ratio was stable at 16.54% compared to 16.43% at December 31, 2009. With strong capital, more clarity on capital standards, lower risk, ample liquidity, and improved earnings, we believe that we are well-positioned to repay TARP at the appropriate time and in a fashion that makes the most sense from both shareholder and regulatory perspectives. We have been and will continue to invest in our people and businesses to support future growth. At the same time, we recognize the value of returning capital to shareholders, so in that regard, our priorities are repaying TARP and increasing the common dividend. See additional discussion of our liquidity and capital position in the “Liquidity Risk” and “Capital Resources” sections of this MD&A.

During the year, average loans declined 6% compared to the 2009 average loan balance, with the majority of the decline due to a reduction in our exposure to real estate-related assets and commercial loans, as well as due to weak loan demand during the year. While the total average balances have declined, our risk profile during the year has also improved as much of the decline has been in higher-risk loans while growth in certain portfolios included the addition of lower-risk loans that have attractive return and credit characteristics including an increase in government guaranteed loans. Despite recent soft loan demand we remain focused on extending credit to qualified borrowers as businesses and consumers work through the economic downturn. During 2010, we extended approximately $74.3 billion in new loan originations, commitments, and renewals of commercial and consumer loans to our clients.

Consumer and commercial deposits increased during the year and a positive shift in mix to lower cost deposits was prevalent as average balance increases were driven by lower cost noninterest-bearing and money market accounts, which increased from 2009 by 8% and 22%, respectively, providing $8.9 billion in combined average growth. Partially offsetting this growth was the decline in higher cost CD balances, which decreased an average of $6.3 billion during 2010. Due to the growth seen during 2010 in core deposits, our liquidity was enhanced. Additionally, this increase in low cost deposits has enabled us to reduce our higher-cost funding sources, helping to drive significant reductions in our funding costs and improvement in net interest margin. While we believe that a portion of the low-cost deposit growth is attributable to clients holding higher levels of liquidity, we also believe that the growth is a direct result of investments that we have made to enhance our clients’ banking experience and to drive household market share growth.

Our client-focused revenue generation strategies, lower cost funding mix, improved asset quality, and continued expense management discipline contributed to improved operating trends as seen in higher net interest margin, higher core fee income, and controlled operating expenses. Total revenue, on an FTE basis, increased 5% compared to the prior year due to increased earning assets, stable fee based revenue, particularly investment banking revenue, and expanded net interest margin. Net interest income, on an FTE basis, increased 8%, compared to 2009. The increase in net interest income is due to lower funding costs, improved funding mix, and a reduction in long-term debt. As a result, our net interest margin increased to 3.38% for the year ended December 31, 2010 from 3.04% in 2009. Noninterest income remained stable during 2010, most notably due to increases in trading income offset by lower mortgage production income and lower service charges on deposit accounts. Noninterest expense decreased 10% compared to 2009, driven primarily by a noncash goodwill impairment charge taken during 2009. When excluding that impairment charge, noninterest expense increased 2% in 2010 when compared to 2009. This increase was driven by increases in outside processing and software, marketing expenses, and compensation, as we sought to balance investments in our business with expense discipline. Consistent with our focus to invest in our people and grow the business, the increases in these categories related specifically to hiring in technology, mortgage, and client support areas, investing in client acquisition and risk management technology, and more broadly related to higher transaction volumes and additional investments focused on growth of our business. Partially offsetting these increases were declines in credit-related costs of $28 million. We also experienced higher losses on debt extinguishment compared to 2009 as we proactively reduced our dependency on higher cost funding as a result of excess liquidity. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

CONSOLIDATED FINANCIAL RESULTS

Table 1- Consolidated Daily Average Balances, Income/Expense And Average Yields Earned And Rates Paid

	2010			2009			2008
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1,6]
Real estate residential mortgage 1-4 family	$29,058	$1,553	5.35%	$29,588	$1,723	5.82%	$31,859	$2,005	6.29%
Real estate construction	3,402	126	3.69	5,991	198	3.31	10,828	576	5.32
Real estate home equity lines	14,912	503	3.37	15,685	523	3.34	15,205	797	5.24
Real estate commercial	14,578	593	4.07	15,573	639	4.11	13,969	790	5.65
Commercial - FTE[2]	32,788	1,828	5.57	36,458	1,820	4.99	38,132	2,090	5.48
Credit card	1,058	89	8.39	984	74	7.47	863	34	4.00
Consumer - direct	5,812	251	4.32	5,101	207	4.06	4,542	254	5.60
Consumer - indirect	7,530	423	5.62	6,594	418	6.34	7,262	460	6.33
Nonaccrual[3]	4,787	39	0.81	5,067	36	0.72	2,773	25	0.92

Total loans	113,925	5,405	4.74	121,041	5,638	4.66	125,433	7,031	5.61
Securities available for sale:
Taxable	24,994	785	3.14	18,960	790	4.17	12,220	731	5.98
Tax-exempt - FTE[2]	783	42	5.34	1,003	55	5.46	1,038	63	6.07

Total securities available for sale - FTE	25,777	827	3.21	19,963	845	4.23	13,258	794	5.99
Funds sold and securities purchased under agreements to resell	969	1	0.08	794	2	0.27	1,318	25	1.91
Loans held for sale	3,295	136	4.14	5,228	233	4.45	5,106	290	5.68
Interest-bearing deposits	26		0.17	25	-	0.91	25	1	3.18
Interest earning trading assets	3,195	90	2.79	3,857	115	2.99	7,609	304	4.00

Total earning assets	147,187	6,459	4.39	150,908	6,833	4.53	152,749	8,445	5.53
Allowance for loan and lease losses	(3,045)			(2,706)			(1,815)
Cash and due from banks	4,821			4,844			3,093
Other assets	18,268			17,355			17,270
Noninterest earning trading assets	2,913			3,429			2,642
Unrealized gains on securities available for sale, net	2,231			1,612			1,909

Total assets	$172,375			$175,442			$175,848

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,668	$58	0.24%	$23,601	$99	0.42%	$21,081	$253	1.20%
Money market accounts	38,893	227	0.58	31,864	315	0.99	26,565	520	1.96
Savings	4,028	9	0.22	3,664	10	0.27	3,771	16	0.43
Consumer time	14,232	267	1.87	16,718	479	2.87	16,770	639	3.81
Other time	9,205	189	2.05	13,068	382	2.92	12,197	479	3.92

Total interest-bearing consumer and commercial deposits	91,026	750	0.82	88,915	1,285	1.45	80,384	1,907	2.37
Brokered deposits	2,561	110	4.29	5,648	154	2.69	10,493	392	3.73
Foreign deposits	355		0.13	434	1	0.12	4,250	79	1.85

Total interest-bearing deposits	93,942	860	0.92	94,997	1,440	1.52	95,127	2,378	2.50
Funds purchased	1,226	2	0.19	1,670	3	0.19	2,622	52	1.96
Securities sold under agreements to repurchase	2,416	4	0.15	2,483	5	0.18	4,961	79	1.59
Interest-bearing trading liabilities	833	30	3.58	487	20	4.14	786	27	3.46
Other short-term borrowings	3,014	13	0.43	2,704	15	0.54	3,057	55	1.80
Long-term debt	16,096	580	3.60	20,119	761	3.78	22,893	1,117	4.88

Total interest-bearing liabilities	117,527	1,489	1.27	122,460	2,244	1.83	129,446	3,708	2.86
Noninterest-bearing deposits	26,103			24,249			20,949
Other liabilities	4,097			4,387			5,061
Noninterest-bearing trading liabilities	1,814			2,060			1,796
Shareholders’ equity	22,834			22,286			18,596

Total liabilities and shareholders’ equity	$172,375			$175,442			$175,848

Interest Rate Spread			3.12%			2.70%			2.67%

Net Interest Income - FTE[4]		$4,970			$4,589			$4,737

Net Interest Margin[5]			3.38%			3.04%			3.10%

[1]Interest

income includes loan fees of $146 million, $148 million, and $142 million for the three years ended December 31, 2010, 2009, and 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]Interest

income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $116 million, $123 million, and $117 million for the three years ended December 31, respectively.

[3]Accruing

TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified in all periods presented.

[4]The

Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $617 million, $488 million and $181 million in the periods ended December 31, 2010, 2009 and 2008, respectively.

[5]The	net interest margin is calculated by dividing net interest income – FTE by average total earning assets.
[6]Loan	categories in this table are presented using pre-adoption classifications due to an inability to produce average balances using post-adoption classifications.

Table 2 - Analysis of Changes in Net Interest Income 1

	2010 Compared to 2009 Increase (Decrease) Due to			2009 Compared to 2008 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	($31)	($138)	($169)	($138)	($144)	($282)
Real estate construction	(93)	21	(72)	(205)	(173)	(378)
Real estate home equity lines	(25)	4	(21)	24	(298)	(274)
Real estate commercial	(40)	(6)	(46)	83	(233)	(150)
Commercial - FTE[2]	(193)	201	8	(89)	(181)	(270)
Credit card	6	9	15	5	34	39
Consumer - direct	30	14	44	29	(76)	(47)
Consumer - indirect	56	(51)	5	(42)	-	(42)
Nonaccrual	(2)	5	3	17	(6)	11
Securities available for sale:
Taxable	217	(222)	(5)	324	(265)	59
Tax-exempt [2]	(12)	(1)	(13)	(2)	(6)	(8)
Funds sold and securities purchased under agreements to resell	1	(2)	(1)	(7)	(16)	(23)
Loans held for sale	(81)	(15)	(96)	7	(64)	(57)
Interest-bearing deposits	-	-	-	-	(1)	(1)
Interest earning trading assets	(19)	(7)	(26)	(125)	(64)	(189)

Total interest income	(186)	(188)	(374)	(119)	(1,493)	(1,612)

Interest Expense
NOW accounts	4	(45)	(41)	27	(181)	(154)
Money market accounts	61	(148)	(87)	89	(295)	(206)
Savings	1	(2)	(1)	-	(6)	(6)
Consumer time	(63)	(149)	(212)	(2)	(158)	(160)
Other time	(97)	(97)	(194)	32	(128)	(96)
Brokered deposits	(108)	64	(44)	(150)	(87)	(237)
Foreign deposits	-	-	-	(38)	(40)	(78)
Funds purchased	(1)	-	(1)	(14)	(34)	(48)
Securities sold under agreements to repurchase	-	(1)	(1)	(27)	(48)	(75)
Interest-bearing trading liabilities	13	(3)	10	(12)	5	(7)
Other short-term borrowings	1	(3)	(2)	(6)	(35)	(41)
Long-term debt	(147)	(35)	(182)	(124)	(232)	(356)

Total interest expense	(336)	(419)	(755)	(225)	(1,239)	(1,464)

Net change in net interest income	$150	$231	$381	$106	($254)	($148)

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

2Interest income includes the effects of the taxable-equivalent adjustments to increase tax-exempt interest income to a taxable-equivalent basis.

Net Interest Income/Margin

Net interest income, on an FTE basis, was $5.0 billion during 2010, an increase of $381 million, or 8%, from 2009. This increase was driven mainly by a continued positive trend in net interest margin, which increased 34 basis points to 3.38% in 2010 from 3.04% in 2009. Earning asset yields declined 14 basis points compared to 2009 from 4.53% to 4.39%, but the cost of interest-bearing liabilities decreased 56 basis points over the same period. The biggest contributors to the net interest margin increase were growth in low cost deposits, lower rates paid on time deposits, and a reduction in higher-cost long-term debt coupled with a strong focus on loan pricing and higher commercial loan yields due to our commercial loan swap position. These favorable margin contributors were partially offset by a reduction in residential mortgage loan yields and an increase in lower-yielding securities.

We currently expect margin to be relatively stable in the near-term. Risks to this expectation include the potential impacts of a prolonged low rate environment, yield curve flattening, a shift in deposit mix and volume, and loan pricing, while opportunities include continued deposit re-pricing, further steepening of the yield curve, and lower nonperforming assets. As a result of the consolidation of off-balance sheet entities under new accounting guidance effective January 1, 2010, we realized an additional $45 million in net interest income during the year. The consolidations resulted in the re-characterization of fees earned by certain of our newly consolidated entities from noninterest income to net interest income. The effect of this consolidation resulted in a small dilutive impact to net interest margin. Previously, we recorded income on these off-balance sheet entities primarily within investment banking income in noninterest income.

Average earning assets decreased $3.7 billion, or 2%, from 2009, while average interest-bearing liabilities declined $4.9 billion, or 4%. Average loans decreased $7.1 billion, or 6%. The decline in loans was attributable to a $3.7 billion, or 10%, reduction in commercial loans, a $2.6 billion, or 43%, reduction in real estate construction loans, a $995 million, or 6%, reduction in real estate commercial, and a $773 million, or 5%, reduction in real estate home equity loans. These decreases were partially offset by increases of $936 million, or 14%, in consumer-indirect loans, driven by purchases of high quality auto loan portfolios and $711 million, or 14%, in consumer-direct loans. Average LHFS were $3.3 billion, a decrease of $1.9 billion, or 37%, from 2009. The decrease in LHFS occurred as a result of decreased mortgage loan production refinance activity during the year, as well as a reduction in student loans held for sale due to recently enacted legislation eliminating our ability to originate and sell this product. Reduced demand in borrowing among credit-worthy clients coupled with our efforts to reduce higher-risk loan portfolios has resulted in an overall decrease in loan balances, which coupled with higher deposit levels, has led us to seek other investment opportunities, causing an increase in average securities AFS. Average securities AFS increased $5.8 billion, or 29%, due to increases of $4.5 billion in U.S. Treasury and agency securities, $930 million in MBS, and $711 million in ABS. These positions were added during a declining rate environment resulting in a 102 basis point decline in the weighted average yield on securities AFS compared to 2009. See additional discussion in the “Securities Available for Sale” section included in this MD&A for more information on the repositioning of our securities AFS portfolio.

Our loan portfolio yielded 4.74% for the year, up 8 basis points from 2009. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of December 31, 2010, the outstanding notional balance of swaps was $15.9 billion, which qualified as cash flow hedges on variable rate commercial loans compared to $18.6 billion as of December 31, 2009. Swap income increased from $539 million in 2009 to $617 million in 2010, primarily due to increased realized gains on terminated swaps during 2010 and one month LIBOR being lower in 2010 compared to 2009. While the underlying loans swapped to fixed rates are classified as both CRE and commercial, all of the swap income is recorded as interest on commercial loans. The classification of all swap income in the commercial loan category and the declining balance of average commercial loans produced an increase in reported commercial loan yields as compared to a decrease in underlying rate indices. In addition, loan-related interest income has been augmented by improved risk-based pricing discipline.

Average consumer and commercial deposits increased $4.0 billion, or 4%, in 2010 compared to 2009. This growth consisted of increases of $7.0 billion, or 22%, in money market accounts, $1.1 billion, or 5%, in NOW accounts, and $1.9 billion, or 8%, in demand deposits, partially offset by a decline of $6.3 billion, or 21%, in consumer and commercial time deposits. Low cost deposit growth was the result of marketing campaigns, competitive pricing and clients’ increased preference for more liquid products. However, a portion of the deposit growth is related to reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $4.0 billion of long-term debt and $3.1 billion of brokered deposits. Overall, average interest-bearing liabilities declined $4.9 billion, or 4%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. While we acknowledge some of this growth is seasonal and influenced by the current economic environment, we also believe that the growth is the direct result of investments that we have made to enhance our clients’ banking experience and to drive household and market share growth.

During 2010, the interest rate environment was characterized by flat short-term rates and lower medium- and long-term rates, resulting in a flatter yield curve versus 2009. More specifically, the Fed funds target rate averaged 0.25%, unchanged from last year, the Prime rate averaged 3.25%, unchanged from last year, one-month LIBOR averaged 0.27%, a decrease of 6 basis points, three-month LIBOR averaged 0.34%, a decrease of 31 basis points, five-year swaps averaged 2.10%, a decrease of 55 basis points, and ten-year swaps averaged 3.18%, a decrease of 26 basis points.

Foregone interest income from NPLs reduced net interest margin by 20 basis points for 2010, compared to 21 basis points in 2009, as average nonaccrual loans decreased $280 million, or 6% from 2009. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses”, and “Nonperforming Assets” sections of this MD&A. Tables 1 and 2 contain more detailed information concerning average balances, yields earned, and rates paid.

Table 3 - Noninterest Income

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Service charges on deposit accounts	$760	$848	$904
Other charges and fees	534	523	511
Trust and investment management income	503	486	592
Card fees	376	324	308
Mortgage production related income	127	376	171
Mortgage servicing related income/(loss)	358	330	(212)
Investment banking income	313	272	237
Retail investment services	205	218	289
Net securities gains	191	98	1,073
Trading account profits/(losses) and commissions	173	(41)	38
Gain from ownership in Visa	-	112	86
Gain on sale of businesses	-	-	198
Net gain on sale/leaseback of premises	-	-	37
Other noninterest income	189	164	241

Total noninterest income	$3,729	$3,710	$4,473

Noninterest Income

Noninterest income increased by $19 million, essentially flat, versus the year ended December 31, 2009. The increase was attributable to increases in investment banking income, trading account profits/(losses) and commissions, and card fees, largely offset by a decline in mortgage production related income and service charges on deposit accounts.

Investment banking income increased by $41 million, or 15%, versus the year ended December 31, 2009. Strong loan syndication, bond originations, and mergers and acquisitions revenues drove the increase, which was partially offset by the re-characterization of fees earned by certain of our newly consolidated entities from noninterest income to net interest income.

Trading account profits/(losses) and commissions improved during the year ended December 31, 2010 by $214 million, primarily due to mark to market valuations on our public debt and related hedges carried at fair value. We recorded valuation gains of $36 million for the year December 31, 2010 on our public debt versus losses of $153 million during the year ended December 31, 2009. These market valuation changes were driven by changes in our credit spreads and changes in interest rates. Additionally, as liquidity returned to the market for certain illiquid assets, including ARS, net market valuation adjustments and net gains on the disposition of such assets improved by $47 million versus the year ended December 31, 2009. Other core trading results were essentially flat year over year. We do not currently believe that the legislative and regulatory changes related to derivatives will have a material impact on our revenue related to trading account activities.

Net securities gains increased by $93 million versus the year ended December 31, 2009. The gains were the result of certain portfolio repositioning initiatives undertaken during 2010. See “Securities Available for Sale” in this MD&A for further discussion of our portfolio repositioning initiatives. Additionally, we recorded $2 million in credit-related OTTI losses on securities AFS during the year ended December 31, 2010 versus $20 million in losses during the year ended December 31, 2009.

Card fees increased by $52 million, or 16%, versus the year ended December 31, 2009. Card fees increased due to check card interchange fees. Growth was driven by household expansion, higher product penetration, and increasing consumer usage patterns which will help offset the potential impact of lower interchange rates. However, the Federal Reserve’s recent proposal on debit card interchange could significantly impact this source of revenue going forward. For 2010, we recorded approximately $332 million of interchange income; our current estimate is that provisions of the Dodd-Frank Act may cause future annual interchange income to decline by as much as 75% from 2010 levels, beginning in the second half of 2011. However, this estimate is based upon the current proposal and does not take into account any actions that we will pursue to alter our fee structure to clients or to alter the costs of operating the debit card business.

Trust and investment management income increased by $17 million, or 3%, versus the year ended December 31, 2009. The increase was attributable to higher market valuations on managed equity assets and fixed income asset inflows, partially offset by lower money market mutual fund revenue.

Mortgage servicing related income increased $28 million, or 8%, versus the year ended December 31, 2009, due to higher servicing fees, partially offset by the negative impact of increased prepayments during 2010.

Mortgage production related income decreased by $249 million, or 66%, versus the year ended December 31, 2009. The decrease was due to a $21 billion, or 42%, decline in loan production. The provision for mortgage repurchase related losses for the year ended December 31, 2010 increased by 3% to $456 million versus $444 million for the year ended December 31, 2009. As of December 31, 2010, the reserve for mortgage repurchase losses was $265 million, an increase of $65 million versus the prior year. The increase in the reserve was due to a continued increase in repurchase requests during 2010 and expected elevated levels for the foreseeable future.

We expect future repurchase related losses and reserves will be largely driven by the volume of repurchase requests received from the GSEs, which have exhibited considerable month to month volatility. To date, the majority of our repurchase requests have been associated with 2006 and 2007 vintages, which produce higher losses. We expect that normal seasoning patterns for origination vintages, over time, will shift new repurchase requests to newer production vintages which have a lower risk profile. As that occurs, we expect lower aggregate request volumes and lower loss frequencies and severities, as the newer vintages exhibit more favorable characteristics, such as higher FICOs and lower original LTVs, as they were originated during or after periods that experienced the most significant home price depreciation. If our assumptions are correct, we expect a favorable impact on noninterest income from curtailed mortgage repurchases losses in 2011.

With respect to non-agency loan sales, we have sold $30.3 billion of such loans since 2005, with an insignificant amount of such sales occurring after 2007. Of this amount, we estimate that $16.7 billion is still outstanding. In addition to outstanding loans, our repurchase exposure includes loans no longer outstanding due to foreclosures or short sales. To date, we have received a modest number of repurchase requests regarding such loans, which have not resulted in any material repurchase related losses. While our losses have not been significant, we have been factoring our non-agency loss experience into our mortgage repurchase reserve process. However, if such repurchase requests increase materially in the future, we could suffer additional losses. See Part I, Item 1A, “Risk Factors” to this Annual Report on Form 10-K and Note 18, “Reinsurance Arrangements and Guarantees – Loan Sales,” to the Consolidated Financial Statements for additional information.

Service charges on deposit accounts decreased by $88 million, or 10%, versus the year ended December 31, 2009. The decreases were attributable to the implementation of Regulation E changes and a voluntary decision to eliminate overdraft fees on very small individual transactions, as well as reducing the maximum number of daily overdraft fees. The voluntary changes were in place for the entire third quarter while the Regulation E changes became effective in the middle of the third quarter. Until clients have fully exercised their opt-in opportunity and reacted to our client satisfaction initiatives around overdraft fees, we expect service charge income to decline over the next few quarters, with the reduction gradually moderating over time. The effects of adopting Regulation E and our voluntary overdraft changes impacted our fourth quarter results and are expected to have a full-year impact within the range of $120 to $170 million. This estimate, however, does not consider any mitigating actions that we may take.

Retail investment services income decreased by $13 million, or 6%, versus the year ended December 31, 2009. The decrease was attributable to declines to fixed annuity revenue, partially offset by increased recurring brokerage revenue linked to the equity markets and increased transactional revenue from variable annuity and mutual fund sales.

Other income increased by $25 million, or 15%, versus the year ended December 31, 2009. The increase was largely attributable to a $24 million reduction in net losses recognized on certain private equity investments as compared to the prior year.

Table 4 - Noninterest Expense

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Employee compensation	$2,364	$2,258	$2,327
Employee benefits	457	542	434

Personnel expense	2,821	2,800	2,761
Other real estate expense	300	244	105
Credit and collection services	279	259	156
Operating losses	83	99	446
Mortgage reinsurance	27	115	180

Credit-related costs	689	717	887
Outside processing and software	638	579	493
Net occupancy expense	361	357	347
Regulatory assessments	265	302	55
Marketing and customer development	177	152	372
Equipment expense	174	172	203
Consulting and legal	84	57	59
Postage and delivery	83	84	90
Net loss on debt extinguishment	70	39	12
Communications	64	67	70
Other staff expense	55	51	70
Amortization of intangible assets	51	56	76
Operating supplies	47	41	44
Impairment of goodwill/intangible assets	-	751	45
Visa litigation	-	7	(33)
Merger expense	-	-	13
Other expense	332	330	315

Total noninterest expense	$5,911	$6,562	$5,879

Noninterest Expense

Noninterest expense decreased by $651 million, or 10%, versus the year ended December 31, 2009. Included in noninterest expense for the year ended December 31, 2009 was a $751 million non-cash goodwill impairment charge recognized in the first quarter of 2009. Excluding the impact of the goodwill impairment charge, noninterest expense increased by $100 million, or approximately 2%, versus the year ended December 31, 2009. The impact of excluding the non-cash goodwill impairment charge provides a more meaningful comparison to the results in the current year by removing this nonrecurring item. The increase in 2010 expenses excluding the prior year goodwill impairment charge was reflective of our desire to balance investments in the business with our expense discipline. Specifically, the increase in core noninterest expense was primarily attributable to higher outside processing and software costs, increased marketing and customer development costs, higher consulting and legal expenses, higher personnel expense, and increased net loss on debt extinguishment, partially offset by a decline in regulatory expenses and credit-related costs.

Credit-related costs decreased by $28 million, or 4%, versus the year ended December 31, 2009. The decrease was due to decline in mortgage reinsurance losses of $88 million, partially offset by an increase in other real estate expenses of $56 million. Mortgage reinsurance expenses relate to the activities of our mortgage reinsurance guaranty subsidiary, Twin Rivers, whose loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Since the first quarter of 2009, our exposure to reinsurance losses has been limited to incremental insurance premium contributions, which has caused the steady decline in this expense as we ceased writing new contracts in 2009. Other real estate expense increased compared to 2009 primarily due to an increase in net losses on the sale of OREO properties.

Regulatory assessments decreased by $37 million, or 12%, compared to the year ended December 31, 2009, attributable to the decline in FDIC insurance premiums, primarily due to the payment of the special assessment levied on all banks during the second quarter of 2009, offset by higher deposit balances in 2010. With respect to the current FDIC deposit insurance proposal, the calculation will be based on net assets, not on deposits, which will raise our assessment base beginning in the second quarter of 2011; however, we expect that over time, the higher assessment base will be mitigated as improving operating trends, such as asset quality and earnings, favorably impact future premium calculations. While all of this may lead to some volatility in our quarterly expense, we do not expect a significant increase in our 2011 expense base.

Personnel expense increased by $21 million, or 1%, versus the year ended December 31, 2009. The increase was attributable to higher salaries, incentive compensation, and contract labor expenses, offset by a reduction in pension and other postretirement benefit expenses as a result of improved performance in the underlying plan assets in 2010. Full-time equivalent employees increased by 1,055 compared to December 31, 2009, with the majority of the increase resulting from hiring within our technology, mortgage, retail branches, and client support areas. These increases are a direct result of our commitment to investing in our business. Higher incentive compensation expense resulted from the strong revenue performance of certain business lines during 2010.

Outside processing and software costs increased by $59 million, or 10%, versus the year ended December 31, 2009, related to increased transaction volumes along with client acquisition and risk management technology investments made to enhance the client experience.

Marketing and customer development costs increased by $25 million, or 16%, versus the year ended December 31, 2009. The increase was attributable to higher promotional and advertising spending and more broadly as a result of investments made during the year to aid in the overall growth of our business.

Consulting and legal expenses increased by $27 million, or 47%, versus the year ended December 31, 2009. The increase was attributable to increases in litigation fees and expenses, coupled with an increase in consulting activities.

Net losses on debt extinguishment increased by $31 million versus the year ended December 31, 2009. Net losses on debt extinguishment in the current year were primarily due to early termination fees on the extinguishments of $1.7 billion in FHLB borrowings, in addition to the fees paid to repurchase $750 million of our debt in a tender offer during the third quarter. Net losses in the prior year primarily resulted from early termination fees for FHLB advances repaid during the year, net of gains on extinguishment of other long-term debt.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. In 2010, the provision for income taxes was a benefit of $185 million, compared to a benefit of $898 million in 2009. The 2010 effective tax rate was primarily driven by net favorable permanent tax items such as tax exempt interest income and tax credits significantly exceeding the positive pre-tax earnings. The 2009 effective tax rate was primarily attributable to the pre-tax loss and further increased by net favorable permanent tax items such as tax-exempt interest income, federal tax credits and the release of UTBs related to the completion of audit examinations by several taxing authorities; it was, however, reduced by a non-tax deductible goodwill impairment. For additional information on the reconciliation of the effective tax rate, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements.

Loans

As discussed in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements, we recently adopted new accounting guidance that requires additional disclosures about the credit quality of our loan portfolios and the credit reserves held against them. These new disclosures are intended to 1) describe the nature of credit risk inherent in our loan portfolio, 2) determine how we analyze and assess that risk in arriving at an adequate and appropriate ALLL, and 3) explain the changes in the ALLL and reasons for those changes. Additionally, the new disclosures are required to be made on a disaggregated basis by loan portfolio segment and/or by type of loan. A portfolio segment is defined as the level at which we develop and document our method for determining our ALLL. Loan types are further categories of our portfolio segments. In conjunction with adopting the new accounting guidance, we have adjusted prior year loan classifications to align with the current year loan classifications. While the reclassification had no effect on the carrying value of our LHFI or LHFS, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption loan classifications due to the inability to restate all prior periods under the new loan classifications.

Under the post-adoption classification, we have included commercial and construction loans secured by owner-occupied properties as part of commercial and industrial loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.

Table 5 - Loan Portfolio by Types of Loans (Post-Adoption)

(Dollars in millions)	December 31, 2010	December 31, 2009	% Change
Commercial loans:
Commercial & industrial[1]	$44,753	$44,008	2
Commercial real estate	6,167	6,694	(8)
Commercial construction	2,568	4,984	(48)

Total commercial loans	53,488	55,686	(4)
Residential loans:
Residential mortgages - guaranteed	4,520	949	376
Residential mortgages - nonguaranteed[2]	23,959	25,847	(7)
Home equity products	16,751	17,783	(6)
Residential construction	1,291	1,909	(32)

Total residential loans	46,521	46,488	-
Consumer loans:
Guaranteed student loans	4,260	2,786	53
Other direct	1,722	1,484	16
Indirect	9,499	6,665	43
Credit cards	485	566	(14)

Total consumer loans	15,966	11,501	39

LHFI	$115,975	$113,675	2%

LHFS	$3,501	$4,670	(25	) %

[1]Includes	$4 million and $12 million of loans previously acquired from GB&T and carried at fair value at December 31, 2010 and 2009, respectively.
[2]Includes	$488 million and $437 million of loans carried at fair value at December 31, 2010 and 2009, respectively.

Loans Held for Investment

LHFI increased by $2.3 billion, or 2%, during the year ended December 31, 2010. The increase was attributable to an increase in consumer loans, partially offset by a decrease in commercial loans. Residential loans were relatively flat year over year, although the risk profile of the residential profile improved during the period.

Commercial loans decreased by $2.2 billion, or 4%, during the year ended December 31, 2010, which was largely attributable to a decline in commercial construction loans. Commercial construction loans decreased by $2.4 billion, or 48%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure and significantly limiting new production. Partially offsetting this decline was growth from our asset-backed commercial paper conduit, which we consolidated effective January 1, 2010 as a result of new accounting guidance. Line of credit utilization rates among our corporate clients have stabilized, although they remain low overall. We continue to expect that broad-based commercial loan growth will return with an improving economy. However, the evidence to date suggests that growth will occur gradually. As this occurs, we will continue to grow commercial loans in client segments and products that offer opportunities.

Residential loans increased by $33 million, or less than 1%, during the year ended December 31, 2010. However, the composition of the residential loan portfolio changed during the year, as we continued to reduce our exposure to higher risk loans. Nonguaranteed residential mortgages declined by $1.9 billion, or 7%, due to paydowns and charge-offs. Additionally, we reduced our home equity loan portfolio by $1.0 billion, or 6%, and our residential construction portfolio by $618 million, or 32%, while increasing the amount of government guaranteed mortgages by $3.6 billion, or 376%, as part of our efforts to reduce overall risk and further diversify our loan portfolio.

Consumer loans increased by $4.5 billion, or 39%, during the year ended December 31, 2010. The increase was primarily attributable to a $1.5 billion increase in guaranteed student loans, which included the $0.5 billion impact of consolidating a student loan trust during the year, and a $2.8 billion increase in indirect consumer loans, which included purchases of $1.7 billion in automobile loans during the year. We have been opportunistic with consumer loan purchases completed to date, as we have found them to have attractive returns and credit characteristics.

Loans Held for Sale

LHFS decreased by $1.2 billion, or 25%, during year ended December 31, 2010. The decline is attributable to recently enacted legislation that prohibits us from originating federally-guaranteed student loans and to lower levels of mortgage loan originations, partially offset by the addition of LHFS related to a CLO entity that was consolidated as of January 1, 2010.

Table 6 - Loan Portfolio by Types of Loans (Pre-Adoption)

	As of December 31
(Dollars in millions)	2010	2009	2008	2007	2006
Commercial[1]	$34,064	$32,494	$41,040	$35,929	$34,614
Real estate:
Home equity lines	15,040	15,953	16,454	14,912	14,103
Construction	3,848	6,647	9,864	13,777	13,893
Residential mortgages[2]	31,572	30,790	32,066	32,780	33,830
Commercial real estate:
Owner occupied	8,674	8,915	8,758	7,948	7,709
Investor owned	5,868	6,159	6,199	4,661	4,859
Consumer:
Direct	6,638	5,118	5,139	3,964	4,160
Indirect	9,291	6,531	6,508	7,494	7,936
Credit card	980	1,068	970	854	350

LHFI	$115,975	$113,675	$126,998	$122,319	$121,454

LHFS	$3,501	$4,670	$4,032	$8,852	$11,790

1For the years ended December 31, 2010, 2009, and 2008, includes $4 million, $12 million, and $31 million of loans previously acquired from GB&T and carried at fair value.

2For the years ended December 31, 2010, 2009, 2008, and 2007, includes $488 million, $437 million, $239 million, and $221 million, respectively, of loans carried at fair value.

Table 7 – Selected Loan Maturity Data

	As of December 31, 2010 Remaining Maturities of Selected Loans
	Total	Within 1 Year	1-5 Years	After 5 Years
(Dollars in millions)
Loan Maturity
Commercial and commercial real estate[1]	$45,577	$25,037	$18,349	$2,191
Real estate - construction	2,568	1,860	653	55

Total	$48,145	$26,897	$19,002	$2,246

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$5,010	$1,733
Floating or adjustable interest rates			13,992	513

Total			$19,002	$2,246

[1]Excludes	$4,298 million in lease financing and $1,045 million in installment loans.

Asset Quality

Our overall asset quality has improved significantly since December 31, 2009, as nonperforming assets, nonaccrual loans and net charge-offs all declined compared to the prior year.

The commercial and industrial loan portfolio continues to perform well, as evidenced by improving trends in our credit quality indicators. Delinquencies, net charge-offs, and nonperforming loans all decreased year over year within this portfolio.

Under the post-adoption classification, our commercial real estate portfolio consists of investor-owned properties. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical CMBS guidelines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, abilities to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes. We believe the current commercial real estate cycle is not over, and we expect some elevated risk and variability in performance through the credit cycle. We continue to believe that this portfolio will perform comparatively well given its composition, the quality of our underwriting, and our ongoing management disciplines.

For our commercial construction portfolios, we continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered material relative to total loans outstanding. We expect quarterly variability in losses as we continue to work through the remaining risk in this runoff portfolio.

The residential mortgages portfolio continued to show overall improvement in terms of declines in NPLs and net charge-offs, as well as stable but continued elevated delinquencies. Certain products within this portfolio are insured through third-party pool level insurance; however, the dollar amount of claims received has declined during 2010 and we expect fewer claim payments going forward as we approach the insurance stop loss limits. Our outlook for the residential mortgage portfolio, based on past delinquency trends, is for reduced frequency of default over the next few quarters. We expect home prices to remain soft overall, trending down in some markets and stable to modestly up in other markets. We believe that lower expected default frequency and moderating loss severity will produce stable to modestly declining nonperforming loan and charge-off levels over the near term.

Asset quality in the home equity portfolio was slightly improved during the year, while higher risk balances continued to decline. Net charge-offs, early stage delinquencies, and nonperforming loans all showed modest year over year declines. Runoff in this portfolio has been concentrated in the higher risk portfolios, where no new production has occurred and little to no line availability exists.

The residential construction portfolio also showed improvement in terms of declines in NPLs and net charge-offs. Net charge-offs are expected to remain elevated and uneven as we work through the remainder of the risk in this portfolio. Further, while there may be some variability, we generally expect this trend of declining nonperforming loans to continue as we aggressively pursue workouts and transition foreclosed assets to OREO, and ultimately, disposition.

For the consumer portfolios, asset quality improved during the year. For all consumer portfolios, the net charge-off ratio declined in 2010 versus 2009. Likewise, early stage delinquencies declined across all portfolios except student loans, which are largely government guaranteed. Meanwhile, the level of nonperforming consumer loans remained relatively flat.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 19, “Concentrations of Credit Risk,” to the Consolidated Financial Statements for more information.

The following table shows our wholesale lending exposure at December 31, 2010 and 2009 to selected industries.

Table 8 - Funded Exposures by Selected Industries

	As of December 31, 2010		As of December 31, 2009[1]
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Real Estate	$9,828	18%	$12,776	23%
Consumer Products and Services	6,924	13	6,945	12
Diversified Financials and Insurance	4,960	9	3,600	6
Health Care and Pharmaceuticals	4,576	9	4,229	8
Retailing	3,576	7	3,088	6
Automotive	3,296	6	3,119	6
Government	3,227	6	3,606	6
Diversified Commercial Services and Supplies	2,917	5	3,052	5
Capital Goods	2,700	5	2,595	5
Religious Organizations/Non-Profits	1,961	4	2,005	4
Energy and Utilities	1,746	3	2,357	4
Media and Telecommunication Services	1,519	3	1,612	3
Materials	1,447	3	1,437	3
Individuals, Investments, and Trusts	1,399	3	1,665	3
Transportation	1,155	2	1,393	2
Technology (Hardware and Software)	659	1	572	1
Other Industries	1,598	3	1,635	3

Total	$53,488	100%	$55,686	100%

1Industry groupings have been modified from the prior year presentation. The new presentation presents exposure to industries as a result of repayment risk of the loan and allows for better comparability with industry peers who use a similar presentation.

The following table shows our LHFI portfolio at December 31, 2010 and 2009 by geographical region.

Table 9 – Loan Types by Geography

	Commercial		Residential		Consumer[4]
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Geography:
Central[1]	$15,466	$14,711	$9,083	$9,551	$1,858	$1,372
Florida[2]	11,300	11,935	13,179	14,951	3,018	2,648
MidAtlantic[3]	15,058	16,703	14,659	15,446	3,676	2,940
Other	11,664	12,337	5,080	5,591	2,741	1,400

Total	$53,488	$55,686	$42,001	$45,539	$11,293	$8,360

1The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.

2The Florida region includes Florida only.

3The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

4Excludes $413 million and $355 million as of December 31, 2010 and December 31, 2009, respectively, of private-label student loans with third-party insurance.

Additionally, the table above excludes student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss.

Allowance for Credit Losses

At December 31, 2010, the allowance for credit losses was $3.0 billion, which includes both the ALLL as well as the reserve for unfunded commitments. See Note 1, “Significant Accounting Policies,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements, as well the “Allowance for Credit Losses” section within the Critical Accounting

Policies in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation. As previously noted, while the reclassification of our loan types had no effect on total loan charge-offs and loan recoveries, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption charge-off and recovery classifications due to the inability to restate prior periods under the new classifications.

A rollforward of our allowance for credit losses, along with our summarized credit losses experience, is shown in the tables below:

Table 10 - Summary of Credit Losses Experience (Post-Adoption)

For the Years Ended December 31
(Dollars in millions)	2010	2009
Allowance for Credit Losses
Balance - beginning of period	$3,235	$2,379
Allowance recorded upon VIE consolidation	1	-
Provision for loan losses	2,708	4,007
Provision for unfunded commitments[1]	(57)	87
Charge-offs:
Commercial loans	(1,087)	(1,432)
Residential loans	(1,736)	(1,707)
Consumer loans	(195)	(259)

Total charge-offs	(3,018)	(3,398)

Recoveries:
Commercial loans	99	84
Residential loans	20	17
Consumer loans	44	59

Total recoveries	163	160

Net charge-offs	(2,855)	(3,238)

Balance - end of period	$3,032	$3,235

Components:
ALLL	$2,974	$3,120
Unfunded commitments reserve[2]	58	115

Allowance for credit losses	$3,032	$3,235

Average loans	$113,925	$121,041
Year-end loans outstanding	115,975	113,675
Ratios:
Allowance to year-end loans[3,4]	2.58%	2.76%
Allowance to nonperforming loans[3]	72.86	58.86
Allowance to net charge-offs[3]	1.04	x	0.96	x
Net charge-offs to average loans	2.51%	2.67%
Provision for loan losses to average loans	2.38	3.31
Recoveries to total charge-offs	5.4	4.7

1Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Given the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

2The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

3This ratio is calculated using the ALLL.

4For this ratio, $492 million and $449 million at December 31, 2010 and 2009, respectively, of LHFI carried at fair value were excluded from year-end loans.

The ALLL decreased by $146 million, or 5%, during the year ended December 31, 2010. The decrease in ALLL reflects improvements in asset quality during the year, partially mitigated by the continued uncertainty in the overall economic outlook.

The ratio of the ALLL to total NPLs increased to 72.86% as of December 31, 2010 from 58.86% as of December 31, 2009. The increase in this ratio was attributable to the $1.3 billion decrease in NPLs, partially offset by the decline in ALLL. The decrease in NPLs was due to charge-offs recognized, the migration of loans to OREO, and reduced inflows into nonaccrual status. See additional discussion regarding NPL trends in the “Nonperforming Assets” section of the MD&A.

The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality and overall economic conditions. As of December 31, 2010, the allowance to period-end loans ratio was 2.58%, down 18 basis points from December 31, 2009. Loan loss reserves are declining on both an absolute and relative basis for three primary reasons. First, higher risk portfolio balances continue to decline. Second, charge-offs associated with some of the higher risk portfolios, such as construction, are reducing reserves. Third, emerging risks have moderated. The loan production that has replaced recent runoff and charge-offs is higher quality commercial and consumer loans, as well as government guaranteed student and mortgage loans. Government guaranteed loans represented 8% of our total LHFI portfolio at December 31, 2010 versus 3% of the total LHFI portfolio at December 31, 2009.

The reserve for unfunded commitments was $58 million as of December 31, 2010, a decrease of $57 million from December 31, 2009. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate borrowers and secondarily as a result of a decrease in off balance sheet exposure.

Table 11 - Summary of Credit Losses Experience (Pre-Adoption)

Year Ended December 31
(Dollars in millions)	2010	2009	2008	2007	2006
Allowance for Credit Losses
Balance - beginning of period	$3,235	$2,379	$1,290	$1,047	$1,032
Allowance associated with loans at fair value[1]	-	-	-	(4)	-
Allowance from acquisitions & other activity, net	1	-	159	-	-
Provision for loan losses	2,708	4,007	2,474	665	263
Provision for unfunded commitments[2]	(57)	87	20	5	(1)
Charge-offs:
Commercial	(386)	(613)	(219)	(134)	(179)
Real estate:
Home equity lines	(591)	(715)	(449)	(116)	(29)
Construction	(447)	(507)	(194)	(12)	(2)
Residential mortgages[3]	(1,281)	(1,236)	(525)	(113)	(30)
Commercial real estate	(92)	(32)	(25)	(2)	(8)
Consumer loans:
Direct	(50)	(57)	(42)	(24)	(22)
Indirect	(84)	(152)	(193)	(107)	(82)
Credit cards	(87)	(86)	(33)	(7)	(5)

Total charge-offs	(3,018)	(3,398)	(1,680)	(515)	(357)
Recoveries:
Commercial	46	40	24	23	29
Real estate:
Home equity lines	40	30	16	8	7
Construction	12	8	3	1	2
Residential mortgages	21	18	8	6	8
Commercial real estate	(2)	4	1	2	6
Consumer loans:
Direct	8	8	8	10	12
Indirect	33	49	54	41	45
Credit cards	5	3	2	1	1

Total recoveries	163	160	116	92	110

Net charge-offs	(2,855)	(3,238)	(1,564)	(423)	(247)

Balance-end of period	$3,032	$3,235	$2,379	$1,290	$1,047

Components:
ALLL	$2,974	$3,120	$2,351	$1,282	$1,045
Unfunded commitments reserve	58	115	28	8	2

Allowance for credit losses	$3,032	$3,235	$2,379	$1,290	$1,047

Average loans	$113,925	$121,041	$125,433	$120,081	$119,645
Year-end loans outstanding	115,975	113,675	126,998	122,319	121,454
Ratios:
Allowance to year-end loans[4,5]	2.58%	2.76%	1.86%	1.05%	0.86%
Allowance to nonperforming loans[4,6]	72.9	58.9	61.7	101.9	216.9
Allowance to net charge-offs[4]	1.04	x	0.96	x	1.50	x	3.03	x	4.24	x
Net charge-offs to average loans	2.51%	2.67%	1.25%	0.35%	0.21%
Provision to average loans	2.38	3.31	1.97	0.55	0.22
Recoveries to total charge-offs	5.4	4.7	6.9	17.8	31.0

[1]Amount	removed from the ALLL related to our election to record $4.1 billion of residential mortgages at fair value.
[2]Beginning

in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Given the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

[3]Prior

to 2009, borrower misrepresentation and denied insurance claim losses were recorded as operating losses in the Consolidated Statements of Income/(Loss). These credit-related operating losses totaled $160 million and $78 million during the years ended December 31, 2008 and 2007, respectively. Prior to 2007, credit-related operating losses were immaterial. During 2009, credit-related operating losses charged-off against previously established reserves within other liabilities total $195 million.

[4]This	ratio is calculated using the ALLL.
[5]For	this ratio, $492 million, $449 million, $270 million, and $221 million at December 31, 2010, 2009, 2008, and 2007, respectively, of LHFI carried at fair value were excluded from year-end loans.
[6]During

the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the period-end loan amount, only loans measured at amortized cost. Previously, period-end loans included loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the ALLL relates solely to the loans measured at amortized cost. Loans measured at fair value or LOCOM that have been excluded from the prior period calculation were $172 million, which increased the calculation by approximately 12 basis points as of December 31, 2007. Amounts excluded in years prior to 2007 were immaterial and resulted in no basis point change in the respective calculation.

As previously noted, while the reclassification of our loan types had no effect on total loans or total ALLL, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption ALLL by loan type classifications due to the inability to restate prior periods under the new classifications.

The allocation of our ALLL by loan type is shown in the tables below:

Table 12 - Allowance for Loan Losses by Loan Type (Post-Adoption)

	December 31, 2010		December 31, 2009
	ALLL	Loan types as a % of total loans	ALLL	Loan types as a % of total loans
(Dollars in millions)
Commercial loans	$1,303	46%	$1,353	49%
Residential loans	1,498	40	1,592	41
Consumer loans	173	14	175	10

Total	$2,974	100%	$3,120	100%

Table 13 - Allowance for Loan Losses by Loan Type (Pre-Adoption)

(Dollars in millions)	As of December 31
Allocation by Loan Type	2010	2009	2008	2007	2006
Commercial loans	$477	$650	$631	$423	$416
Real estate loans	2,238	2,268	1,523	664	443
Consumer loans	259	202	197	110	96
Unallocated [1]	-	-	-	85	90

Total	$2,974	$3,120	$2,351	$1,282	$1,045

Year-end Loan Types as a Percent of	As of December 31
Total Loans	2010	2009	2008	2007	2006
Commercial loans	29%	29%	32%	29%	29%
Real estate loans	56	60	58	61	61
Consumer loans	15	11	10	10	10

Total	100%	100%	100%	100%	100%

[1]Beginning	in 2008, the unallocated reserve is reflected in our homogeneous pool estimates.

Charge-offs

Net charge-offs for the years ended December 31, 2010 and 2009 were $2.9 billion and $3.2 billion, respectively. As a percentage of average annualized loans, net charge-offs were 2.51% and 2.67% during the years ended December 31, 2010 and 2009, respectively. Factors which could affect general asset quality and charge-off levels include macro or regional economic volatility, specific borrower performance, and trends within specific sectors, such as construction and commercial real estate.

Total charge-offs for the year ended December 31, 2010 declined for the majority of our loan portfolios compared to the same period in 2009. However, commercial real estate charge-offs increased during the latter half of 2010 as specific loans were resolved. Given continuing stress in this segment, the timing and amount of future commercial real estate charge-offs will remain variable. For the first quarter of 2011, a stable to a modest decline in net charge-offs from fourth quarter levels is expected.

Provision for Credit Losses

The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL.

For the year ended December 31, 2010, the provision for loan losses decreased by $1.3 billion, or 32%, to $2.7 billion, compared to $4.0 billion for the year ended December 31, 2009. The decrease in the provision continued a trend of declining loan loss provisions over the last year, reflecting an improvement in overall asset quality and a gradually improving economy.

For the year ended December 31, 2010, the provision for unfunded commitments decreased by $144 million to a $57 million benefit, compared to an $87 million provision for the year ended December 31, 2009. The provision decrease for the year is primarily attributable to improved credit quality related to certain commercial and large corporate borrowers and secondarily as a result of a decrease in unfunded commitment exposure.

Although net charge-offs and provisions have recently declined, and despite indications of an improving economy, we expect net charge-offs and the provision for loan losses to remain elevated until we experience a sustained improvement in economic conditions. We believe the amount of future changes in the ALLL remains highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as sustained improvement in our portfolio-specific asset quality indicators. See the “Allowance for Credit Losses,” “Charge-offs,” and “Nonperforming Assets” sections within this MD&A for additional discussion of our expectations for asset quality.

Nonperforming Assets

As previously noted, while the reclassification of our loan types had no effect on total NPLs, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption NPL classifications due to the inability to restate prior periods under the new classifications.

Table 14 - Nonperforming Assets (Post-Adoption)

(Dollars in millions)	December 31, 2010	December 31, 2009	% Change

Nonaccrual/NPLs:
Commercial loans
Commercial & industrial[1]	$584	$732	(20)
Commercial real estate	342	191	79
Commercial construction	961	1,247	(23)

Total commercial NPLs	1,887	2,170	(13)
Residential loans
Residential mortgages - nonguaranteed[2]	1,543	2,283	(32)
Home equity products	355	367	(3)
Residential construction	290	529	(45)

Total residential NPLs	2,188	3,179	(31)
Consumer loans
Other direct	10	8	25
Indirect	25	45	(44)

Total consumer NPLs	35	53	(34)

Total nonaccrual/NPLs	4,110	5,402	(24)
OREO[3]	596	620	(4)
Other repossessed assets	52	79	(34)

Total nonperforming assets	$4,758	$6,101	(22	) %

Accruing loans past due 90 days or more[4]	$1,565	$1,500	4%
TDRs:
Accruing restructured loans	2,613	1,641	59
Nonaccruing restructured loans[5]	1,005	913	10
Ratios:
NPLs to total loans	3.54%	4.75%
Nonperforming assets to total loans plus
OREO and other repossessed assets	4.08	5.33

1Includes $4 million and $12 million of loans carried at fair value at December 31, 2010 and 2009, respectively.

2Includes $24 million and $34 million of loans carried at fair value at December 31, 2010 and 2009, respectively.

3Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

4Includes $979 million of consolidated loans eligible for repurchase from Ginnie Mae and classified as held for sale at December 31, 2009.

5Nonaccruing restructured loans are included in total nonaccrual/NPLs.

Nonperforming assets decreased by $1.3 billion, or 22%, during the year ended December 31, 2010. The decrease was attributable to a $1.3 billion reduction in NPLs as a result of our problem resolution efforts and the continued trend of lower NPL inflows.

Nonperforming commercial loans decreased by $283 million, or 13%, during the year ended December 31, 2010, primarily as a result of a $286 million decrease in commercial construction NPLs and a $148 million decrease in commercial and industrial NPLs, partially offset by a $151 million increase in commercial real estate NPLs. The overall decrease was driven primarily by net charge-offs of existing nonperforming commercial loans, partially offset by the migration of delinquent commercial loans to nonaccrual status. We believe that the increase in commercial real estate NPLs is related to a continuation of the current commercial real estate correction, and we expect some variability in the performance as this cycle plays out.

Nonperforming residential loans decreased by $991 million, or 31%, during the year ended December 31, 2010, primarily as a result of a $740 million decrease in nonguaranteed residential mortgage NPLs. The decrease was attributable to lower inflows of NPLs, net charge-offs, and the sale of certain residential NPLs in the second quarter of 2010.

Nonperforming consumer loans decreased by $18 million, or 34%, during the year ended December 31, 2010, primarily as a result of a $20 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the year, partially offset by the migration of delinquent consumer loans to nonaccrual status.

OREO decreased by $24 million, or 4%, during the year ended December 31, 2010. The decline consisted of a $7 million decrease in residential construction related properties and a decrease in commercial properties of $20 million, partially offset by a $3 million increase in residential homes. During the years ended December 31, 2010 and 2009, sales of OREO resulted in proceeds of $769 million and $544 million, respectively, and net losses on sales of $55 million and net gains on sales of $26 million, respectively, excluding changes in the valuation reserve attributable to lots and land for which current property-specific values were not available prior to sale. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income/(Loss). Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 52% and 36%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, these properties were re-evaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.

Other repossessed assets decreased by $27 million, or 34%, during the year ended December 31, 2010. The decrease is largely attributable to impairment charges and sales of repossessed assets during the year, partially offset by additional repossessions during the year.

Accruing loans past due ninety days or more increased by $65 million, or 4%, during the year ended December 31, 2010. Included in the accruing loan population were $884 million and $979 million of residential mortgages at December 31, 2010 and 2009, respectively, which were fully insured by the FHA or the VA. Also included in the population of accruing loans past due ninety days or more were $596 million and $365 million of federally guaranteed student loans at December 31, 2010 and 2009, respectively.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Such interest income recorded was $39 million and $36 million for the years ended December 31, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $340 million and $354 million for the years ended December 31, 2010 and 2009, respectively, would have been recorded.

Review of Foreclosure Practices

We have observed an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is attributable to delays in the foreclosure process.

We recently conducted an assessment of our foreclosure process in all states. Our review indicated approximately 4,000 files, or less than 15% of active foreclosure proceedings, contained documents with technical issues in the foreclosure complaint verification, affidavit preparation and notary processes, which we describe in greater detail below. We do not believe that any potential deficiency identified violated applicable law. Below, we explain the issues we identified, what we have done and what we are doing to remediate potential deficiencies identified, and our expectations as to the effect these remedial efforts will have on our financial results. As explained below, we do not expect these concerns to have a material adverse affect upon our financial condition, results of operations, or cash flows.

Filing requirements in Florida require a foreclosure complaint to be “verified” when filed with a court. In this context, “verified” means that the complaint includes a signed statement to the effect that the signer has read the document and believes the facts alleged in the complaint to be true and correct to the best of the signer’s knowledge and belief. Similarly, filing requirements in some judicial foreclosure states, including Florida, require an affidavit of indebtedness, or a sworn statement, which includes, among other things, a description of the loan, a statement that the loan is in default, the current principal balance and accrued interest, and an itemization of the amounts owed. In many states, affidavits, as well as certain other documents prepared and submitted in the foreclosure processes, are required to be notarized.

Our review identified instances in which the verified complaints may not have been fully reviewed by the signer prior to the filing of the complaint. In those instances, the signer relied upon review work performed by others. Similarly, with a population of affidavits of indebtedness, our review indicated certain circumstances where officers signed affidavits based upon a review performed by a foreclosure processor, rather than based on their review. As to the process of notarizing documents, while signatures were notarized by notaries who worked on the same floor and in the same general area as the signer, and while the notary had personal knowledge and awareness of the person who signed the documents, the process could be improved. We have completed notary training and the process is now more regimented and tightly managed.

To address all issues identified, we have elected to replace any documents containing one or more of the issues identified on file with a court in any pending foreclosure action not yet reduced to judgment. All replacement documentation has been and will be prepared in compliance with all applicable rules and required formalities. We estimate this process of resubmitting affidavits will be substantially completed during the first quarter of 2011. Once these affidavits are resubmitted, there may be prolonged adversary proceedings that delay certain foreclosure sales. We are undertaking similar remedial action in non-judicial foreclosure states as necessary and appropriate.

Given the time required to bring a foreclosure filing to a judicial hearing, which exceeds one year in many jurisdictions, we expect that our remediation efforts will delay only a relatively small number of foreclosure proceedings or sales. Also, we expect the cost of resubmitting legal documents to be modest. However, any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral. Nevertheless, we believe these additional costs will have an immaterial effect on our financial condition, results of operations, and cash flows.

In addition to our own review, various regulators, including the Federal Reserve, have conducted a review of our mortgage servicing practices, as well as all other large servicers in the U.S. We expect these regulators to ask us and other servicers to consent to an order possibly related to (i) the filing of affidavits without personal knowledge, (ii) the filing of improperly notarized documents, (iii) failing to ensure that the promissory note and all necessary mortgage documents were properly endorsed or assigned and, if necessary, in the possession of the appropriate party at the time foreclosure proceedings were instituted, (iv) failing to devote sufficient financial, staffing, and managerial resources, and (v) failing to develop related processes and operational controls to prevent these problems. We expect that such a consent order will require us to implement substantial additional operational processes and reviews within a certain time frame. We also expect that such regulators may seek civil monetary penalties at a later time. At this time, we do not know the amount of such penalties, the extent of such required actions, or whether other regulators and law enforcement agencies will seek other remedies.

Regulators and other law enforcement authorities in certain states and the United States Department of Justice and other federal agencies have stated they are investigating whether mortgage servicers have had irregularities in their foreclosure practices. Those investigations, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in fines, penalties or other equitable remedies and result in significant legal costs in responding to governmental investigations and possible litigation. While we cannot predict the ultimate impact of any delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation, investor scrutiny as to compliance with contracts, and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We expect that our costs will increase in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. This may result in higher noninterest expense, including higher servicing costs and legal expenses, in our Mortgage line of business. In addition, process changes required as a result of our assessment could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales temporarily may increase, and this may result in an increase in nonperforming assets and servicing advances and may impact the collectability of such advances and the value of our mortgage servicing rights asset. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes could increase the costs associated with our mortgage operations.

Table 15 - Nonperforming Assets (Pre-Adoption)

	As of December 31
(Dollars in millions)	2010	2009	2008	2007	2006
Nonperforming Assets
Nonaccrual/NPLs:
Commercial[1]	$255	$484	$322	$75	$107
Real estate:
Construction loans	1,013	1,485	1,277	295	39
Residential mortgages[2]	1,988	2,716	1,847	841	266
Home equity lines	285	289	272	136	13
Commercial real estate	531	392	177	44	55
Consumer loans	38	37	45	39	24

Total nonaccrual/NPLs	4,110	5,403	3,940	1,430	504
OREO[3]	596	620	500	184	55
Other repossessed assets	52	79	16	12	7

Total nonperforming assets	$4,758	$6,102	$4,456	$1,626	$566

Accruing loans past due 90 days or more[4]	$1,565	$1,500	$1,032	$611	$352
TDRs:
Accruing restructured loans	2,613	1,641	463	30	28
Nonaccruing restructured loans[5]	1,005	913	268	-	-
Ratios:
NPLs to total loans	3.54%	4.75%	3.10%	1.17%	0.41%
Nonperforming assets to total loans plus
OREO and other repossessed assets	4.08	5.33	3.49	1.33	0.47

1Includes $4 million, $12 million, and $31 million of loans carried at fair value at December 31, 2010, 2009, and 2008, respectively.

2Includes $24 million, $22 million, and $12 million of loans carried at fair value at December 31, 2010, 2009, and 2008 respectively.

3Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

4Includes $979 million, $494 million, $236 million, and $162 million of consolidated loans eligible for repurchase from GNMA and classified as held for sale at December 31, 2009, 2008, 2007, and 2006, respectively.

5Nonaccruing restructured loans are included in total nonaccrual/NPLs.

Restructured Loans

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing review that is programmatic in nature. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. For commercial loans, the primary restructuring method is the extensions of terms. Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. See Note 1, “Significant Accounting Policies,” and Note 6, “Loans,” to the Consolidated Financial Statements for further information regarding our accounting policy for TDRs.

Accruing restructured loans increased by $972 million, or 59%, during the year ended December 31, 2010. The increase in accruing restructured loans was attributed to a general increase in the number of loan modifications, as well as an increase in the number of previously nonaccruing restructured loans meeting sustained repayment performance criteria and therefore transferring to accrual status. Nonaccruing restructured loans increased by $92 million, or 10%, during the year ended December 31, 2010, reflecting the overall increase in loan modifications despite such loans not yet meeting the repayment performance criteria.

Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $96 million and $52 million for the years ended December 31, 2010 and 2009, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $140 million and $75 million for the years ended December 31, 2010 and 2009, respectively, would have been recorded.

Our total TDR portfolio is composed of $3.2 billion in residential loans, which are predominately first and second lien residential mortgages and home equity lines of credit, $437 million in commercial loans, which are predominately income-producing properties, and $11 million in direct consumer loans. At December 31, 2010, 70% of our total TDR portfolio was current with respect to principal and interest.

The following table displays our residential real estate TDR portfolio by modification type and payment status at December 31, 2010.

Table 16 – Selected Residential TDR Data

	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$375	$48	$423	$26	$68	$94
Rate reduction and term extension	1,722	305	2,027	66	465	531
Other[2]	42	15	57	3	31	34

Total	$2,139	$368	$2,507	$95	$564	$659

1TDRs	considered delinquent for purposes of this table were those at least thirty days past due.
[2]Primarily	consists of extensions and deficiency notes.

We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. Generally, once a residential loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it is ultimately repaid in full, or foreclosed and sold. At December 31, 2010, specific reserves included in the ALLL for residential TDRs were $428 million. In addition, we have recorded approximately $240 million in charge-offs on residential TDRs and recorded $14 million in mark-to-market losses on residential TDRs carried at fair value, life to date.

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

The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

Table 17 - Trading Assets and Liabilities

	As of December 31
(Dollars in millions)	2010	2009	2008
Trading Assets
U.S. Treasury securities	$187	$499	$143
Federal agency securities	361	474	803
U.S. states and political subdivisions	123	59	2,166
RMBS - agency	301	94	59
MBS - private	15	6	16
CDO securities	55	175	278
ABS	59	51	172
Corporate and other debt securities	743	466	590
CP	14	1	400
Equity securities	221	256	193
Derivative contracts	2,743	2,610	4,699
Trading loans	1,353	289	877

Total trading assets	$6,175	$4,980	$10,396

Trading Liabilities
U.S. Treasury securities	$439	$190	$395
Federal agency securities	-	3	46
Corporate and other debt securities	398	144	147
Equity securities	-	8	13
Derivative contracts	1,841	1,844	2,640

Total trading liabilities	$2,678	$2,189	$3,241

Trading Assets and Liabilities

Trading assets increased $1.2 billion, or 24%, since December 31, 2009. This increase was primarily driven by an increase in trading loans and corporate debt securities.

Trading loans increased during the year ended December 31, 2010 primarily as a result of the resumption of our TRS business. There were no TRS-related trading loans outstanding as of December 31, 2009, but as of December 31, 2010, the business had $972 million in outstanding trading loans. The increase in corporate debt securities was due to market movements and normal client business activity.

Certain securities were purchased during the fourth quarter of 2007 from affiliates which included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from Company-sponsored securitizations. During the year ended December 31, 2010, we recognized approximately $37 million in net market valuation gains related to these securities. During the year ended December 31, 2010, we received approximately $136 million in cash from paydowns, maturities, calls and restructurings related to these securities, reducing our exposure to these distressed assets to approximately $60 million as of December 31, 2010. In January 2011, we were able to sell all but an insignificant piece of the remaining exposure to these acquired assets.

The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009. We discuss FINRA’s ARS investigation in Note 21, “Contingencies,” to the Consolidated Financial Statements. The amount of ARS recorded in trading assets at fair value totaled $147 million as of December 31, 2010 compared to $176 million as of December 31, 2009. The majority of these ARS are preferred equity securities, and the remaining securities are backed by trust preferred bank debt or student loans.

Trading liabilities increased $489 million, or 22%, since December 31, 2009 due primarily to an increase in U.S. Treasury and corporate and other debt securities that act as a hedge for some of the trading assets we own.

Table 18 – Securities Available for Sale

	As of December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
RMBS - agency	14,014	372	28	14,358
RMBS - private	378	3	34	347
CDO securities	50	-	-	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	-	1,973	-	1,973
Other equity securities[1]	886	1	-	887

Total securities AFS	$24,484	$2,534	$123	$26,895

1At December 31, 2010, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $197 million in mutual fund investments (par value).

	As of December 31, 2009
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206	$1	$30	$5,177
Federal agency securities	2,733	13	9	2,737
U.S. states and political subdivisions	928	28	11	945
RMBS - agency	15,705	273	62	15,916
RMBS - private	472	1	95	378
ABS	310	10	5	315
Corporate and other debt securities	505	10	3	512
Coke common stock	-	1,710	-	1,710
Other equity securities[1]	786	1	-	787

Total securities AFS	$26,645	$2,047	$215	$28,477

1At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (par value).

	As of December 31, 2008
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$126	$1	$-	$127
Federal agency securities	339	20	-	359
U.S. states and political subdivisions	1,019	25	6	1,038
RMBS - agency	14,424	136	10	14,550
RMBS - private	629	8	115	522
Corporate and other debt securities	303	5	14	294
Coke common stock	-	1,358	-	1,358
Other equity securities[1]	1,443	5	-	1,448

Total securities AFS	$18,283	$1,558	$145	$19,696

1At December 31, 2008, other equity securities included $493 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $589 million in mutual fund investments (par value).

Table 19 – Maturity Distribution of Securities Available for Sale

	As of December 31, 2010
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$1	$3,390	$2,055	$-	$5,446
Federal agency securities	62	1,608	184	29	1,883
U.S. states and political subdivisions	114	290	63	98	565
RMBS - agency	459	12,738	781	36	14,014
RMBS - private	35	188	155	-	378
CDO securities	-	50	-	-	50
ABS	290	504	4	-	798
Corporate and other debt securities	9	307	123	25	464

Total debt securities	$970	$19,075	$3,365	$188	$23,598

Fair Value
U.S. Treasury securities	$1	$3,505	$2,010	$-	$5,516
Federal agency securities	63	1,613	190	29	1,895
U.S. states and political subdivisions	116	303	64	96	579
RMBS - agency	470	13,039	810	39	14,358
RMBS - private	32	175	140	-	347
CDO securities	-	50	-	-	50
ABS	297	508	3	-	808
Corporate and other debt securities	9	314	135	24	482

Total debt securities	$988	$19,507	$3,352	$188	$24,035

Weighted average yield (FTE):
U.S. Treasury securities	0.74%	2.44%	2.92%	-%	2.62%
Federal agency securities	3.41	1.92	4.14	4.02	2.22
U.S. states and political subdivisions	6.87	6.09	5.93	5.14	6.11
RMBS - agency	2.23	3.20	4.56	5.38	3.23
RMBS - private	1.70	7.59	7.54	4.35	7.03
CDO securities	-	3.86	-	-	3.86
ABS	1.73	2.47	13.43	-	2.15
Corporate and other debt securities	4.82	2.09	5.74	1.13	3.15

Total debt securities	2.84%	3.01%	3.76%	4.91%	3.10%

Securities Available for Sale

The securities AFS portfolio is managed as part of the overall asset and liability management process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $26.9 billion as of December 31, 2010, a decrease of $1.6 billion, or 6%, versus December 31, 2009. Changes in the size and composition of the portfolio during the year reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. These changes included increasing the size and extending the duration of the U.S. Treasury position, decreasing the agency MBS positions, reducing federal agency securities, reducing the municipal position by selling lower rated securities, and purchasing high quality ABS backed by newly-originated consumer automobile loans. For additional information on composition and valuation assumptions related to securities AFS, see the “Trading Assets and Securities Available for Sale” section of Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

At December 31, 2010, the carrying value of securities AFS reflected $2.4 billion in net unrealized gains, which were comprised of a $2.0 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $438 million net unrealized gain on the remainder of the portfolio. At December 31, 2009, the carrying value of securities AFS reflected $1.8 billion in net unrealized gains, which were comprised of a $1.7 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $122 million net unrealized gain on the remainder of the portfolio. During the years ended December 31, 2010 and 2009, we recorded $193 million and $118 million in net realized gains from the sale of securities AFS as a result of the aforementioned repositioning activities.

For the year ended December 31, 2010, the average yield on a FTE basis for the securities AFS portfolio declined to 3.21% compared to 4.23% for the year ended December 31, 2009. The yield decline was largely due to security maturities, prepayments, and sales, with the proceeds generally reinvested at current lower yields. Additionally, the portfolio’s yield was impacted by the purchase of lower yielding U.S. Treasury securities in late 2009.

The portfolio’s effective duration increased to 3.3% as of December 31, 2010 from 3.0% as of December 31, 2009. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.3% suggests an expected price change of 3.3% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong at December 31, 2010. Excluding the $2.9 billion of fair value represented by equity securities, $23.0 billion, or 96%, of the remaining $24.0 billion in securities AFS carried an actual or implied AAA rating, the highest possible, as designated by at least one NRSRO. The amount of ARS recorded in the securities AFS portfolio totaled $128 million as of December 31, 2010 and $156 million as of December 31, 2009. Included in ARS are tax-exempt municipal securities as well as student loan ABS.

Due to the high quality and highly liquid nature of the portfolio, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Going forward, we will continue to evaluate opportunities to reduce our risk to a further steepening of the yield curve. Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we may eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY

Background

We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s IPO and received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 91 years and have been classified as securities AFS, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity. As of December 31, 2010, we owned 30 million Coke shares with an accounting cost basis of $69,295 and a fair market value of $2.0 billion.

We commenced a comprehensive balance sheet review initiative in early 2007 in an effort to improve liquidity and capital efficiency. As part of this initiative, we began to formally evaluate the capital efficiency of our holdings of Coke common shares, as we were prohibited from including the market value of our investment in Coke common shares in Tier 1 capital in accordance with Federal Reserve capital adequacy rules. As a result of this initiative, at various times during 2007 and 2008 we sold and made a charitable contribution of all but 30 million shares of our Coke stock. Additionally, during the second half of 2008, we executed The Agreements on the remaining 30 million shares that we owned. Our primary objective in executing these transactions was to optimize the benefits we obtained from our long-term holding of this asset, including the capital treatment by bank regulators.

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

Contemporaneously with entering into The Agreements, the Counterparty invested in senior unsecured promissory notes issued by the Bank and SunTrust (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. The Notes carry stated maturities of approximately ten years from the effective date and bear interest at one-month LIBOR plus a fixed spread. The Counterparty pledged the Notes to us and we pledged the 30 million Coke common shares to the Counterparty, securing each entity’s respective obligations under The Agreements. The pledged Coke common shares are held by an independent third party custodian and the Counterparty is prohibited under The Agreements from selling, pledging, assigning or otherwise using the pledged Coke common shares in its business.

We generally may not prepay the Notes. The interest rate on the Notes will be reset upon or after the settlement of The Agreements, either through a remarketing process, or based upon dealer quotations. In the event of an unsuccessful remarketing of the Notes, we would be required to collateralize the Notes and the maturity of the Notes may accelerate to the first anniversary of the settlement of The Agreements. However, we presently believe that it is substantially certain that the Notes will be successfully remarketed.

The Agreements carry scheduled settlement terms of approximately seven years from the effective date. However, we have the option to terminate The Agreements earlier with the approval of the Federal Reserve. The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke and other typical termination events. Upon such early termination, there could be exit costs or gains, such as certain breakage fees including an interest rate make-whole amount, associated with both The Agreements and the Notes. Such costs or gains may be material but cannot be determined at the present time due to the unlikely occurrence of such events and the number of variables that are unknown. However, the payment of such costs, if any, will not result in us receiving less than the Minimum Proceeds from The Agreements. We expect to sell all of the Coke common shares upon settlement of The Agreements, either under the terms of The Agreements or in another market transaction. See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements for additional discussion of the transactions.

The Federal Reserve determined that we may include in Tier 1 capital, as of the effective date of The Agreements, an amount equal to the Minimum Proceeds minus the deferred tax liability associated with the ultimate sale of the 30 million Coke common shares. Accordingly, The Agreements resulted in an increase in Tier 1 capital during the third quarter of 2008 of approximately $728 million.

DEPOSITS

Table 20 – Composition of Average Deposits

	Year Ended December 31			Percent of Total
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Noninterest-bearing	$26,103	$24,249	$20,949	22%	20%	18%
NOW accounts	24,668	23,601	21,081	21	20	18
Money market accounts	38,893	31,864	26,565	32	27	23
Savings	4,028	3,664	3,771	3	3	3
Consumer time	14,232	16,718	16,770	12	14	14
Other time	9,205	13,068	12,197	8	11	11

Total consumer and commercial deposits	117,129	113,164	101,333	98	95	87
Brokered deposits	2,561	5,648	10,493	2	5	9
Foreign deposits	355	434	4,250	-	-	4

Total deposits	$120,045	$119,246	$116,076	100%	100%	100%

During 2010, we continued to experience deposit growth as well as improving deposit mix, as the relative proportion of lower cost deposit accounts increased. These favorable trends were major drivers of the growth in net interest margin that we were able to achieve during the year. Average consumer and commercial deposits increased during 2010 by $4.0 billion, or 3.5%, compared to 2009. The growth was concentrated in noninterest bearing DDA, NOW, money market, and savings accounts which increased $10.3 billion, or 12%. The increase was partially offset by declines in consumer time and other time deposit account balances which decreased by $6.3 billion, or 21%. These positive trends resulted from our continued marketing efforts, pricing discipline in the context of a low and declining rate environment, improving operational execution, as well as an industry-wide preference for greater liquidity.

Consumer and commercial deposit growth remains one of our key initiatives. During 2010, we focused on growing our client base, number of households, and deposit share while managing the rates we pay on our deposits. Overall growth was accomplished through a judicious use of competitive rates in select products and select geographies. We experienced mixed results across our 16 regions due to competitive forces, unusual deposit flows resulting from the FDIC’s TAGP, and concentrations of time deposit clients. Other initiatives to attract deposits included innovative product and features offerings, enhanced programs and initiatives, customer-targeted offers, and advanced analytics that leverage product offerings with customer segmentation. We continued to leverage the “Live Solid. Bank Solid.” brand to improve our visibility in the marketplace. It is designed to speak to what is important to clients in the current environment and to inspire customer loyalty and capitalize on some of the opportunities presented by the new banking landscape. We continue to manage judiciously through the implications of impending or executed regulatory change and evaluate the impacts to our deposit products and clients. Average brokered and foreign deposits decreased by $3.2 billion, or 52%, during 2010 compared to 2009. This decrease was due to our ability to grow deposits and, in turn, reduce our reliance upon wholesale funding sources. As of December 31, 2010 securities pledged as collateral for deposits totaled $3.9 billion.

Table 21 – Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More

	At December 31, 2010
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Total
Months to maturity:
3 or less	$1,558	$140	$654	$2,352
Over 3 through 6	953	29	-	982
Over 6 through 12	2,016	52	-	2,068
Over 12	3,115	2,144	-	5,259

Total	$7,642	$2,365	$654	$10,661

SHORT-TERM BORROWINGS

Table 22 – Short-Term Borrowings

	As of December 31		Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate
2010
Federal funds purchased ¹	$951	0.18%	$1,226	0.19%	$3,163
Securities sold under agreement to repurchase ¹	2,180	0.17	2,416	0.15	2,830
CP issued	99	0.62	458	0.48	1,009
Other short-term borrowings	2,591	0.71	2,556	0.42	4,608

2009
Federal funds purchased ¹	$1,433	0.15%	$1,670	0.19%	$3,920
Securities sold under agreement to repurchase ¹	1,871	0.11	2,483	0.18	3,333
CP issued	-	N/A	15	0.40	150
Other short-term borrowings	2,062	1.08	2,689	0.54	5,676

2008
Federal funds purchased ¹	$1,120	0.32%	$2,622	1.96%	$5,693
Securities sold under agreement to repurchase ¹	3,193	0.19	4,961	1.59	6,318
CP issued	-	N/A	52	2.40	148
Other short-term borrowings	5,166	0.48	3,005	1.79	5,166

[1]

Federal funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

Short-term borrowings increased $455 million, or 8%, from December 31, 2009 to $5.8 billion as of December 31, 2010. The increase was primarily attributable to an incremental $309 million of securities sold under agreement to repurchase and $300 million of dealer collateral held by the Company as of December 31, 2010. Additionally, the $99 million of CP issued during 2010 contributed to the rise in short-term borrowings. These increases were slightly offset by a decrease of $482 million in Fed funds purchased overnight to $951 million as of December 31, 2010.

LONG-TERM DEBT

Table 23 – Long-Term Debt

	As of December 31
(Dollars in millions)	2010	2009
Parent Company Only
Senior, fixed rate	$922	$947
Senior, variable rate	1,512	1,512
Subordinated, fixed rate	200	505
Junior subordinated, fixed rate	1,693	1,693
Junior subordinated, variable rate	651	657

Total Parent Company debt	4,978	5,314

Subsidiaries
Senior, fixed rate	2,640	5,177
Senior, variable rate	3,443	3,671
Subordinated, fixed rate	2,087	2,828
Subordinated, variable rate	500	500

Total subsidiaries debt	8,670	12,176

Total long-term debt	$13,648	$17,490

Long-term debt decreased $3.8 billion, or 22%, from December 31, 2009 to $13.6 billion at December 31, 2010. The decline in long-term debt was primarily the result of the repayment of $2.7 billion of FHLB advances, $500 million of which was issued during 2010 and $1.1 billion matured during 2010. We terminated $103 million of senior fixed rate debt and $929 million of senior floating rate debt, of which $750 million matured during 2010. Slightly offsetting the termination of the aforementioned senior debt was the increase in senior variable rate debt of $474 million and $290 million related to consolidation of the Student Loan entity and the CLO entity, respectively. The CLO debt is carried at fair value. See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for additional information related to the consolidation. Additionally, we performed a cash tender offer to purchase $750 million aggregate principal amount of our outstanding subordinated debt securities carried at fair value that were to mature between 2015 and 2020. Following the tender offer, we repurchased an additional $99 million of these subordinated debt securities in the secondary market. We also repurchased $34 million of Parent Company senior fixed rate debt and $6 million of Parent Company Junior Subordinated variable rate debt. During 2010, $300 million of Parent Company subordinated fixed rate debt recorded at fair value matured. Repayment was assisted by the continued growth during the year of our core deposit portfolio.

CAPITAL RESOURCES

Table 24 – Capital Ratios

	As of December 31
(Dollars in millions)	2010	2009	2008

Tier 1 capital	$18,156	$18,069	$17,614
Total capital	21,967	22,895	22,743
Risk-weighted assets	132,819	139,380	162,046

Tier 1 capital	$18,156	$18,069	$17,614
Less:
Qualifying trust preferred securities	2,350	2,356	2,847
Preferred stock	4,942	4,917	5,222
Allowable minority interest	127	104	102

Tier 1 common equity	$10,737	$10,692	$9,443

Risk-based ratios:
Tier 1 common equity	8.08%	7.67%	5.83%
Tier 1 capital	13.67	12.96	10.87
Total capital	16.54	16.43	14.04
Tier 1 leverage ratio	10.94	10.90	10.45
Total shareholders’ equity to assets	13.38	12.94	11.90

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

Both the Company and the Bank are subject to a minimum Tier 1 capital and total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 leverage ratio requirements, which measures Tier 1 capital against average assets for leverage purposes, which is a regulatory exposure measure with adjustments similar to those used to calculate Tier 1 capital. The minimum and well-capitalized ratios are 3% and 5%, respectively.

In September 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers and more stringent definitions of capital and exposure. Basel III would impose a new common equity requirement of 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. Our current proforma Tier 1 common ratio is in excess of 8%, which is above the 2019 Basel III 7% requirement. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards. We intend to comply with those requirements when announced as they may apply to us. The new rule also proposes the deduction of certain assets in measuring Tier 1 capital. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS and the new requirements are anticipated to be phased in over the period from 2013 to 2015. We will continue to monitor the Federal Reserve’s implementation of the Basel III standards.

The composition of our capital elements is likely to be impacted by the Dodd-Frank Act in at least two ways over the next several years. First, the Dodd-Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which may require greater capital levels than presently required and which may vary among financial institutions based on size, risk, complexity, and other factors. We expect the Federal Reserve to use this authority to implement the Basel III capital requirements, although this authority is not limited to the Basel III requirements. See additional discussion of newly proposed Basel III capital rules in the “Executive Overview” section of this MD&A. Second, a portion of the Dodd-Frank Act (sometimes referred to as the Collins Amendment) directs the Federal Reserve to adopt new capital requirements for certain bank holding companies (including SunTrust Banks, Inc.) which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank. We expect that the Federal Reserve will apply these to us over a 3-year period beginning January 1, 2013 and that, as a result, approximately $2.3 billion in principal amount of Parent Company trust preferred and other hybrid capital securities that will be outstanding at such future time, will no longer qualify for Tier 1 capital treatment at that time. We will consider changes to our capital structure as these new regulations are published and become applicable to us.

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

Our capital levels increased with Tier 1 common equity, Tier 1 capital, and Total capital ratios at 8.08%, 13.67%, and 16.54%, respectively, at December 31, 2010 compared to 7.67%, 12.96%, and 16.43%, respectively, at December 31, 2009. The increase in Tier 1 common equity and Tier 1 capital ratios was due to stable Tier 1 capital and Tier 1 common equity and the decline in risk weighted assets. Our Total capital ratio was stable as a result of lower risk weighted assets, offset by the tender for subordinated debt that we completed in the third quarter. See additional discussion related to the repurchase of debt securities in the “Liquidity Risk” section of this MD&A. Our capital position remains strong relative to current regulatory requirements. Our Tier 1 common ratio also exceeds the guidelines recently published by the BCBS and anticipated to be endorsed by the U.S. regulatory agencies.

We declared and paid common dividends totaling $20 million during the year ended December 31, 2010, or $0.04 per common share, compared to $83 million, or $0.22 per common share, during 2009. In addition, we declared dividends payable during the years ended December 31, 2010 and 2009 of $7 million and $14 million, respectively, on our Series A preferred stock. Further, during the years ended December 31, 2010 and 2009, we declared dividends payable of $242 million and $243 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury under the TARP’s CPP. Given our capital position and our current liquidity, we believe are well positioned to repay TARP when regulatory approval is received. However, the Federal Reserve has required similarly-situated financial institutions to raise additional common equity as a prerequisite to repaying TARP, and there can be no assurance that we will not also be required to do so.

During 2009, we reduced the common share dividend to $0.01 per share, per quarter where it remained as of the most recent common share dividend declaration in February 2011. It is not likely that we will increase our dividend until we have obtained the consent of our applicable regulators as further described below.

The Federal Reserve is currently conducting a comprehensive review process (the Comprehensive Capital Plan Review) to evaluate the repayment of TARP by bank holding companies, as well as other capital related items such as common dividends and share repurchases, which will be completed by late March. Once the review process is completed, we will be in a better position to reevaluate our repayment options and the appropriate timing. We expect that our current Tier 1 common ratio of 8.1%, proforma Basel III Tier 1 common ratio of 8.4%, and our reduced risk profile will serve us well in this process.

In connection with the issuances of the Series A Preferred Stock of SunTrust Banks, Inc., the Fixed to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, the 6.10% Trust Preferred Securities of SunTrust Capital VIII, and the 7.875% Trust Preferred securities of SunTrust Capital IX (collectively, the “Issued Securities”), we entered into RCCs. The RCCs limit our ability to repay, redeem or repurchase the Issued Securities (or certain related securities). We executed each of the RCCs in favor of the holders of certain debt securities, who are initially the holders of our 6% Subordinated Notes due 2026. The RCCs are more fully described in Current Reports on Form 8-K filed on September 12, 2006, November 6, 2006, December 6, 2006, and March 4, 2008.

In connection with the issuance of the Series C and D Preferred Stock of SunTrust, we agreed to certain terms affecting repurchase, redemption, and repayment of the preferred stock and restriction on payment of common stock dividends, among other terms. Included with the issuance of the Series C and D preferred stock was issuance of ten-year warrants to the U.S. Treasury to purchase approximately 12 million and 6 million shares of our common stock at initial exercise prices of $44.15 and $33.70. The preferred stock and related warrants were issued at a total discount of approximately $132 million, which will be accreted into U.S. Treasury preferred dividend expense using the effective yield method over a five year period from each respective issuance date. The terms of the warrants as well as the restrictions related to the issuance of the preferred stock is more fully described in Current Reports on Form 8-K filed on November 17, 2008 and January 2, 2009.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s CPP. Generally, we may not pay a regular quarterly cash dividend of more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. There also exists limits on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2010.

Table 25 – Share Repurchases in 2010

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[4]
Total first quarter 2010	-	-	-	30,000,000	-	-	-	9,469,530
Total second quarter 2010	-	-	-	30,000,000	-	-	-	9,469,530
Total third quarter 2010	-	-	-	30,000,000	-	-	-	9,469,530
Total fourth quarter 2010	-	-	-	30,000,000	-	-	-	9,469,530

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2Includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the twelve months ended December 31, 2010, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

3On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations. This authority was terminated on January 5, 2011.

4The Company may repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. The amount disclosed reflects the maximum number of Series A Preferred Shares which the Company may repurchase at par under this authority assuming it is used solely to repurchase Series A Preferred Stock, although only 6,900,426 shares of Series A Preferred Stock remain outstanding as of December 31, 2010. This authority was terminated on January 5, 2011.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to manage these risks and to provide reasonable assurance that key business objectives will be achieved. Underlying this framework are limits, policies, processes and procedures designed to effectively identify, monitor and manage risk.

The Board is wholly responsible for oversight of our corporate risk governance framework. The Risk Committee of the Board assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the CRM organization. The CRO reports to the Chief Executive Officer, and provides overall vision, direction and leadership regarding our enterprise risk management framework. In addition, the CRO provides regular risk assessments to Executive Management, the Risk Committee of the Board, Audit Committee of the Board and the full Board, and provides other information to Executive Management and the Board, as requested.

The enterprise risk governance framework incorporates a variety of senior management risk-related committees. These committees are responsible for ensuring effective risk measurement and management in their respective areas of authority. These committees include: CRC, ALCO, and the EAPMC. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. The CRC consists of various senior executives and meets on a monthly basis. The CRO is an active member of the other oversight committees.

The CRO and, by extension CRM, establishes sound corporate risk processes that focus on identifying, measuring, monitoring, reporting and managing the risks which face the Company. At its core, CRM’s objective is to:

Deliver sophisticated risk management capabilities throughout SunTrust that:

•	Identify, measure, analyze, manage and report risk at the transaction, portfolio and corporate levels;
•	Optimize decision making;
•	Promote sound processes and regulatory compliance;
•	Maximize shareholder value; and
•	Help people and institutions prosper.

To achieve this objective, we continually refine our risk governance and management limits, policies, processes and procedures to reflect changes in external conditions and/or corporate goals and strategies. Similarly, risk management systems, processes and applications are routinely enhanced to support our risk and business objectives. Risk information is available at both an enterprise and a detailed level. Senior management and Board reports provide a holistic picture of the organization’s risk profile and trends, whereas detailed information provides insight at a more granular level to line managers. We actively work to balance our strategic goals, including revenue and profitability objectives, with the risks associated with achieving these goals. Effective risk management is an important element supporting our business decision making.

Organizationally, CRM measures and manages risk along four dimensions: credit risk, market risk (including liquidity risk), operational risk and compliance/legal risk; reputational risk, which can be influenced by any of the other risk disciplines, is also evaluated. Credit risk programs are overseen by the Chief Wholesale Credit Officer and the Chief Retail Credit Officer; market risk programs are overseen by the Corporate Market Risk Officer; operational risk programs are overseen by the CORO; and Compliance/Legal Risk programs are overseen by the Corporate Compliance and Regulatory Liaison Officer. Other activities overseen by CRM include risk information and reporting; risk analytics, including stress testing and the ALLL; and other assurance and risk administration functions.

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

The Credit Risk Management group manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews which then maintain underwriting standards in accordance with credit policies and procedures. The Corporate Risk Review unit conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. Credit risk is partially mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as CDS.

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

Operational Risk Management is overseen by our CORO, who reports directly to the CRO. The operational risk governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers also report indirectly to the CORO and are responsible for execution of the Operational Risk Management program within their areas.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, investment portfolio, Coke common stock, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. The ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.

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

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2010	December 31, 2009
+100	0.2%	0.0%
-100	(0.9%)	0.1%

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

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2010	December 31, 2009
+100	0.5%	0.5%
-100	(1.0%)	(0.3%)

The difference from December 31, 2009 to December 31, 2010 seen above in both the economic and financial reporting perspectives related to a 100 basis point shock is primarily due to interest rates being at or near terminally low levels as well as reaching floors of essentially zero percent in downward rate shocks.

We also perform valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis above. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.

As of December 31, 2010, the MVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	Estimated % Change in MVE
	December 31, 2010	December 31, 2009
+100	(3.4%)	(4.2%)
-100	1.1%	2.3%

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

Under established policies and procedures we manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the years ended December 31, 2010 and 2009.

(Dollars in millions)	2010	2009
Average VAR	$9	$21
High VAR	$15	$28
Low VAR	$6	$15

Average VAR during the year ended December 31, 2010 was lower compared to the year ended December 31, 2009 primarily due to sales, paydowns and maturities of illiquid trading assets. This is a result of continuing to manage down illiquid asset holdings where possible, as they are not part of our core business activities. Trading assets net of trading liabilities averaged $3.5 billion and $4.7 billion for the years ended December 31, 2010 and 2009, respectively. The decline in average trading balances is primarily a result of balance sheet management activities. Trading assets net of trading liabilities were $3.5 billion and $2.8 billion at December 31, 2010 and 2009, respectively. The increase in trading assets net of trading liabilities was primarily due to increases in the TRS portfolio at year end.

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

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on and off balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves, capacity to borrow from the FHLB system, the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio and the capacity to borrow at the Federal Reserve discount window. As of December 31, 2010, the potential liquidity from these four sources totaled $43.0 billion, which we believe exceeds any contingent liquidity needs.

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

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. During 2010, SunTrust received one-notch credit ratings downgrades from each of the four primary NRSROs (Moody’s, Standard & Poor’s, Fitch and DBRS). The incremental impact of these downgrades to our daily business operations was immaterial given that our credit ratings remained investment grade, many peer banks received similar downgrades, our capital ratios remained well above regulatory standards for being “well-capitalized,” and most of our fundamental credit metrics improved during the course of the year. As of December 31, 2010, all of the primary NRSROs maintained a “Stable” outlook on our credit ratings. Given the “Stable” outlooks, additional downgrades are possible although not anticipated; see Part I, Item 1A, “Risk Factors,” for additional information.

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of December 31, 2010, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During 2010, we repurchased $2.8 billion of Bank and Parent Company debt securities, including senior and subordinated notes, senior notes guaranteed under the FDIC’s DGP, and FHLB advances. As of December 31, 2010, the Bank had just $34 million of outstanding FHLB advances.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $120.0 billion as of December 31, 2010, up from $116.3 billion as of December 31, 2009. The Bank used core deposit growth to replace some of the $4.1 billion of term wholesale funding, which matured during the year ended December 31, 2010, bolstering the quality and depth of the Bank’s already strong liquidity position.

We also maintain access to a diversified collection of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding totaled $22.9 billion as of December 31, 2010, down from $28.2 billion as of December 31, 2009. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $7.1 billion as of December 31, 2010, down from $8.9 billion as of December 31, 2009.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of December 31, 2010, the Bank had capacity to issue $32.1 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing obligations using its present cash balance without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt matured during the year ended December, 2010 and none is scheduled to mature during 2011. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

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

Recent Developments. Additional regulatory standards for bank liquidity were proposed during 2010. In December of 2010, the BCBS reached final agreement on these proposals to strengthen and standardize global liquidity standards. The proposed standards would require banks to comply with two new liquidity ratios—the LCR and the NSFR. The LCR is the ratio of a bank’s stock of high-quality liquid assets to estimated net cash outflows during an acute 30-day stress scenario. The NSFR measures the amount of a bank’s long-term stable funding relative to the liquidity profile of its funded assets and the potential for contingent liquidity needs arising from off-balance sheet commitments. The intent of the LCR and NSFR is to promote the retention of significant liquidity reserves and the increased use of stable funding sources such as core deposits and long-term debt.

Our regulators have not yet adopted these new standards, although we expect the Federal Reserve will issue a Notice of Proposed Rulemaking later in 2011 that will define how U.S. banks will be required to implement them. The BCBS’s recommended adoption dates for these new standards are January 1, 2015 for the LCR and January 1, 2018 for the NSFR. In the meantime, we continue to refine our methodologies for calculating these new liquidity ratios and develop plans for compliance with the new standards. We believe the goals of these standards are consistent with our existing liquidity management framework, policies and practices.

It is possible that these liquidity requirements will continue to evolve in the coming months, making it difficult to quantify precisely the costs and other business impacts of these proposed measures at this time. In general, however, these standards may lead to changes in the cost and maturity profile of our funding and/or the size and composition of our investment portfolio. We believe the Company will be well positioned to comply with the new standards given our strong core banking franchise and conservative liquidity management practices.

Other Liquidity Considerations. As detailed in Table 27, we had an aggregate potential obligation of $63.3 billion to our clients in unused lines of credit at December 31, 2010. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. As of December 31, 2009, the Bank had unused lines of credit issued in support of Three Pillars as shown in the CP conduit line in Table 27. As of January 1, 2010 we consolidated Three Pillars. Therefore, as of December 31, 2010, the amount of the CP conduit line depicted in Table 27 represents the unused lines of credit that Three Pillars has extended to its clients, as opposed to the lines of credit that the Bank has extended to Three Pillars, which are still legally outstanding. For more information about Three Pillars, see Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

We also had $6.4 billion in letters of credit as of December 31, 2010, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $4.0 billion of these letters as of December 31, 2010 supported VRDOs. Our lines and letters of credit have declined since December 31, 2009 due to our decision to reduce exposure to certain higher risk areas, as well as our clients’ decision not to renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of December 31, 2010, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of December 31, 2010, our cumulative UTBs amounted to $102 million. Interest related to UTBs was $21 million as of December 31, 2010. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to clients to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential and commercial mortgage loans classified as held for sale (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential and commercial real estate. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.

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

MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate known as the par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Prepayment speeds have generally been slowing down given the current economic environment; however, the level of prepayments began to pick up towards the second half of 2010, but the impact from increasing prepayments was offset by additions to the MSR portfolio from new origination activity.

We historically have not actively hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities AFS. However, as of January 1, 2009, we designated the 2008 MSRs vintage and all future MSRs production at fair value. In addition, as of January 1, 2010, we designated at fair value the remaining MSR portfolio of $604 million being carried at LOCOM. Upon designating the remaining MSRs at fair value, we increased the carrying value of these MSRs by $145 million and recorded an increase in retained earnings, net of taxes, of $89 million. The decision to designate the MSR portfolio at fair value, key economic assumptions, and the sensitivity of the current fair value of the MSRs as of December 31, 2010 and 2009 is discussed in greater detail in Note 9, “Goodwill and Other Intangible Assets” and Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements.

The MSRs being carried at fair value total $1.4 billion and $936 million as of December 31, 2010 and 2009, respectively, and are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with a fair value of $289 million and $682 million, at the time of origination, during the years ended December 31, 2010 and 2009, respectively. We recorded a decrease in fair value of $513 million for the year ended December 31, 2010, and an increase in fair value of $66 million for the year ended December 31, 2009, including “decay” resulting from the realization of expected monthly net servicing cash flows.

During the years ended December 31, 2010 and 2009, we recorded a loss in the Consolidated Statements of Income/(Loss) related to fair value MSRs of $69 million (including decay of $240 million) and $22 million (including decay of $95 million), respectively, inclusive of the mark to market adjustments on the related hedges. We also recorded an impairment recovery in the Consolidated Statements of Income/(Loss) of $199 million during the year ended December 31, 2009, related to MSRs carried at LOCOM at the time.

We also have market risk from capital stock we hold in the FHLB of Atlanta and from capital stock we hold in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. As of December 31, 2010, we held a total of $298 million of capital stock in the FHLB. During 2010, we reduced our capital stock holdings in the FHLB by $45 million. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as a percentage of the Bank’s capital. During 2010, we held $391 million of Federal Reserve Bank capital stock.

For a detailed overview regarding actions taken to address the risk from changes in equity prices associated with our investment in Coke common stock, see “Investment in Common Shares of the Coca-Cola Company,” in this MD&A. We also hold, as of December 31, 2010, a total of approximately $215 million of private equity investments that include direct investments and limited partnerships. We hold these investments as long-term investments and make additional contributions based on our contractual commitments but have decided to limit investments into new private equity investments.

Impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to OREO.

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of off-balance sheet arrangements in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” and Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 26 summarizes our significant contractual obligations as of December 31, 2010, except for pension and other postretirement benefit plans, included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements. Table 27 illustrates our unfunded lending commitments as of December 31, 2010 and December 31, 2009.

Table 26 – Contractual Commitments

	As of December 31, 2010
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities [1]	$12,319	$6,357	$4,754	$110	$23,540
Short-term borrowings [1]	5,821	-	-	-	5,821
Long-term debt 1,[2]	4,571	2,043	811	6,209	13,634
Operating lease obligations	209	379	327	561	1,476
Capital lease obligations [1]	2	2	3	7	14
Purchase obligations [3]	143	372	226	304	1,045

Total	$23,065	$9,153	$6,121	$7,191	$45,530

[1]	Amounts do not include accrued interest.
[2]	Amounts do not include capital lease obligations.
[3]	Includes contracts with a minimum annual payment of $5 million.

Table 27 – Unfunded Lending Commitments

	As of December 31,
(Dollars in millions)	2010	2009
Unused lines of credit
Commercial	$34,363	$35,028
Mortgage commitments [1]	9,159	12,227
Home equity lines	13,557	15,208
CRE	1,579	1,922
CP conduit	1,091	3,787
Credit card	3,561	3,946

Total unused lines of credit	$63,310	$72,118

Letters of credit
Financial standby	$6,263	$8,778
Performance standby	108	140
Commercial	68	83

Total letters of credit	$6,439	$9,001

[1]	Includes $4 billion and $3 billion in IRLCs accounted for as derivatives as of December 31, 2010 and December 31, 2009, respectively.

As of December 31, 2010, our cumulative UTBs amounted to $102 million. Interest related to UTBs was $21 million as of December 31, 2010. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding our financial performance. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

Contingencies

We face uncertainty with respect to the ultimate outcomes of various contingencies including the Allowance for Credit Losses, mortgage repurchase reserves, and legal and regulatory matters.

Allowance for Credit Losses

The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The ALLL represents our estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for credit losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on our review and evaluation of larger loans that meet our definition of impairment and the current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and our assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data.

Large commercial nonaccrual loans and certain commercial, consumer, and residential loans whose terms have been modified in a TDR, are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the specific ALLL estimates. Key judgments used in determining the ALLL include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends. In addition to these factors, the consumer and residential portfolio segments consider borrower FICO scores and the commercial portfolio segment considers single name borrower concentration.

Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property-specific information, and relevant market information, supplemented by our internal property valuation professionals. The value estimate is based on an orderly disposition and marketing period of the property. In limited instances, we adjust externally provided appraisals for justifiable and well supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.

Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent loss rates at December 31, 2010. In the event that 10 percent of loans within this portfolio segment experienced downgrades of two internal risk ratings, the ALLL for the commercial portfolio would increase by approximately $150 million at December 31, 2010. In the event that estimated loss severity rates for the entire commercial loan portfolio increased by 10 percent, the ALLL for the commercial portfolio would increase by approximately $129 million at December 31, 2010. Our determination of the allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. In the event that estimated loss severity rates for the residential and consumer loan portfolio increased by 10 percent, the ALLL for the residential and consumer portfolios would increase, in total, by approximately $154 million at December 31, 2010. Because several quantitative and qualitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to our financial statements.

In addition to the ALLL, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on our internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.

Our financial results are affected by the changes in and the absolute level of the Allowance for Credit Losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate Allowance for Credit Losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the Allowance for Credit Losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. During 2009 and 2010, we experienced elevated delinquencies and net charge-offs in residential real estate loans due to the deterioration of the housing market. These market conditions were considered in deriving the estimated Allowance for Credit Losses; however, given the continued economic challenges and uncertainties, the ultimate amount of loss could vary from that estimate. For additional discussion of the ALLL see the “Allowance for Credit Losses” and “Nonperforming Assets” sections in this MD&A as well as Note 6, “Loans,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

Mortgage Repurchase Reserve

We sell residential mortgage loans to investors through securitizations or whole loan sales in the normal course of our business. In association with these transactions, we provide representations and warranties to the buyers that these loans meet certain requirements. In the last few years, we have seen a significant increase in buyer claims regarding material breaches of these representations and warranties resulting in a significant increase in the repurchase liability. The increase in repurchase losses has primarily related to loans sold from 2005 to 2008. We have received fewer repurchase requests related to loans sold prior to 2005 and after 2008 due to the stronger credit performance of these loans and improvements in credit guidelines and underwriting process implemented progressively, beginning in 2007. The increase in repurchase requests has been driven by loans sold to the GSEs, with a limited number of requests having been received related to non-agency investors.

We maintain a liability for losses resulting from loan repurchases and indemnifications that is initially based upon the fair value of these guarantees. Subsequently, the liability is reduced in proportion to the reduction in risk as actual losses are incurred, and additions to the liability are made for our estimate of incurred losses. The liability is calculated by sales vintage based on various factors including:

•	existing repurchase demands,
•	the population of loans that have ever been 120 or more days past due, including loans currently delinquent that are expected to migrate to 120 days past due,
•	the probability that a repurchase request related to a defaulted loan will be received,

•	the probability that a loan demanded for repurchase will be repurchased, and
•	historical loss experience.

Some of the assumptions used in this process contain a level of uncertainty since these assumptions are largely derived from historical experience that is limited and highly variable. As such, provision expense will vary as the estimates used to measure the liability continue to be updated based on the level of repurchase requests, the latest experience gained on repurchase requests and other relevant facts and circumstances. One of the most critical and judgmental assumptions is the repurchase request rate because it requires us to make assessments regarding the actions that will be taken by third party purchasers in the context of the limited and highly variable history we have experienced with their current volume of requests.

Once we estimate the level of requests that we expect to receive by vintage, we apply factors for the probability that a loan will be repurchased as well as the loss severity expected. Based on our experience during 2010, we estimate that our actual repurchase rate relative to our demands will be approximately 50%. With regard to losses experienced on loan repurchases, including make-whole settlements, our current experience has averaged approximately 50% of our demands. The experience varies by vintage and will be affected by future housing price changes. We expect future repurchase related losses and reserves will be largely driven by the volume of repurchase requests received from the GSEs, which have exhibited considerable monthly volatility. To date, the majority of our repurchase requests have been associated with 2006 and 2007 vintages, which produce higher losses. However, we expect that normal seasoning patterns for origination vintages, over time, will shift new repurchase requests to newer production vintages which have a lower risk profile. As that occurs, we expect lower aggregate request volumes and lower loss frequencies and severities, as the newer vintages exhibit more favorable characteristics, such as higher FICOs and lower original LTVs, as they were originated during or after periods that experienced the most significant home price depreciation.

Assuming a simultaneous 10% adverse change in all three of our key assumptions, our reserve estimate would increase by approximately $75 million. This sensitivity analysis is hypothetical in nature and intended to provide perspective on the potential impact that changes in key assumptions would have upon our estimate. It is highly unlikely that future developments would lead us to change key assumptions by the same relative percentage because they are likely to move independently to some degree.

Various factors could potentially impact the accuracy of the assumptions underlying our mortgage repurchase reserve estimate. As previously discussed, the level of repurchase and indemnification requests we receive is dependent upon the actions of third parties and could differ significantly from the assumptions that we have made. Delinquency levels, delinquency roll rates, and our loss severity assumptions are all highly dependent upon economic factors including changes in real estate values and unemployment levels which are, by nature, difficult to predict. Loss severity assumptions could also be negatively impacted by delays in the foreclosure process which is a heightened risk in some of the states where our loans sold were originated. Approximately 15% of the population of loans sold between January 1, 2005 and December 31, 2010 were sold to non-agency investors, some in the form of securitizations. Due to the nature of these structures and the indirect ownership interests, the potential exists that investors, over time, will become more successful in forcing additional repurchase demands. While we have used the best information available in estimating the mortgage repurchase reserve liability, these and other factors, along with the discovery of additional information in the future could result in changes in our assumptions which could materially impact our results of operations.

Legal and Regulatory Matters

We are parties to numerous claims and lawsuits arising in the course of our normal business activities, some of which involve claims for substantial amounts, and the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is considered probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our estimates are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.

Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial conditions and results of operations. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material adverse impact to the Company’s financial condition, results of operations, or cash flows. See Note 21, “Contingencies,” to the Consolidated Financial Statements for further discussion.

Estimates of Fair Value

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Certain of our assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include derivative instruments, AFS and trading securities, certain LHFI and LHFS, certain issuances of long-term debt, and MSRs. We also measure certain assets at fair value on a non-recurring basis either when such assets are carried at the LOCOM, to evaluate assets for impairment, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS, OREO, goodwill, intangible assets, nonmarketable equity securities, and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques such as obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available. Absent current market activity in that specific security or a similar security, the resulting valuation approach will require making a number of significant judgments in the estimation of fair value. Market conditions during the credit crisis led to limited or nonexistent trading in certain of the financial asset classes that we have owned. The lack of liquidity and low level of activity in these markets creates additional challenges when estimating the fair value of related financial instruments.

Generally, the assets and liabilities most affected by the lack of liquidity are those required to be classified as level 3 in the fair value hierarchy. As a result, various processes and controls have been adopted to determine that appropriate methodologies, techniques and assumptions are used in the development of fair value estimates, particularly related to those instruments that require the use of significant, unobservable inputs. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument’s fair value after evaluating all available information pertaining to fair value. This process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine and the use of different assumptions could result in material changes to these fair value measurements. We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 28 – Level 3 Assets and Liabilities

	As of December 31,
(Dollars in millions)	2010	2009
Trading assets	$209	$390
Securities AFS	1,136	1,322
LHFS	7	151
LHFI	492	449
Other intangible assets [1]	1,439	936
Other assets [2]	18	13

Total level 3 assets	$3,301	$3,261

Total assets	$172,874	$174,165
Total assets measured at fair value	$38,410	$37,915
Level 3 assets as a percent of total assets	1.9%	1.9%
Level 3 assets as a percent of total assets measured at fair value	8.6	8.6
Long-term debt	$-	$-
Trading liabilities	145	46
Other liabilities 2,[3]	42	48

Total level 3 liabilities	$187	$94

Total liabilities	$149,744	$151,634
Total liabilities measured at fair value	$6,842	$7,161
Level 3 liabilities as a percent of total liabilities	0.1%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.7	1.3

[1]	MSRs carried at fair value.
[2]	Includes IRLCs.
[3]	Includes derivative related to sale of Visa shares during the second quarter of 2009.

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

The following discussion provides further information on fair value accounting by balance sheet category including the difficult to value assets and liabilities displayed in the table above.

Trading Assets and Liabilities and Securities AFS

In estimating the fair values for the majority of securities AFS and trading instruments, including residual and certain other retained securitization interests, fair values are based on observable market prices of the same or similar instruments. We also gather third-party broker quotes or use industry-standard or proprietary models to estimate the fair value of these instruments. For certain securities and trading instruments, the distressed market conditions associated with this economic recession over the past few years have impacted our ability to obtain market pricing data on certain portfolios of securities. Even when market pricing has been available, the reduced trading activity resulting from current market conditions has challenged the observability of these quotations. However, we have seen certain markets begin to recover and have also been able to liquidate many of our level 3 assets through sales, maturities, or other distributions at prices approximating our previous estimates. When fair values are estimated based on internal models, we will consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates.

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

When actual trades are not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that market volatility for certain instruments will continue as a result of a variety of external factors. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing certain level 3 instruments. The illiquidity that continues to persist in certain markets are requiring discounts of this degree to drive a market competitive yield, as well as account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids and/or (iv) our professional judgment.

All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect. Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for a detailed discussion regarding level 2 and 3 securities and valuation methodologies for each class of securities.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs, the Visa litigation related derivative, discussed below, and The Agreements we entered into related to our investment in Coke common stock, which are level 3 instruments. Because the value of The Agreements is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The Agreements carry scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of The Agreements. At December 31, 2010, the Coke derivative liability was valued at $145 million and was included within the level 3 trading liabilities portfolio.

At December 31, 2010, level 3 trading assets and level 3 securities AFS totaled $209 million and $1.1 billion, respectively. Our level 3 securities AFS portfolio included FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities AFS totaled approximately $728 million at December 31, 2010. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations. We also have exposure to bank trust preferred ABS, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable.

Level 3 trading assets declined by $181 million, or 46%, during the year ended December 31, 2010, primarily due to sales, paydowns, redemptions, and maturities of securities, partially offset by net unrealized mark to market gains and a small amount of purchases. Level 3 securities AFS declined by $186 million, or 14%, during the year ended December 31, 2010, due to continued paydowns and redemptions by issuers of securities, partially offset by net unrealized mark to market gains and a small amount of ARS purchases. Both level 3 securities AFS and trading assets were also reduced by a transfer of senior level student loan ARS and a CLO preference share position out of level 3 into level 2 totaling $93 million of securities AFS and $34 million of trading assets during the year ended December 31, 2010. During the year ended December 31, 2010, we recognized through earnings $84 million in net gains related to trading assets and liabilities and securities AFS classified as level 3.

Loans

The fair values of LHFI and LHFS are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When securities prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees, and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity. When estimating fair value for loans that do not trade in an active market, we will make assumptions about prepayment speeds, default rates, loss severity rates, and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive upon sale of the loans.

Level 3 loans are primarily non-agency residential mortgage loans for which there are little to no observable trades in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the disruption in the non-agency residential loan market, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the mortgage loans. Transfers of certain mortgage LHFS into level 3 during 2010 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

During the year ended December 31, 2010, we transferred $160 million of NPLs that were previously designated as LHFI to LHFS; we subsequently sold the transferred NPLs at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to their transfer to LHFS. During the year ended December 31, 2010, we transferred $213 million of loans that were previously designated as LHFS to LHFI, as they were determined to be no longer marketable. Of this amount, $147 million were loans for which fair value accounting had been elected; these loans will continue to be reported at fair value within LHFI.

Other Intangible Assets and Other Assets

Beginning January 1, 2010, we began recording all MSRs at fair value on a recurring basis. The fair value of MSRs is based on discounted cash flow analyses and can be highly variable quarter to quarter as market conditions and projected interest rates change. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements. This sensitivity analysis does not take into account hedging activities discussed in the “Other Market Risk” section of this MD&A.

The fair values of OREO and other repossessed assets are typically determined based on recent appraisals by third parties and other market information. Our OREO properties are concentrated in Georgia, Florida, and North Carolina, therefore further deterioration in property values in those states or changes to our disposition strategies could cause our estimates of OREO values to decline which would result in further write-downs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. For long-lived assets, including intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Other Liabilities

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative is estimated based on our expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. At December 31, 2010, the Visa derivative liability was valued at $23 million and was included within other liabilities. See Note 18, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

The fair value methodology and assumptions related to our IRLCs is described in Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

Goodwill

In 2009, our reporting units were comprised of Retail, Commercial, CRE, Household Lending, CIB, W&IM, and Affordable Housing. In the first quarter of 2009, we wrote off all of the goodwill of the CRE, Household Lending, and Affordable Housing reporting units in connection with our goodwill impairment analysis. In the second quarter of 2010, we changed our business segments. Among other changes, portions of the CIB segment, such as Middle Market, Asset-Based Lending, and Equipment Leasing were moved to the Diversified Commercial Banking segment, resulting in the allocation of approximately $43 million in goodwill from the CIB reporting unit to the Commercial reporting unit, which was renamed the Diversified Commercial Banking reporting unit. The Retail reporting unit was renamed Branch Banking; however, the composition of the reporting unit did not change. Branch Banking is a component of the Retail Banking reportable segment. As of December 31, 2010, the reporting units with goodwill balances are Branch Banking, Diversified Commercial Banking, CIB, and W&IM. See Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements for a further discussion of the changes to our reportable segments.

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

We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance associated with deferred tax assets for certain state carryforwards generated by our subsidiaries. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2010. For additional information, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements.

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

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. Effective January 1, 2008, retirement plan participants who were employed as of December 31, 2007 ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen. Beginning January 1, 2008, participants who had fewer than 20 years of service and future participants accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Participants with 20 or more years of service as of December 31, 2007 were given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for plan changes effective January 1, 2011 that will impact plan assumptions during 2011.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date, December 31, 2010. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/ increase by approximately $8 million.

Expected Long-term Rate of Return on Plan Assets

Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the Retirement Plans, the pre-tax expected rate of return on plan assets was 8.0% for 2010. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.

Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of a 10% corridor in net periodic pension expense over the average future service of active employees, which is approximately eight years, or average future lifetime for plans that are frozen or have no active participants. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

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

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, turnover rate, retirement rate, disability rate, and the rate of compensation increases. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience. The interest crediting rate applied to each Personal Pension Account was an annual effective rate of 4.49% for 2010.

Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $12 million and $1 million increase, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be an $11 million and $1 million decrease, respectively.

To estimate the projected benefit obligation as of December 31, 2010, we projected forward the benefit obligations from January 1, 2010 to December 31, 2010, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

Table 29 – Selected Quarterly Financial Data

	Three Months Ended
(Dollars in millions, except per share and other data)	2010					2009
	December 31	September 30	June 30	March 31		December 31		September 30		June 30		March 31
Summary of Operations
Interest income	$1,595	$1,604	$1,570	$1,574		$1,630		$1,658		$1,693		$1,729
Interest expense	329	366	392	402		453		520		603		667

Net interest income	1,266	1,238	1,178	1,172		1,177		1,138		1,090		1,062
Provision for credit losses[4]	512	615	662	862		974		1,134		962		994

Net interest income after provision for credit losses	754	623	516	310		203		4		128		68
Noninterest income[1]	1,032	1,047	952	698		742		775		1,072		1,121
Noninterest expense	1,548	1,499	1,503	1,361		1,453		1,429		1,528		2,152

Income/(loss) before provision/(benefit) for income taxes	238	171	(35)	(353)		(508)		(650)		(328)		(963)
Net income attributable to noncontrolling interest	8	4	3	2		3		3		4		3
Provision/(benefit) for income taxes	45	14	(50)	(194)		(263)		(336)		(149)		(151)

Net income/(loss)	$185	$153	$12	($161)		($248)		($317)		($183)		($815)

Net income/(loss) available to common shareholders	$114	$84	($56)	($229)		($316)		($377)		($164)		($875)
Net interest income-FTE[2]	$1,294	$1,266	$1,208	$1,202		$1,207		$1,168		$1,121		$1,093
Total revenue-FTE[2]	2,326	2,313	2,160	1,900		1,949		1,943		2,193		2,214
Total revenue-FTE excluding net securities (gains)/losses, net[2]	2,262	2,244	2,103	1,899		1,876		1,896		2,218		2,211
Net income/(loss) per average common share:[3]
Diluted	0.23	0.17	(0.11)	(0.46)		(0.64)		(0.76)		(0.41)		(2.49)
Diluted excluding goodwill/intangible impairment charges other than MSRs[2]	0.23	0.17	(0.11)	(0.46)		(0.64)		(0.76)		(0.41)		(0.46)
Basic	0.23	0.17	(0.11)	(0.46)		(0.64)		(0.76)		(0.41)		(2.49)
Dividends paid per average common share	0.01	0.01	0.01	0.01		0.01		0.01		0.10		0.10
Book value per common share	36.34	37.01	36.19	35.40		35.29		36.06		36.16		46.03
Tangible book value per common share[2]	23.76	24.42	23.58	22.76		22.59		23.35		23.41		28.15
Market capitalization	$14,768	$12,914	$11,648	$13,391		$10,128		$11,256		$8,205		$4,188
Market Price:
High	29.82	27.05	31.92	28.39		24.09		24.43		20.86		30.18
Low	23.25	21.79	23.12	20.16		18.45		14.50		10.50		6.00
Close	29.51	25.83	23.30	26.79		20.29		22.55		16.45		11.74
Selected Average Balances
Total assets	$174,768	$171,999	$171,273	$171,429		$174,041		$172,463		$176,480		$178,871
Earning assets	149,114	147,249	145,464	146,896		146,587		149,579		153,177		154,390
Loans	114,930	113,322	113,016	114,435		115,036		119,796		124,123		125,333
Consumer and commercial deposits	119,688	117,233	116,460	115,084		117,008		114,486		113,528		107,515
Brokered and foreign deposits	2,827	2,740	2,670	3,433		5,145		5,193		6,608		7,417
Total shareholders’ equity	23,576	23,091	22,313	22,338		22,381		22,468		21,926		22,368
Average common shares outstanding (000s)
Diluted	499,423	498,802	498,499	498,238		498,082		497,070		400,633		351,897
Basic	495,710	495,501	495,351	494,871		494,332		494,169		399,242		351,352
Financial Ratios and Other Data (Annualized)
Return on average total assets	0.42%	0.35%	0.03%	(0.38	) %	(0.57	) %	(0.73	) %	(0.42	) %	(1.85	) %
Return on average assets less net unrealized securities (gains)/losses[2]	0.31	0.23	(0.08)	(0.42)		(0.70)		(0.83)		(0.41)		(1.89)
Return on average common shareholders equity	2.44	1.83	(1.29)	(5.34)		(7.19)		(8.52)		(3.95)		(20.71)
Return on average realized common shareholders’ equity[2]	1.53	0.70	(2.53)	(5.93)		(8.81)		(9.70)		(4.02)		(22.08)
Net interest margin- FTE	3.44	3.41	3.33	3.32		3.27		3.10		2.94		2.87
Efficiency ratio- FTE	66.57	64.80	69.57	71.60		74.58		73.53		69.68		97.19
Tangible efficiency ratio[2]	66.07	64.24	68.96	70.91		73.96		72.82		69.05		62.55
Total average shareholders’ equity to total average assets	13.49	13.42	13.03	13.03		12.86		13.03		12.42		12.51
Tangible equity to tangible assets[2]	10.12	10.19	10.18	9.86		9.66		9.96		9.75		8.85
Effective tax rate (benefit)	19.66	8.25	(133.13)	(54.70)		(51.46)		(51.46)		(44.81)		(15.61)
Allowance to period-end loans	2.58	2.69	2.81	2.80		2.76		2.61		2.37		2.21
Total nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	4.08	4.38	4.81	5.26		5.33		5.20		4.99		4.21
Common dividend payout ratio[5]	4.4	6.0	N/A	N/A		N/A		N/A		N/A		N/A
Capital Adequacy
Tier 1 common equity	8.08%	8.02%	7.92%	7.70%		7.67%		7.49%		7.34%		5.83%
Tier 1 capital	13.67	13.58	13.51	13.13		12.96		12.58		12.23		11.02
Total capital	16.54	16.42	16.96	16.68		16.43		15.92		15.31		14.15
Tier 1 leverage	10.94	11.03	10.94	10.95		10.90		11.08		11.02		10.14
[1]Includes net securities gains/(losses)	$64	$69	$57	$1		$73		$47		($25)		$3
[2]	See Non-GAAP reconcilements in Table 30 of the MD&A.
[3]	Prior period amounts have been recalculated in accordance with updated accounting guidance related to earnings per share, that was effective January 1, 2009 and required retrospective application .
[4]

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

[5]	The common dividend payout ratio is not calculable in a period of net loss.

FOURTH QUARTER 2010 RESULTS

We reported net income available to common shareholders of $114 million for the fourth quarter of 2010, a $430 million improvement over the same period of the prior year. Earnings per average common share was $0.23 for the fourth quarter of 2010, which compares favorably to the net loss of $0.64 per average common share for the fourth quarter of 2009. The fourth quarter of 2010 results were favorably driven by a lower provision for credit losses, resulting from improved credit quality, and solid revenues. Additionally, net charge-offs, NPLs, nonperforming assets and early stage delinquencies declined. Average customer deposits grew, and the favorable deposit mix trends experienced throughout 2010 were sustained during the fourth quarter.

For the fourth quarter of 2010, net interest income-FTE was $1.3 billion, an increase of $87 million, or 7%, compared to the fourth quarter of 2009. Net interest income growth was attributable to lower rates paid on deposits and borrowed funds, the continued shift in the deposit mix toward lower-cost accounts, and a significant reduction in long-term debt. Net interest margin increased 17 basis points to 3.44% in the fourth quarter of 2010 compared to 3.27% for the same period of 2009, primarily driven by a 38 basis point decline in rates paid on interest-bearing liabilities, which more than offset a 17 basis point decline in earning asset yields.

For the fourth quarter of 2010, the provision for credit losses was $512 million compared to $974 million in the fourth quarter of 2009. The decline was due to lower net charge-offs and improved credit quality.

Total noninterest income was $1.0 billion for the fourth quarter of 2010, an increase of $290 million, or 39%, from the fourth quarter of 2009. This increase was primarily driven by higher capital markets and mortgage-related income, as well as higher mark-to-market valuation impacts, partially offset by lower service charges. Compared to the fourth quarter of 2009, mortgage production related income increased $109 million primarily due to a $135 million decline in the provision for mortgage repurchase losses. The fourth quarter of 2010 results include $85 million in provision for losses related to the potential repurchase of mortgage loans that were previously sold to third parties, down from $220 million recorded in the fourth quarter of 2009. Mortgage servicing income increased $21 million compared to the fourth quarter of 2009, as a result of higher net hedge performance. Trading account profits/(losses) and commissions increased $124 million compared to the fourth quarter of 2009. The increase was largely driven by a $54 million increase in mark-to-market valuation gains on public debt carried at fair value, net of hedges, an approximate $30 million related to lower valuation losses on previously securitized and sold loans, and the net impact gains on the sale of, and improved market valuations on, assets carried at fair value. Consumer and commercial fee-based income in the fourth quarter of 2010 were essentially flat compared to the fourth quarter of 2009, as strong investment banking income and card fees were offset by lower service charges on deposits as a result of recently enacted regulations. Other income in the fourth quarter of 2010 included a $13 million gain recognized upon the previously-announced sale of the money market mutual fund business. During the fourth quarter of 2010, we recorded $64 million of net gains from the sale of securities AFS compared to $73 million of net gains from the sale of securities AFS in the fourth quarter of 2009 that were realized in conjunction with risk management strategies associated with the repositioning of our investment portfolio.

Total noninterest expense was $1.5 billion during the fourth quarter of 2010, an increase of $95 million, or 7%, compared to the fourth quarter of 2009. The expense increase was primarily due to investments that are expected to enhance future revenue generation capabilities. Employee compensation and benefits increased $44 million, or 6%, from the fourth quarter of 2009. This increase was driven by higher salaries, mostly due to the addition of 1,055 full-time equivalent employees. Additionally, higher incentive compensation related to improved financial performance in certain business lines contributed to the increase. Outside processing and software expense increased $25 million, or 17%, over the prior year quarter due to increased expenses associated with client acquisition and risk management technology projects and higher transaction volumes. Marketing and customer development expenses increased $8 million, or 17%, compared to the fourth quarter of 2009, attributable to increases in promotional and advertising spending, as well as supporting our branding and client service initiatives. Credit-related costs were $189 million in the fourth quarter of 2010, up $15 million from the fourth quarter of 2009, driven by higher other real estate losses. The fourth quarter of 2010 also included $4 million in net losses on the extinguishment of debt compared to $23 million in the fourth quarter of 2009 from early termination fees related to FHLB advances repaid, net of gains on the early extinguishment of other long-term debt. These advance terminations were part of the initiative we took to take advantage of the strong liquidity position we currently benefit from to repay wholesale funding and continue to improve net interest margin.

The income tax provision for the fourth quarter of 2010 was $45 million compared to the income tax benefit of $263 million for the fourth quarter of 2009. The increase in the income tax provision was primarily attributable to pre-tax income recorded in the fourth quarter of 2010 compared to a pre-tax loss in the same period in 2009.

BUSINESS SEGMENTS

See Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

The following table for our reportable business segments compares net income/(loss) for the year ended December 31, 2010 to the same period in 2009 and 2008:

Table 30 – Net Income/(Loss) by Segment

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Retail Banking	$156	($165)	$227
Diversified Commercial Banking	197	149	200
CRE	(330)	(584)	28
CIB	322	116	142
Mortgage	(821)	(995)	(546)
W&IM	180	132	182
Corporate Other and Treasury	444	397	854
Reconciling Items	41	(614)	(291)

The following table for our reportable business segments compares average loans and average deposits for the year ended December 31, 2010 to the same period in 2009 and 2008:

Table 31 – Average Loans and Deposits by Segment

	Year Ended December 31
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Retail Banking	$33,220	$33,152	$33,777	$74,756	$72,757	$68,088
Diversified Commercial Banking	22,371	24,399	25,064	18,501	17,644	13,497
CRE	9,757	12,507	13,464	1,561	1,888	1,622
CIB	11,225	12,842	13,357	6,617	5,855	5,714
Mortgage	29,043	29,599	31,342	3,135	3,134	2,238
W&IM	8,106	8,351	8,174	11,832	11,184	9,504
Corporate Other and Treasury	251	203	274	848	772	761

BUSINESS SEGMENT RESULTS

Twelve Months Ended December 31, 2010 vs. 2009

Retail Banking

Retail Banking’s net income for the twelve months ended December 31, 2010 was $156 million, an increase of $321 million, compared to a net loss of $165 million in the same period 2009. The increase in net income is primarily due to higher net interest income, lower provision for credit losses, and lower expenses due to the recognition of a non-cash goodwill impairment charge in the first quarter of 2009.

Net interest income was $2.5 billion, an increase of $189 million, or 8%, primarily due to increased loan and deposit spreads as well as higher deposit balances. Average loan balances increased $0.1 billion with increases in indirect auto loans partly due to the purchase of a $741 million high-quality consumer auto loan portfolio in the third quarter and $934 million in the fourth quarter of 2010 and growth in guaranteed student loans. Additionally, we have seen an increase in organic consumer loan production as consumer spending has modestly increased. Partially offsetting those increases were decreases in home equity lines, residential mortgages, and business banking loans. Loan-related net interest income increased $82 million, or 10%, compared to the prior year driven by increased loan spreads. Average deposit balances increased $2.0 billion, or 3% resulting in an increase in deposit-related net interest income of $100 million, or 6%, as a result of both the increase in overall average deposit balances and higher deposit spreads. Favorable mix trends continued as relatively low cost demand, NOW, money market and savings balances increased a combined $6.6 billion, or 14%. These increases were partially offset by a $4.6 billion, or 18% decline in average time deposits.

Provision for credit losses was $992 million, a decrease of $244 million, or 20%, primarily driven by a $142 million decrease in home equity line net charge-offs, a $52 million decrease in indirect installment loan net charge-offs, and a $34 million decrease in commercial loan net charge-offs. This is the fifth sequential quarter of decreases in net charge-offs since a peak in the third quarter of 2009.

Total noninterest income was $1.1 billion, down $25 million, or 2%, primarily due to a decrease in service charges on deposits of $77 million, or 12% partially offset by an increase in interchange and ATM card fees which increased a combined $53 million, or 14%.The decline in service charges on deposits was driven by lower NSF/overdraft fees from Regulation E changes requiring clients to opt in to certain account transaction services that went into effect in August of this year and the revised overdraft fee structure that went into effect in July of this year.

Total noninterest expense was $2.4 billion, down $98 million, or 4%. The decline was primarily due to a $173 million non-cash goodwill impairment charge that was recognized in the first quarter of 2009 and lower personnel costs. Partially offsetting those decreases was a $27 million increase in FDIC expense due to higher account balances a $16 million increase in outside processing cost, as well as an increase in shared corporate expenses primarily in technology and operational areas.

Diversified Commercial Banking

Diversified Commercial Banking reported net income of $197 million for the twelve months ended December 31, 2010, an increase of $48 million, or 32%. The increase in net income was primarily attributable to an increase in net interest income primarily due to increased loan spreads and higher average deposit balances.

Net interest income-FTE was $647 million, a $75 million, or 13%, increase. Average loan balances declined $2.0 billion, or 8%, with decreases in commercial, leasing, and commercial real estate loans, partially offset by increases in tax-exempt, auto dealer floor plans, and nonaccrual loans. Loan-related net interest income increased $41 million, or 11%, compared to the prior year as increased loan spreads more than offset the decrease in average loan balances. Average deposits increased $0.9 billion, or 5%, from the same period in 2009. Favorable trends in deposit mix continued as lower cost commercial demand deposits increased $0.9 billion, or 15%, NOW and money market accounts increased a combined $0.8 billion, or 8%, while higher cost time deposits declined $0.8 billion, or 42%. Deposit-related net interest income increased $24 million, or 9%, due to both the increase in deposit balances and a modest increase in overall deposit spreads.

Provision for credit losses was $127 million, an increase of $15 million, or 13%. The increase was primarily driven by higher commercial net charge-offs, partially offset by a decrease in lease financing net charge-offs.

Total noninterest income was $226 million, a decrease of $16 million, or 7%. Service charges on deposits decreased $5 million, or 4%, driven by lower commercial deposit analysis fees while letters of credit fees decreased $5 million, or 14%. Additional decreases in deposit sweep fees and lower leasing revenues were partially offset by an increase in loan commitment fees and sales and referral credits.

Total noninterest expense was $439 million, down $29 million, or 6%. Allocated operational, support, and overhead expenses decreased $32 million primarily due to a decline in allocated credit and technology costs. Total staff expense also decreased $2 million.

Commercial Real Estate

CRE reported a net loss of $330 million for the twelve months ended December 31, 2010, compared to the net loss of $584 million for the same period in 2009. The decrease in net loss was primarily related to impairment charges recorded in 2009 partially offset by higher credit-related expenses in 2010.

Net interest income was $162 million, down $17 million, or 9%. Average loan balances declined $2.7 billion, or 22%, largely due to a $2.1 billion decrease in construction loans as we continue to allow balances in higher-risk products to attrite or charge-off. Loan-related net interest income decreased $24 million, or 14%, as the decrease in average balances more than offset increasing loan spreads. Average customer deposit balances declined $0.3 billion, or 17%, driven by a $248 million, or 32%, decrease in money market accounts. Deposit-related net interest income declined $7 million, or 14%, due to the decrease in average balance partially offset by a modest increase in deposit spreads. These decreases in net interest income were partially offset by a $9 million increase in net interest income primarily related to lower funding of other assets due to the goodwill impairment recognized in 2009.

Provision for credit losses was $442 million, a $7 million, or 2%, increase over the same period in 2009. The increase was predominantly driven by an increase in construction and investor owned commercial real estate net charge-offs.

Total noninterest income was $88 million, down $6 million, or 6%. The decrease was primarily due to a $2 million decrease in other income associated with affordable housing and a $2 million decrease in letters of credit fees due to lower borrower demand.

Total noninterest expense was $471 million, a decrease of $250 million, or 35%, over the same period in 2009. The decline was primarily due to the $299 million non-cash goodwill impairment charge recognized in the first quarter of 2009. Credit-related expenses including collections and other real estate expense increased $75 million but were partially offset by a $28 million decline in other expenses largely related to affordable housing impairment recorded in the third quarter of 2009.

Corporate and Investment Banking

CIB’s net income for the twelve months ended December 31, 2010 was $322 million, an increase of $206 million, compared with the same period in 2009. The increase in net income was primarily due to a decrease in provision for credit losses and an increase in total revenue.

Net interest income-FTE was $380 million, an increase of $76 million, or 25%, from the prior year primarily driven by higher loan and deposit spreads. Average loan balances declined $1.6 billion, or 13%, partly due to the continued reduction in line of credit utilization by large corporate clients. Although revolver utilization was down from the prior year, utilization rates have recently stabilized. The decrease in revolver utilization was partially offset by approximately $1.8 billion of incremental loans as the result of the January 1, 2010 consolidation of Three Pillars, our CP conduit. Loan-related net interest income increased $54 million, or 28%, including $33 million of the increase related to the Three Pillars consolidation while higher loan spreads drove the remainder of the increase. Total average customer deposits increased $0.8 billion, or 13%, as NOW and money market account balances increased a combined $1.0 billion, or 26%, while CD balances decreased $0.3 billion or 70%. Customer deposit-related net interest income increased $17 million, or 23%, as a result of improved deposit mix and higher NOW and money market spreads.

Provision for credit losses was $50 million, as net charge-offs declined $198 million, or 80%. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.

Total noninterest income was $670 million, an increase of $59 million, or 10%, over the prior year. The increase was driven by higher loan commitment fees, loan syndications and bond originations fees, merger and acquisition fees, and lower reserves on private equity investments. These increases were partially offset by the consolidation of Three Pillars and the resulting shift of $33 million from noninterest income to net interest income. In addition, derivative revenue, treasury management fees, fixed income sales and trading revenue, and equity offering fees also declined.

Total noninterest expense was $490 million, an increase of $9 million, or 2%. The increase is due to higher salaries and incentive compensation expense related to increased performance which was partially offset by lower allocated operational, support, and overhead costs.

Mortgage

Mortgage reported a net loss of $821 million for the year ended December 31, 2010 compared with a net loss of $995 million in 2009, a $174 million improvement in earnings. The improvement was primarily due to a $279 million non-cash goodwill impairment charge recognized in 2009. In addition, the change was driven by lower mortgage production income and net interest income offset by higher servicing income and lower staff expense.

Net interest income was $427 million for the year ended December 31, 2010, down $72 million, or 14%, primarily due to lower net interest income on LHFS. LHFS declined $2.1 billion, or 46%, while the related net interest income declined $93 million, or 49%. Consumer mortgages declined $0.8 billion, or 3%, while the resulting net interest income was up $6 million due to improved spreads. Average nonaccrual loans decreased $0.3 billion, or 12%, while accruing restructured loans increased $1.0 billion. The resulting nonaccrual and restructured net interest income increased $20 million, or 28%.

Provision for credit losses increased $58 million, or 5%. The increase was primarily due to specific actions taken in the first quarter of 2010 which resulted in additional charge-offs recognized on severely delinquent residential mortgage NPLs, primarily in Florida, as well as $51 million in additional charge-offs related to the $211 million loans that were reclassified to LHFS and subsequently sold.

Total noninterest income was $521 million, down $165 million, or 24%. The decline was primarily due to lower production income. Mortgage loan production income declined $251 million, or 69%, primarily due to lower loan production. Loan originations were $29.3 billion in 2010, a 42% decrease from the prior year. Mortgage servicing income was up $66 million driven by increased service fee income and improved MSR hedge performance, partially offset by the negative impact of higher prepayments on MSR values. In 2010 all MSRs are recorded at fair value. Total loans serviced at December 31, 2010 were $167.2 billion compared with $178.9 billion at December 31, 2009, a 7% decline primarily due to the sale of MSRs on residential loans with an unpaid principal balance of $7.0 billion.

Total noninterest expense declined $329 million, or 23%, primarily due to a $279 million non-cash goodwill impairment charge recorded in first quarter of 2009. Total staff expense declined $75 million, or 16%, primarily due to lower commission expense resulting from lower loan production. Captive reinsurance reserve expense also decreased $88 million as a result of trust reserve limits being reached. These decreases were partially offset by a $46 million increase in higher allocated credit and technology costs.

Wealth and Investment Management

W&IM’s net income for the twelve months ended December 31, 2010 was $180 million, an increase of $48 million, or 36%, compared to the same period in 2009. The increase in net income was primarily due to increased net interest income and an increase in noninterest income partially offset by an increase in compensation expense.

Net interest income was $447 million, an increase of $48 million, or 12%, driven mostly by deposit-related net interest income. Average loan balances declined $0.2 billion, or 3% with decreases in commercial real estate, residential mortgages, and direct installment loans, partially offset by increases in personal credit lines and home equity lines. Loan-related net interest income increased $15 million, or 11%, as higher loan spreads more than offset the decrease in average loan balances. Average customer deposits increased $0.6 billion, or 6%, as money market accounts increased $1.5 billion, or 55%. Additionally, demand deposits increased $0.2 billion, or 9%, while time deposits decreased $0.6 billion, or 31%, and NOW accounts decreased $0.4 billion, or 10%. Deposit-related net interest income increased $24 million, or 9%, due to the combination of higher average balances and improved deposit spreads.

Provision for credit losses was $61 million, a decrease of $18 million, or 23%, due to decreased net charge-offs in both consumer and commercial loan products.

Total noninterest income was $822 million, an increase of $69 million, or 9%. Trust income increased $17 million, or 3%, primarily due to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower MMMF revenue. Trading income increased $29 million due to higher valuations on trading assets and the sale of certain previously acquired illiquid assets. Additionally, other income increased $25 million primarily due to an $18 million gain from the transfer of the RidgeWorth Money Market Fund business to Federated Investors, Inc. These increases were partially offset by a $9 million, or 5%, decline in retail investment income primarily driven by lower fixed annuity revenue.

As of December 31, 2010, assets under management were $105.1 billion compared to $119.5 billion as of December 31, 2009. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. The decrease is attributable to $14.1 billion of money market mutual fund assets that transferred to a third party during the second half of 2010. SunTrust’s total assets under advisement were $195.5 billion, which includes $105.1 billion in assets under management, $46.0 billion in non-managed trust assets, $34.6 billion in retail brokerage assets, and $9.8 billion in non-managed corporate trust assets.

Total noninterest expense was $916 million, an increase of $55 million, or 6%. The increase was primarily due to a $25 million, or 5%, increase in personnel related expense driven by incentive compensation associated with revenue growth. Additional increases in discretionary and transactional structural expense were partially offset by decreased operating losses and credit-related expense.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2010 was $444 million, an increase of $47 million, or 12%, compared to the same period in 2009. The increase was primarily due to increased net interest income and securities gains and a decrease in noninterest expense due to a special FDIC insurance assessment recorded in the second quarter of 2009.

Net interest income-FTE was $483 million, an increase of $41 million, or 9%. An increase in income from hedges employed as part of an overall interest rate risk management strategy was mostly offset by a decrease in net earnings on the investment portfolio. Total average assets increased $6.1 billion, or 23%, primarily due to net purchases of investment securities and an increase in other assets due to the prepayment of FDIC assessments. Total average deposits decreased $3.3 billion, or 58%, primarily due to decrease in brokered deposits, as we reduced our reliance on wholesale funding sources in conjunction with solid consumer and commercial deposit growth.

Total noninterest income was $307 million, an increase of $104 million, or 51%. Trading gains increased $157 million primarily due to reduced mark to market valuation losses on our debt instruments carried at fair value. Gains on the sale of securities also increased $63 million compared to 2009. These increases were offset by a $112 million gain on Visa Class B shares recorded in the second quarter of 2009.

Total noninterest expense decreased $10 million compared to the same period in 2009. The decrease in expense was primarily due to the $78 million FDIC special assessment in 2009. This decrease was partially offset by a $31 million increase in debt extinguishment costs.

Twelve Months Ended December 31, 2009 vs. 2008

Retail Banking

Retail Banking reported a net loss of $165 million for the twelve months ended December 31, 2009, compared to net income of $227 million in the same period in 2008. Net income declined primarily due to a higher provision for credit losses, the recognition of a non-cash goodwill impairment charge in the first quarter of 2009, partially offset by higher net interest income.

Net interest income was $2.4 billion, an increase of $100 million, or 4%, from the same period in 2008 driven by improved loan spreads as well as the impact of higher average deposit balances. Average loan balances declined $0.6 billion, or 2%, with decreases in residential mortgages, indirect auto, consumer direct installment, and commercial loans, partially offset by increases in student loans and home equity lines. Loan-related net interest income increased $58 million, or 8%, compared to the prior year, as an increase in loan spreads more than offset the impact of the decline in average loan balances. Average customer deposit balances increased $4.7 billion, or 7%, primarily in money market, NOW, and time deposits. Deposit-related net interest income increased $45 million, or 3%, driven by the impact of the increase in average deposit balances partially offset by a decrease in deposits spreads. The decline in deposit spreads resulted from the change in deposit mix as well as a decrease in the relative value of demand deposits.

Provision for credit losses was $1.2 billion, an increase of $385 million, or 45%. The provision increase was primarily due to increases in net charge-offs on home equity lines reflecting the deterioration in the residential real estate market, as well as increases in credit card and commercial loan net charge-offs.

Total noninterest income was $1.2 billion, a decrease of $40 million, or 3%. Service charges on deposits decreased $58 million, or 8%, driven by lower consumer and commercial NSF fees. Gains related to student loans held for sale decreased $8 million and internal sales referral credits also decreased $8 million. Partially offsetting those declines was an increase of $33 million, or 9%, in card fees and ATM fees due to an increase in accounts and transactions.
Total noninterest expense was $2.5 billion, an increase of $287 million, or 13%. The increase was primarily driven by a $173 million non-cash goodwill impairment charge that was recognized in the first quarter of 2009 and by a $100 million increase in FDIC expense primarily due to increased premium rates while pension expense also increased $32 million. Partially offsetting those increases was a $31 million, or 6%, decline in employee compensation and a $23 million reduction in operating losses, which was primarily due to a change in accounting for losses related to loan fraud.

Diversified Commercial Banking

Diversified Commercial Banking’s net income for the twelve months ended December 31, 2009 was $149 million, a decrease of $51 million, or 26%, compared to the same period in 2008. The decrease in net income was primarily due to higher provision for credit losses and higher credit related expense partially offset by increased net interest income.

Net interest income-FTE was $572 million, a $38 million, or 7%, increase from the same period in 2008. Average loan balances declined $0.7 billion, or 3%, with decreases in real estate construction loans, auto dealer floor plan loans and commercial and industrial loans, partially offset by increases in commercial real estate loans, tax-exempt loans and nonaccrual loans. Loan-related net interest income increased $20 million, or 6%, as increased loan spreads more than offset the decrease in average loan balances. Average customer deposit balances increased $4.1 billion, or 31%, driven by a $1.9 billion, or 49%, increase in low cost commercial demand deposits and NOW accounts, money markets accounts, and CDs increased a combined $2.3 billion, or 24%. Deposit related net interest income increased $43 million, or 19%, driven by balance growth and the deposit mix, partially offset by the lower relative value of demand deposits. In addition, deposit sweep-related products, primarily repurchase agreements, decreased $1.6 billion while the resulting net interest income decreased $18 million.

Provision for credit losses was $112 million, a $57 million increase over the same period in 2008 primarily due to an increase in lease financing commercial real estate and commercial net charge-offs.

Total noninterest income was $242 million, a decline of $11 million, or 4%. The decrease was primarily due to $18 million in equipment write downs on terminated leases and a $7 million decrease in internal sales referral credits. These decreases were partially offset by a $5 million increase in operating lease revenue, a $5 million increase in letter of credit fees, a $3 million increase in service charges on deposit accounts and a $2 million increase in non-margin related loan fees.

Total noninterest expense was $468 million, an increase of $52 million, or 13%. FDIC insurance expense increased $39 million primarily due to increased deposit balances. Credit-related expense increased $37 million including operating losses, collections services, other real estate expenses, and internal credit costs. Staff expenses decreased $9 million and internal support and overhead allocated expenses decreased $11 million.

Commercial Real Estate

CRE reported a net loss of $584 million for the twelve months ended December 31, 2009, compared to net income of $28 million for the same period in 2008. The decrease in net income was primarily due to higher provision for credit losses, higher credit-related noninterest expense, and a non-cash goodwill impairment charge in the first quarter of 2009.

Net interest income was $179 million, a decrease of $65 million, or 27%. Average loan balances declined $1.0 billion, or 7%, with decreases in commercial real estate, commercial loans, and residential mortgages, partially offset by an increase in nonaccrual loans. Loan-related net interest income declined $69 million, or 29%, primarily due to the decrease in accruing loan balances and the increase in nonaccrual loans. Average customer deposits increased by $0.3 billion, or 16%, driven by an increase in money market account average balances. Despite the year over year deposit growth, deposit-related net interest income declined by $4 million, or 9%, resulting from the change in deposit mix as well as a decrease in the relative value of demand deposits.

Provision for credit losses was $435 million, a $323 million increase over the same period in 2008. The increase was predominantly driven by higher provision for real estate construction loans with smaller increases in mini-perms, residential mortgages, and commercial loans.

Total noninterest income was $94 million, a $6 million, or 7%, increase driven by a $13 million increase in trading income related to affordable housing properties partially offset by declines in partnership income and syndication fees.

Total noninterest expense was $721 million, an increase of $423 million. The increase was primarily driven by a non-cash goodwill impairment charge of $299 million taken in the first quarter of 2009. Additionally, credit-related expense increased by $117 million, partially offset by lower impairment charges related to affordable housing properties.

Corporate and Investment Banking

CIB’s net income for the twelve months ended December 31, 2009 was $116 million, a decrease of $26 million, or 18%, compared to the same period in 2008. The decline was driven by an increase in provision for loan losses which was mostly offset by strong growth in capital markets revenue.

Net interest income-FTE was $304 million, an increase of $34 million, or 13%, from the prior year primarily due to an increase in loan spreads. Average loan balances decreased $0.5 billion, or 4%, while the loan-related net interest income increased $41 million, or 27%, due to increased spreads. Higher line of credit utilization by large corporate clients experienced early in the year declined as access to capital markets funding had improved. Total average customer deposits increased $0.1 billion, or 2%, mainly due to increases in NOW accounts and demand deposits offset by a decrease in time deposits. Customer deposit-related net interest income increased $7 million, or 10%, due to increased average balances partially offset by a decrease in the relative value of demand deposits.

Provision for credit losses was $248 million, as net charge-offs increased $220 million from the prior year driven by a small number of large corporate borrowers operating in economically sensitive industries.

Total noninterest income was $611 million, an increase of $149 million, or 32%. Capital markets-related income increased $162 million, or 51%, primarily due to performance in equity derivatives, debt and equity originations, fixed income sales and trading, and syndications. The strong performance in capital markets was partially offset by higher write-downs on private equity investments and market volatility on hedges related to the corporate loan book.

Total noninterest expense was $481 million, an increase of $3 million, or 1%. The increase was primarily due to higher operating losses, revenue based incentive compensation and pension expense. Offsetting these higher expenses were lower salaries and other related staff expenses, as well as lower outside processing and miscellaneous expenses.

Mortgage

Mortgage reported a net loss of $995 million for the year ended December 31, 2009 compared with a net loss of $546 million in 2008. The $449 million, or 82%, increase in the net loss was driven by higher credit-related costs and goodwill impairment charges recorded in 2009 resulting from deterioration in residential real estate market conditions. Partially offsetting these costs were higher production and servicing income.

Net interest income was $499 million, an increase of $3 million, or 1%, primarily due to higher interest income on LHFS and deposits partially offset by lower consumer mortgage and investment related net interest income. LHFS increased $0.4 billion and contributed $72 million to the increase in net interest income due to improved funding costs resulting from lower short-term rates. Consumer mortgage average balances declined $2.0 billion, or 7%, while the resulting net interest income declined $56 million, or 17%, due to the decline in higher-margin second lien loans and lower spreads on prime first lien mortgages. Total investments were down $3.5 billion, or 89% resulting in a decrease in net interest income of $43 million. Average consumer and commercial deposits were up $0.9 billion and contributed $35 million to the change in net interest income, principally due to higher average balances.

Provision for credit losses was $1.1 billion, an increase of $634 million, principally due to higher consumer mortgage charge-offs.

Total noninterest income was $686 million, an increase of $250 million, or 57%, driven by higher mortgage production and servicing income. Total mortgage production income increased $185 million, or 103%, principally due to income from higher loan production volume at improved margins, partially offset by higher reserves for repurchased loans. Total mortgage loan production for the year ended December 31, 2009 was $50.1 billion, up 38% from $36.4 billion the prior year. Total servicing income increased $524 million primarily due to a $199 million recovery in 2009 on LOCOM MSRs compared to a $370 million impairment charge in 2008. The 2008 MSR impairment was offset by net securities gains of $411 million in the fourth quarter of 2008 from the sale of securities AFS that were held in conjunction with our risk management strategies associated with economically hedging the value of MSRs. At December 31, 2009 total mortgage loans serviced were $178.9 billion, up $16.9 billion, or 10% from $162.0 billion at December 31, 2008.

Total noninterest expense was $1.4 billion, an increase of $73 million, or 5%, primarily due to a $279 million non-cash goodwill impairment charge recorded in the first quarter of 2009. Additionally, staff expense was up $112 million principally due to higher commission expense resulting from higher loan production. Credit-related expense, including other real estate, credit services, and collection costs, increased $106 million, or 61%. The increases were partially offset by a $347 million decrease in operating losses primarily due to a change in classification related to borrower misrepresentation and claim denials. Beginning in 2009, these losses were recorded as charge-offs against the allowance for loan losses and were included in the overall allowance for loan losses. Additionally, mortgage insurance expense decreased $65 million as we reached the limits of our exposure to reinsurance losses.

Wealth and Investment Management

W&IM’s net income for the twelve months ended December 31, 2009 was $132 million, a decrease of $50 million, or 27%, compared to the same period in 2008. The decrease in net income was primarily due to the gains from the sales of First Mercantile and Lighthouse Investment Partners in 2008 and the resulting reduction in noninterest income partially offset by lower noninterest expense. Net income in 2008 included a $64 million market valuation loss on an acquired security and a $45 million impairment charge on a client-based intangible asset.

Net interest income was $399 million, an increase of $63 million, or 19%, primarily due to higher average deposit balances and deposit spreads. Average loans increased slightly while net interest income on loans declined $6 million, or 4%, due to compressed spreads. Average consumer and commercial deposits increased $1.7 billion, or 18%, while deposit-related net interest income increased $71 million, or 34%, driven primarily by increased spreads on NOW accounts.

Provision for credit losses was $79 million, an increase of $52 million primarily due to higher consumer and commercial loan net charge-offs.

Total noninterest income was $753 million, a $200 million, or 21%, decrease primarily due to an $89 million gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, $50 million net decline due to the sale of First Mercantile in the second quarter of 2008, and lower trust income and retail investment income. Trust income decreased $103 million, or 17%, primarily due to lower market valuations on managed equity assets, investment advisory fee waivers on managed liquidity funds, migration of money market fund assets into deposits, and the sale of First Mercantile. Retail investment income declined $71 million, or 26%, due to lower annuity sales and market driven declines in assets in managed accounts. Partially offsetting those declines, trading gains and losses increased $78 million primarily due to a $64 million market valuation loss on a security purchased from our RidgeWorth subsidiary recorded in the third quarter of 2008.

As of December 31, 2009, assets under management were approximately $119.5 billion compared to $113.1 billion as of December 31, 2008. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $205.4 billion, which includes $119.5 billion in assets under management, $46.0 billion in non-managed trust assets, $31.8 billion in retail brokerage assets, and $8.1 billion in non-managed corporate agency trust assets.

Total noninterest expense was $861 million, down $111 million, or 11%, primarily due to the sale of First Mercantile in 2008 and a $45 million impairment charge on a client based intangible asset in the second quarter of 2008. Employee compensation declined $63 million, or 13%, resulting from reduced headcount and lower incentive payments. Discretionary expenses including other staff, advertising, and customer development declined $12 million, or 36%. Other expense also declined $22 million primarily due to the sale of First Mercantile and reduced clearing costs related to retail investment income. These decreases were partially offset by higher operating losses, other real estate expense, indirect support cost, and FDIC expense.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2009 was $397 million, a decrease of $457 million, or 54%, from the same period in 2008. The decrease was mainly due to a reduction in securities gains due to the sale and contribution of Coke stock in 2008 and the FDIC insurance special assessment recognized in 2009, partially offset by an increase in net interest income on receive-fixed interest rate swaps.

Net interest income-FTE was $442 million, a $270 million increase mainly due to a $310 million increase in income on receive-fixed interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets increased $6.9 billion, or 35%, mainly due to the additions to the investment portfolio, primarily lower risk U.S. Agency MBS. Total average deposits decreased $8.8 billion, or 61%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Total noninterest income was $203 million, a $900 million decrease mainly due to a decrease in net securities gains. Securities gains decreased $545 million primarily due to a $732 million gain on the sale and contribution of Coke stock in 2008. The decrease was offset by a $130 million gain, net of credit-related OTTI of $10 million in 2009, and $56 million in market value losses in 2008 primarily related to certain ABS that were classified as AFS and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in earnings. Trading gains decreased $228 million due to lower gains on our public debt and related hedges carried at fair value as our credit spreads improved during

2009. Additionally, 2009 included a $112 million gain on Visa Class B shares, compared to the same period in 2008 which included an $82 million gain from the sale of a fuel card and fleet management subsidiary, an $86 million gain on our holdings of Visa in connection with its IPO, a $37 million gain on sale/leaseback of real estate properties, and $21 million of merchant card fee income generated by Transplatinum in 2008.

Total noninterest expense was $112 million, a decrease of $28 million, or 20%. The decrease was mainly due to the recognition of $183 million in expense related to the contribution of Coke shares to the SunTrust charitable foundation in the third quarter of 2008. The decrease was partially offset by a $79 million increase in FDIC insurance expense primarily due to the special assessment recorded in the second quarter of 2009. While the special assessment was recorded in the Other line of business, the increase in base FDIC premium expenses was recognized within the lines of business. Also 2009 included a $7 million accrual for Visa litigation compared to a $34 million reversal of a portion of the Visa litigation in 2008.

Table 32 – Reconcilement of Non-U.S. GAAP Measures – Annual

	Year Ended December 31
(Dollars in millions, except per share and other data)	2010		2009		2008	2007	2006
Net income/(loss)	$189		($1,564)		$796	$1,634	$2,117
securities (gains)/losses, net of tax	(118)		(61)		(665)	(151)	32

Net income/(loss) excluding securities (gains)/losses, net of tax	71		(1,625)		131	1,483	2,149
Coke stock dividend, net of tax	(47)		(44)		(50)	(54)	(53)

Net income/(loss) excluding securities (gains)/losses and Coke stock dividend, net of tax	24		(1,669)		81	1,429	2,096
Preferred dividends, Series A	(7)		(14)		(22)	(30)	(8)
U.S. Treasury preferred dividends and accretion of discount	(267)		(266)		(27)	-	-
Dividends and undistributed earnings allocated to unvested shares	(2)		17		(6)	-	-
Gain on purchase of Series A prefereed stock	-		94		-	-	-

Net income/(loss) available to common shareholders excluding securities (gains)/losses and Coke stock dividend	($252)		($1,838)		$26	$1,399	$2,088

Net income/(loss) available to common shareholders	($87)		($1,733)		$741	$1,593	$2,098
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-		715		27	-	-

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax [8]	($87)		($1,018)		$768	$1,593	$2,098

Efficiency ratio [1]	67.94%		79.07%		63.83%	63.28%	59.23%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.58)		(9.72)		(1.32)	(1.17)	(1.26)

Tangible efficiency ratio [2]	67.36%		69.35%		62.51%	62.11%	57.97%

Total average assets	$172,375		$175,442		$175,848	$177,796	$180,315
Average net unrealized securities gains	(2,231)		(1,612)		(1,909)	(2,301)	(1,620)

Average assets less net unrealized securities gains	$170,144		$173,830		$173,939	$175,495	$178,695

Total average common shareholders’ equity	$17,905		$17,219		$17,646	$17,428	$17,546
Average accumulated other comprehensive income	(1,420)		(692)		(1,221)	(1,143)	(976)

Total average realized common shareholders’ equity	$16,485		$16,527		$16,425	$16,285	$16,570

Return on average total assets	0.11%		(0.89	) %	0.45%	0.92%	1.17%
Impact of excluding net realized and unrealized securities (gains)/losses and Coke stock dividend	(0.10)		(0.07)		(0.40)	(0.11)	-

Return on average total assets less net unrealized securities (gains)/losses [3]	0.01%		(0.96	) %	0.05%	0.81%	1.17%

Return on average common shareholders’ equity	(0.49	) %	(10.07	) %	4.20%	9.14%	11.95%
Impact of excluding net realized and unrealized securities (gains)/losses and Coke stock dividend	(1.04)		(1.05)		(4.04)	(0.62)	0.58

Return on average realized common shareholders’ equity [4]	(1.53	) %	(11.12	) %	0.16%	8.52%	12.53%

Total shareholders’ equity	$23,130		$22,531		$22,501	$18,170	$17,932
Goodwill, net of deferred taxes	(6,189)		(6,204)		(6,941)	(6,921)	(6,890)
Other intangible assets including MSRs, net of deferred taxes	(1,545)		(1,671)		(978)	(1,309)	(1,182)
MSRs	1,439		1,540		810	1,049	811

Tangible equity	16,835		16,196		15,392	10,989	10,671
Preferred stock	(4,942)		(4,917)		(5,222)	(500)	(500)

Tangible common equity	$11,893		$11,279		$10,170	$10,489	$10,171

Total assets	$172,874		$174,165		$189,138	$179,574	$182,162
Goodwill	(6,323)		(6,319)		(7,044)	(6,921)	(6,890)
Other intangible assets including MSRs	(1,571)		(1,711)		(1,035)	(1,363)	(1,182)
MSRs	1,439		1,540		810	1,049	811

Tangible assets	$166,419		$167,675		$181,869	$172,339	$174,901

Tangible equity to tangible assets [5]	10.12%		9.66%		8.46%	6.38%	6.10%
Tangible book value per common share [6]	$23.76		$22.60		$28.69	$30.11	$28.66
Net interest income	$4,854		$4,466		$4,620	$4,720	$4,660
Taxable-equivalent adjustment	116		123		117	102	88

Net interest income-FTE	4,970		4,589		4,737	4,822	4,748
Noninterest income	3,729		3,710		4,473	3,429	3,468

Total revenue-FTE	8,699		8,299		9,210	8,251	8,216
securities (gains)/losses, net	(191)		(98)		(1,073)	(243)	50

Total revenue-FTE excluding net securities (gains)/losses [7]	$8,508		$8,201		$8,137	$8,008	$8,266

[1]Computed

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

3We

present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common shares of Coke. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of the our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income/(loss), excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average assets less net unrealized securities (gains)/losses.

4We

believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net income/(loss) available to common shareholders, excluding securities (gains)/losses and Coke stock dividend, net of tax, by average realized common shareholders’ equity.

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

7We

present total revenue- FTE excluding net securities (gains)/losses. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

8We

present net income/(loss) available to common shareholders that excludes the portion of the impairment charges on goodwill and intangible assets other than MSRs allocated to the common shareholders. We believe this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.

Table 33 – Reconcilement of Non-U.S. GAAP Measures – Quarterly

	Three Months Ended
(Dollars in millions, except per share and other data)	2010				2009
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income/(loss)	$185	$153	$12	($161)	($248)	($317)	($183)	($815)
Securities (gains)/losses, net of tax	(39)	(43)	(35)	(1)	(45)	(29)	15	(2)

Net income/(loss) excluding net securities (gains)/losses, net of tax	146	110	(23)	(162)	(293)	(346)	(168)	(817)
Coke stock dividend, net of tax	(12)	(12)	(12)	(12)	(11)	(11)	(11)	(11)

Net income/(loss) excluding net securities (gains)/losses and Coke stock dividend, net of tax	134	98	(35)	(174)	(304)	(357)	(179)	($828)
Preferred dividends, Series A	(2)	(2)	(2)	(2)	(2)	(2)	(6)	(5)
U.S. Treasury preferred dividends and accretion of discount	(67)	(67)	(66)	(66)	(66)	(66)	(66)	(66)
Dividends and undistributed earnings allocated to unvested shares	(2)	-	-	-	-	3	2	11
Gain on purchase of Series A preferred stock	-	-	-	-	-	5	89	-

Net income/(loss) available to common shareholders excluding securities (gains)/losses and the Coke stock dividend	$63	$29	($103)	($242)	($372)	($417)	($160)	($888)

Net income/(loss) available to common shareholders	$114	$84	($56)	($229)	($316)	($377)	($164)	($875)
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	-	-	-	-	-	(715)

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax [8]	$114	$84	($56)	($229)	($316)	($377)	($164)	($160)

Efficiency ratio [1]	66.57%	64.80%	69.57%	71.60%	74.58%	73.53%	69.68%	97.19%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.50)	(0.56)	(0.61)	(0.69)	(0.62)	(0.71)	(0.63)	(34.64)

Tangible efficiency ratio [2]	66.07%	64.24%	68.96%	70.91%	73.96%	72.82%	69.05%	62.55%

Total average assets	$174,768	$171,999	$171,273	$171,429	$174,041	$172,463	$176,480	$178,871
Average net unrealized securities gains	(2,664)	(2,395)	(1,969)	(1,884)	(1,986)	(1,607)	(1,506)	(1,341)

Average assets less net unrealized securities gains	$172,104	$169,604	$169,304	$169,545	$172,055	$170,856	$174,974	$177,530

Total average common shareholders’ equity	$18,638	$18,159	$17,387	$17,419	$17,467	$17,556	$16,700	$17,144
Average accumulated other comprehensive income	(2,055)	(1,721)	(998)	(889)	(698)	(504)	(745)	(824)

Total average realized common shareholders’ equity	$16,583	$16,438	$16,389	$16,530	$16,769	$17,052	$15,955	$16,320

Return on average total assets	0.42%	0.35%	0.03%	(0.38)%	(0.57)%	(0.73)%	(0.42)%	(1.85)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.11)	(0.12)	(0.11)	(0.04)	(0.13)	(0.10)	0.01	(0.04)

Return on average total assets less net unrealized securities (gains)/losses [3]	0.31%	0.23%	(0.08)%	(0.42)%	(0.70)%	(0.83)%	(0.41)%	(1.89)%

Return on average common shareholders’ equity	2.44%	1.83%	(1.29)%	(5.34)%	(7.19)%	(8.52)%	(3.95)%	(20.71)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.91)	(1.13)	(1.24)	(0.59)	(1.62)	(1.18)	(0.07)	(1.37)

Return on average realized common shareholders’ equity [4]	1.53%	0.70%	(2.53)%	(5.93)%	(8.81)%	(9.70)%	(4.02)%	(22.08)%

	Three Months Ended
(Dollars in millions, except per share and other data)	2010				2009
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Total shareholders’ equity	$23,130	$23,438	$23,024	$22,620	$22,531	$22,908	$22,953	$21,646
Goodwill, net of deferred taxes	(6,189)	(6,192)	(6,197)	(6,202)	(6,204)	(6,205)	(6,213)	(6,225)
Other intangible assets including MSRs, net of deferred taxes	(1,545)	(1,174)	(1,409)	(1,761)	(1,671)	(1,560)	(1,468)	(1,049)
MSRs	1,439	1,072	1,298	1,641	1,540	1,423	1,322	895

Tangible equity	16,835	17,144	16,716	16,298	16,196	16,566	16,594	15,267
Preferred stock	(4,942)	(4,936)	(4,929)	(4,923)	(4,917)	(4,911)	(4,919)	(5,227)

Tangible common equity	$11,893	$12,208	$11,787	$11,375	$11,279	$11,655	$11,675	$10,040

Total assets	$172,874	$174,703	$170,668	$171,796	$174,165	$172,718	$176,735	$179,116
Goodwill	(6,323)	(6,323)	(6,323)	(6,323)	(6,319)	(6,314)	(6,314)	(6,309)
Other intangible assets including MSRs	(1,571)	(1,204)	(1,443)	(1,800)	(1,711)	(1,604)	(1,517)	(1,103)
MSRs	1,439	1,072	1,298	1,641	1,540	1,423	1,322	895

Tangible assets	$166,419	$168,248	$164,200	$165,314	$167,675	$166,223	$170,226	$172,599

Tangible equity to tangible assets [5]	10.12%	10.19%	10.18%	9.86%	9.66%	9.96%	9.75%	8.85%
Tangible book value per common share [6]	$23.76	$24.42	$23.58	$22.76	$22.59	$23.35	$23.41	$28.15
Net interest income	$1,266	$1,238	$1,178	$1,172	$1,177	$1,138	$1,090	$1,062
Taxable-equivalent adjustment	28	28	30	30	30	30	31	31

Net interest income - FTE	1,294	1,266	1,208	1,202	1,207	$1,168	1,121	1,093
Noninterest income	1,032	1,047	952	698	742	775	1,072	1,121

Total revenue - FTE	2,326	2,313	2,160	1,900	1,949	1,943	2,193	2,214
securities (gains)/losses, net	(64)	(69)	(57)	(1)	(73)	(47)	25	(3)

Total revenue - FTE excluding net securities (gains)/losses [7]	$2,262	$2,244	$2,103	$1,899	$1,876	$1,896	$2,218	$2,211

1Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

3We present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common shares of Coke. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of the our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income/(loss), excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average assets less net unrealized securities (gains)/losses.

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

7We present total revenue- FTE excluding net securities (gains)/losses. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

8We present net income/(loss) available to common shareholders that excludes the portion of the impairment charges on goodwill and intangible assets other than MSRs allocated to the common shareholders. We believe this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income/(loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of SunTrust Banks, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 25, 2011

SUNTRUST BANKS, INC.

Consolidated Statements of Income/(Loss)

	For the Year Ended December 31
(Dollars and shares in millions, except per share data)	2010	2009	2008
Interest Income
Interest and fees on loans	$5,300	$5,530	$6,934
Interest and fees on loans held for sale	137	233	290
Interest and dividends on securities available for sale
Taxable interest	709	717	628
Tax-exempt interest	31	40	44
Dividends[1]	76	73	103
Trading account interest	89	115	303
Other interest income	1	2	26
Total interest income	6,343	6,710	8,328
Interest Expense
Interest on deposits	860	1,440	2,378
Interest on funds purchased and securities sold under agreements to repurchase	6	8	131
Interest on trading liabilities	30	20	27
Interest on other short-term borrowings	13	15	55
Interest on long-term debt	580	761	1,117
Total interest expense	1,489	2,244	3,708
Net interest income	4,854	4,466	4,620
Provision for credit losses	2,651	4,064	2,474
Net interest income after provision for credit losses	2,203	402	2,146
Noninterest Income
Service charges on deposit accounts	760	848	904
Other charges and fees	534	523	511
Trust and investment management income	503	486	592
Card fees	376	324	308
Mortgage production related income	127	376	171
Mortgage servicing related income/(loss)	358	330	(212)
Investment banking income	313	272	237
Retail investment services	205	218	289
Net securities gains[2]	191	98	1,073
Trading account profits/(losses) and commissions	173	(41)	38
Gain from ownership in Visa	-	112	86
Net gain on sale of businesses	-	-	198
Net gain on sale/leaseback of premises	-	-	37
Other noninterest income	189	164	241
Total noninterest income	3,729	3,710	4,473
Noninterest Expense
Employee compensation	2,364	2,258	2,327
Employee benefits	457	542	434
Outside processing and software	638	579	493
Net occupancy expense	361	357	347
Other real estate expense	300	244	105
Credit and collection services	279	259	156
Regulatory assessments	265	302	55
Marketing and customer development	177	152	372
Equipment expense	174	172	203
Operating losses	83	99	446
Net loss on debt extinguishment	70	39	12
Amortization/impairment of goodwill/intangible assets	51	807	121
Mortgage reinsurance	27	115	180
Visa litigation	-	7	(33)
Other noninterest expense	665	630	661
Total noninterest expense	5,911	6,562	5,879
Income/(loss) before provision/(benefit) for income taxes	21	(2,450)	740
Provision/(benefit) for income taxes	(185)	(898)	(67)
Net income/(loss) including income attributable to noncontrolling interest	206	(1,552)	807
Net income attributable to noncontrolling interest	17	12	11
Net income/(loss)	$189	($1,564)	$796
Net income/(loss) available to common shareholders	($87)	($1,733)	$741
Net income/(loss) per average common share
Diluted[3]	($0.18)	($3.98)	$2.12
Basic	(0.18)	(3.98)	2.12

Dividends declared per common share	0.04	0.22	2.85

Average common shares - diluted	499	437	350
Average common shares - basic	495	435	349
[1]Includes dividends on common stock of The Coca-Cola Company.	$53	$49	$56

[2]Includes

other-than-temporary impairment losses of $2 million and $20 million, consisting of $2 million and $113 million of total unrealized losses, net of $0 and $93 million of non-credit related unrealized losses recorded in other comprehensive income, before taxes, for the years ended December 31, 2010 and 2009, respectively. Includes other-than-temporary impairment loss of $84 million for the year ended December 31, 2008.

[3]For

earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Balance Sheets

	As of
(Dollars in millions and shares in thousands)	December 31 2010	December 31 2009

Assets
Cash and due from banks	$4,296	$6,456
Interest-bearing deposits in other banks	24	24
Funds sold and securities purchased under agreements to resell	1,058	517
Cash and cash equivalents	5,378	6,997
Trading assets	6,175	4,980
Securities available for sale	26,895	28,477
Loans held for sale [1] (loans at fair value: $3,168 as of December 31, 2010; $2,923 as of December 31, 2009)	3,501	4,670
Loans [2] (loans at fair value: $492 as of December 31, 2010; $449 as of December 31, 2009)	115,975	113,675
Allowance for loan and lease losses	(2,974)	(3,120)
Net loans	113,001	110,555
Premises and equipment	1,620	1,552
Goodwill	6,323	6,319
Other intangible assets (MSRs at fair value: $1,439 as of December 31, 2010; $936 as of December 31, 2009)	1,571	1,711
Customers’ acceptance liability	8	6
Other real estate owned	596	620
Other assets	7,806	8,278
Total assets	$172,874	$174,165
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$27,290	$24,244
Interest-bearing consumer and commercial deposits	92,735	92,059
Total consumer and commercial deposits	120,025	116,303
Brokered deposits (CDs at fair value: $1,213 as of December 31, 2010; $1,261 as of December 31, 2009)	2,365	4,231
Foreign deposits	654	1,329
Total deposits	123,044	121,863
Funds purchased	951	1,433
Securities sold under agreements to repurchase	2,180	1,871
Other short-term borrowings	2,690	2,062
Long-term debt [3] (debt at fair value: $2,837 as of December 31, 2010; $3,586 as of December 31, 2009)	13,648	17,490
Acceptances outstanding	8	6
Trading liabilities	2,678	2,189
Other liabilities	4,545	4,720
Total liabilities	149,744	151,634
Preferred stock	4,942	4,917
Common stock, $1.00 par value	515	515
Additional paid in capital	8,403	8,521
Retained earnings	8,542	8,563
Treasury stock, at cost, and other	(888)	(1,055)
Accumulated other comprehensive income	1,616	1,070
Total shareholders’ equity	23,130	22,531
Total liabilities and shareholders’ equity	$172,874	$174,165
Common shares outstanding	500,436	499,157
Common shares authorized	750,000	750,000
Preferred shares outstanding	50	50
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	14,231	15,510

[1]Includes loans held for sale, at fair value, of consolidated VIEs	$316	$-
[2]Includes loans of consolidated VIEs	2,869	-
[3]Includes debt of consolidated VIEs	764	-

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	$500	348	$371	$6,707	$10,646	($1,662)	$1,607	$18,169
Net income	-	-	-	-	796	-	-	796
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	(806)	(806)
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	688	688
Change related to employee benefit plans	-	-	-	-	-	-	(508)	(508)

Total comprehensive income								170
Change in noncontrolling interest	-	-	-	-	-	(5)	-	(5)
Issuance of common stock for GB&T acquisition	-	2	2	152	-	-	-	154
Common stock dividends, $2.85 per share	-	-	-	-	(1,004)	-	-	(1,004)
Series A preferred stock dividends, $4,451 per share	-	-	-	-	(22)	-	-	(22)
Issuance of U.S. Treasury preferred stock	4,718	-	-	132	-	-	-	4,850
Accretion of discount associated with U.S. Treasury preferred stock	4	-	-	-	(4)	-	-	-
U.S. Treasury preferred stock dividends, $471 per share	-	-	-	-	(23)	-	-	(23)
Exercise of stock options and stock compensation expense	-	-	-	16	-	40	-	56
Restricted stock activity	-	2	-	(46)	-	47	-	1
Amortization of restricted stock compensation	-	-	-	-	-	77	-	77
Issuance of stock for employee benefit plans	-	2	-	(57)	-	135	-	78
Balance, December 31, 2008	$5,222	354	$373	$6,904	$10,389	($1,368)	$981	$22,501
Net loss	-	-	-	-	(1,564)	-	-	(1,564)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	281	281
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	(435)	(435)
Change related to employee benefit plans	-	-	-	-	-	-	251	251

Total comprehensive loss								(1,467)
Change in noncontrolling interest	-	-	-	-	-	(5)	-	(5)
Common stock dividends, $0.22 per share	-	-	-	-	(83)	-	-	(83)
Series A preferred stock dividends, $4,056 per share	-	-	-	-	(14)	-	-	(14)
U.S. Treasury preferred stock dividends, $5,004 per share	-	-	-	-	(243)	-	-	(243)
Accretion of discount associated with U.S. Treasury preferred stock	23	-	-	-	(23)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	142	142	1,688	-	-	-	1,830
Extinguishment of forward stock purchase contract	-	-	-	174	-	-	-	174
Repurchase of preferred stock	(328)	-	-	5	95	-	-	(228)
Exercise of stock options and stock compensation expense	-	-	-	11	-	-	-	11
Restricted stock activity	-	2	-	(206)	-	177	-	(29)
Amortization of restricted stock compensation	-	-	-	-	-	66	-	66
Issuance of stock for employee benefit plans and other	-	1	-	(55)	(2)	75	-	18
Adoption of OTTI guidance	-	-	-	-	8	-	(8)	-
Balance, December 31, 2009	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net income	-	-	-	-	189	-	-	189
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	366	366
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	120	120
Change related to employee benefit plans	-	-	-	-	-	-	60	60

Total comprehensive income								735
Change in noncontrolling interest	-	-	-	-	-	4	-	4
Common stock dividends, $0.04 per share	-	-	-	-	(20)	-	-	(20)
Series A preferred stock dividends, $4,056 per share	-	-	-	-	(7)	-	-	(7)
U.S. Treasury preferred stock dividends, $5,000 per share	-	-	-	-	(242)	-	-	(242)
Accretion of discount associated with U.S. Treasury preferred stock	25	-	-	-	(25)	-	-	-
Stock compensation expense	-	-	-	24	-	-	-	24
Restricted stock activity	-	1	-	(97)	-	66	-	(31)
Amortization of restricted stock compensation	-	-	-	-	-	42	-	42
Issuance of stock for employee benefit plans and other	-	-	-	(45)	2	55	-	12
Fair value election of MSRs	-	-	-	-	89	-	-	89
Adoption of VIE consolidation guidance	-	-	-	-	(7)	-	-	(7)
Balance, December 31, 2010	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130

1	Balance at December 31, 2010 includes ($974) for treasury stock, ($43) for compensation element of restricted stock, $129 for noncontrolling interest.
Balance	at December 31, 2009 includes ($1,104) for treasury stock, ($59) for compensation element of restricted stock, $108 for noncontrolling interest.
Balance	at December 31, 2008 includes ($1,368) for treasury stock, ($113) for compensation element of restricted stock, $113 for noncontrolling interest.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31
(Dollars in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	$206	($1,552)	$807
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net gain on sale of businesses	-	-	(198)
Expense recognized on contribution of common stock of Coke	-	-	183
Gain from ownership in Visa	-	(112)	(86)
Depreciation, amortization and accretion	803	966	824
Goodwill/intangibles impairment	-	751	415
MSRs impairment recovery	-	(199)	-
Origination of MSRs	(289)	(682)	(486)
Provisions for credit losses and foreclosed property	2,831	4,270	2,552
Deferred income tax benefit	(171)	(894)	(221)
Amortization of restricted stock compensation	42	66	77
Stock option compensation	24	11	20
Excess tax benefits from stock-based compensation	-	-	(5)
Net loss on extinguishment of debt	70	39	12
Net securities gains	(191)	(98)	(1,073)
Net gain on sale/leaseback of premises	-	-	(37)
Net gain on sale of assets	(9)	(66)	(60)
Net decrease/(increase) in loans held for sale	415	(964)	4,192
Contributions to retirement plans	(8)	(26)	(387)
Net (increase)/decrease in other assets	(341)	1,523	(2,695)
Net increase/(decrease) in other liabilities	836	9	(218)
Net cash provided by operating activities	4,218	3,042	3,616

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	5,597	3,407	1,292
Proceeds from sales of securities available for sale	17,465	19,488	5,738
Purchases of securities available for sale	(20,920)	(33,793)	(8,171)
Proceeds from maturities, calls and paydowns of trading securities	99	148	4,329
Proceeds from sales of trading securities	132	2,113	3,046
Purchases of trading securities	-	(86)	(3,688)
Net (increase)/decrease in loans, including purchases of loans	(4,566)	8,609	(5,807)
Proceeds from sales of loans	936	756	882
Proceeds from sale of MSRs	23	-	148
Capital expenditures	(252)	(212)	(222)
Net cash and cash equivalents received for sale of businesses	-	-	302
Proceeds from sale/redemption of Visa shares	-	112	86
Contingent consideration and other payments related to acquisitions	(10)	(25)	(27)
Proceeds from the sale/leaseback of premises	-	-	289
Proceeds from the sale of other assets	777	567	319
Net cash (used in)/provided by investing activities	(719)	1,084	(1,484)

Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	1,182	8,085	(6,150)
Assumption of deposits, net	-	449	161
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,295)	(4,114)	(2,796)
Proceeds from the issuance of long-term debt	500	575	7,834
Repayment of long-term debt	(5,246)	(10,034)	(4,025)
Proceeds from the issuance of preferred stock	-	-	4,850
Proceeds from the exercise of stock options	-	-	26
Excess tax benefits from stock-based compensation	-	-	5
Proceeds from the issuance of common stock	-	1,830	-
Repurchase of preferred stock	-	(228)	-
Common and preferred dividends paid	(259)	(329)	(1,042)

Net cash used in financing activities	(5,118)	(3,766)	(1,137)

Net (decrease)/increase in cash and cash equivalents	(1,619)	360	995
Cash and cash equivalents at beginning of period	6,997	6,637	5,642

Cash and cash equivalents at end of period	$5,378	$6,997	$6,637

Supplemental Disclosures:
Interest paid	$1,537	$2,367	$3,868
Income taxes paid	33	45	341
Income taxes refunded	(435)	(106)	(4)
Loans transferred from loans to loans held for sale	346	125	-
Loans transferred from loans held for sale to loans	213	307	656
Loans transferred from loans and loans held for sale to OREO	1,063	812	754
Issuance of common stock for acquisition of GB&T	-	-	155
Noncash gain on contribution of Coke common stock	-	-	183
Unsettled purchases of securities available for sale	-	-	8,898
Unsettled sales of securities available for sale	-	-	6,387
Amortization of deferred gain on sale/leaseback of premises	59	59	56
Extinguishment of forward stock purchase contract	-	174	-
Gain on repurchase of Series A preferred stock	-	94	-
Total assets of newly consolidated VIEs	2,541	-	-

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

General

SunTrust, one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operated under six business segments during the last three quarters of 2010. These business segments are: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital markets services.

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

Securities and Trading Activities

Securities are classified at trade date as trading or securities AFS. Trading account assets and liabilities are carried at fair value with changes in fair value recognized within noninterest income. Realized and unrealized gains and losses are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss). Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the estimated life of the security. Securities AFS are carried at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company reviews securities AFS for impairment on a quarterly basis. A security is considered to be impaired if the fair value of a debt security is less than its amortized cost basis at the measurement date and the decline in fair value is determined to be other-than-temporary. Prior to April 1, 2009, debt securities that the Company had the intent and ability to hold to recovery and for which it was probable that the Company would receive all cash flows were considered not to be other-than-temporarily impaired. Debt securities AFS which had OTTI were written down to fair value as a realized loss in the Consolidated Statements of Income/(Loss).

After April 1, 2009, the Company changed its policy based on an update to the guidance for determining OTTI. Based on the updated guidance, the Company determines whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment and write the debt security down to fair value. For all other debt securities for which the Company does not expect to recover the entire amortized cost basis of the security and do not meet either condition, an OTTI loss is considered to have occurred, and the Company records the credit loss portion of impairment in earnings and the temporary impairment related to all other factors in OCI.

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

Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold, plus accrued interest. The fair value of collateral received is continually monitored and additional collateral is obtained or requested to be returned to the Company as deemed appropriate.

Loans Held for Sale

The Company’s LHFS includes certain residential mortgage loans, commercial loans, and student loans. Loans are initially classified as LHFS when they are identified as being available for immediate sale and a formal plan exists to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company will use judgment and estimate fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income/(Loss).

The Company may transfer certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at LOCOM. At the time of transfer, any credit losses are recorded as a reduction in the ALLL. Subsequent credit losses as well as incremental interest rate or liquidity related valuation adjustments are recorded as a component of noninterest income in the Consolidated Statements of Income/(Loss). The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value. If a held for sale loan is transferred to held for investment for which fair

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio. For additional information on the Company’s LHFS activities, refer to Note 6, “Loans,” to the Consolidated Financial Statements.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered LHFI. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, and residential loans. Interest income on all types of loans, except those classified as nonaccrual, is accrued based upon the outstanding principal amounts using the effective yield method. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status. See the “Allowance for Credit Losses” section of this Note for further discussion of impaired loans.

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification. Generally, once a residential loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR until it is ultimately paid in full.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. See Note 6, “Loans,” to the Consolidated Financial Statements for additional information.

Allowance for Credit Losses

The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Such evaluation considers numerous factors for each of the loan portfolio segments, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values,

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. In addition to these factors, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.

Large commercial nonaccrual loans and certain consumer, residential, and smaller commercial loans whose terms have been modified in a TDR are individually identified for evaluation of impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment.

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

For CRE loans secured by property, acceptable third-party appraisal or other form of evaluation is obtained prior to the origination of the loan. Updated evaluations of the collateral’s value are obtained at least annually, or earlier if the credit quality of the loan deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan, net of estimated selling costs. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to net realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, typically at 180 days past due, the Company obtains a new valuation and, if required, writes the loan down to the new valuation, less estimated selling costs. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable metropolitan statistical area or other market information.

In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and through the third quarter of 2009, the provision associated with changes in the unfunded lending commitment reserve was reported in the Consolidated Statements of Income/(Loss) in noninterest expense. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses.

See Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements for additional information.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term, depending on whether the lease meets the transfer of ownership or bargain-purchase option criterion. Certain leases are capitalized as assets for financial reporting purposes and are amortized using the straight-line method of amortization over the assets’ estimated useful lives or the lease terms, depending on the criteria that gave rise to the capitalization of the assets. Construction and software in process primarily includes in-process branch expansion, branch renovation, and software development projects. Upon completion, branch related projects are maintained in premises and equipment while completed software projects are reclassified to other assets. Maintenance and repairs are charged to expense, and improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For additional information on the Company’s premises and equipment activities, refer to Note 8, “Premises and Equipment,” to the Consolidated Financial Statements.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company previously maintained two classes of MSRs. MSRs related to loans sold before January 1, 2008 were accounted for at amortized cost, net of any allowance for impairment losses. Beginning January 1, 2009, MSRs related to loans originated and sold after January 1, 2008 were accounted for at fair value. Effective January 1, 2010, the Company elected to record the MSRs previously carried at LOCOM at fair value. See Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion regarding this election. Historically, the Company had not directly hedged its MSRs accounted for at amortized cost, but had managed the economic risk through the Company’s overall asset/liability management process with consideration to the natural counter-cyclicality of servicing value and mortgage production. Effective January 1, 2009, when the Company created the class of MSRs accounted for at fair value, the Company began to actively hedge this class of MSRs.

MSRs, carried at LOCOM, were amortized over the period of the estimated future net servicing cash flows. The projected future cash flows were derived from the same model and assumptions used to estimate the fair value of MSRs. When fair value was less than amortized cost, and the impairment was believed to be temporary, the impairment was recorded to a valuation allowance through mortgage servicing income in the Consolidated Statements of Income/(Loss).

The fair values of MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. The carrying value of MSRs is reported on the Consolidated Balance Sheets in other intangible assets. Servicing fees are recognized as they are received and changes in fair value are also reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss). For additional information on the Company’s servicing fees, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

Other Real Estate Owned

Assets acquired through, or in lieu of loan foreclosure are held for sale and are initially recorded at the lower of the loan’s cost basis or the asset’s fair value at the date of foreclosure, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the ALLL at the date of transfer into OREO. We estimate market values primarily based on appraisals and other market information. Subsequent changes in value of the assets are reported as adjustments to the asset’s carrying amount. Subsequent to foreclosure, changes in value along with gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income/(Loss).

Loan Sales and Securitizations

The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Previously when the Company retained securitized interests, the cost basis of the securitized financial assets were allocated between the sold and retained portions based on their relative fair values. The gain or loss on sale was then calculated based on the difference between proceeds received, which includes cash proceeds and the fair value of MSRs, if any, and the cost basis allocated to the sold interests. The retained interests were subsequently carried at fair value. Beginning January 1, 2010, retained securitized interests are recognized and initially measured at fair value in accordance with the updated transfers and servicing accounting guidance. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and carried at fair value, which is based on independent, third-party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Unrealized gains and losses on retained interests classified as AFS are shown, net of any tax effect, in AOCI as a component of shareholders’ equity. Realized gains and losses on AFS or trading securities and unrealized gains and losses on trading securities are recorded in noninterest income in the Consolidated Statements of Income/(Loss). For additional information on the Company’s securitization activities, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Income Taxes

The provision/(benefit) for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income and tax credits. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change is enacted. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In computing the income tax provision/(benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of income tax expense/(benefit). For additional information on the Company’s activities related to income taxes, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements.

Earnings Per Share

Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of a net loss, diluted EPS is calculated in the same manner as basic EPS.

The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.

Net income available to common shareholders represents net income/(loss) after preferred stock dividends, accretion of the discount on preferred stock issuances, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, refer to Note 13, “Net Income/(Loss) Per Share,” to the Consolidated Financial Statements.

Guarantees

The Company recognizes a liability at the inception of a guarantee, at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make payment to a guaranteed party based upon changes in an underlying asset, liability or equity security of the guaranteed party, or upon failure of a third-party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For additional information on the Company’s guarantor obligations, refer to Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

Derivative Financial Instruments and Hedging Activities

The Company records all contracts that satisfy the definition of a derivative at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon its classification as either a freestanding derivative or a derivative that has been designated as a hedging instrument.

Changes in the fair value of freestanding derivatives are recorded in noninterest income. Freestanding derivatives include derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified market risks, along with certain IRLCs on residential mortgage loans that are a normal

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

part of the Company’s operations. In addition, the Company evaluates contracts, such as brokered deposits and short-term debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives. For certain contracts containing embedded derivatives, the Company has elected not to bifurcate the embedded derivative and instead carry the entire contract at fair value.

Certain derivatives are also used as risk management tools and designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item and (iii) comparison of the critical terms of the hedged item and the hedging derivative.

For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly for ongoing effectiveness. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in AOCI and reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any unrealized gains and losses in AOCI would be immediately reclassified to earnings.

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

Employee Benefits

Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of restricted stock, stock option awards, and costs of other employee benefits. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for additional information.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Fair Value

Certain assets and liabilities are measured at fair value on a recurring basis. Examples of these include derivative instruments, AFS and trading securities, certain LHFI and LHFS, certain issuances of long-term debt, brokered deposits, and MSR assets. Fair value is used on a non-recurring basis as a measurement basis either when assets are evaluated for impairment, the basis of accounting is LOCOM or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS and LHFI, OREO, goodwill, intangible assets, nonmarketable equity securities, certain partnership investments and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation”. These updates were effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption from consolidation for existing QSPEs, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and the right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The guidance requires an entity to reassess whether it is the primary beneficiary at least quarterly.

The Company has analyzed the impacts of these amendments on all QSPEs and VIE structures with which it is involved. Based on this analysis, the Company consolidated its multi-seller conduit, Three Pillars, a CLO entity, and a student loan securitization vehicle. The Company consolidated these entities because certain subsidiaries of the Company have significant

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

decision-making rights and own VIs that could potentially be significant to these VIEs. The primary balance sheet impacts from consolidating Three Pillars, the CLO, and the student loan securitization vehicle, were increases in loans and leases, the related ALLL, LHFS, long-term debt, and other short-term borrowings. The consolidations of these entities had no impact on the Company’s earnings or cash flows that result from its involvement with these VIEs, but the Company’s Consolidated Statements of Income/(Loss) reflect a reduction in noninterest income and increases in net interest income and noninterest expense due to the consolidations. For additional information on the Company’s VIE structures, refer to Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

The combined impacts of consolidating these entities were incremental total assets and total liabilities, at the date of consolidation, of $2.5 billion, respectively, and an immaterial impact on shareholders’ equity. No additional funding requirements with respect to these entities are expected to significantly impact the liquidity position of the Company. The Company consolidated the assets and liabilities of Three Pillars and the student loan securitization vehicle at their unpaid principal amounts and subsequently accounted for these assets and liabilities on an accrual basis. The Company consolidated the assets and liabilities of the CLO based on their estimated fair values and made an irrevocable election to carry all of the financial assets and financial liabilities of the CLO at fair value. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating these entities was not significant.

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities will be effective in the interim reporting period ending March 31, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The adoption of the level 3 disclosure requirements will not have an impact on the Company’s financial position, results of operations, and EPS.

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

In February 2010, the FASB issued ASU 2010-10, an update to ASC 810-10, “Consolidation.” This update defers the amendments to the consolidation requirements of ASC 810-10 for a reporting entity’s interest in entities that have the attributes of investment companies or for which it is acceptable based on industry practice to apply measurement principles that are consistent with those followed by investment companies and was effective January 1, 2010. The deferral also applies to a reporting entity’s interest in an entity that is required to comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered MMMFs. Certain of the Company’s wholly-owned subsidiaries provide investment advisor services for various private placement and publicly registered investment funds. The deferral applies to all of these funds.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

TDR. Loans accounted for individually under ASC Subtopic 310-30 continue to be subject to the TDR accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” This update was effective for the Company on July 1, 2010 and did not have an impact on the Company’s financial position, results of operations, and EPS.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them. The disclosure requirements as of December 31, 2010 are included in Note 6, “Loans,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements. Disclosures about activity that occurs during a reporting period will be effective in the interim reporting period ending March 31, 2011. In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.” The update defers the effective date of reporting TDR credit quality disclosures until after the FASB has clarified the guidance for determining what constitutes a TDR.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update requires companies to perform a step 2 analysis if the carrying value of a reporting unit is zero or negative and if it is more likely than not that goodwill is impaired. The update is effective for goodwill impairment testing performed during 2011 with any resulting impairment charge recorded through a cumulative effect adjustment to beginning retained earnings. The Company has adopted the standard as of January 1, 2011 and will apply the new guidance to future goodwill impairment testing, but the Company does not expect the standard to have a substantive impact on its goodwill impairment evaluation.

Note 2 - Acquisitions/Dispositions

During the three year period ended December 31, 2010, SunTrust consummated the following acquisitions and dispositions:

(Dollars in millions)	Date	Cash or other consideration (paid)/ received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
2010
Disposition of certain money market fund management business	various	$7	$-	$11	$18
2009
Acquisition of assets of Martin Kelly Capital Management	12/22/09	(2)	1	1	-	Goodwill and intangibles recorded are tax-deductible.
Acquisition of certain assets of CSI Capital Management	11/30/09	(3)	1	2	-	Goodwill and intangibles recorded are tax-deductible.
Acquisition of assets of Epic Advisors, Inc. [2]	4/1/09	(2)	5	1	-	Goodwill and intangibles recorded are tax-deductible.
2008
Acquisition of assets of Cymric Family Office Services [2]	12/31/08	(3)	1	1	-	Goodwill and intangibles recorded are tax-deductible.
Sale of majority interest in ZCI	10/1/08	8	(15)	1	(3)	Goodwill and intangibles recorded are tax-deductible.
Purchase of remaining interest in ZCI	9/30/08	(23)	21	-	-	Goodwill recorded is tax-deductible.
Sale of TransPlatinum Service Corp.	9/2/08	100	(11)	-	82
Sale of First Mercantile Trust Company	5/30/08	59	(12)	(3)	30
Acquisition of GB&T [1]	5/1/08	(155)	144	30	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners	1/2/08	155	-	(6)	89	SunTrust will continue to earn a revenue share based
						upon client referrals to the funds.

[1]

On May 1, 2008, SunTrust acquired GB&T, a North Georgia-based financial institution serving commercial and retail customers, for $155 million, including cash paid for fractional shares, via the merger of GB&T with and into SunTrust. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $172 million of the acquired loans at fair value. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $159 million. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

[2]	Acquisition by GenSpring Family Offices, LLC a majority owned subsidiary of SunTrust.

Note 3 - Funds Sold and Securities Purchased Under Agreements to Resell

Funds sold and securities purchased under agreements to resell at December 31 were as follows:

(Dollars in millions)	2010	2009
Federal funds	$ -	$55
Resell agreements	1,058	462

Total funds sold and securities purchased under agreements to resell	$1,058	$517

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Securities purchased under agreements to resell are collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. The Company requires collateral between 100% and 110% of the underlying securities. The total market value of the collateral held was $1.1 billion and $464 million at December 31, 2010 and 2009, of which $165 million and $110 million was repledged, respectively.

Note 4 - Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at December 31 were as follows:

	As of December 31
(Dollars in millions)	2010	2009
Trading Assets
U.S. Treasury securities	$187	$499
Federal agency securities	361	474
U.S. states and political subdivisions	123	59
RMBS - agency	301	94
MBS - private	15	6
CDO securities	55	175
ABS	59	51
Corporate and other debt securities	743	466
CP	14	1
Equity securities	221	256
Derivative contracts	2,743	2,610
Trading loans	1,353	289

Total trading assets	$6,175	$4,980

Trading Liabilities
U.S. Treasury securities	$439	$190
Federal agency securities	-	3
Corporate and other debt securities	398	144
Equity securities	-	8
Derivative contracts	1,841	1,844

Total trading liabilities	$2,678	$2,189

See Note 21, “Contingencies,” to the Consolidated Financial Statements for information concerning ARS added to trading assets in 2008 as well as the current position in those assets at December 31, 2010.

Trading instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements through its broker/dealer subsidiary. The Company utilized trading instruments for balance sheet management purposes and manages the potential market volatility of these instruments with appropriate duration and/or hedging strategies. The size, volume and nature of the trading instruments can vary based on economic and Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company has policies and procedures to manage market risk associated with these client trading activities, and will assume a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $823 million of certain trading assets and cash equivalents to secure $793 million of repurchase agreements as of December 31, 2010.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 5 - Securities Available for Sale

Securities AFS at December 31 were as follows:

	December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
RMBS - agency	14,014	372	28	14,358
RMBS - private	378	3	34	347
CDO securities	50	-	-	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	-	1,973	-	1,973
Other equity securities[1]	886	1	-	887

Total securities AFS	$24,484	$2,534	$123	$26,895

	December 31, 2009
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206	$1	$30	$5,177
Federal agency securities	2,733	13	9	2,737
U.S. states and political subdivisions	928	28	11	945
RMBS - agency	15,705	273	62	15,916
RMBS - private	472	1	95	378
ABS	310	10	5	315
Corporate and other debt securities	505	10	3	512
Coke common stock	-	1,710	-	1,710
Other equity securities[1]	786	1	-	787

Total securities AFS	$26,645	$2,047	$215	$28,477

1At

December 31, 2010, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $197 million in mutual fund investments (par value). At December 31, 2009, other equity securities included $343 million in FHLB of Cincinnati and FHLB of Atlanta stock (par value), $361 million in Federal Reserve Bank stock (par value), and $82 million in mutual fund investments (par value).

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $6.9 billion as of December 31, 2010. Further, under The Agreements, the Company has pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

The amortized cost and fair value of investments in debt securities at December 31, 2010 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$1	$3,390	$2,055	$-	$5,446
Federal agency securities	62	1,608	184	29	1,883
U.S. states and political subdivisions	114	290	63	98	565
RMBS - agency [1]	459	12,738	781	36	14,014
RMBS - private	35	188	155	-	378
CDO securities	-	50	-	-	50
ABS	290	504	4	-	798
Corporate and other debt securities	9	307	123	25	464

Total debt securities	$970	$19,075	$3,365	$188	$23,598

Fair Value
U.S. Treasury securities	$1	$3,505	$2,010	$-	$5,516
Federal agency securities	63	1,613	190	29	1,895
U.S. states and political subdivisions	116	303	64	96	579
RMBS - agency [1]	470	13,039	810	39	14,358
RMBS - private	32	175	140	-	347
CDO securities	-	50	-	-	50
ABS	297	508	3	-	808
Corporate and other debt securities	9	314	135	24	482

Total debt securities	$988	$19,507	$3,352	$188	$24,035

[1]	Distribution of maturities is based on the expected average life of the assets.

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Gross realized gains	$210	$152	$1,158
Gross realized losses	(17)	(34)	(1)
OTTI	(2)	(20)	(84)

Net securities gains	$191	$98	$1,073

Securities in a continuous unrealized loss position at December 31 were as follows:

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$2,010	$45	$-	$-	$2,010	$45
Federal agency securities	1,426	7	-	-	1,426	7
U.S. states and political subdivisions	45	1	35	2	80	3
RMBS - agency	3,497	28	-	-	3,497	28
RMBS - private	18	-	17	3	35	3
ABS	-	-	14	4	14	4
Corporate and other debt securities	-	-	3	1	3	1

Total temporarily impaired securities	6,996	81	69	10	7,065	91

Other-than-temporarily impaired securities [1]
RMBS - private	-	-	286	31	286	31
ABS	4	1	-	-	4	1

Total other-than-temporarily impaired securities	4	1	286	31	290	32

Total impaired securities	$7,000	$82	$355	$41	$7,355	$123

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$5,083	$30	$-	$-	$5,083	$30
Federal agency securities	1,341	9	-	-	1,341	9
U.S. states and political subdivisions	126	6	65	5	191	11
RMBS - agency	5,418	62	-	-	5,418	62
RMBS - private	14	4	7	-	21	4
ABS	11	-	16	5	27	5
Corporate and other debt securities	20	-	31	3	51	3

Total temporarily impaired securities	12,013	111	119	13	12,132	124

Other-than-temporarily impaired securities [1]
RMBS - private	1	1	304	90	305	91

Total impaired securities	$12,014	$112	$423	$103	$12,437	$215

[1]Includes	OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

The Company adopted the updated accounting guidance for determining OTTI on securities on April 1, 2009 and in conjunction therewith analyzed the securities for which it had previously recognized OTTI and recognized a cumulative effect adjustment representing the non-credit component of OTTI of $8 million, net of tax. The Company had previously recorded the non-credit component as impairment through earnings and therefore this amount was reclassified from retained earnings to AOCI. The beginning balance of $8 million, pre-tax, as of the effective date, represents the credit loss component which remained in retained earnings related to the securities for which a cumulative effect adjustment was recorded.

The Company held certain investment securities having unrealized loss positions. As of December 31, 2010, the Company did not intend to sell these securities nor was it more likely than not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in OCI. The unrealized OTTI loss relating to private RMBS as of December 31, 2010 includes purchased and retained interests from securitizations that have been other-than-temporarily impaired in prior periods. The unrealized OTTI loss relating to ABS is related to three securities within the portfolio that are home equity issuances and have also been other-than-temporarily impaired in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment. In addition, the expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

The Company recorded OTTI losses on securities AFS as follows:

	Year Ended December 31, 2010
(Dollars in millions)	RMBS - Private	Corporate Bonds
Total OTTI losses	$2	$-
Portion of losses recognized in OCI (before taxes)[1]	-	-

Net impairment losses recognized in earnings	$2	$-

	Year Ended December 31, 2009
(Dollars in millions)	RMBS - Private	Corporate Bonds
Total OTTI losses	$112	$1
Portion of losses recognized in OCI (before taxes)[1]	93	-

Net impairment losses recognized in earnings	$19	$1

[1]The

initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a rollforward of credit losses recognized in earnings for the year ended December 31, 2010 and the nine months ended December 31, 2009 related to securities for which some portion of the impairment was recorded in OCI:

(Dollars in millions)
Balance, as of April 1, 2009, effective date	$8
Additions:
OTTI credit losses on securities not previously impaired	18
Reductions:
Credit impaired securities sold, matured, or written off	(4)

Balance, as of December 31, 2009 [1]	$22

(Dollars in millions)
Balance, as of January 1, 2010	$22
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(2)

Balance, as of December 31, 2010 [2]	$20

[1]

During the nine month period from the effective date to December 31, 2009, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from these amounts.

[2]

During the year ended December 31, 2010, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from these amounts.

All AFS securities are reviewed quarterly for OTTI based on the analysis of underlying cash flows. The securities that gave rise to the credit impairment recognized during the year ended December 31, 2010 consisted of private RMBS with a fair market value of $1 million at December 31, 2010. The securities impacted by credit impairment during the year ended December 31, 2009, were primarily private RMBS with a fair value of approximately $311 million as of December 31, 2009. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security and also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the year ended December 31, 2010 and 2009, all but an insignificant amount of credit-related OTTI recognized in earnings on private RMBS have underlying collateral of loans originated in 2006 and 2007, the majority of which were originated by the Company and therefore have geographic concentrations in the Company’s primary footprint.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private RMBS for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Current default rate	2 - 7%	2 - 17%
Prepayment rate	14 - 22%	6 - 21%
Loss severity	37 - 46%	35 - 52%

As noted in the table, there has generally been an improvement or stabilization in all of the significant assumptions used to evaluate the private RMBS for credit impairment. In addition, the Company has not purchased new private RMBS in securities AFS during the year ended December 31, 2010, and continues to reduce existing exposure primarily through paydowns.

The Company held stock in the FHLB of Atlanta totaling $298 million at December 31, 2010 and $343 million of stock in the FHLB of Atlanta and the FHLB of Cincinnati at December 31, 2009. The Company accounts for the stock based on relevant accounting guidance, which requires the investment be carried at cost and be evaluated for impairment based on the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at December 31, 2010 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Note 6 - Loans

The composition of the Company’s loan portfolio at December 31, 2010 and 2009 is shown in the following table:

(Dollars in millions)	December 31, 2010	December 31, 2009
Commercial loans:
Commercial & industrial[1]	$44,753	$44,008
Commercial real estate	6,167	6,694
Commercial construction	2,568	4,984

Total commercial loans	53,488	55,686
Residential loans:
Residential mortgages - guaranteed	4,520	949
Residential mortgages - nonguaranteed[2]	23,959	25,847
Home equity products	16,751	17,783
Residential construction	1,291	1,909

Total residential loans	46,521	46,488
Consumer loans:
Guaranteed student loans	4,260	2,786
Other direct	1,722	1,484
Indirect	9,499	6,665
Credit cards	485	566

Total consumer loans	15,966	11,501

LHFI	$115,975	$113,675

LHFS	$3,501	$4,670

[1]Includes	$4 million and $12 million of loans previously acquired from GB&T and carried at fair value at
December	31, 2010 and 2009, respectively.

[2]Includes	$488 million and $437 million of loans carried at fair value at December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had pledged $50.2 billion of net eligible loan collateral to support $31.2 billion in available borrowing capacity at either the Federal Reserve discount window or the FHLB of Atlanta. Of the available borrowing capacity, $34 million of FHLB advances were outstanding and $6.1 billion of undrawn FHLB letters of credit were outstanding as of December 31, 2010.

During the years ended December 31, 2010 and 2009, the Company transferred $213 million and $307 million, respectively, in LHFS to LHFI. The loans transferred included $147 million and $272 million, respectively, in loans for which fair value had been elected. Loans for which fair value had been elected will continue to be reported at fair value while classified as LHFI. The remaining $66 million and $35 million, respectively, of transferred loans were valued at LOCOM. The value of these loans had been written down by $31 million and $9 million, respectively, prior to the transfer. The loans were transferred because they were deemed no longer marketable or the Company believed that retention of the loans provided a better risk-adjusted return.

During the years ended December 31, 2010 and 2009, the Company transferred $346 million and $125 million, respectively, in LHFI to LHFS. Included in such transfers for the year ended December 31, 2010 were $160 million of NPLs that were written down by $51 million upon the transfer and sold to third party investors.

The Company evaluates the credit quality of its loan portfolio based on internal credit risk ratings using numerous factors, including consumer credit risk scores, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. For commercial loans, the Company believes that credit ratings from NRSROs are a relevant credit quality

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

indicator. The Company assigns credit ratings to commercial borrowers in a manner generally consistent with NRSRO guidelines, except that the Company’s credit ratings also consider proprietary loss severity expectations in addition to borrower creditworthiness to derive a dual rating approach to risk of loss. An independent credit rating agency will rate a borrower with an elevated risk of default as noninvestment grade. There will be instances, however, where the Company rates the risk of loss for a loan to this type of borrower as investment grade due to a lower expected loss severity, which is influenced by collateral and other structural factors. Ratings are updated at least annually or more frequently if there is a material change in creditworthiness. For consumer and residential loans, the Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly.

LHFI by credit quality indicator are shown in the tables below:

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Credit rating:
Investment grade	$23,163	$22,879	$1,230	$2,017	$144	$199
Non-investment grade	21,590	21,129	4,937	4,677	2,424	4,785

Total	$44,753	$44,008	$6,167	$6,694	$2,568	$4,984

	Residential mortgages - nonguaranteed		Home equity products		Residential construction
	2010	2009	2010	2009	2010	2009
Current FICO score range:
700 and above	$15,920	$16,086	$11,673	$12,342	$828	$1,128
620 - 699	4,457	4,644	2,897	3,128	258	355
Below 620[1]	3,582	5,117	2,181	2,313	205	426

Total	$23,959	$25,847	$16,751	$17,783	$1,291	$1,909

	Consumer - other direct[2]		Consumer - indirect		Consumer - credit cards
	2010	2009	2010	2009	2010	2009
Current FICO score range:
700 and above	$973	$799	$6,780	$4,160	$258	$277
620 - 699	231	219	1,799	1,551	149	182
Below 620[1]	105	111	920	954	78	107

Total	$1,309	$1,129	$9,499	$6,665	$485	$566

[1]For	substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

[2]Excludes	$413 million and $355 million as of December 31, 2010 and 2009, respectively, of private-label student loans with third-party insurance.

The tables above exclude student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company tracks loan payment activity for the LHFI portfolio. The payment status for the LHFI portfolio at December 31, 2010 and 2009 is shown in the tables below:

	As of December 31, 2010
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$44,046	$111	$12	$584	$44,753
Commercial real estate	5,794	27	4	342	6,167
Commercial construction	1,595	11	1	961	2,568

Total commercial loans	51,435	149	17	1,887	53,488
Residential loans:
Residential mortgages - guaranteed	3,469	167	884	-	4,520
Residential mortgages - nonguaranteed[2]	21,916	456	44	1,543	23,959
Home equity products	16,162	234	-	355	16,751
Residential construction	953	42	6	290	1,291

Total residential loans	42,500	899	934	2,188	46,521
Consumer loans:
Guaranteed student loans	3,281	383	596	-	4,260
Other direct	1,692	15	5	10	1,722
Indirect	9,400	74	-	25	9,499
Credit cards	460	12	13	-	485

Total consumer loans	14,833	484	614	35	15,966

Total LHFI	$108,768	$1,532	$1,565	$4,110	$115,975

[1]	Includes $4 million in loans carried at fair value at December 31, 2010.
[2]	Includes $488 million in loans carried at fair value at December 31, 2010.
[3]	Total nonaccruing loans past due 90 days or more totaled $3.3 billion at December 31, 2010. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	As of December 31, 2009
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$43,092	$148	$36	$732	$44,008
Commercial real estate	6,423	71	9	191	6,694
Commercial construction	3,682	38	17	1,247	4,984

Total commercial loans	53,197	257	62	2,170	55,686
Residential loans:
Residential mortgages - guaranteed	949	-	-	-	949
Residential mortgages - nonguaranteed[2]	22,933	577	54	2,283	25,847
Home equity products	17,134	282	-	367	17,783
Residential construction	1,298	66	16	529	1,909

Total residential loans	42,314	925	70	3,179	46,488
Consumer loans:
Guaranteed student loans	2,185	236	365	-	2,786
Other direct	1,453	18	5	8	1,484
Indirect	6,522	98	-	45	6,665
Credit cards	528	19	19	-	566

Total consumer loans	10,688	371	389	53	11,501

Total LHFI	$106,199	$1,553	$521	$5,402	$113,675

[1]Includes	$12 million in loans carried at fair value at December 31, 2009.
[2]Includes	$437 million in loans carried at fair value at December 31, 2009.
[3]Total	nonaccruing loans past due 90 days or more totaled $4.3 billion at December 31, 2009. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Large commercial nonaccrual loans and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Included in the impaired loan balances below were $2.5 billion and $1.6 billion of accruing TDRs, of which 85% were current at both December 31, 2010 and 2009, respectively. See Note 1, “Significant Accounting Policies”, to the Consolidated Financial Statements for further information regarding the Company’s loan impairment policy.

	As of December 31, 2010
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$86	$67	$-
Commercial real estate	110	86	-
Commercial construction	67	52	-

Total commercial loans	263	205	-
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	123	96	18
Commercial real estate	103	81	19
Commercial construction	673	524	138

Total commercial loans	899	701	175
Residential loans:
Residential mortgages - nonguaranteed	2,785	2,467	309
Home equity products	503	503	93
Residential construction	226	196	26

Total residential loans	3,514	3,166	428
Consumer loans:
Other direct	11	11	2

Total impaired loans	$4,687	$4,083	$605

[1]Amortizedcost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2009
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$170	$153	$-
Commercial real estate	36	32	-
Commercial construction	92	82	-

Total commercial loans	298	267	-
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	214	191	56
Commercial real estate	74	67	11
Commercial construction	860	770	127

Total commercial loans	1,148	1,028	194
Residential loans:
Residential mortgages - nonguaranteed	2,075	1,991	272
Home equity products	287	287	48
Residential construction	180	174	23

Total residential loans	2,542	2,452	343
Consumer loans:
Other direct	6	6	1

Total impaired loans	$3,994	$3,753	$538

[1]Amortizedcost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

The tables above exclude student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss.

The average recorded investment in loans individually evaluated for impairment and restructured loans for the years ended December 31, 2010, 2009, and 2008 was $4.1 billion, $3.0 billion, and $1.0 billion, respectively.

Nonperforming assets at December 31, 2010 and 2009 are shown in the following table:

(Dollars in millions)	December 31, 2010	December 31, 2009
Nonperforming Assets
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial[1]	$584	$732
Commercial real estate	342	191
Commercial construction	961	1,247
Residential loans:
Residential mortgages - nonguaranteed[2]	1,543	2,283
Home equity products	355	367
Residential construction	290	529
Consumer loans:
Other direct	10	8
Indirect	25	45

Total nonaccrual/NPLs	4,110	5,402
OREO[3]	596	620
Other repossessed assets	52	79

Total nonperforming assets	$4,758	$6,101

[1]Includes$4 million and $12 million of loans carried at fair value at December 31, 2010 and 2009, respectively.
[2]Includes$24 million and $34 million of loans carried at fair value at December 31, 2010 and 2009, respectively.

[3]Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2010, 2009, and 2008, interest income recognized on nonaccrual loans (excluding consumer and mortgage, which are considered smaller balance pools of homogeneous loans) and accruing restructured loans totaled $113 million, $64 million, and $23 million, respectively. Of the total interest income recognized, cash basis interest income was $13 million, $12 million, and $11 million for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, the Company had $15 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR. At December 31, 2009, the Company had an insignificant amount of such commitments.

Note 7 - Allowance for Credit Losses

The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses for the years ended December 31 is summarized in the table below:

	For the Year Ended December 31,
(Dollars in millions)	2010	2009	2008
Balance at beginning of period	$3,235	$2,379	$1,290
Allowance recorded upon VIE consolidation	1	-	-
Allowance recorded upon GB&T acquisition	-	-	159
Provision for loan losses	2,708	4,007	2,474
Provision/(benefit) for unfunded commitments[1]	(57)	87	20
Loan charge-offs	(3,018)	(3,398)	(1,680)
Loan recoveries	163	160	116

Balance at end of period	$3,032	$3,235	$2,379

Components:
ALLL	$2,974	$3,120	$2,351
Unfunded commitments reserve[2]	58	115	28

Allowance for credit losses	$3,032	$3,235	$2,379

[1]Beginningin the fourth quarter of 2009, the Company recorded the provision/(benefit) for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision prior to the fourth quarter of 2009, the provision/(benefit) for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).

[2]Theunfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

As further discussed in Note 1, “Significant Accounting Policies,” the ALLL is composed of specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL at December 31, 2010 and December 31, 2009, respectively, is shown in the tables below:

	As of December 31, 2010
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
LHFI individually evaluated for impairment	$906	$175	$3,166	$428	$11	$2	$4,083	$605
LHFI collectively evaluated for impairment	52,578	1,128	42,867	1,070	15,955	171	111,400	2,369

Total LHFI evaluated for impairment	53,484	1,303	46,033	1,498	15,966	173	115,483	2,974
LHFI at fair value	4	-	488	-	-	-	492	-

Total LHFI	$53,488	$1,303	$46,521	$1,498	$15,966	$173	$115,975	$2,974

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2009
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
LHFI individually evaluated for impairment	$1,295	$194	$2,452	$343	$6	$1	$3,753	$538
LHFI collectively evaluated for impairment	54,379	1,159	43,599	1,249	11,495	174	109,473	2,582

Total LHFI evaluated for impairment	55,674	1,353	46,051	1,592	11,501	175	113,226	3,120
LHFI at fair value	12	-	437	-	-	-	449	-

Total LHFI	$55,686	$1,353	$46,488	$1,592	$11,501	$175	$113,675	$3,120

Note 8 - Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in millions)	Useful Life	2010	2009
Land	Indefinite	$353	$341
Buildings and improvements	2 - 40 years	1,008	974
Leasehold improvements	1 - 30 years	577	535
Furniture and equipment	1 - 20 years	1,385	1,312
Construction in progress		168	170

		3,491	3,332
Less accumulated depreciation and amortization		1,871	1,780

Total premises and equipment		$1,620	$1,552

During 2008, the Company completed sale/leaseback transactions, consisting of 152 branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $202 million in land and buildings with associated accumulated depreciation of $110 million. Net proceeds were $289 million, resulting in a gross gain, net of transaction costs, of $197 million. For the year ended December 31, 2008, the Company recognized $37 million of the gain immediately. The remaining $160 million in gains were deferred and are being recognized ratably over the expected term of the respective leases, predominantly 10 years, as an offset to net occupancy expense.

The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were not significant as of December 31, 2010 and 2009.

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2010 were as follows:

(Dollars in millions)	Operating Leases	Capital Leases
2011	$209	$2
2012	196	2
2013	183	2
2014	171	2
2015	156	2
Thereafter	561	9

Total minimum lease payments	$1,476	$19

Amounts representing interest		5

Present value of net minimum lease payments		$14

Net premises and equipment included $7 million and $8 million as of December 31, 2010 and 2009, respectively, related to capital leases. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $179 million for 2010 and $171 million for both 2009 and 2008. Depreciation/amortization expense for the years ended December 31, 2010, 2009, and 2008 totaled $177 million, $182 million, and $196 million, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9 - Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2009 and the first quarter of 2010, the Company’s reporting units were comprised of Retail, Commercial, CRE, Household Lending, CIB, W&IM, and Affordable Housing. Effective in the second quarter of 2010, the Company reorganized its management and segment reporting structure. See Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements for further discussion of the Company’s reorganization and segment changes. The change in segments impacted certain reporting units as follows:

•	The Retail reporting unit was renamed Branch Banking; however, the composition of the reporting unit did not change. Branch Banking is a component of the Retail Banking reportable segment.
•

Portions of the CIB reporting unit were transferred to the Commercial reporting unit, resulting in the allocation of approximately $43 million in goodwill from CIB to Commercial. As a result of the transfer, the Commercial reporting unit was renamed Diversified Commercial Banking.

As of December 31, 2010, the Company’s reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, CIB, and W&IM. The Company completed its 2010 annual impairment review of goodwill as of September 30, 2010. The estimated fair value of each reporting unit as of September 30, 2010 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill.

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

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	Retail & Commercial	Wholesale	CIB	Household Lending	Mortgage	W&IM	Total
Balance, January 1, 2009	$-	$-	$5,912	$523	$-	$-	$278	$331	$7,044
Intersegment transfers [1]	-	-	126	(523)	223	452	(278)	-	-
Goodwill impairment	-	-	(299)	-	-	(452)	-	-	(751)
Seix contingent consideration	-	-	-	-	-	-	-	13	13
Acquisition of Epic Advisors, Inc.	-	-	-	-	-	-	-	5	5
TBK contingent consideration	-	-	-	-	-	-	-	3	3
Inlign contingent consideration	-	-	-	-	-	-	-	2	2
Purchase price adjustments	-	-	-	-	-	-	-	1	1
Other	-	-	-	-	-	-	-	2	2

Balance, December 31, 2009	$-	$-	$5,739	$-	$223	$-	$-	$357	$6,319

Intersegment transfers [1]	4,854	928	(5,739)	-	(43)	-	-	-	-
Inlign contingent consideration	-	-	-	-	-	-	-	4	4

Balance, December 31, 2010	$4,854	$928	$-	$-	$180	$-	$-	$361	$6,323

[1]

Goodwill was reallocated among the reportable segments in 2010 and 2009 as a result of the corporate restructurings described in Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The changes in carrying amounts of other intangible assets for the years ended December 31, 2010 and 2009 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs LOCOM	MSRs Fair Value	Other	Total
Balance, January 1, 2009	$145	$810	$-	$80	$1,035
Designated at fair value (transfers from amortized cost)	-	(188)	188	-	-
Amortization	(41)	(217)	-	(15)	(273)
MSRs originated	-	-	682	-	682
MSRs impairment recovery	-	199	-	-	199
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	161	-	161
Other changes in fair value [2]	-	-	(95)	-	(95)
Other	-	-	-	2	2

Balance, December 31, 2009	$104	$604	$936	$67	$1,711

Designated at fair value (transfers from amortized cost)	-	(604)	604	-	-
Fair value change due to fair value election	-	-	145	-	145
Amortization	(37)	-	-	(13)	(50)
MSRs originated	-	-	289	-	289
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	(275)	-	(275)
Other changes in fair value [2]	-	-	(238)	-	(238)
Sale of MSRs	-	-	(22)	-	(22)
Other [3]	-	-	-	11	11

Balance, December 31, 2010	$67	$-	$1,439	$65	$1,571

[1]	Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.

[2]	Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

[3]	During 2010, the Company transferred $14.1 billion in money market funds to funds managed by Federated Investors, Inc. in exchange for cash consideration of $7 million and a revenue-sharing agreement.

Effective January 1, 2009, the Company elected to create a second class of MSRs that was reported at fair value and is being actively hedged as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements. The transfer of MSRs from LOCOM to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008. At December 31, 2009, MSRs associated with loans originated and sold prior to 2008 continued to be accounted for at LOCOM and managed through the Company’s overall asset/liability management process. Effective January 1, 2010, the Company elected to designate all remaining MSRs carried at LOCOM at fair value. Upon designating the remaining MSRs at fair value in January 2010, the Company recognized a cumulative effect increase to retained earnings, net of taxes, of $89 million.

The estimated amortization expense for intangible assets is as follows:

(Dollars in millions)	Core Deposit Intangibles	Other	Total
2011	$29	$14	$43
2012	21	13	34
2013	13	11	24
2014	4	9	13
2015	-	8	8
Thereafter	-	10	10

Total	$67	$65	$132

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 10 - Other Short-Term Borrowings

Other short-term borrowings as of December 31 include:

	2010		2009
(Dollars in millions)	Balance	Rates	Balance	Rates
Master notes	$1,355	.40%	$1,363	.75%
Dealer collateral	1,005	various	585	various
U.S. Treasury demand notes	124	-	62	-
Commercial paper	99	.51	-	-
Federal funds purchased maturing in over one day	75	.35	-	-
Other	32	various	52	various

Total other short-term borrowings	$2,690		$2,062

The average balances of other short-term borrowings for the years ended December 31, 2010, 2009 and 2008 were $3.0 billion, $2.7 billion, and $3.1 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2010, 2009 and 2008 were $4.9 billion, $5.8 billion, and $5.2 billion, respectively. As of December 31, 2010, the Company had collateral pledged to the Federal Reserve discount window to support $12.5 billion of available borrowing capacity.

Note 11 - Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets and related Variable Interest Entities

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Prior to January 1, 2010, interests that were held by the Company in transferred financial assets, excluding servicing and collateral management rights, were generally recorded as securities AFS or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and were subsequently remeasured at fair value. In accordance with the new accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of future transfers of assets that satisfy the conditions to be reported as a sale, the Company will derecognize the transferred assets and recognize at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS, as well as servicing rights retained and guarantee liabilities incurred. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements, for further discussion of the Company’s fair value methodologies.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $588 million, $707 million, and $307 million, including servicing rights, for the years ended December 31, 2010, 2009 and 2008, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income/(Loss). These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of December 31, 2010 and 2009, the fair value of securities received totaled $193 million and $217 million, respectively. At December 31, 2010, securities with a fair value of $175 million were valued using a third party pricing service. The remaining $18 million in securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at December 31, 2010 from the assumptions used to value the interests at December 31, 2009. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The Company evaluated these securitization transactions for consolidation under the newly adopted VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not retain power over the securitization as a result of these rights held by the master servicer; therefore, an analysis of the economics of the securitization is not necessary. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of January 1, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization entities. No events occurred during year ended December 31, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of December 31, 2010 and December 31, 2009 of the unconsolidated trusts in which the Company has a VI are $651 million and $780 million, respectively.

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Separately, the Company has accrued $81 million and $36 million as of December 31, 2010 and 2009, respectively, for expected losses related to certain of its representations and warranties made in connection with certain transfers of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

nonconforming loans. The Company estimates this liability based on the likelihood of receiving a repurchase request, the nature of any such requests, and current and estimated future defaults, among other factors. The Company did not repurchase a significant amount of these previously transferred loans during the years ended December 31, 2010, 2009, or 2008.

The transfer of loans to investors, whether through a whole loan sale or securitization transaction, exposes the Company to losses related to potential defects in the securitization process and breaches of representations and warranties made by the Company related to its compliance with underwriting and servicing guidelines and standards. As noted above, the Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards. These guidelines and standards cover all aspects of servicing including collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. Defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances or other mortgage loan related exposures, such as OREO. Beyond the repurchase loss contingencies discussed above and in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements, the Company is not aware any defects or breaches that have resulted in such contingent losses.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. During the year ended December 31, 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of $17 million. This write-off was the result of the deterioration in the performance of the loan pool to such an extent that the Company expected that it would no longer receive cash flows on the interest until the senior participation interest had been repaid in full. At December 31, 2009, the carrying value of the Company’s investment in the residual interest was zero; however, during 2010, the Company observed an improvement in the credit quality of the underlying loans as well as a continued build up of over collateralization in the transaction as all cash flows have been directed to repay the senior participation interest. As a result, during the year ended December 31, 2010, the Company marked up the value of the residual interest to its estimated market value of $13 million at December 31, 2010. The key assumptions and inputs used by the Company in valuing this retained interest at December 31, 2010, include the expected credit losses of 5%, prepayment speed of 20% and annual discount rate of 25%. Analyses of the impact on the fair values of two adverse changes from the key assumptions were performed as of December 31, 2010 and the resulting amounts were insignificant for each key assumption and in the aggregate.

In conjunction with the transfer of the loans, the Company provided commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $322 million at December 31, 2009. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $16 million on the facilities during the year ended December 31, 2009. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that is recorded on the Company’s Consolidated Balance Sheets. Upon funding the loan, the related contingent loss reserve was reclassified and prospectively evaluated as part of the ALLL. This event did not modify the Company’s sale accounting treatment or conclusion that it is not the primary beneficiary of these VIEs. In addition, no other events have occurred during the year ended December 31, 2010 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs. In February 2011, the Company exercised its clean up call rights on the structured participation and repurchased the remaining corporate loans. In conjunction with the clean up call, the outstanding amount of the liquidity facilities and the residual interest were paid off. The exercise of the clean up call was not material to the Company’s financial condition, results of operations, or cash flows.

The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs.

Beginning January 1, 2010, upon adoption of the new VIE consolidation guidance, the Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. Accordingly, on January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities, after the elimination of this senior interest. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included with long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At December 31, 2010, the Company’s Consolidated Balance Sheets reflected $316 million of loans held by the CLO and $290 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. At December 31, 2009, the carrying value of the Company’s investment in the preference shares was zero due to the significant deterioration in the performance of the collateral in those vehicles; however, during 2010, the Company observed an improvement in cash flow expectations as well as an overall steady recovery in liquidity and value in the broader CLO market. As a result, the Company was able to liquidate a number of its positions in these CLO preference shares during 2010 and received $15 million in proceeds upon sale of these positions; its remaining preference share exposure was valued at $2 million as of December 31, 2010. The Company recorded gains of $17 million for the year ended December 31, 2010, and losses of $6 million and $12 million for the years ended December 31, 2009 and 2008, respectively, from its CLO preference share exposure. Upon liquidation of the preference shares, the Company’s only remaining involvement with these VIEs was through its collateral management role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss). Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.1 billion and $2.0 billion, respectively, at December 31, 2010 and $2.3 billion and $2.2 billion, respectively, at December 31, 2009. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the year ended December 31, 2010 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.

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

During the year ended December 31, 2010, the Company determined that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated as prescribed by the newly issued VIE consolidation

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

guidance. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of $486 million, respectively, and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. In addition, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation. The impact on certain of the Company’s regulatory capital ratios as a result of consolidating the Student Loan entity was not significant. The Company will account for the assets and liabilities of the Student Loan entity in subsequent periods on a cost basis. At December 31, 2010, the Company’s Consolidated Balance Sheets reflected $458 million of loans held by the Student Loan entity and $474 million of debt issued by the Student Loan entity.

Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses occur on the SPE’s assets, the SPE has recourse to the federal government as the guarantor up to a maximum guarantee amount of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the SPE may require the Company to repurchase the loan from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been cured or reimbursement has been provided to the Company by the subservicer. The Company is not obligated to provide any noncontractual support to this entity, nor has it to date provided any such support to this entity.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005, with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition of assets from Three Pillars and the ARS transactions discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements. During 2009, the Company sold its senior interest related to the acquisition of assets from Three Pillars; however, the Company continues to hold senior interests related to the ARS purchases. The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. The Company did not significantly modify the assumptions used to value the retained interest at December 31, 2010 from the assumptions used to value the interest at December 31, 2009. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change without the securities incurring a loss. In addition, while all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 23 years on a weighted average basis. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 14% to 16% over LIBOR. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumption were performed. At both December 31, 2010 and 2009, a 20% adverse change in the assumed discount rate resulted in declines of $5 million in the fair value of these securities.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at December 31, 2010 and 2009 was limited to (i) the current senior interests held in trading securities, which had a fair value of $25 million and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which had a total fair value of $4 million as of December 31, 2010. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion as of both December 31, 2010 and December 31, 2009. The Company determined that it was not the primary beneficiary of any of these VIEs under the new VIE consolidation guidance, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the year ended December 31, 2010 that changed either the Company’s sale accounting or conclusions that it is not the primary beneficiary of these VIEs.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the years ended December 31, 2010, 2009 and 2008. Cash flows and fees received from consolidated VIEs were excluded from the tables as of the date the VIE was consolidated.

	Year Ended December 31, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$ 66	$ 4	$ 8	$ 2	$ 80
Servicing or management fees	4	12	1	-	17

	Year Ended December 31, 2009
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$ 94	$ 2	$ 7	$ 3	$ 106
Servicing or management fees	5	11	1	-	17

	Year Ended December 31, 2008
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$ 86	$ 24	$ 8	$ 4	$ 122
Servicing or management fees	6	14	1	-	21

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of December 31, 2010 and 2009, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for years ended December 31, 2010 and 2009 are as follows:

	Principal Balance		Past Due[1]		Net Charge-offs
(Dollars in millions)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	For the Years Ended December 31,
					2010	2009
Type of loan:
Commercial	$53,488	$55,686	$1,904	$2,232	$988	$1,348
Residential	46,521	46,488	3,122	4,228	1,716	1,690
Consumer	15,966	11,501	649	442	151	200

Total loan portfolio	115,975	113,675	5,675	6,902	2,855	3,238
Managed securitized loans
Commercial	2,244	3,460	44	64	22	28
Residential	1,245	1,482	96	123	46	44
Consumer	-	506	-	25	-	-

Total managed loans	$119,464	$119,123	$5,815	$7,114	$2,923	$3,310

[1]Included	$0 and $979 million of consolidated residential loans eligible for repurchase from GNMA and classified as held for sale at December 31, 2010 and December 31, 2009, respectively.

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac, and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $119.2 billion and $127.8 billion at December 31, 2010 and 2009, respectively. Related servicing fees received by the Company during 2010, 2009 and 2008 were $369 million, $333 million and $294 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

servicing assets capitalized by the Company. Previously, the Company maintained two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which were reported at fair value, and MSRs related to loans sold before January 1, 2008, which were reported at LOCOM. Beginning January 1, 2010, the Company elected to account for all MSRs at fair value. See Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for the rollforward of MSRs. As of December 31, 2009, the Company had established an MSR valuation allowance of $7 million. No permanent impairment losses were recorded against the allowance for MSRs carried at amortized cost during the year ended December 31, 2009.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2010, 2009 and 2008 was $399 million, $354 million, and $354 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income/(Loss).

As of December 31, 2010, 2009, and 2008 the total unpaid principal balance of mortgage loans serviced was $167.2 billion, $178.9 billion, and $162.0 billion, respectively. Included in these amounts were $134.1 billion, $146.7 billion, and $130.5 billion as of December 31, 2010, 2009, and 2008, respectively, of loans serviced for third parties. During the year ended December 31, 2010, the Company sold MSRs on residential loans with an unpaid principal balance of $7.0 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income/(loss).

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of December 31, 2010 and 2009, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31, 2010	December 31, 2009
(Dollars in millions)	Fair Value	Fair Value	LOCOM
Fair value of retained MSRs	$1,439	$936	$749
Prepayment rate assumption (annual)	12%	10%	17%
Decline in fair value from 10% adverse change	$50	$30	$30
Decline in fair value from 20% adverse change	95	58	58
Discount rate (annual)	12%	10%	12%
Decline in fair value from 10% adverse change	$68	$39	$27
Decline in fair value from 20% adverse change	130	75	51
Weighted-average life (in years)	6.2	7.5	4.8
Weighted-average coupon	5.4%	5.2%	6.1%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 17, “Derivative Financial Instruments,” for further information regarding these hedging transactions.

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

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. Previously, Three Pillars had issued a subordinated note to a third party, which would have absorbed the first dollar of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

loss in the event of nonpayment of any of Three Pillars’ assets. The outstanding and committed amounts of the subordinated note were $20 million at December 31, 2009 and no losses had been incurred through December 31, 2009. In January 2010, Three Pillars repaid and extinguished the subordinated note in full. In accordance with the provisions of the new VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. No losses on any of Three Pillars’ assets were incurred during the year ended December 31, 2010.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $68 million, $59 million, and $48 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company’s Consolidated Balance Sheets reflected $2.4 billion of secured loans held by Three Pillars, which are included within commercial loans, and $99 million of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in a transition adjustment of less than $1 million, which is presented within “Adoption of VIE consolidation guidance” on the Company’s Consolidated Statements of Shareholders’ Equity.

Funding commitments extended by Three Pillars to its customers totaled $4.1 billion at December 31, 2010, the majority of which renew annually. At December 31, 2009, Three Pillars had $1.8 billion of assets not included on the Company’s Consolidated Balance Sheet and funding commitments and outstanding receivables totaled $3.7 billion and $1.7 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 48% and 14%, respectively, of the outstanding commitments, as of December 31, 2010, compared to 50% and 18%, respectively, as of December 31, 2009. Total assets supporting outstanding commitments have a weighted average life of 2.3 years and 1.7 years at December 31, 2010 and 2009, respectively.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the years ended December 31, 2010, 2009 and 2008, there were no write-downs of Three Pillars’ assets.

At December 31, 2010, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 2 days and maturities through January 28, 2011. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments would be eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $4.2 billion as of December 31, 2010, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. Prior to consolidation, the Company had $3.8 billion and $371 million, respectively, of liquidity facilities and other credit enhancements outstanding as of December 31, 2009. The Company did not recognize any liability on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of December 31, 2010 or December 31, 2009, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these commitments during the years ended December 31, 2010, 2009 and 2008.

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business. The Company had unwound prior transactions during 2009, such that no such transactions were outstanding at December 31, 2009. However, during 2010, the Company began to execute new TRS transactions.

Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. Although the Company has always caused the VIEs to purchase a reference asset in response to the addition of a reference asset by its third party clients, there is no legal obligation between the Company and its third party clients for the Company to cause the VIEs to purchase the assets.

The Company considered the new VIE consolidation guidance, which requires an evaluation of the substantive contractual and non-contractual aspects of transactions involving VIEs, for VIEs established subsequent to January 1, 2010. The Company and its third party clients are the only VI holders. As such, the Company evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. The purpose and design of a VIE are key components of a consolidation analysis and any power should be analyzed based on the substance of that power relative to the purpose and design of the VIE. The VIEs were designed for the benefit of the third parties and would not exist if the Company did not enter into the TRS contracts with the third parties. The activities of the VIEs are restricted to buying and selling reference assets with respect to the TRS contracts entered into between the Company and its third party clients and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. The TRS contracts between the Company and its third party clients have a substantive effect on the design of the overall transaction and the VIEs. Based on its evaluation, the Company has determined that it is not the primary beneficiary of the VIEs, as the design of the TRS business results in the Company having no substantive power to direct the significant activities of the VIEs.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2010, the Company had $972 million in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $969 million at December 31, 2010 and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At December 31, 2010, the fair values of these TRS derivative assets and derivative liabilities were $34 million and $32 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support that it was not contractually obligated to for the year ended December 31, 2010. For additional information on the Company’s TRS with these VIEs, see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

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

For some partnerships, the Company operates strictly as a general partner and, as such, has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of and the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of December 31, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $8 million and $14 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million and $3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of December 31, 2010 and December 31, 2009. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2010 and 2009, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009. These limited partner interests had carrying values of $202 million and $218 million at December 31, 2010 and December 31, 2009, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $458 million and $468 million at December 31, 2010 and December 31, 2009, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $222 million and $219 million of loans issued by the Company to the limited partnerships at December 31, 2010 and December 31, 2009, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of December 31, 2010 and December 31, 2009, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $394 million and $425 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $123 million and $209 million, respectively. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for further discussion on the impact of impairment charges on affordable housing partnership investments recorded during the years ended December 31, 2010 and December 31, 2009.

Registered and Unregistered Funds Advised by RidgeWorth

RidgeWorth, a registered investment advisor and majority owned subsidiary of the Company, serves as the investment advisor for various private placement, common and collective funds, and registered mutual funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are voting interest entities or VIEs, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. In February 2010, the FASB issued guidance that defers the application of the new VIE consolidation guidance for investment funds meeting certain criteria. All of the registered and unregistered Funds advised by RidgeWorth meet the scope exception criteria and thus are not evaluated for consolidation under the new guidance. Accordingly, the Company continues to apply the consolidation guidance in effect prior to the issuance of the new guidance to interests in funds that qualify for the deferral. Further, funds that were determined to be VIEs under the previous accounting guidance and are still considered VIEs under the new accounting guidance are required to comply with the new disclosure requirements.

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of December 31, 2010 and December 31, 2009 were $1.9 billion and $3.3 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did elect to provide support to three funds during 2008. For additional information, see the Company’s 2009 Annual Report on Form 10-K. The Company did not provide any significant support, contractual or otherwise, to the Funds during the years ended December 31, 2010 and December 31, 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12 - Long-Term Debt and Contractual Commitments

Long-term debt at December 31 consisted of the following:

(Dollars in millions)	2010	2009
Parent Company Only
Senior
5.25% notes due 2012 [3]	$460	$453
Floating rate notes due 2012 based on one month LIBOR + .46% [4]	576	576
Floating rate notes due 2018 based on one month LIBOR + 1.75%	885	885
6.00% notes due 2017 [2]	451	485
Floating rate notes due 2019 based on three month LIBOR + .15%	51	51
6.00% notes due 2028	9	9
Other	2	-

Total senior debt - Parent	2,434	2,459

Subordinated
7.75% notes due 2010 [3]	-	305
6.00% notes due 2026	200	200

Total subordinated debt - Parent	200	505

Junior Subordinated
Floating rate notes due 2027 based on three month LIBOR + .67% [1]	350	350
Floating rate notes due 2027 based on three month LIBOR + .98% [1]	34	34
Floating rate notes due 2028 based on three month LIBOR + .65% [1,2]	244	250
Floating rate notes due 2032 based on three month LIBOR + 3.40% [1]	13	13
Floating rate notes due 2033 based on three month LIBOR + 3.10% [1]	2	2
Floating rate notes due 2034 based on three month LIBOR + 2.65% [1]	8	8
6.10% notes due 2036 [1,2]	907	907
5.588% notes due 2042 [1,2]	101	101
7.7875% notes due 2068 [1]	685	685

Total junior subordinated debt - Parent	2,344	2,350

Total Parent Company (excluding intercompany of $160 as of December 31, 2010 and 2009)	4,978	5,314

Subsidiaries
Senior
Floating rate notes due 2010 based on three month LIBOR + .65% [4]	-	750
3.00% notes due 2011 [2,4]	2,145	2,245
Floating rate euro notes due 2011 based on three month EURIBOR + .11% [2]	1,083	1,164
Floating rate sterling notes due 2012 based on GBP LIBOR + .12% [2]	462	623
Floating rate notes due 2012 based on three month LIBOR + .11% [2]	859	859
Floating rate notes due 2017 based on one month LIBOR + 1.75%	275	275
Floating rate notes due 2018 based on three month LIBOR + .14% [3]	290	-
Floating rate notes due 2020 based on three month LIBOR + .10%	105	-
Floating rate notes due 2023 based on three month LIBOR + .12%	116	-
Floating rate notes due 2037 based on three month LIBOR + .19%	230	-
Floating rate notes due 2037 based on three month LIBOR + .27%	23	-
Capital lease obligations	14	15
FHLB advances (0.00% - 8.79%) [2]	34	2,243
Direct finance lease obligations	250	251
Other	197	423

Total senior debt - subsidiaries	6,083	8,848

Subordinated
6.375% notes due 2011 [3]	863	887
5.00% notes due 2015 [2,3]	281	515
Floating rate notes due 2015 based on three month LIBOR + .30%	200	200
Floating rate notes due 2015 based on three month LIBOR + .29%	300	300
5.45% notes due 2017 [2,3]	231	450
5.20% notes due 2017 [2,3]	190	321
7.25% notes due 2018 [2,3]	348	388
5.40% notes due 2020 [2,3]	174	267

Total subordinated debt - subsidiaries	2,587	3,328

Total subsidiaries	8,670	12,176

Total long-term debt	$13,648	$17,490

[1]	Notes payable to trusts formed to issue Trust Preferred Securities totaled $2.4 billion and $2.4 billion at December 31, 2010 and 2009, respectively.
[2]

Debt was partially extinguished in 2010 and/or 2009 prior to the contractual repayment date. The Company recognized a net loss of $70 million and $39 million in 2010 and 2009, respectively, as a result of the prepayment.

[3]	Debt recorded at fair value.
[4]	Government guaranteed debt issued under the FDIC’s Temporary Liquidity Guarantee Program.

Maturities of long-term debt are: 2011 – $4,573 million; 2012 – $1,916 million; 2013 – $129 million; 2014 – $17 million; 2015 – $797 million; and thereafter – $6,216 million. Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries.

Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2010, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $2.4 billion and $2.4 billion as of December 31, 2010 and 2009, respectively, qualified as Tier 1 capital, and long-term debt of $1.8 billion and $2.8 billion as of December 31, 2010 and 2009, respectively, qualified as Tier 2 capital. As of December 31, 2010, the Company had collateral pledged to the FHLB of Atlanta to support $7.7 billion of available borrowing capacity.

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

During 2010, $2.2 billion in variable and fixed rate FHLB advances matured or were terminated by the Company. Additionally, during 2010, $888 million of fixed rate senior notes matured or were terminated by the Company and $300 million of subordinated fixed rate debt carried at fair value matured. Also during the year, the Company issued a new FHLB advance of $500 million that was to mature during the first quarter of 2011 which was terminated before December 31, 2010.

Additionally, the Company executed a cash tender offer to purchase $750 million aggregate principal amount of outstanding subordinated debt securities carried at fair value that were to mature between 2015 and 2020. Following the tender offer, the Company repurchased an additional $99 million of these subordinated debt securities in the secondary market.

During 2010, the Company consolidated the balance sheets of a Student Loan entity and a CLO including senior variable rate debt of $474 million and $290 million, respectively. Of the $764 million long-term debt related to these consolidated VIEs, the CLO’s $290 million is carried at fair value as of December 31, 2010. See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities” to the Consolidated Financial Statements for discussion related to the consolidation.

In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2010, the Company had the following in unconditional obligations:

	As of December 31, 2010
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$209	$379	$327	$561	$1,476
Capital lease obligations [1]	2	2	3	7	14
Purchase obligations [2]	143	372	226	304	1,045

Total	$354	$753	$556	$872	$2,535

[1]	Amounts do not include accrued interest.
[2]	Includes contracts with a minimum annual payment of $5 million.

Note 13 - Net Income/(Loss) Per Share

Equivalent shares of 31 million, 32 million, and 34 million related to common stock options and common stock warrants outstanding as of December 31, 2010, 2009 and 2008, respectively, were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive. For the year ended December 31, 2008, dilutive equivalent shares were included in the EPS calculation.

A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the years ended December 31, 2010, 2009 and 2008 is included below. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(In millions, except per share data)	2010	2009	2008
Net income/(loss)	$189	($1,564)	$796
Series A preferred dividends	(7)	(14)	(22)
U.S. Treasury preferred dividends and accretion of discount	(267)	(266)	(27)
Gain on repurchase of Series A preferred stock	-	94	-
Dividends and undistributed earnings allocated to unvested shares	(2)	17	(6)

Net income/(loss) available to common shareholders	($87)	($1,733)	$741

Average basic common shares	495	435	349
Effect of dilutive securities:
Stock options	1	-	-
Restricted stock	3	2	1

Average diluted common shares	499	437	350

Net income/(loss) per average common share – diluted	($0.18)	($3.98)	$2.12

Net income/(loss) per average common share – basic	($0.18)	($3.98)	$2.12

Note 14 - Capital

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

•

The common stock offerings that the Company completed in conjunction with the capital plan added 142 million in new common shares and resulted in $1.8 billion in additional Tier 1 common equity, net of issuance costs.

•

Also as part of the capital plan, the Company initiated a cash tender offer to repurchase a defined maximum amount of its outstanding Series A preferred stock. 3,142 shares of the Company’s Series A preferred stock were repurchased, resulting in a decrease in preferred stock of $314 million. An after-tax gain of $89 million was included in net income/(loss) available to common shareholders and an increase of $91 million was realized in Tier 1 common equity. In addition, the Company also repurchased $375 million of its 5.588% Parent Company junior subordinated notes due 2042, and $61 million of its 6.10% Parent Company junior subordinated notes due 2036. These transactions resulted in a net after-tax loss of $44 million, as a result of a $165 million after-tax loss related to the extinguishment of the preferred stock forward sale agreement associated with the repurchase of the 5.588% Parent Company junior subordinated notes, and a $121 million after-tax gain from the repurchase of the Parent Company junior subordinated notes. The aggregate impact of the debt repurchases was a $121 million increase to Tier 1 common equity.

•	Another element of the capital plan involved the sale of Visa Class B shares resulting in an increase in Tier 1 common equity of $70 million, net of tax.

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

	As of December 31
	2010		2009
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$10,737	8.08%	$10,692	7.67%
Tier 1 capital	18,156	13.67	18,069	12.96
Total capital	21,967	16.54	22,895	16.43
Tier 1 leverage		10.94		10.90
SunTrust Bank
Tier 1 capital	$13,120	10.05%	$ 11,973	8.76%
Total capital	16,424	12.58	16,377	11.98
Tier 1 leverage		8.33		7.51

Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

dividends to the Parent Company under these regulations at December 31, 2010 and 2009. The Company also has cash reserves required by the Federal Reserve. As of December 31, 2010 and 2009, these reserve requirements totaled $1.4 billion and $1.1 billion, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Preferred Stock

	As of December 31
(Dollars in millions)	2010	2009
Series A (1,725 shares outstanding)	$172	$172
Series C (35,000 shares outstanding)	3,442	3,424
Series D (13,500 shares outstanding)	1,328	1,321

	$4,942	$4,917

On September 12, 2006, the Company issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Company is authorized to issue 50,000 shares. The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53%, or 4.00%. Dividends on the shares are non-cumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends. As such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. On or after September 15, 2011, the Series A Preferred Stock will be redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

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

Cumulative dividends on the Series C Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Board. The Series C Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series C Preferred Stock generally is non-voting.

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

On December 31, 2008, as part of the CPP established by the U.S. Treasury under the EESA, the Company entered into a Purchase Agreement with the U.S. Treasury dated December 31, 2008 pursuant to which the Company issued and sold to the U.S. Treasury 13,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $100,000 per share (the “Series D Preferred Stock”), and a ten-year warrant to purchase up to 6,008,902 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $33.70 per share, for an aggregate purchase price of $1.4 billion in cash.

Cumulative dividends on the Series D Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Board. The

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Series D Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series D Preferred Stock generally is non-voting.

The Company may redeem the Series D Preferred Stock at par on or after March 15, 2012, but only after it has redeemed the Series C Preferred Stock. Prior to such time, the Company may redeem the Series D Preferred Stock at par if the Company has redeemed all of the Series C Preferred Stock, the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined in the Company’s articles of incorporation and in the purchase agreement, in excess of $338 million, and the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Federal Reserve.

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

Upon issuance, the fair values of the Series C and Series D Preferred Stock and the associated warrants were computed as if the instruments were issued on a stand-alone basis. The fair values of the Series C and Series D Preferred Stock were estimated based on observable trading levels of similar securities, resulting in a combined stand-alone fair value estimate of approximately $3.9 billion. The Company used an options pricing model (Bjerksund-Stensland) to estimate the fair value of the warrants as of the two issuance dates, resulting in a combined stand-alone fair value at each respective issuance date of approximately $110 million. The most significant and unobservable assumption in this valuation was volatility. The Company evaluated current listed market activity for its options, which is approximately two years, and historical data in arriving at an estimate of ten year volatility that the Company believed would be similar to an approach used by market participants. The individual fair values were then used to record the Series C and Series D Preferred Stock and associated warrants on a relative fair value basis, with the warrants being recorded in additional paid in capital as permanent equity and the Series C and Series D Preferred Stock being recorded at a discount of approximately $132 million. Accretion of the discount associated with the Series C and Series D Preferred Stock is recognized as an increase to preferred stock dividends in determining net income/(loss) available to common shareholders. The discount is being amortized over a five-year period from each respective issuance date using the effective yield method and totaled $25 million, $23 million and $4 million during 2010, 2009 and 2008, respectively.

The Company is subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the U.S. Treasury’s CPP. Prior to November 14, 2011, unless the Company has redeemed the Series C and Series D Preferred Stock or the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. Prior to December 31, 2011, unless the Company has redeemed the Series D Preferred Stock or the U.S. Treasury has transferred the Series D Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, if the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP, then the anti-dilution warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to the 2008 10-K.

During the years ended December 31, 2010, 2009 and 2008, SunTrust paid cash dividends on perpetual preferred stock totaling $239 million, $246 million and $37 million, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 15 - Income Taxes

The components of income tax expense/(benefit) included in the Consolidated Statements of Income/(Loss) were as follows:

(Dollars in millions)	Year ended December 31
Current income tax expense/(benefit)	2010	2009	2008
Federal	$-	($7)	$141
State	(14)	3	13

Total	($14)	($4)	$154

Deferred income tax expense/(benefit)
Federal	($177)	($798)	($94)
State	6	(96)	(127)

Total	(171)	(894)	(221)

Total income tax benefit	($185)	($898)	($67)

The Company’s income from international operations was not significant. Additionally, the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI are also recorded in AOCI and had no effect on income tax expense/(benefit) (see Note 23, “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements).

A reconciliation of the expected income tax expense/(benefit) at the statutory federal income tax rate of 35% to the Company’s actual income tax expense/(benefit) and the effective tax rate for the past three years is as follows:

	Years ended December 31
	2010			2009			2008

(Dollars in millions)	Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income
Income tax expense/(benefit) at federal statutory rate	$1	35.0%		($861)	(35.0	) %	$255	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(74)	(1,927.2)		(79)	(3.2)		(75)	(10.2)
Dividends received deduction	(13)	(337.7)		(12)	(0.5)		(14)	(1.9)
Charitable contribution	-	-		-	-		(64)	(8.8)
Income tax credits, net	(88)	(2,313.4)		(80)	(3.2)		(75)	(10.3)
State income taxes, net	12	320.1		(48)	(2.0)		(60)	(8.2)
Completion of audit examinations by taxing authorities	(20)	(524.7)		(55)	(2.2)		(14)	(1.9)
Goodwill impairment	-	-		237	9.6		-	-
Other	(3)	(82.4)		-	-		(20)	(2.9)

Total income tax benefit and rate	($185)	(4,830.3	) %	($898)	(36.5	) %	($67)	(9.2	) %

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred income tax liabilities and assets result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Deferred income tax liabilities and assets are recorded net in other liabilities in the Consolidated Balance Sheets. The significant components of the net deferred tax asset and liability at December 31 were as follows:

	December 31
(Dollars in millions)	2010	2009
Deferred Tax Assets
Allowance for loan losses	$1,092	$1,181
Accrued expenses	378	402
Other real estate owned	97	62
Loans	102	57
State net operating losses and other carryforwards (net of federal benefit)	132	115
Federal net operating loss and other carryforwards	280	522
Securities	33	14
Other	152	146

Gross deferred tax asset	$2,266	$2,499

Deferred Tax Liabilities
Net unrealized gains in AOCI	$915	$590
Leasing	701	720
Employee benefits	88	139
MSRs	610	496
Mark to market	269	320
Intangible assets	97	50
Fixed assets	155	86
Other	80	96

Gross deferred tax liability	2,915	2,497

Net deferred tax asset/(liability)	($649)	$2

The deferred tax assets include a federal NOL and other federal carryforwards of $280 million and $522 million as of December 31, 2010 and 2009, respectively. The decrease was primarily attributable to the carryback of the 2009 federal NOL. No valuation allowance is necessary on the federal deferred tax assets. The federal NOL and the majority of the federal carryforwards will expire, if not utilized, by 2030. The deferred tax assets include state NOL and other state carryforwards of $132 million (net of a valuation allowance of $50 million) for 2010 and $115 million (net of a valuation allowance of $44 million) for 2009. The state carryforwards expire, if not utilized, in varying amounts from 2011 to 2030.

As of December 31, 2010, the Company’s gross cumulative UTBs amounted to $102 million, of which $69 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2009, the Company’s gross cumulative UTBs amounted to $161 million. The reduction in UTBs was primarily attributable to the settlement of examinations by certain taxing authorities and the related payments and reversal of the liability. Additionally, the Company has a gross liability of $21 million and $39 million for interest related to its UTBs as of December 31, 2010 and 2009, respectively. Interest recognized related to UTBs was income of $10 million and $18 million for the years ended December 31, 2010 and 2009, respectively. The Company continually evaluates the UTBs associated with its uncertain tax positions. The Company does not have any positions for which it is reasonably possible that the total amount of UTBs will significantly increase or decrease during the next 12 months.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of December 31, 2010, the Company’s federal returns through 2006 have been examined by the IRS. All issues have been resolved for tax years through 2004 and only one issue remains in dispute for tax years 2005 and 2006. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table provides a rollforward of the Company’s UTBs from January 1 to December 31:

	Federal and State UTBs
	2010	2009
(Dollars in millions)
Balance at January 1	$161	$301
Increases in UTBs related to prior years	26	8
Decreases in UTBs related to prior years	(16)	-
Increases in UTBs related to the current year	6	-
Decreases in UTBs related to settlements	(57)	(146)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(18)	(3)
Increases in UTBs related to acquired entities in prior years, offset to goodwill	-	1

Balance at December 31	$102	$161

Note 16 - Employee Benefit Plans

The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash, and salary shares. Prior to 2008, some LTIs were delivered through the PUP, a cash basis LTI plan with a three year time horizon. Effective January 1, 2008, the PUP was terminated, and outstanding performance units under the PUP were replaced with a one-time grant of restricted stock. The LTI cash plan became effective in 2008, and awards under the LTI cash plan cliff vest over a period of three years from the date of the award and are paid in cash. MIP is the Company’s short-term cash incentive plan for key employees that provides for potential annual cash awards based on the attainment of the Company’s earnings and/or the achievement of business unit and individual performance objectives. Compensation expense related to programs that have cash payouts for the years ended December 31, 2010, 2009 and 2008 totaled $77 million, $28 million and $48 million, respectively.

An important new compensation development that had the characteristics of both base salary and equity emerged as part of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. This compensation development became known as salary shares. Specifically, the Interim Rule prohibits the payment of short-term incentives (annual bonus) and stock options to the SEO and to the next 20 most highly compensated employees. Effective January 1, 2010, the Company chose to use the salary share concept because it is specifically authorized by EESA to address the constraints on the annual cash bonus and equity awards; and the Company believes it is necessary that it use this approach to remain competitive and to minimize the risk of talent flight to other companies with which it competes. Specifically, the Company will pay additional base salary amounts in the form of stock (salary shares) to the SEO and other employees who are among the next 20 most highly-compensated employees. The Company will do this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units will not include any rights to receive dividends or dividend equivalents. As required by EESA, each salary share will be non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units will be settled in cash; one half on March 31, 2011 and one half on March 31, 2012, unless settled earlier due to the executive’s death. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of December 31, 2010, the accrual related to salary shares was $10 million.

Stock Based Compensation

The Company provides stock-based awards through the SunTrust Banks Inc. 2009 Stock Plan under which the Compensation Committee of the Board of Directors (the “Committee”) has the authority to grant stock options and restricted stock, of which some may have performance features, to key employees of the Company. Under the 2009 Stock Plan, approximately 9 million shares of common stock is authorized and reserved for issuance, of which no more than 5 million shares may be issued as restricted stock or stock units. See the summary of stock option and restricted stock activity table for the shares available for additional grants. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest after three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The weighted average fair values of options granted during 2010, 2009 and 2008 were $12.78, $5.13 and $7.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Dividend yield	0.17%	4.16%	5.62%
Expected stock price volatility	56.09	83.17	25.73
Risk-free interest rate (weighted average)	2.80	1.94	2.63
Expected life of options	6 years	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock
	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation Grant Price	Weighted Average
(Dollars in millions, except per share data)
Balance, January 1, 2008	16,058,146	$17.06 - $85.06	$65.79	2,270,344	$91	$69.63
Granted	1,473,284	29.54 - 64.58	57.43	2,021,564	117	57.90
Exercised/vested	(514,149)	18.77 - 65.33	49.16	(213,431)	-	55.16
Cancelled/expired/forfeited	(1,476,358)	31.80 - 154.61	69.30	(275,065)	(18)	64.04
Amortization of restricted stock compensation	-	-	-	-	(77)	-
Acquisition of GB&T	100,949	46.39 - 154.61	76.82	-	-	-

Balance, December 31, 2008	15,641,872	17.06 - 150.45	65.29	3,803,412	113	64.61

Granted	3,803,796	9.06	9.06	2,565,648	28	10.40
Exercised/vested	-	-	-	(1,255,092)	-	64.79
Cancelled/expired/forfeited	(1,784,452)	9.06 - 149.81	65.39	(343,796)	(16)	46.59
Amortization of restricted stock compensation	-	-	-	-	(66)	-

Balance, December 31, 2009	17,661,216	9.06 - 150.45	53.17	4,770,172	59	37.02

Granted	1,192,974	22.69 - 27.79	23.64	1,355,075	33	24.01
Exercised/vested	-	-	-	(1,266,267)	-	67.27
Cancelled/expired/forfeited	(1,711,690)	9.06 - 140.14	52.62	(238,171)	(7)	29.22
Amortization of restricted stock compensation	-	-	-	-	(42)	-

Balance, December 31, 2010	17,142,500	$9.06 - $150.45	$51.17	4,620,809	$43	$25.32

Exercisable, December 31, 2010	11,232,650		$66.64

Available for Additional Grant, December 31, 2010 [1]	7,912,073

[1]	Includes 3,085,432 million shares available to be issued as restricted stock.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents information on stock options by ranges of exercise price at December 31, 2010:

(Dollars in millions, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable as of December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	5,455,421	$15.91	7.80	$81	492,271	$39.24	2.49	$2
$49.47 to 64.57	3,864,272	57.44	1.69	-	3,864,272	57.44	1.69	-
$64.58 to 150.45	7,822,807	72.66	3.97	-	6,876,107	73.77	3.54	-

	17,142,500	$51.17	4.68	$81	11,232,650	$66.64	2.86	$2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0, $0, and $5 million, respectively. Total fair value, measured as of the grant date, of restricted shares vested was $85 million, $81 million, and $12 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, there was $62 million and $78 million, respectively, of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock. The unrecognized stock compensation expense as of December 31, 2010 is expected to be recognized over a weighted average period of 1.9 years.

Stock-based compensation expense recognized in noninterest expense for the year ended December 31 was as follows:

(Dollars in millions)	2010	2009	2008
Stock-based compensation expense:
Stock options	$14	$12	$12
Restricted stock	42	66	77

Total stock-based compensation expense	$56	$78	$89

The recognized stock-based compensation tax benefit amounted to $21 million, $30 million and $34 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the SunTrust stock-based compensation awards, the Company has two subsidiaries which sponsor separate equity plans where subsidiary restricted stock or restricted membership interests are granted to key employees of the subsidiaries. These awards may be subject to one or more vesting criteria, including employment, performance or other conditions as established by the board of directors or manager of the subsidiary at the time of grant. Compensation cost for these restricted awards is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. As the equity of these subsidiaries does not trade in public markets, fair value at grant date is determined based on a current external valuation. Depending on the specific terms of the awards, unvested awards may or may not be entitled to receive dividends or distributions during the vesting period. The restricted stock awards and restricted membership interest awards are subject to certain fair value put and call provisions subsequent to vesting. Stock-based compensation expense recognized in noninterest expense for these subsidiary equity plans for the years ended December 31, 2010, 2009 and 2008 totaled $13 million, $1 million and $8 million, respectively. At the end of 2010, the vesting of some of these awards caused the Company to record noncontrolling interest.

Retirement Plans

Defined Contribution Plan

SunTrust maintains a qualified defined contribution plan that offers a dollar for dollar match on the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan. The plan was amended and restated in 2010 to reflect regulatory and plan design changes, including the addition of a vesting requirement and designated Roth

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

accounts. Compensation expense related to this plan for the years ended December 31, 2010, 2009 and 2008 totaled $74 million, $76 million and $80 million, respectively.

SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. Prior to January 1, 2010, in addition to the Deferred Compensation Plan, SunTrust maintained the SunTrust Banks, Inc. 401(k) Excess Plan. In accordance with the terms of the plan, effective January 1, 2008, the matching contribution to the 401(k) Excess Plan increased to be the same percentage of match as provided in the qualified 401(k) Plan, which is 100% of the first 5% of eligible pay that a participant, including an SEO, elects to defer to the applicable plan, subject to such limitations as may be imposed by the plans’ provisions and applicable laws and regulations. Effective January 1, 2010, the 401(k) Excess Plan was merged into the Deferred Compensation Plan. All future nonqualified plan deferrals and associated matching contributions will be made to the SunTrust Deferred Compensation Plan. Effective January 1, 2011, employees hired on or after January 1, 2011 will become vested in the Company’s 401(k) matching contributions and matching contributions under the Deferred Compensation Plan upon completion of two years of vesting service.

Noncontributory Pension Plans

SunTrust maintains a funded, noncontributory qualified retirement plan covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service. Effective January 1, 2008, retirement plan participants who were Company employees as of December 31, 2007 (“Affected Participants”) ceased to accrue additional benefits under the existing pension benefit formula after that date and all their accrued benefits were frozen. Beginning January 1, 2008, Affected Participants who have fewer than 20 years of service and future participants accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. The interest crediting rate applied to each Personal Pension Account was an annual effective rate of 4.49% for 2010. Affected Participants with 20 or more years of service as of December 31, 2007 were given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. Effective January 1, 2008, the vesting schedule was changed from a 5-year cliff to a 3-year cliff for participants employed by the Company on and after that date. SunTrust monitors the funded status of the plan closely and due to the current funded status, SunTrust did not make a contribution for the 2010 plan year.

On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Effective December 31, 2004, participants no longer earned future service in the NCF Retirement Plan (the qualified plan), and participants’ benefits were frozen with the exception of adjustments for pay increases after 2004. All former NCF employees who met the service requirements began to earn benefits in the SunTrust Retirement Plan effective January 1, 2005. On February 13, 2007, the NCF Retirement Plan was amended to completely freeze benefits for those Affected Participants who do not elect, or are not eligible to elect, the traditional pension benefit formula in the SunTrust Retirement Plan. The effective date for changes impacting the NCF Retirement Plan was January 1, 2008. Similar to the SunTrust Retirement Plan, due to the current funded status of the NCF Retirement Plan, SunTrust did not make a contribution for the 2010 plan year.

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

On February 13, 2007, the SERP was amended to reduce the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan. The effective date for changes impacting the SERP was January 1, 2008. After January 1, 2008, a new SERP cash balance formula was implemented for existing participants with no limit on pay for SERP Tier 2 participants and a minimum preserved benefit for SERP participants at December 31, 2007. On December 31, 2007, SunTrust also adopted an additional written amendment to the SunTrust Banks, Inc. ERISA Excess Plan. This amendment implemented changes to mirror the cash balance changes in the qualified Pension Plan, but with an earnings limit of two times the qualified plan’s eligible earnings.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2011, a separate retirement plan was created exclusively for inactive and retired employees (“SunTrust Banks, Inc. Retirement Plan for Inactive Participants”). Obligations and related plan assets were transferred from the SunTrust Banks, Inc. Retirement Plan to the new plan. Establishing a separate plan and trust fund for the assets used to pay benefits for retirees and inactive employees allows SunTrust to manage the assets for this plan more effectively.

The SunTrust Banks, Inc. Retirement Plan was also amended to include a lump sum option for any employee active on or after October 1, 2010. Other minor changes include a change in the death benefit payable based on a joint and 100% survivor annuity and a delay in accumulating benefits until date of participation for any employee hired on or after January 1, 2011.

On December 31, 2010, the Company adopted the SunTrust Banks, Inc. Restoration Plan (the “Restoration Plan”) effective January 1, 2011. Like the ERISA Excess Plan, the Restoration Plan is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees that are limited under provisions of the Internal Revenue Code which are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as the Personal Pension Account under the qualified retirement plan.

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

Assumptions

The SunTrust Benefits Plan Committee reviews and approves the assumptions for year-end measurement calculations. A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A series of benefit payments projected to be paid by the plan for the next 100 years is developed based on the most recent census data, plan provisions and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefits Plan Committee and updated every year for each plan. A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay. Due to current economic conditions and Company projections for wage growth, merit increases, and real inflation, base pay compensation growth assumptions of 3% and 3.5% will be used for the next two years (2011 – 2012) with the ultimate assumption returning to 4% in 2013. Total pay is assumed to increase 6% for 2011 and 2012 with the ultimate assumption returning to 4% in 2013.

Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on obligations generated within the Pension Plans in 2010 resulted primarily from lower discount rates.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The change in benefit obligations for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2010	2009	2010	2009
Benefit obligation, beginning of year	$2,008	$1,922	$179	$205
Service cost	69	64	-	-
Interest cost	129	119	10	11
Plan participants’ contributions	-	-	20	22
Actuarial (gain)/loss	209	19	7	(28)
Benefits paid	(95)	(116)	(30)	(34)
Less federal Medicare drug subsidy	-	-	3	3
Plan amendments	(59)	-	-	-

Benefit obligation, end of year	$2,261	$2,008	$189	$179

The accumulated benefit obligation for the Pension Benefits at December 31, 2010 and 2009 was $2.2 billion and $1.9 billion, respectively.

	Pension Benefits				Other Post- retirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2010		2009		2010	2009
Discount rate	5.67%		6.32%		5.10%	5.70%
Rate of compensation increase	4.00	[2]	4.00	[1]	N/A	N/A

1At	year-end 2009, all salaries were expected to increase by 2% for 2010, 3% for 2011, 3.5% for 2012, and 4% for 2013 and beyond.
2At

year-end 2010, all base salaries were expected to increase by 3% for 2011, 3.5% for 2012, and 4% for 2013 and beyond. Total pay is expected to increase by 6% for 2011, 6% for 2012 and 4% for 2013 and beyond.

The change in plan assets for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2010	2009	2010	2009
Fair value of plan assets, beginning of year	$2,334	$1,919	$161	$147
Actual return on plan assets	276	506	13	25
Employer contributions	7	25	1	1
Plan participants’ contributions	-	-	20	22
Benefits paid	(95)	(116)	(30)	(34)

Fair value of plan assets, end of year	$2,522	$2,334	$165	$161

Employer contributions indicated under pension benefits represent the benefits that were paid to nonqualified plan participants. SERPs are not funded through plan assets.

The fair value of plan assets is measured based on the fair value hierarchy which is discussed in detail in Note 20, “Fair Value Election and Measurement”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. Level 1 assets such as equity securities, mutual funds, and REITs are instruments that are traded in active markets and are valued based on identical instruments. Fixed income securities and common and collective trust funds are classified as level 2 assets because there is not an identical asset in the market upon which to base the valuation; however, there are no significant unobservable assumptions used to value level 2 instruments. The common and collective funds are valued each business day at its reported net asset value, as determined by the issuer, based on the underlying assets of the fund. Corporate and foreign bonds are valued based on quoted market prices obtained from external pricing sources where trading in an active market exists for level 2 assets. Level 3 assets primarily consist of private placement and noninvestment grade bonds.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Limited visible market activity exists for these instruments or similar instruments and therefore significant unobservable assumptions are used to value the securities. In 2009, private placements were classified as level 3 assets; however, at the end of 2010, these were transferred to level 2 assets due to improved market conditions.

The following tables sets forth by level, within the fair value hierarchy, plan assets related to Pension Benefits at fair value as of December 31, 2010 and 2009:

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010 using [1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36	$36	$-	$-
Mutual funds:
International diversified funds	376	376	-	-
Large cap funds	292	292	-	-
Small and mid cap funds	248	248	-	-
Equity securities:
Consumer	108	108	-	-
Energy and utilities	56	56	-	-
Financials	35	35	-	-
Healthcare	42	42	-	-
Industrials	69	69	-	-
Information technology	130	130	-	-
Materials	21	21	-	-
Exchange traded funds	128	128	-	-
Fixed income securities:
U.S. Treasuries	329	329	-	-
Corporate - investment grade	519	-	519	-
Foreign bonds	118	-	118	-
Other	1	-	-	1

	$2,508	$1,870	$637	$1

[1]	Schedule does not include accrued income amounting to less than 0.6% of total plan assets.

The following table sets forth a summary of changes in the fair value of level 3 plan assets for the year ended December 31, 2010:

(Dollars in millions)	Fixed Income Securities - Corporate Investment Grade	Fixed Income Securities - Corporate Non- investment Grade	Fixed Income Securities - Foreign Bonds	Other
Balance as of January 1, 2010	$82	$26	$38	$1
Purchases/(sales)	(1)	(26)	(18)	-
Realized gain/(loss)	6	4	4	-
Unrealized gain/(loss)	(2)	(4)	(2)	-
Transfers into/(out of) level 3	(85)	-	(22)	-

Balance as of December 31, 2010	$-	$-	$-	$1

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2009	Fair Value Measurements as of December 31, 2009 using [1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$55	$55	$-	$-
Mutual funds:
Fixed income funds	97	97	-	-
International diversified funds	357	357	-	-
Large cap funds	263	263	-	-
Small and mid cap funds	214	214	-	-
Equity securities:
Consumer	101	101	-	-
Energy and utilities	40	40	-	-
Financials	44	44	-	-
Healthcare	65	65	-	-
Industrials	51	51	-	-
Information technology	158	158	-	-
Materials	20	20	-	-
Exchange traded funds	98	98	-	-
Fixed income securities:
Corporate - investment grade	554	-	472	82
Corporate - non-investment grade	26	-	-	26
Foreign bonds	177	-	139	38
Other	1	-	-	1

	$2,321	$1,563	$611	$147

[1]	Schedule does not include accrued income amounting to less than 0.6% of total plan assets.

The following table sets forth a summary of changes in the fair value of level 3 plan assets for the year ended December 31, 2009:

(Dollars in millions)	Fixed Income Securities - Corporate Investment Grade	Fixed Income Securities - Corporate Non-investment	Fixed Income Securities - Foreign Bonds	Other
Balance as of January 1, 2009	$-	$-	$-	$-
Purchases/(sales)	69	21	21	-
Unrealized gain/(loss)	7	4	3	-
Transfers into level 3	6	1	14	1

Balance as of December 31, 2009	$82	$26	$38	$1

The following tables set forth by level, within the fair value hierarchy, plan assets related to Other Postretirement Benefits at fair value as of December 31, 2010 and 2009:

(Dollars in millions)		Fair Value Measurements as of December 31, 2010 [1]
	Assets Measured at Fair Value as of December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Large cap fund	$39	$39	$-	$-
Investment grade tax-exempt bond	24	24	-	-
International fund	7	7	-	-
Common and collective funds
SunTrust Reserve Fund	2	-	2	-
SunTrust Equity Fund	38	-	38	-
SunTrust Georgia Tax-Free Fund	26	-	26	-
SunTrust National Tax-Free Fund	17	-	17	-
SunTrust Aggregate Fixed Income Fund	7	-	7	-
SunTrust Short-Term Bond Fund	5	-	5	-

	$165	$70	$95	$-

[1]	Schedule does not include accrued income amounting to less than 0.1% of total plan assets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2009	Fair Value Measurements as of December 31, 2009 [1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Large cap fund	$37	$37	$-	$-
Investment grade tax-exempt bond	25	25	-	-
International fund	7	7	-	-
Common and collective funds
SunTrust Reserve Fund	2	-	2	-
SunTrust Equity Fund	33	-	33	-
SunTrust Georgia Tax-Free Fund	27	-	27	-
SunTrust National Tax-Free Fund	18	-	18	-
SunTrust Aggregate Fixed Income Fund	7	-	7	-
SunTrust Short-Term Bond Fund	5	-	5	-

	$161	$69	$92	$-

[1]	Schedule does not include accrued income amounting to less than 0.1% of total plan assets.

The investment strategies related to the mutual funds in the Other Postretirement Benefits plans are similar to those for the mutual funds in the Pension Benefits plans. The investment strategies related to the common and collective funds in the Other Postretirement Benefits plans is discussed below:

Common and collective fund strategies:

The primary objective of the SunTrust Reserve Fund is to provide a high level of current income that is consistent with the preservation of capital and liquidity by investing exclusively in investment grade fixed income securities. The net asset value of the Fund is determined on each business day (“valuation date”). There are currently no redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The primary objective of the SunTrust Equity Fund is to provide capital appreciation by investing in growth companies with leadership positions. The Fund invests primarily in a portfolio of diversified equities. The net asset value of the Fund is determined semi-monthly on the close of the 15th and last calendar day (“valuation date”). There are currently no redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The primary objective of the SunTrust Georgia Tax-Free Fund is to produce a high level of current income, which is exempt from U.S. income taxes and state taxes for Georgia residents. The fund primarily invests in high quality, fixed income obligations of the state, counties, cities, and political subdivisions of Georgia. Investments include intermediate-term and long-term maturities. The net asset value of the fund is determined semi-monthly on the close of the 15th and last calendar day (“valuation date”). There are currently no investment redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The primary objective of the SunTrust National Tax-Free Fund is to produce a high level of income, which is exempt from U.S. income taxes. The Fund primarily invests in high-quality bond securities from municipalities throughout the U.S. The net asset value of the fund is determined semi-monthly on the close of the 15th and last calendar day (“valuation date”). There are currently no investment redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The primary objective of the SunTrust Aggregate Fixed Income Fund is to provide a high level of total return through current income and capital appreciation by investing primarily in investment grade fixed income securities. The net asset value of the Fund is determined semi-monthly on the close of the 15th and last calendar day (“valuation date”).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

There are currently no redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The primary objective of the Short-Term Bond Fund is to provide a high level of total return through current income and capital preservation primarily through the investment in short to intermediate term investment grade fixed income securities. The Fund invests in U.S. Treasury notes and federal agency bonds, quality corporate issues, foreign bonds, and ABS. The net asset value of the Fund is determined semi-monthly on the close of the 15th and last calendar day (“valuation date”). There are currently no redemption restrictions on these investments. Fund units are issued and redeemed based upon the net asset value per unit determined on the valuation date.

The SunTrust Benefits Plan Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the Pension Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income), without undue exposure to risk in any single asset class or investment category and to enable the plans to provide their specific benefits to participants thereof. The objectives are accomplished utilizing a strategy of equities, fixed income and cash equivalents in a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding decisions based solely on short-term concerns and individual investments. The objective in the allocation of assets is diversification of investments among asset classes that are not similarly affected by economic, political, or social developments. The diversification does not necessarily depend upon the number of industries or companies in a portfolio or their particular location, but rather upon the broad nature of such investments and of the factors that may influence them. To ensure broad diversification in the long-term investment portfolios among the major categories of investments, asset allocation, as a percent of the total market value of the total long-term portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. At December 31, 2010 and 2009, there was no SunTrust common stock held in the Pension Plans, nor were there any purchases during 2010 or 2009.

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

The expected long-term rate of return on plan assets was 8.00% in 2010 and 2009. The expected long-term rate of return is 7.75% for 2011. The asset allocation for the Pension Plans and the target allocation, by asset category, are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2011	2010	2009
Equity securities	50-75%	60%	61%
Debt securities	25-50	39	37
Cash equivalents	0-5	1	2

Total		100%	100%

[1]	SunTrust Pension Plan only.
[2]	SunTrust and NCF Pension Plans.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Pension Plans. The Company’s investment strategy is to create a stream of investment returns sufficient to provide for current and future liabilities at a reasonable level of risk. Assets are diversified among equity and fixed income investments according to the asset mix approved by the SunTrust Benefits Plan Committee which is presented in the target allocation table. The pre-tax expected long-term rate of return on these plan assets was 6.75% in 2010 and 7.25% in 2009. The 2011 pre-tax expected long-term rate of return is 6.75%. At December 31, 2010 and 2009, there was no common stock held in the Other Postretirement Benefit Plans, nor were there any purchases during 2010 or 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31
Asset Category	2011	2010	2009
Equity securities	35-50%	51%	48%
Debt securities	50-65	48	51
Cash equivalents		1	1

Total		100%	100%

Funded Status

The funded status of the plans, as of December 31, was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2010	2009	2010	2009
Fair value of plan assets	$2,522	$2,334	$165	$161
Benefit obligations	(2,261)	(2,008)	(189)	(179)

Funded status	$261	$326	($24)	($18)

At December 31, 2010, the total outstanding unrecognized net loss to be recognized in future years for all pension and postretirement benefits was $0.8 billion, compared to $0.7 billion as of December 31, 2009. The key sources of the cumulative net losses are attributable to lower discount rates for the past several years and lower return on assets in 2008. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent the best estimates for the future and will, therefore, minimize future gains and losses.

As of December 31, amounts recognized in AOCI are as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2010	2009	2010	2009
Net actuarial loss	$770	$715	$34	$34
Prior service credit	(105)	(57)	-	-

Total AOCI, pre-tax	$665	$658	$34	$34

Pension benefits with a projected benefit obligation, in excess of plan assets as of December 31, were as follows:

(Dollars in millions)	2010	2009
Projected benefit obligation	$105	$96
Accumulated benefit obligation	101	91

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Expected Cash Flows

Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in millions)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy)[3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2011 (expected) to plan trusts	$-	$-	$-
2011 (expected) to plan participants	22	1	(3)
Expected Benefit Payments
2011	171	16	(3)
2012	163	16	(1)
2013	169	16	(1)
2014	174	16	(1)
2015	176	16	(1)
2016-2020	940	68	(3)

[1]

At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2011 based on the funded status of the Plan and contribution limitations under the ERISA.

[2]	The expected benefit payments for the SERP will be paid directly from SunTrust corporate assets.
[3]

The 2011 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

Net Periodic Cost

Components of net periodic benefit cost for the years ended December 31, were as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Service cost	$69	$64	$78	$-	$-	$1
Interest cost	129	120	117	10	12	12
Expected return on plan assets	(183)	(149)	(186)	(7)	(7)	(8)
Amortization of prior service cost	(11)	(11)	(11)	(1)	(2)	(2)
Recognized net actuarial loss	62	112	22	1	19	12
Other	-	5	4	-	-	-

Net periodic benefit cost	$66	$141	$24	$3	$22	$15

Weighted average assumptions used to determine net cost
Discount rate[1]	6.32%	6.58%[2]	6.28%[1]	5.70%	5.95%	5.95%
Expected return on plan assets	8.00	8.00	8.25	4.39 [3]	5.30 [3]	5.30 [3]
Rate of compensation increase	4.00	4.00/4.50	4.00/4.50	N/A	N/A	N/A

[1]	The weighted average shown for 2008 is the weighted average discount rates for the Pension Benefits as of the beginning of the fiscal year.
[2]

Interim remeasurement was required on April 30, 2009 for the SunTrust Pension Plan due to plan changes adopted at that time. The discount rate as of the remeasurement date was selected based on the economic environment on those dates.

[3]	The weighted average shown for the Other Postretirement Benefit plan is determined on an after-tax basis.

Other changes in plan assets and benefit obligations recognized in OCI during 2010 are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial gain	$117	$1
Amortization of actuarial loss	(62)	(1)
Amortization of current year prior service credit	(59)	-
Amortization of prior service credit	11	-

Total recognized in other comprehensive income, pre-tax	$7	$-

Total recognized in net periodic benefit cost and other comprehensive income, pre-tax	$73	$3

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2011 are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$40	$1
Prior service credit	(19)	-

Total	$21	$1

In addition, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase all Pension and Other Postretirement Plans’ net periodic benefit cost approximately $8 million and $6 million, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit plans. As of December 31, 2010, SunTrust assumed that retiree health care costs will increase at an initial rate of 8.50% per year. SunTrust assumed a healthcare cost trend that recognizes expected inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 7-year period to 5.00% per year. Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in millions)	1% Increase	1% Decrease
Effect on Other Postretirement Benefit obligation	$12	$11
Effect on total service and interest cost	1	1

Note 17 - Derivative Financial Instruments

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

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA, depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of December 31, 2010, net derivative asset positions to which the Company was exposed to risk of its

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

counterparties were $1.6 billion, representing the net of $2.8 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions. As of December 31, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.8 billion, representing the net of $2.5 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $33 million and $25 million as of December 31, 2010 and December 31, 2009 respectively.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies contained in industry standard master trading agreements may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out at net amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, certain of the Company’s derivative liability positions, totaling $1.1 billion and $1.3 billion in fair value at December 31, 2010 and 2009, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At December 31, 2010 and 2009, the Bank carried senior long-term debt ratings of A3/BBB+ and A2/A-, respectively, from two of the major ratings agencies. For illustrative purposes, if the Bank were further downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $17 million and $26 million at December 31, 2010 and 2009, respectively, against which the Bank had posted collateral of $8 million and $10 million, respectively; ATEs do not exist at lower ratings levels. At December 31, 2010 and 2009, $1.1 billion and $1.3 billion, respectively, in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $987 million and $1.1 billion, respectively, in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at December 31, 2010 and 2009 of $26 million and $659 million, respectively, if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $14 million and $20 million at December 31, 2010 and 2009, respectively. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The tables below present the Company’s derivative positions at December 31, 2010 and 2009. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2010 and 2009. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

(Dollars in millions)	As of December 31, 2010
	Asset Derivatives				Liability Derivatives
	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$-	Trading liabilities	$1,547		$145
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,350		947	Trading liabilities	500		10

Total		16,897		947		2,047		155

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,273		41	Trading liabilities	60		4
Corporate bonds and loans		-		-	Trading liabilities	5		-
MSRs	Other assets	20,474		152	Other liabilities	6,480		73
LHFS, IRLCs, LHFI-FV	Other assets	7,269	[3]	92	Other liabilities	2,383		20
Trading activity	Trading assets	132,286	[1]	4,211	Trading liabilities	105,926		3,884
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,083		17	Trading liabilities	495		128
Trading activity	Trading assets	2,691		92	Trading liabilities	2,818		91

Credit contracts covering:
Loans	Trading assets	15		-	Trading liabilities	227		2
Trading activity	Trading assets	1,094	[2]	39	Trading liabilities	1,039	[2]	34

Equity contracts - Trading activity	Trading assets	5,010	[1]	583	Trading liabilities	8,012		730

Other contracts:
IRLCs and other	Other assets	2,169		18	Other liabilities	2,196	[4]	42	[4]
Trading activity	Trading assets	111		11	Trading liabilities	111		11

Total		173,475		5,256		129,752		5,019

Total derivatives		$190,372		$6,203		$131,799		$5,174

[1]

Amounts include $25.0 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

[2]

Asset and liability amounts include $1 million and $8 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

[3]	Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.
[4]

Includes a $23 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

[5]	See “Cash Flow Hedges” in this Note for further discussion.
[6]	See “Economic Hedging and Trading Activities” in this Note for further discussion.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2009
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$-	Trading liabilities	$1,547		$46
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,550		865	Trading liabilities	3,000		22

Total		17,097		865		4,547		68

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	3,223		200	Trading liabilities	295		10
Corporate bonds and loans		-		-	Trading liabilities	48		4
MSRs	Other assets	3,715		62	Other liabilities	3,810		57
LHFS, IRLCs, LHFI-FV	Other assets	7,462	[3]	75	Other liabilities	1,426		20
Trading activity	Trading assets	94,140	[1]	3,290	Trading liabilities	83,483		3,243

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,164		96	Trading liabilities	656		144
Trading activity	Trading assets	2,059		107	Trading liabilities	2,020		96

Credit contracts covering:
Loans	Trading assets	115		1	Trading liabilities	241		4
Trading activity	Trading assets	170	[2]	6	Trading liabilities	156	[2]	4

Equity contracts - Trading activity	Trading assets	3,345	[1]	446	Trading liabilities	6,908		672
Other contracts:
IRLCs and other	Other assets	1,870		14	Other liabilities	1,560	[4]	49	[4]
Trading activity	Trading assets	39		7	Trading liabilities	51		7

Total		117,302		4,304		100,654		4,310

Total derivatives		$134,399		$5,169		$105,201		$4,378

[1]Amounts

include $18.2 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

[2]Asset

and liability amounts include $4 million and $9 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

[3]Amount	includes $2.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.
[4]

Includes a $40 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

[5]	See “Cash Flow Hedges” in this Note for further discussion.
[6]	See “Economic Hedging and Trading Activities” in this Note for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2010
(Dollars in millions) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion) [1]
Equity contracts hedging:
Securities AFS	($101)		$-
Interest rate contracts hedging:
Floating rate loans	903	Interest and fees on loans	487

Total	$802		$487

(Dollars in millions) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the year ended December 31, 2010
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($64)
Corporate bonds and loans	Trading account profits/(losses) and commissions	(1)
MSRs	Mortgage servicing related income	444
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(176)
Trading activity	Trading account profits/(losses) and commissions	304

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	(94)
Trading activity	Trading account profits/(losses) and commissions	7

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(2)
Other	Trading account profits/(losses) and commissions	10

Equity contracts – trading activity	Trading account profits/(losses) and commissions	(53)
Other contracts:
IRLCs	Mortgage production related income	392

Total		$767

[1]

During the year ended December 31, 2010, the Company reclassified $130 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Year Ended December 31, 2009
(Dollars in millions) Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion) [1]
Equity contracts hedging:
Securities AFS	($296)		$ -
Interest rate contracts hedging:
Floating rate loans	99	Interest and fees on loans	503
Floating rate CDs	(1)	Interest on deposits	(47)
Floating rate debt	-	Interest on long-term debt	(1)

Total	($198)		$455

(Dollars in millions) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the year ended December 31, 2009
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($61)
Corporate bonds and loans	Trading account profits/(losses) and commissions	7
MSRs	Mortgage servicing related income	(88)
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(75)
Trading activity	Trading account profits/(losses) and commissions	46

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	72
Trading activity	Trading account profits/(losses) and commissions	(4)

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(20)

Equity contracts – trading activity	Trading account profits/(losses) and commissions	23

Other contracts:
IRLCs	Mortgage production related income	630
Trading activity	Trading account profits/(losses) and commissions	3

Total		$533

[1]

During the year ended December 31, 2009, the Company reclassified $31 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

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

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of December 31, 2010 and 2009, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2010 and 2009, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2010 and 2009, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2010 and 2009, the written CDS had remaining terms ranging from two months to five years and three months to five years, respectively. The maximum guarantees outstanding at December 31, 2010 and 2009, as measured by the gross notional amounts of written CDS, were $99 million and $130 million, respectively. At December 31, 2010 and 2009, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $87 million and $185 million, respectively. The fair values of the written and purchased CDS were de minimis as of both December 31, 2010 and 2009.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At December 31, 2010 and 2009, the remaining terms on these risk participations generally ranged from one month to eight years and one month to nine years, respectively, with a weighted average on the maximum estimated exposure of 3.1 years and 3.2 years, respectively. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was $74 million and $83 million at December 31, 2010 and 2009, respectively. The fair values of the written swap participations were de minimis at December 31, 2010 and 2009. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. The Company temporarily suspended this business and unwound its positions as of December 31, 2009 without incurring losses. Trading resumed during 2010 and at December 31, 2010, there were $969 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative assets and liabilities were $34 million and $32 million at December 31, 2010, respectively, and related collateral held at December 31, 2010 was $268 million.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At December 31, 2010 and 2009, the Company’s only outstanding interest rate hedging relationships involve interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2010 and 2009, the maximum range of hedge maturities for hedges of floating rate loans is one to six years and one to five years, respectively, with the weighted average being 3.5 years and 3.3 years, respectively. Ineffectiveness on these hedges was de minimis during the years ended December 31, 2010 and 2009. As of December 31, 2010, $368 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. Ineffectiveness gains of $2 million and $1 million were recognized during the years ended December 31, 2010 and 2009, respectively. No ineffectiveness was recognized during the year ended December 31, 2008. Ineffectiveness gains were recorded in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

¡

The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of mortgage and interest rate derivatives, including forward and option contracts, futures, and forward rate agreements. At January 1, 2010, the Company elected fair value for MSRs previously accounted for at LOCOM which resulted in an increase in associated hedging activity during the current year.

¡

The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs, mortgage LHFS, and mortgage LHFI reported at fair value.

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

Note 18 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2010, approximately $11.9 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2010, the total loss exposure ceded to the Company was approximately $547 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $158 million. Of this amount, $148 million of losses have been reserved for as of December 31, 2010, reducing the Company’s net remaining loss exposure to $10 million. The reinsurance reserve was $285 million as of December 31, 2009. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies during 2010. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $10 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $10 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $38 million, $48 million, and $59 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, is reported as part of noninterest income. The related provision for losses, which totaled $27 million, $115 million, and $180 million for each of the years ended December 31, 2010, 2009, and 2008, respectively, is reported as part of noninterest expense.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2010. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of December 31, 2010, Visa had funded $6.1 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. The conversion factor applicable to the Class B common stock decreased in 2010 and 2009 due to Visa’s deposits into the litigation escrow account, triggering payments by the Company to the Counterparty of $17 million and $10 million during 2010 and 2009, respectively. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $23 million and $40 million recorded as of December 31, 2010 and December 31, 2009, respectively.

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

As of December 31, 2010 and December 31, 2009, the maximum potential amount of the Company’s obligation was $6.4 billion and $8.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $109 million and $131 million in other liabilities for unearned fees related to these letters of credit as of December 31, 2010 and December 31, 2009, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

Loan Sales

STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors, as well as a limited amount of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. These representations and warranties may extend through the life of the mortgage loan, up to 25 to 30 years; however, most demands occur within the first few years of origination. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Loan repurchase requests relate primarily to loans sold during the six year period from January 1, 2005 to December 31, 2010, which totaled $226.9 billion at the time of sale, including $173.4 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $23.2 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer is shown in the following table.

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	Total
GSE	$5.8	$7.8	$17.0	$17.2	$31.7	$17.4	$96.9
Ginnie Mae	0.9	0.7	0.8	3.6	6.6	4.0	16.6
Non-agency	6.3	6.5	3.9	-	-	-	16.7

Total	$13.0	$15.0	$21.7	$20.8	$38.3	$21.4	$130.2

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representation and warranties have been made related to these sales, they differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and, in addition to identifying a representation or warranty breach, non-agency investors are generally required to demonstrate that the breach was material and directly related to the cause of default. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences are limited and no repurchase liability has been recorded for loans sold to Ginnie Mae.

Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase request volume was $1.1 billion, $1.1 billion, and $557 million during the years ended 2010, 2009, and 2008, respectively, and on a cumulative basis since 2005 has been $3.5 billion. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors; repurchase requests from non-agency investors were $55 million, $99 million, and $148 million during the years ended 2010, 2009, and 2008, respectively. In addition, repurchase requests related to loans originated in 2006 and 2007 have consistently comprised approximately 80% of total repurchase requests during the past three years. Over this time period, repurchase requests shifted from the 2006 vintage to 2007 vintage with 2007 vintage-related repurchase requests increasing from 31% of total repurchase requests in 2008 to 54% of total repurchase requests in 2010, while the portion of repurchase requests related to 2006 vintage loans decreased from 48% to 26% over the same period. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been and will continue to be contested to the extent they are not considered valid. At December 31, 2010, the unpaid principal balance of loans related to unresolved requests previously received from investors was $293 million, comprised of $264 million from the GSEs and $29 million from non-agency investors. Comparable amounts at December 31, 2009, were $326 million, comprised of $289 million from the GSEs and $37 million from non-agency investors.

As of December 31, 2010 and December 31, 2009, the liability for contingent losses related to sold loans totaled $265 million and $200 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related provision is recognized in mortgage production related income in the Consolidated Statements of Income/(Loss). The Company does not maintain any legal reserves with respect to mortgage repurchase activity because there is currently no litigation outstanding. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses:

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Balance at beginning of period	$200	$92	$41
Provision	456	444	97
Charge-offs	(391)	(336)	(46)

Balance at end of period	$265	$200	$92

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2010, and December 31, 2009, SunTrust repurchased or otherwise settled mortgages with unpaid principal balances of $665 million and $647 million, respectively, related to investor demands. As of December 31, 2010 and December 31, 2009, the carrying value of outstanding repurchased mortgage loans, exclusive of any allowance for loan losses, totaled $153 million and $146 million, respectively, of which $86 million and $98 million, respectively, were nonperforming.

STM also maintains a liability for contingent losses related to MSR sales, which totaled $6 million and $3 million as of December 31, 2010 and December 31, 2009, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities; whereas arrangements entered into subsequent to that date are recorded as liabilities. The potential obligation associated with these arrangements was $5 million and $13 million as of December 31, 2010 and December 31, 2009, respectively, of which $3 million and $4 million were recorded as a liability representing the fair value of the contingent payments as of December 31, 2010 and December 31, 2009, respectively. If required, these contingent payments will be payable at various times over the next three years.

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third-party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the years ended December 31, 2010 and 2009, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of December 31, 2010, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of December 31, 2010, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of December 31, 2010 and December 31, 2009, $7 million and $9 million was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2010, the Company owned $45.2 billion in residential mortgage loans and home equity lines, representing 39% of total LHFI, $1.3 billion of residential construction loans, representing 1% of total LHFI, and an additional $13.6 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Approximately 10% of the residential mortgages and home equity products were government guaranteed. At December 31, 2009, the Company had $44.6 billion in residential mortgage loans and home equity lines, representing 39% of total LHFI, $1.9 billion of residential construction loans, representing 2% of total LHFI and an additional $15.2 billion in commitments to extend credit on home equity lines and $12.2 billion in mortgage loan commitments. Approximately, 2% of the residential mortgages and home equity products were government guaranteed.

The Company originates and retains certain residential mortgage loan products that include features such as interest only loans and high LTV loans. The Company owned $13.2 billion and $15.4 billion of interest only loans, primarily with a 10 year interest only period, as of December 31, 2010 and December 31, 2009, respectively. Approximately $3.3 billion of those loans as of December 31, 2010 and $2.4 billion as of December 31, 2009, had combined original LTV ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $4.7 billion and $3.0 billion of amortizing loans with combined original LTV ratios in excess of 80% with no mortgage insurance as of December 31, 2010 and December 31, 2009, respectively. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance increased during 2010 as the benefits of mortgage insurance covering certain second lien mortgage loans were exhausted, resulting in the loans effectively no longer being insured. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $446 million and $572 million as of December 31, 2010 and December 31, 2009, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 20 - Fair Value Election and Measurement

The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, level 2 or level 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and financial liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain LHFI and LHFS, MSRs, certain brokered deposits, and certain issuances of fixed rate debt.

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

The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits/(losses) and commissions, mortgage production related income, or mortgage servicing related income/(loss), as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

(Dollars in millions)	Assets/Liabilities	Fair Value Measurements at December 31, 2010 Using

		Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$187	$187	$-	$-
Federal agency securities	361	-	361	-
U.S. states and political subdivisions	123	-	123	-
RMBS - agency	301	-	301	-
MBS -private	15	-	9	6
CDO securities	55	-	2	53
ABS	59	-	32	27
Corporate and other debt securities	743	-	743	-
CP	14	-	14	-
Equity securities	221	-	98	123
Derivative contracts	2,743	166	2,577	-
Trading loans	1,353	-	1,353	-

Total trading assets	6,175	353	5,613	209

Securities AFS
U.S. Treasury securities	5,516	5,516	-	-
Federal agency securities	1,895	-	1,895	-
U.S. states and political subdivisions	579	-	505	74
RMBS - agency	14,358	-	14,358	-
RMBS - private	347	-	-	347
CDO securities	50	-	50	-
ABS	808	-	788	20
Corporate and other debt securities	482	-	477	5
Coke common stock	1,973	1,973	-	-
Other equity securities	887	-	197	690	[3]

Total securities AFS	26,895	7,489	18,270	1,136

LHFS
Residential loans	2,847	-	2,845	2
Corporate and other loans	321	-	316	5

Total LHFS	3,168	-	3,161	7

LHFI	492	-	-	492
Other intangible assets [2]	1,439	-	-	1,439
Other assets [1]	241	-	223	18

Liabilities
Trading liabilities
U.S. Treasury securities	439	439	-	-
Corporate and other debt securities	398	-	398	-
Derivative contracts	1,841	120	1,576	145

Total trading liabilities	2,678	559	1,974	145

Brokered deposits	1,213	-	1,213	-
Long-term debt	2,837	-	2,837	-
Other liabilities [1]	114	-	72	42

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

[2]	This amount includes MSRs carried at fair value.
[3]	Includes $298 million of FHLB of Atlanta stock stated at par value and $391 million of Federal Reserve Bank stock stated at par value.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	Assets/Liabilities	Fair Value Measurements at December 31, 2009, Using

		Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$499	$499	$-	$-
Federal agency securities	474	-	474	-
U.S. states and political subdivisions	59	-	52	7
RMBS- agency	94	-	94	-
RMBS - private	6	-	-	6
CDO securities	175	-	-	175
ABS	51	-	-	51
Corporate and other debt securities	466	-	466	-
CP	1	-	1	-
Equity securities	256	1	104	151
Derivative contracts	2,610	102	2,508	-
Trading Loans	289	-	289	-

Total trading assets	4,980	602	3,988	390

Securities AFS
U.S. Treasury securities	5,177	5,177	-	-
Federal agency securities	2,737	-	2,737	-
U.S. states and political subdivisions	945	-	813	132
RMBS - agency	15,916	-	15,916	-
RMBS - private	378	-	-	378
ABS	315	-	213	102
Corporate and other debt securities	512	-	507	5
Coke common stock	1,710	1,710	-	-
Other equity securities	787	-	82	705	[3]

Total securities AFS	28,477	6,887	20,268	1,322

LHFS	2,923	-	2,772	151
LHFI	449	-	-	449
Other intangible assets [2]	936	-	-	936
Other assets [1]	150	-	137	13

Liabilities
Trading liabilities
U.S. Treasury securities	190	190	-	-
Federal agency securities	3	-	3	-
Corporate and other debt securities	144	-	144	-
Equity securities	8	8	-	-
Derivative contracts	1,844	62	1,736	46

Total trading liabilities	2,189	260	1,883	46

Brokered deposits	1,261	-	1,261	-
Long-term debt	3,586	-	3,586	-
Other liabilities [1]	125	-	77	48

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

[2]	This amount includes MSRs carried at fair value.
[3]	Includes $343 million of FHLB of Cincinnati and FHLB of Atlanta stock stated at par value and $361 million of Federal Reserve Bank stock at par value.

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

(Dollars in millions)	Aggregate Fair Value December 31, 2010	Aggregate Unpaid Principal Balance under FVO December 31, 2010	Fair Value Over/(Under) Unpaid Principal

Trading assets	$1,353	$1,320	$33
LHFI	462	517	(55)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	28	54	(26)
LHFS	3,160	3,155	5
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	6	25	(19)
Brokered deposits	1,213	1,188	25
Long-term debt	2,837	2,753	84

(Dollars in millions)	Aggregate Fair Value December 31, 2009	Aggregate Unpaid Principal Balance under FVO December 31, 2009	Fair Value Over/(Under) Unpaid Principal

Trading assets	$289	$262	$27
LHFI	398	454	(56)
Past due loans of 90 days or more	5	8	(3)
Nonaccrual loans	46	83	(37)
LHFS	2,889	2,875	14
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	31	52	(21)
Brokered deposits	1,261	1,320	(59)
Long-term debt	3,586	3,613	(27)

The following tables present the change in fair value during the years ended December 31, 2010 and 2009 of financial instruments for which the FVO has been elected.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings[1]
Assets
Trading assets	($3)	$-	$-	($3)
LHFS	26	568	-	594
LHFI	-	7	-	7
MSRs	-	15	(513)	(498)

Liabilities
Brokered deposits	(62)	-	-	(62)
Long-term debt	(168)	-	-	(168)

[1]Changes

in fair value for the year ended December 31, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFI, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.

[2]For

the year ended December 31, 2010, income related to LHFS includes $274 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2010, income related to MSRs includes $15 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Gain/(Loss) for the Year Ended December 31, 2009, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income[2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings[1]
Assets
Trading assets	$3	$-	$-	$3
LHFS	2	625	-	627
LHFI	3	(1)	-	2
Other intangible assets	-	17	66	83

Liabilities
Brokered deposits	11	-	-	11
Long-term debt	(65)	-	-	(65)

[1]Changes

in fair value for the year ended December 31, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFI, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.

[2]For

the year ended December 31, 2009, income related to LHFS includes $664 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2009, income related to other intangible assets includes $18 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or level 3 that are measured at fair value on a recurring basis, based on the class of financial instrument as determined by the nature and risks of the instrument.

Trading Assets and Securities Available for Sale

Federal agency securities

The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies, or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. In the case of securities issued by GSEs such as Fannie Mae and Freddie Mac, the obligations are not explicitly guaranteed by the U.S. government; however, the GSEs carry an implied AAA rating and may be required to maintain such rating through its agency agreement. In certain instances, the U.S. Treasury owns the senior preferred stock of these enterprises and has made a commitment under that stock purchase agreement to provide these GSEs with funds to maintain a positive net worth. The majority of Federal agency securities are valued by an independent pricing service that is widely used by market participants. The Company has determined that this pricing service is using similar instruments that are trading in the markets as the basis for its estimates of fair value and, as such, the Company appropriately classifies these instruments as level 2. For SBA instruments, the Company estimates fair value based on pricing from observable trading activity for similar securities or obtains fair values from a third party pricing service; accordingly, the Company has also classified these instruments as level 2. These SBA instruments were transferred out of level 3 during the second quarter of 2009. The Company began to observe marginal increases in the volume and level of observable trading activity during the first quarter of 2009 and significant increases in such activity during the second quarter of 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data.

U.S. states and political subdivisions

The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. The majority of these obligations are priced by an independent pricing service using pricing observed on trades of similar bonds and, therefore, are classified as level 2 in the fair value hierarchy. Holdings are geographically dispersed, with no significant concentrations in any one state or municipality. Additionally, 99% of AFS municipal obligations classified as level 2 are rated AAA or AA, or are otherwise collateralized by securities backed by the full faith and credit of the federal government.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Level 3 municipal securities consist of ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs in the Company’s valuations. Municipal ARS are classified as securities AFS or trading securities. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also looks at the relative strength of the municipality and makes appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS continue to operate successfully, ARS owned by the Company at December 31, 2010 continue to be classified as level 3 as they are those ARS for which the auctions continue to fail and, therefore, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continues to price the ARS below par.

Level 3 AFS municipal bond securities also include bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. In order to estimate pricing on these securities, the Company utilizes a third party municipal bond yield curve for the lowest investment grade bonds (BBB rated) and prices each bond based on the yield associated with that maturity.

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

MBS – private

MBS – private includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. In addition, the Company also has approximately $9 million of private-label CMBS in trading assets that were received as part of a SIV liquidation in 2010 (see CDO discussion below). Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades the Company executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the year ended December 31, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify private RMBS as level 3, as the Company believes that this third party pricing relies on a significant amount of unobservable assumptions as evidenced by a persistently wide bid-ask price range, particularly for the vintage and exposures held by the Company. For the private-label CMBS, the Company was able to obtain pricing information as part of the foreclosure sale at liquidation and was also able to obtain at least two different pricing sources that were within narrow price range. As such, the Company classified these securities as level 2.

Certain vintages of private RMBS have suffered from deterioration in credit quality leading to downgrades. At December 31, 2010, the majority of the Company’s private RMBS contained 2006 to 2007 vintage securities AFS and trading securities, along with a portion of 2003 vintage securities classified as AFS. All but a de minimis amount of the 2006 to 2007 vintage securities AFS and trading securities had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

grade ratings at the time of origination or purchase. The 2006 to 2007 vintage collateral is primarily comprised of prime jumbo fixed and floating rate loans. The 2003 vintage securities are interests retained from a securitization of prime first-lien fixed and floating rate loans and are primarily all investment grade rated, with the exception of a small amount of support bonds. The majority of these securities have maintained their original ratings, with a small amount of upgrades and only one bond downgraded since inception of the deal. Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 5, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private RMBS during 2010 and 2009.

CDO securities

Level 2 securities AFS consists of a senior interest in a third party CLO for which independent pricing (based on market trades and from new issuance of similar assets) is readily available. The Company’s investments in level 3 trading CDOs consist of the remaining positions from the SIV liquidation, senior ARS interests in Company-sponsored securitizations of trust preferred collateral, and retained subordinate interests in both a Company-sponsored securitization and a structured participation of commercial loans. The Company received $89 million and $84 million in cash proceeds from sales, pay downs, liquidations, and maturities of the SIV investments during the years ended December 31, 2010 and 2009, respectively. As a result, the Company was able to reduce its direct exposure to SIV investments to zero at December 31, 2010 versus $149 million at December 31, 2009. As part of the final SIV liquidation, the Company also received a pro-rata share of the SIV’s underlying collateral, which consisted of CDOs, corporate bonds, ABS, and private-label MBS, all of which are performing assets. The Company continues to hold $54 million of securities within trading assets that are related to the SIV liquidation, including $15 million of CDO securities. CDO interests in Company-sponsored securitizations and structured participations, which are classified as trading assets, totaled $40 million and $26 million as of December 31, 2010 and 2009, respectively. The net increase in value of these interests during 2010 is due to an improvement in cash flow expectations, a steady recovery in value in the broader CLO market, and improvement in the credit of the underlying collateral, which triggered a markup in 2010 of certain of these interests that the Company had written down to zero in 2009. The Company recognized net gains in the value of these interests of $34 million, including cash proceeds of $15 million from the sales of certain of its CLO interests. These sales, along with other observable market activity for CLO interests resulted in a transfer of the remaining $2 million interest from level 3 to level 2. For all other CDO interests, there continues to be a lack of observable secondary market trading and market data is generally not available for significant assumptions that would be used to estimate fair values; therefore, the Company has classified these instruments as level 3 within the fair value hierarchy.

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

Asset-backed securities

Level 2 ABS classified as securities AFS are interests collateralized by 2009 and 2010 vintage third party securitizations of auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions are used in pricing the auto loan ABS; therefore, the Company classifies these bonds as level 2. In addition, at December 31, 2010, the Company transferred $32 million of trading ARS and $93 million of AFS ARS collateralized by government guaranteed student loans from level 3 to level 2 in the fair value hierarchy. These ARS

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

have been considered level 3 securities from the time that these auctions began failing in 2008, causing a significant decrease in the volume and level of activity in these markets; this decrease in volume and activity required the use of significant unobservable inputs into the Company’s valuations. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a 97% (or higher) government guarantee of principal and interest. As a result of an increase in observable market trades and bids for similar senior securities, the Company determined that these securities were now level 2 instruments. For subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant, and, as such, the subordinate student loan ARS continue to be classified as level 3.

Other level 3 AFS ABS includes interests in third party securitizations of auto loans and home equity lines of credit that are vintage 2003-2004. Level 3 trading ABS includes ARS collateralized by student loans. The Company’s retained interest in a student loan securitization was eliminated upon consolidation of the student loan trust, resulting in a decrease in level 3 ABS during the year ended December 31, 2010. See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities,” to the Consolidated Financial Statements for further discussion.

Generally, the Company attempts to obtain pricing for these level 3 securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the valuations or used to validate outputs from the Company’s own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets for the specific securities, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. During the year ended December 31, 2010, the Company began to observe a return of liquidity to the markets, resulting in the availability of more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continues to classify certain ABS as level 3, as the Company believes that pricing relies on a significant amount of unobservable assumptions.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Valuation of these shares is based on the level of issuer redemptions at par that have occurred as well as discussions with the dealer community.

Level 3 equity securities classified as securities AFS include, as of December 31, 2010 and 2009, FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and be evaluated for impairment based on the ultimate recovery of the par value.

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

The Agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At December 31, 2010 and 2009, The Agreements’ combined fair value was a liability of $145 million and $46 million, respectively.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions.

See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements, for additional information on the Company’s derivative contracts.

Trading loans

The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made in connection with the Company’s TRS business (see Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of this business), (ii) loans backed by the SBA and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2 within the fair value hierarchy, due to the market data that the Company uses in its estimates of fair value.

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At December 31, 2010, the Company had $972 million of such short-term loans carried at fair value and none were outstanding at December 31, 2009.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments within the fair value hierarchy, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At December 31, 2010 and 2009, $381 million and $287 million, respectively, of loans related to the Company’s trading business were outstanding.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk. Level 3 loans are primarily non-agency residential mortgage LHFI or LHFS for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the loans.

During the year ended December 31, 2010, the Company transferred $160 million of NPLs that were previously designated as held for investment to held for sale that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to held for sale; however, a portion of the NPLs was carried at fair value. There were no similar transfers during the year ended December 31, 2009.

As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2009 and 2010 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the years ended December 31, 2010, 2009 and 2008, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $18 million, $24 million, and $47 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

Corporate and other LHFS

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

LHFI

Level 3 LHFI include $4 million of loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming CRE loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral. Additionally, level 3 LHFI include $488 million of mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects.

Other Intangible Assets

Other intangible assets that the Company records at fair value are the Company’s MSR asset. As further discussed in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” beginning January 1, 2010, the Company elected to account for all MSRs at fair value. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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

During the years ended December 31, 2010 and 2009, the Company transferred $398 million and $697 million, respectively, of IRLCs out of level 3 as the associated loans were closed.

The Company is exposed to interest rate risk associated with MSRs, IRLCs, mortgage LHFS, and mortgage LHFI reported at fair value. The Company hedges these exposures with a combination of derivatives, including MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options. The Company estimates the fair values of such derivative instruments consistent with the methodologies discussed herein under “Derivative contracts” and accordingly these derivatives are considered to be level 2 instruments.

During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability was classified as a level 3 instrument. See Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements for further discussion.

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

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized estimated losses of $41 million, losses of $2 million, and gains of $7 million for the years ended December 31, 2010, 2009 and 2008, respectively, due to changes in its own credit spreads on its brokered deposits carried at fair value.

Long-term debt

The Company has elected to carry at fair value certain fixed rate debt issuances of public debt in which it has entered into derivative financial instruments that economically converted the interest rate on the debt from fixed to floating. The election to fair value the debt was made in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.

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

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized losses of $95 million, losses of $233 million, and gains of $391 million for the years ended December 31, 2010, 2009 and 2008, respectively, due to changes in its own credit spread on its public debt carried at fair value.

The Company also carries $290 million of issued securities contained in a CLO that have been consolidated under newly issued accounting guidance at fair value in order to recognize the nonrecourse nature of these liabilities to the Company (see Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for a discussion of this consolidation). Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other loans.”

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements):

Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Ending balance December 31, 2009	Reclassifications	Beginning balance January 1, 2010	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items		Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2010	Change in unrealized gains/(losses) included in earnings for the year ended December 31, 2010 related to financial assets still held at December 31, 2010

Assets
Trading assets
U.S. states and political subdivisions	$7	$-	$7	$1	[5]	$-		($8)	$-		$-	$-	$-	$-
MBS – private	14	(8)	6	10		-		(36)	35	[7]	-	(9)	6	(1)
CDO securities	175	-	175	49	[5]	-		(109)	(60	) [7]	-	(2)	53	13	[5]
ABS	-	51	51	9	[5]	-		(3)	2	7, [9]	-	(32)	27	(2	) [5]
Corporate and other debt securities	25	(25)	-	-		-		-	-		-	-	-	-
Equity securities	151	-	151	8	[5]	-		(36)	-		-	-	123	3
Other	18	(18)	-	-		-		-	-		-	-	-	-

Total trading assets	390	-	390	77	[1]	-		(192)	(23)		-	(43)	209	13	[1]

Securities AFS
U.S. states and political subdivisions	132	-	132	3	[5]	2		(63)	-		-	-	74	-
RMBS – private	407	(29)	378	(2)		64		(93)	-		-	-	347	(2)
ABS	-	102	102	4	[5]	-		7	-		-	(93)	20	-
Corporate and other debt securities	78	(73)	5	-		-		-	-		-	-	5	-
Other equity securities	705	-	705	-		-		(15)	-		-	-	690	-

Total securities AFS	1,322	-	1,322	5	[2]	66		(164)	-		-	(93)	1,136	(2	) [2]

LHFS	151	(151)	-	-		-		-	-		-	-	-	-
Residential loans	-	142	142	(4	) [3]	-		(89)	(118)		75	(4)	2	-
Corporate and other loans	-	9	9	(2	) [8]	-		(2)	-		-	-	5	(2	) [8]
LHFI	449	-	449	3	[4]	-		(57)	100		(3)	-	492	(5	) [4]
Other assets/(liabilities), net	(35)	-	(35)	392	[3]	-		17	(398)		-	-	(24)	-

Liabilities
Trading liabilities	(46)	-	(46)	2	[1]	(101	) [6]	-	-		-	-	(145)	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains.
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
[4]	Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

[7]	Amounts related to collateral received in connection with the liquidation of the SIV.
[8]	Amounts included in earnings are recorded in other noninterest income.
[9]	Residual interest in student loan SPE eliminated upon consolidation.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/ from other balance sheet line items	Level 3 transfers, net	Fair value December 31, 2009	Change in unrealized gains/ (losses) included in earnings for the year ended December 31, 2009 related to financial instruments still held at December 31, 2009

Assets
Trading assets
U.S. Treasury and federal agencies	$645	($3)		$-		($181)	$-	($461)	$-	$-
U.S. states and political subdivisions	7	-		-		-	-	-	7	-
RMBS – private	38	1		-		(25)	-	-	14	(7)
CDO	262	(4	) [5]	-		(83)	-	-	175	-
Corporate debt securities	7	3		-		(10)	-	-	-	-
CP	-	-		-		1,295	-	(1,295)	-	-
Other debt securities	23	1		-		1	-	-	25	1
Equity securities	102	6	[5]	-		43	-	-	151	2
Derivative contracts	249	1		(250)		-	-	-	-	-
Other	58	(11)		-		(4)	-	(25)	18	9

Total trading assets	1,391	(6	) 1, [5]	(250	) [6]	1,036	-	(1,781)	390	5 [1]

Securities AFS
U.S. states and political subdivisions	79	5	[5]	(3)		48	-	3	132	-
RMBS – private	522	(21)		29		(123)	-	-	407	(19)
Other debt securities	28	-		3		47	-	-	78	-
Other equity securities	860	-		(4)		(151)	-	-	705	-

Total securities AFS	1,489	(16	) 2, [5]	25		(179)	-	3	1,322	(19	) [2]

LHFS	487	(9	) [3]	-		(82)	(279)	34	151	(19	) [3]
LHFI	270	2	[4]	-		(72)	263	(14)	449	15	[4]
Other assets/(liabilities), net	72	630	[3]	-		(40)	(697)	-	(35)	6

Liabilities
Trading liabilities	-	-		(46	) [6]	-	-	-	(46)	-
Long-term debt	(3,496)	130	[1]	-		-	-	3,366	-	-

[1]	Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
[4]	Amounts are generally included in mortgage production related income except $2.4 million for the year ended December 31, 2009 related to loans acquired in the GB&T acquisition.
The	mark on these loans is included in trading account profits/(losses) and commissions.
[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Non-recurring Fair Value Measurements

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs, nor does it include information related to the goodwill impairment charge recorded during the first quarter of 2009 which is discussed in Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements. The Company’s economic hedging activities for LHFS and MSRs are deployed at the portfolio level.

		Fair Value Measurement at December 31, 2010 Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$333	$-	$142	$191	$-
LHFI	85	-	-	85	(15)
OREO	596	-	553	43	(116)
Affordable Housing	357	-	-	357	-
Other Assets	130	-	90	40	(20)

	Fair Value Measurement at December 31, 2009, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$1,339	$-	$1,173	$166	($48)
LHFI	96	-	96	-	(16)
MSRs	23	-	-	23	(7)
OREO	620	-	496	124	(110)
Affordable Housing	395	-	-	395	-
Other Assets	144	-	61	83	-

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

During the year ended December 31, 2010, the Company transferred $160 million of NPLs that were previously designated as LHFI to LHFS that were subsequently sold at prices that approximated fair value. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. There were no similar transfers during the year ended December 31, 2009.

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

OREO

OREO is measured at the lower of cost or fair value, less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which current property-specific values are not available. The Company values these properties using a pooled approach.

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the years ended December 31, 2010 and 2009, the Company recorded impairment charges of $15 million and $47 million, respectively, on its consolidated affordable housing partnership investments.

Other Assets

Other assets consist of private equity investments, structured leasing products, other repossessed assets and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the years ended December 31, 2010 and 2009, the Company recorded impairment charges attributable to these investments of $5 million and $22 million, respectively.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recorded at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the years ended December 31, 2010 and 2009, the Company recorded impairment charges attributable to these assets of $3 million and $4 million, respectively.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the year ended December 31, 2010, the Company recorded impairment charges attributable to these assets of $8 million. No impairment was recorded during 2009.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the year ended December 31, 2010, the Company recorded impairment charges of $12 million which were attributable to the fair value of certain personal property under operating leases. No impairment was recorded during 2009.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows:

	December 31, 2010				December 31, 2009
(Dollars in millions)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,378	$5,378	(a	)	$6,997	$6,997	(a	)
Trading assets	6,175	6,175	(b	)	4,980	4,980	(b	)
Securities AFS	26,895	26,895	(b	)	28,477	28,477	(b	)
LHFS	3,501	3,501	(c	)	4,670	4,682	(c	)
LHFI	115,975	115,975			113,675	113,675
Interest/credit adjustment on LHFI	(2,974)	(3,823)			(3,120)	(4,122)

LHFI, as adjusted for interest/credit risk	113,001	112,152	(d	)	110,555	109,553	(d	)
Market risk/liquidity adjustment on LHFI	-	(3,962)			-	(7,816)

LHFI, fully adjusted	$113,001	$108,190	(d	)	$110,555	$101,737	(d	)

Financial liabilities
Consumer and commercial deposits	$120,025	$120,368	(e	)	$116,303	$116,608	(e	)
Brokered deposits	2,365	2,381	(f	)	4,231	4,161	(f	)
Foreign deposits	654	654	(f	)	1,329	1,329	(f	)
Short-term borrowings	5,821	5,815	(f	)	5,366	5,356	(f	)
Long-term debt	13,648	13,191	(f	)	17,490	16,702	(f	)
Trading liabilities	2,678	2,678	(b	)	2,189	2,189	(b	)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 99% on the loan portfolio’s net carrying value at both December 31, 2010 and 2009. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of December 31, 2010 and 2009, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Note 21 - Contingencies

Litigation and Regulatory Matters

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, unsubstantiated by legal theory, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. In addition, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. On a case-by-case basis, however, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where an estimate is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $100 million to $150 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2010. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.

The following is a description of the nature of certain litigation and regulatory matters.

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. At this time the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Company believes that FINRA has completed its investigation and intends to recommend that charges be filed against both STRH and STIS. The parties are engaged in settlement discussions, and the Company has accrued its best estimate for this incurred loss. In addition, in November 2008, the Company moved forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA as well as certain other investors not addressed by the agreement. As of December 31, 2010, the Company has purchased approximately $596 million of ARS and is expected to purchase approximately $46 million in additional ARS. The fair value of ARS purchased pursuant to the pending settlement, net of redemptions and calls, was approximately $147 million and $176 million in trading securities and $128 million and $156 million in securities AFS, at December 31, 2010 and 2009, respectively. The Company had reserved $18 million and $33 million at December 31, 2010 and 2009, respectively, for the estimated remaining probable losses. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change due to changes in the fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The Company recognized $177 million of losses relating to actual or anticipated ARS purchases during the year ended December 31, 2008. However, some of this loss has been reversed through the recognition of gains, which totaled approximately $18 million and $15 million during the years ended December 31, 2010 and 2009, respectively. These amounts are comprised of trading gains or losses on probable future purchases, trading gains or losses on ARS classified as trading securities that were purchased from investors, and securities gains on calls and redemptions of securities AFS that were purchased from investors. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

In re LandAmerica Financial Group, Inc. et al.

Two putative class action lawsuits have been filed against the Company by former customers of LandAmerica 1031 Exchange Services, Inc, (“LES”), a subsidiary of LandAmerica Financial Group, Inc. (“LFG”). The first of these actions, Arthur et al. v. SunTrust Banks, Inc. et al., was filed on January 14, 2009 in the U.S. District Court for the Southern District of California. The second of these cases, Terry et al. v. SunTrust Banks, Inc. et al., was filed on February 2, 2009 in the Court of Common Pleas, Tenth Judicial Circuit, County of Anderson, South Carolina, and subsequently removed to the U.S. District Court for the District of South Carolina. On June 12, 2009, the Multi-District Litigation (“MDL”) Panel issued a transfer order designating the U.S. District Court for the District of South Carolina, Anderson Division, as MDL Court for IRS Section 1031 Tax Deferred Exchange Litigation (MDL 2054). Plaintiffs’ allegations in these cases are that LES and certain of its officers caused them to suffer damages in connection with potential 1031 exchange transactions that were pending at the time that LES filed for bankruptcy. Essentially, Plaintiffs’ core allegation is that their damages are the result of breaches of fiduciary and other duties owed to them by LES and others, and fraud and other improper acts committed by LES and certain of its officers, and that the Company is partially or entirely responsible for such damages because it knew or should have known about the alleged wrongdoing and failed to take appropriate steps to stop the same. The Company believes that the allegations and claims made against it in these actions are both factually and legally unsupported, and has filed a motion to dismiss all claims. The Court granted this motion to dismiss with leave to re-plead, another amended complaint has been filed, and the Company’s motion to dismiss this complaint has been filed and fully briefed.

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

Other ARS Claims

Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through the firms. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities, and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts. The Company reserved $16 million and $0 as of December 31, 2010 and 2009, respectively, for estimated probable losses related to other ARS claims, and recognized those probable losses in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss).

Interchange and Related Litigation

Card Association Antitrust Litigation

The Company is a defendant, along with Visa U.S.A. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Association (the “Litigation”). For a discussion regarding the Company’s involvement in the Litigation matter, refer to Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

In re ATM Fee Antitrust Litigation

The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part – dismissing one of Plaintiffs two claims – but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs have filed an appeal of this decision with the Ninth Circuit Court of Appeals.

Overdraft Fee Cases

The Company has been named as a defendant in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the Motion to Compel Arbitration currently is on appeal to the Eleventh Circuit Court of Appeals. The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration and that motion is pending.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina

STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. One count involves a common reason for denial of claims by UGRIC for a group of loans. The other count involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered and whether ongoing premium obligations exist after any caps are met. The parties filed cross motions for summary judgment which all were denied. There is a trial date of May 2, 2011 for the first of the bifurcated claims.

In Re SunTrust Banks, Inc. ERISA Litigation

This is a consolidated putative class action case filed in the U.S. District Court for the Northern District of Georgia by participants in the SunTrust Banks, Inc. 401(k) Plan (“Plan”) concerning the performance of certain investment options available under the Plan. In particular, the consolidated complaint alleges that the Company’s publicly traded stock was an imprudent investment option that should not have been offered by the Plan because of the Company’s alleged exposure to losses related to subprime mortgages. The complaint names the Company, members of the Board, the Company’s Benefits Plan Committee, and other members of the Company’s management as defendants, and contends that these defendants breached their fiduciary duties under ERISA, as amended by offering the Company’s common stock as an investment option in the Plan. The complaint does not quantify the alleged damages that the Plaintiffs seek. On December 10, 2009, the Company and the other defendants moved to dismiss the complaint in its entirety. On October 26, 2010, the Court granted the Company’s motion to dismiss regarding the Plaintiffs’ investment claims but denied its motion to dismiss regarding disclosure claims. Both parties have appealed this order to the Eleventh Circuit Court of Appeals.

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

SunTrust Securities Class Action Litigation

Beginning in May 2009, the Company, STRH, SunTrust Capital IX and officers and directors of the Company and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Colonial BancGroup Securities Litigation

Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup, Inc. filed for bankruptcy. The Defendants’ motion to dismiss was denied in May 2010, but the Court subsequently has ordered Plaintiffs to file an amended complaint.

Note 22 - Business Segment Reporting

The Company has six business segments used to measure business activities: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM with the remainder in Corporate Other and Treasury.

Earlier this year, SunTrust announced a reorganization, which realigned the franchise to support client-focused execution. The management of the Consumer Banking line of business, which includes the Retail Banking and Mortgage business segments, was consolidated in order to ensure a holistic view of the consumer client experience. Also the management of the Commercial and Wholesale businesses was realigned to better focus on the various client segments. Effective in the second quarter of 2010, the segment reporting structure was adjusted as follows:

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

Retail Banking serves consumers and business clients with less than $5 million in annual revenue (up to $10 million in revenues in larger metropolitan markets). Retail Banking provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, indirect auto, student lending, bank card, and other consumer loan and fee-based products. Retail Banking also serves as an entry point and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

provides services for other lines of business. When client needs change and expand, Retail Banking refers clients to our W&IM, CIB, Mortgage, Diversified Commercial Banking, CRE, and Corporate Other and Treasury lines of business.

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

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with varying degrees of ownership in other institutional asset management boutiques offering a wide array of equity, alternative, and fixed income capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix, Silvant Capital Management, StableRiver Capital Management and ZCI.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

requiring escrow services. STIIA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

During 2010, the Company transferred $14.1 billion in money market funds into funds managed by Federated Investors, Inc. in exchange for cash consideration of $7 million and a revenue-sharing agreement valued at $11 million. For each of the five years subsequent to closing, SunTrust will receive a contingent payment based on the revenues derived from assets eligible for such payment.

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, CRM, Legal and Compliance, Branch Operations, Corporate Strategies, Communications, Procurement, Consumer Banking Administration, and Executive Management. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

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

•

Provision for credit losses – Represents net charge-offs by segment. The difference between the segment net charge- offs and the consolidated provision for credit losses is reported in Reconciling Items.

•

Provision/(benefit) for income taxes – Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax- exempt assets, tax adjustments, and credits that are unique to each business segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision/(benefit) for income taxes is reported in Reconciling Items.

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

	Twelve Months Ended December 31, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,911	$24,662	$10,796	$20,387	$34,793	$9,177	$32,827	$822	$172,375
Average total liabilities	75,152	20,770	1,676	16,040	4,031	12,496	19,479	(103)	149,541
Average total equity	-	-	-	-	-	-	-	22,834	22,834

Net interest income	$2,540	$542	$162	$379	$427	$447	$473	($116)	$4,854
Fully taxable-equivalent adjustment (FTE)	-	105	-	1	-	-	10	-	116

Net interest income (FTE)[1]	2,540	647	162	380	427	447	483	(116)	4,970
Provision for credit losses[2]	992	127	442	50	1,183	61	-	(204)	2,651

Net interest income after provision for credit losses	1,548	520	(280)	330	(756)	386	483	88	2,319
Noninterest income	1,127	226	88	670	521	822	307	(32)	3,729
Noninterest expense	2,433	439	471	490	1,089	916	102	(29)	5,911

Income/(loss) before provision/(benefit) for income taxes	242	307	(663)	510	(1,324)	292	688	85	137
Provision/(benefit) for income taxes[3]	86	110	(333)	188	(504)	105	235	44	(69)

Net income/(loss) including income attributable to noncontrolling interest	156	197	(330)	322	(820)	187	453	41	206
Net income attributable to noncontrolling interest	-	-	-	-	1	7	9	-	17

Net income/(loss)	$156	$197	($330)	$322	($821)	$180	$444	$41	$189

	Twelve Months Ended December 31, 2009
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,245	$26,769	$13,630	$21,414	$37,296	$9,136	$26,713	$1,239	$175,442
Average total liabilities	73,130	19,937	2,389	12,400	3,863	11,511	29,779	147	153,156
Average total equity	-	-	-	-	-	-	-	22,286	22,286

Net interest income	$2,351	$465	$179	$302	$499	$399	$428	($157)	$4,466
Fully taxable-equivalent adjustment (FTE)	-	107	-	2	-	-	14	-	123

Net interest income (FTE)[1]	2,351	572	179	304	499	399	442	(157)	4,589
Provision for credit losses[2]	1,236	112	435	248	1,125	79	2	827	4,064

Net interest income after provision for credit losses	1,115	460	(256)	56	(626)	320	440	(984)	525
Noninterest income	1,152	242	94	611	686	753	203	(31)	3,710
Noninterest expense	2,531	468	721	481	1,418	861	112	(30)	6,562

Income/(loss) before provision/(benefit) for income taxes	(264)	234	(883)	186	(1,358)	212	531	(985)	(2,327)
Provision/(benefit) for income taxes[3]	(99)	85	(299)	70	(366)	80	125	(371)	(775)

Net income/(loss) including income attributable to noncontrolling interest	(165)	149	(584)	116	(992)	132	406	(614)	(1,552)
Net income attributable to noncontrolling interest	-	-	-	-	3	-	9	-	12

Net income/(loss)	($165)	$149	($584)	$116	($995)	$132	$397	($614)	($1,564)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

	Twelve Months Ended December 31, 2008
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,205	$27,289	$14,674	$22,755	$41,981	$9,009	$19,768	$167	$175,848
Average total liabilities	68,786	17,392	2,436	13,116	2,766	9,979	42,845	(68)	157,252
Average total equity	-	-	-	-	-	-	-	18,596	18,596

Net interest income	$2,251	$438	$244	$267	$496	$336	$154	$434	$4,620
Fully taxable-equivalent adjustment (FTE)	-	96	-	3	-	-	18	-	117

Net interest income (FTE)[1]	2,251	534	244	270	496	336	172	434	4,737
Provision for credit losses[2]	851	55	112	28	491	27	(1)	911	2,474

Net interest income after provision for credit losses	1,400	479	132	242	5	309	173	(477)	2,263
Noninterest income	1,192	253	88	462	436	953	1,103	(14)	4,473
Noninterest expense	2,244	416	298	478	1,345	972	140	(14)	5,879

Income/(loss) before provision/(benefit) for income taxes	348	316	(78)	226	(904)	290	1,136	(477)	857
Provision/(benefit) for income taxes[3]	121	116	(106)	84	(360)	107	273	(185)	50

Net income/(loss) including income attributable to noncontrolling interest	227	200	28	142	(544)	183	863	(292)	807
Net income attributable to noncontrolling interest	-	-	-	-	2	1	9	(1)	11

Net income/(loss)	$227	$200	$28	$142	($546)	$182	$854	($291)	$796

[1]Net	interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]Provision	for credit losses represents net charge-offs for the segments.
[3]Includes	regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 23 - Accumulated Other Comprehensive Income

(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI
AOCI, January 1, 2008	$2,491	($884)	$1,607
Unrealized net gain on securities	(238)	186	(52)
Unrealized net gain on derivatives	1,337	(535)	802
Change related to employee benefit plans	(813)	305	(508)
Reclassification adjustment for realized gains and losses on securities	(1,073)	319	(754)
Reclassification adjustment for realized gains and losses on derivatives	(181)	67	(114)

AOCI, December 31, 2008	1,523	(542)	981
Unrealized net gain on securities	529	(188)	341
Unrealized net gain on derivatives	(190)	59	(131)
Change related to employee benefit plans	394	(143)	251
Adoption of OTTI guidance	(12)	4	(8)
Reclassification adjustment for realized gains and losses on securities	(98)	38	(60)
Reclassification adjustment for realized gains and losses on derivatives	(485)	181	(304)

AOCI, December 31, 2009	1,661	(591)	1,070
Unrealized net gain on securities	770	(283)	487
Unrealized net gain on derivatives	802	(293)	509
Change related to employee benefit plans	106	(46)	60
Reclassification adjustment for realized gains and losses on securities	(191)	70	(121)
Reclassification adjustment for realized gains and losses on derivatives	(617)	228	(389)

AOCI, December 31, 2010	$2,531	($915)	$1,616

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The components of AOCI at December 31 were as follows:

(Dollars in millions)	2010	2009	2008
Unrealized net gain on AFS securities	$1,526	$1,160	$887
Unrealized net gain on derivative financial instruments	532	412	847
Employee benefit plans	(442)	(502)	(753)

Total AOCI	$1,616	$1,070	$981

Note 24 - Other Noninterest Expense

Other noninterest expense in the Consolidated Statements of Income/(Loss) includes:

	Twelve Months Ended December 31
(Dollars in millions)	2010	2009	2008
Consulting and legal	$84	$57	$59
Postage and delivery	83	84	90
Communications	64	67	70
Other staff expense	55	51	70
Operating supplies	47	41	44
Other expense	332	330	328

Total other noninterest expense	$665	$630	$661

Note 25 - SunTrust Banks, Inc. (Parent Company Only) Financial Information

Statements of Income/(Loss) - Parent Company Only

(Dollars in millions)	2010	2009	2008
Income
From subsidiaries:
Dividends	$28	$14	$1,068
Interest on loans	2	3	26
Trading account gains/(losses) and commissions	44	(2)	(72)
Other income	165	62	271

Total income	239	77	1,293

Expense
Interest on short-term borrowings	9	8	34
Interest on long-term debt	228	273	309
Employee compensation and benefits	(13)	(46)	(3)
Service fees to subsidiaries	2	15	12
Other expense	21	36	5

Total expense	247	286	357

Income/(loss) before income taxes and equity in undistributed income/(loss) of subsidiaries	(8)	(209)	936
Income tax benefit	12	97	40

Income/(loss) before equity in undistributed income/(loss) of subsidiaries	4	(112)	976
Equity in undistributed income/(loss) of subsidiaries	185	(1,452)	(180)

Net income/(loss)	189	(1,564)	796
Series A preferred dividends	(7)	(14)	(22)
U.S. Treasury preferred dividends and accretion of discount	(267)	(266)	(27)
Gain on repurchase of Series A preferred stock	-	94	-
Dividends and undistributed earnings allocated to unvested shares	(2)	17	(6)

Net income/(loss) available to common shareholders	($87)	($1,733)	$741

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2010	2009
Assets
Cash in subsidiary banks	$1	$1
Interest-bearing deposits in other banks	2,876	2,794

Cash and cash equivalents	2,877	2,795
Trading assets	207	341
Securities available for sale	4,717	5,644
Loans to subsidiaries	481	699
Investment in capital stock of subsidiaries stated on the basis of the
Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	20,631	19,022
Nonbanking subsidiaries	1,249	1,137
Premises and equipment	1	1
Goodwill	99	99
Other assets	323	393

Total assets	$30,585	$30,131

Liabilities and Shareholders’ Equity
Short-term borrowings from:
Subsidiaries	$284	$272
Non-affiliated companies	1,355	1,363
Long-term debt	5,138	5,474
Other liabilities	807	599

Total liabilities	7,584	7,708

Preferred stock	4,942	4,917
Common stock	515	515
Additional paid in capital	8,403	8,521
Retained earnings	8,542	8,563
Treasury stock, at cost, and other	(1,017)	(1,163)
Accumulated other comprehensive income	1,616	1,070

Total shareholders’ equity	23,001	22,423

Total liabilities and shareholders’ equity	$30,585	$30,131

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net income/(loss)	$189	($1,564)	$796
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net gain on sale of businesses	-	-	(201)
Equity in undistributed income/(loss) of subsidiaries	(185)	1,452	180
Depreciation, amortization and accretion	15	12	4
Stock option compensation	24	11	20
Deferred income tax (benefit)/provision	(7)	23	(33)
Excess tax benefits from stock-based compensation	-	-	(5)
Net loss on extinguishment of debt	1	32	-
Amortization of restricted stock compensation	42	66	77
Net gain on sale of assets	(18)	-	-
Net securities gains	(38)	(7)	-
Contributions to retirement plans	(8)	(26)	(64)
Net decrease in other assets	38	50	242
Net increase/(decrease) in other liabilities	123	48	(96)

Net cash provided by operating activities	176	97	920

Cash Flows from Investing Activities:
Proceeds from sale of businesses	-	-	314
Net cash equivalents acquired in acquisitions	-	-	2
Proceeds from maturities, calls and repayments of securities available for sale	164	81	17
Proceeds from sales of securities available for sale	7,664	38	-
Purchases of securities available for sale	(7,737)	(5,540)	(47)
Proceeds from maturities, calls and repayments of trading securities	97	129	518
Proceeds from sales of trading securities	79	9	402
Purchases of trading securities	-	(87)	(215)
Net change in loans to subsidiaries	221	134	47
Capital contributions to subsidiaries	-	-	(268)
Sale of other assets	7	-	-
Other, net	15	2	1

Net cash provided by/(used in) investing activities	510	(5,234)	771

Cash Flows from Financing Activities:
Net increase/(decrease) in other short-term borrowings	5	444	(1,245)
Proceeds from the issuance of long-term debt	-	575	1,550
Repayment of long-term debt	(350)	(673)	(959)
Proceeds from the issuance of preferred stock	-	-	4,850
Proceeds from the exercise of stock options	-	-	25
Excess tax benefits from stock-based compensation	-	-	4
Proceeds from the issuance of common stock	-	1,830	-
Repurchase of preferred stock	-	(228)	-
Dividends paid	(259)	(329)	(1,041)

Net cash (used in)/provided by financing activities	(604)	1,619	3,184

Net increase/(decrease) in cash and cash equivalents	82	(3,518)	4,875
Cash and cash equivalents at beginning of period	2,795	6,313	1,438

Cash and cash equivalents at end of period	$2,877	2,795	$6,313

Supplemental Disclosures:
Income taxes (paid to)/received from subsidiaries	($338)	$125	$333
Income taxes received/(paid) by Parent Company	406	(1)	(314)

Net income taxes received by Parent Company	$68	$124	$19

Interest paid	$233	$275	$332
Issuance of common stock for acquisition of GB&T	-	-	155
Extinguishment of forward stock purchase contract	-	174	-
Gain on repurchase of Series A preferred stock	-	94	-
Noncash capital contribution to subsidiary	997	152	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2010. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2010, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2010. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2012,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2011 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION.

The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “2010 Summary Compensation Table,” “2010 Grants and Plan-Based Awards,” “Option Exercises and Stock Vested in 2010,” “Outstanding Equity Awards at December 31, 2010,” “2010 Pension Benefits,” “2010 Nonqualified Deferred Compensation,” and “2010 Potential Payments Upon Termination or Change in Control”), “2010 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2011 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons,” “Stock Ownership of Directors, Nominee and Management,” and “Stock Ownership of Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2011 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2011 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 26, 2011 and to be filed with the Commission is incorporated by reference into this Item 14.

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:

Consolidated Statements of Income/(Loss) for the year ended December 31, 2010, 2009, and 2008;

Consolidated Balance Sheets as of December 31, 2010, and 2009;

Consolidated Statements of Shareholders’ Equity as of December 31, 2010, 2009, and 2008; and

Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009, and 2008.

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

*

4.14	Warrant to Purchase up to 6,008,902 shares of Common Stock dated as of December 31, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

4.15	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 12, 2006.	*

Exhibit	Description

4.16	Form of Series C Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed November 17, 2008.	*

4.17	Form of Series D Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

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

*

10.2

SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement filed March 6, 2009, as amended December 30, 2009, such amendment incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2010; together with (i) Form of Nonqualified Stock Option Agreement, (ii) Form of Performance-Vested Stock Option Agreement, (iii) Form of Restricted Stock Agreement (3-year ratable vesting), (iv) Form of Restricted Stock Agreement (3-year cliff vesting), (v) Form of Non-Employee Director Restricted Stock Agreement, (vi) Form of Performance Stock Agreement, (vii) Form of Performance Stock Unit Agreement, (viii) Form of Non- Employee Director Restricted Stock Unit Agreement, (ix) Form of CPP Long Term Restricted Stock Award Agreement, and (x) Form of (2010) Salary Share Stock Unit Award Agreement, and (xi) Form of 2011 SunTrust Banks, Inc. Salary Share Award Agreement, each under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to (i through viii) exhibits 10.1.1 to 10.1.8 to Registration Statement on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 to Form 10-Q filed November 5, 2010; (x) exhibit 10.2 to Form 8-K/A filed January 13, 2010; and (xi) exhibit 10.5 to Form 8-K filed January 6, 2011.

*

10.3

SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (ii)Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.

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

*

10.7

SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2010, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed January 6, 2011.

*

Exhibit	Description

10.8

Crestar Financial Corporation Supplemental Executive Retirement Plan, amended and restated as of January 1, 2010, incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed February 23, 2010.

*

10.9

SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated as of January 1, 2010, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 6, 2011.

*

10.10	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 6, 2011.	*

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

*

10.12

Form of Change in Control Agreement between Registrant and James M. Wells III and Mark A. Chancy effective as of January 1, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

*

10.13

Form of Change in Control Agreements between Registrant and William H. Rogers, Jr., Timothy E. Sullivan, and Thomas E. Freeman, effective as of January 1, 2010, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.

*

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

*

Exhibit	Description

10.21

Form of Waiver, executed by each of Messrs. James M. Wells III, Mark A. Chancy, William H. Rogers, Jr., and Timothy E. Sullivan (incorporated by reference to Ex. 10.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).

*

10.22

Form of Letter Agreement, executed between each of Messrs. James M. Wells III, Mark A. Chancy, William H. Rogers, Jr., and Timothy E. Sullivan and the Registrant (incorporated by reference to Ex. 10.3 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).

*

10.23	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

10.24

GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of GB&T Bancshares Inc. filed April 18, 2007 (File No. 005-82430).

*

10.25	SunTrust Banks, Inc. Restoration Plan effective as of January 1, 2011, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 6, 2011.	*

10.26	SunTrust Banks, Inc. 401(k) Plan, as amended and restated effective January 1, 2010 (reflecting amendments through December 31, 2010).	(filed herewith)

10.27	SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of January 1, 2011.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

99.1	Certification of Chairman and Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

99.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

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

SUNTRUST BANKS, INC.

	By:	/s/ James M. Wells III
James M. Wells III Chairman and Chief Executive Officer

Dated:	February 25, 2011

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

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures		Title
Principal Executive Officer:

/s/ James M. Wells III James M. Wells III	2/25/2011 Date	Chairman and Chief Executive Officer; Director

Principal Financial Officer:

/s/ Mark A. Chancy Mark A. Chancy	2/25/2011 Date	Corporate Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ Thomas E. Panther Thomas E. Panther	2/25/2011 Date	Senior Vice President, Controller and Principal Accounting Officer

Directors:

/s/ Robert M. Beall, II Robert M. Beall, II	2/25/2011 Date	Director

/s/ Alston D. Correll Alston D. Correll	2/25/2011 Date	Director

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	2/25/2011 Date	Director

/s/ Blake P. Garrett, Jr. Blake P. Garrett, Jr.	2/25/2011 Date	Director

/s/ David H. Hughes David H. Hughes	2/25/2011 Date	Director

/s/ M. Douglas Ivester M. Douglas Ivester	2/25/2011 Date	Director

/s/ J. Hicks Lanier J. Hicks Lanier	2/25/2011 Date	Director

/s/ William A. Linnenbringer William A. Linnenbringer	2/6/2011 Date	Director

/s/ G. Gilmer Minor, III G. Gilmer Minor, III	2/8/2011 Date	Director

/s/ Larry L. Prince Larry L. Prince	2/25/2011 Date	Director

/s/ Frank S. Royal, M.D. Frank S. Royal, M.D.	2/25/2011 Date	Director

/s/ Thomas R. Watjen Thomas R. Watjen	2/25/2011 Date	Director

/s/ Karen Hastie Williams Karen Hastie Williams	2/25/2011 Date	Director

/s/ Dr. Phail Wynn, Jr. Dr. Phail Wynn, Jr.	2/25/2011 Date	Director