Form 10-Q
period 2011-03-31
SUNTRUST BANKS INC
filed 2011-05-06
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

At April 27, 2011, 536,888,834 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.

AFS — Available for sale.

ALCO — Asset/Liability Management Committee.

ALLL — Allowance for loan and lease losses.

AOCI — Accumulated other comprehensive income.

ARS — Auction rate securities.

ASC —FASB Accounting Standard Codification.

ASU — Accounting standards update.

ATE — Additional termination event.

ATM — Automated teller machine.

Bank — SunTrust Bank.

Board — The Company’s Board of Directors.

CCAR — Comprehensive Capital Analysis and Review.

CDO — Collateralized debt obligation.

CD — Certificate of deposit.

CDS — Credit default swaps.

CIB — Corporate and Investment Banking.

Class B shares —Visa Inc. Class B common stock.

CLO — Collateralized loan obligation.

Coke —The Coca-Cola Company.

Company — SunTrust Banks, Inc.

CP — Commercial paper.

CPP — Capital Purchase Program.

CRE — Commercial Real Estate.

CSA — Credit support annex.

DBRS — Dun and Bradstreet, Inc.

Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

EPS — Earnings per share.

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

i

GB&T — GB&T Bancshares, Inc.

GSE — Government-sponsored enterprise.

IRLC — Interest rate lock commitments.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Associations Master Agreement.

LHFI — Loans held for investment.

LHFI-FV — Loans held for investment carried at fair value.

LHFS — Loans held for sale.

LIBOR —London InterBank Offered Rate.

LOCOM – Lower of cost or market.

LTI — Long-term incentive.

LTV— Loan to value.

MBS — Mortgage-backed securities.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Moody’s — Moody’s Investors Service.

MSR — Mortgage servicing right.

MVE — Market value of equity.

NEO — Named executive officers.

NOW — Negotiable order of withdrawal account.

NPL — Nonperforming loan.

NSF — Non-sufficient funds.

OCI — Other comprehensive income.

OREO — Other real estate owned.

OTC — Over-the-counter.

OTTI — Other-than-temporary impairment.

Parent Company — Parent Company of SunTrust Banks, Inc. and subsidiaries.

QSPE — Qualifying special-purpose entity.

RidgeWorth — RidgeWorth Capital Management, Inc.

ROA— Return on average total assets.

ROE — Return on average common shareholders’ equity.

S&P — Standard and Poor’s.

SBA — Small Business Administration.

SEC —U.S. Securities and Exchange Commission.

SIV — Structured investment vehicles.

SPE — Special purpose entity.

STIS — SunTrust Investment Services, Inc.

STM — SunTrust Mortgage, Inc.

STRH — SunTrust Robinson Humphrey, Inc.

SunTrust — SunTrust Banks, Inc.

SunTrust Community Capital — SunTrust Community Capital, LLC.

TARP — Troubled Asset Relief Program.

ii

TDR — Troubled debt restructuring.

The Agreements — Equity forward agreements.

Three Pillars —Three Pillars Funding, LLC.

TRS — Total return swaps.

U.S. GAAP — Generally Accepted Accounting Principles in the United States.

U.S. Treasury — The United States Department of the Treasury.

UTB — Unrecognized tax benefits.

VA —Veteran’s Administration.

VAR —Value at risk.

VI — Variable interest.

VIE — Variable interest entity.

Visa —The Visa, U.S.A. Inc. card association or its affiliates, collectively.

W&IM — Wealth and Investment Management.

iii

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended March 31
(Dollars and shares in millions, except per share data) (Unaudited)	2011	2010
Interest Income
Interest and fees on loans	$1,314	$1,317
Interest and fees on loans held for sale	28	33
Interest and dividends on securities available for sale
Taxable interest	165	176
Tax-exempt interest	5	9
Dividends[1]	20	19
Trading account interest	22	20

Total interest income	1,554	1,574

Interest Expense
Interest on deposits	169	233
Interest on funds purchased and securities sold under agreements to repurchase	1	1
Interest on trading liabilities	8	6
Interest on other short-term borrowings	3	3
Interest on long-term debt	124	159

Total interest expense	305	402

Net interest income	1,249	1,172
Provision for credit losses	447	862

Net interest income after provision for credit losses	802	310

Noninterest Income
Service charges on deposit accounts	163	196
Other charges and fees	126	129
Card fees	100	87
Trust and investment management income	135	122
Retail investment services	58	47
Mortgage production related loss	(1)	(31)
Mortgage servicing related income	72	70
Investment banking income	67	56
Trading account profits/(losses) and commissions	52	(7)
Net securities gains[2]	64	1
Other noninterest income	47	28

Total noninterest income	883	698

Noninterest Expense
Employee compensation	618	557
Employee benefits	136	135
Outside processing and software	158	149
Net occupancy expense	89	91
Regulatory assessments	71	64
Other real estate expense	69	46
Credit and collection services	51	74
Equipment expense	44	41
Marketing and customer development	38	34
Operating losses	27	14
Amortization of intangible assets	11	13
Net gain on debt extinguishment	(1)	(9)
Other noninterest expense	154	152

Total noninterest expense	1,465	1,361

Income/(loss) before provision/(benefit) for income taxes	220	(353)
Provision/(benefit) for income taxes	33	(194)

Net income/(loss) including income attributable to noncontrolling interest	187	(159)
Net income attributable to noncontrolling interest	7	2

Net income/(loss)	$180	($161)

Net income/(loss) available to common shareholders	$38	($229)

Net income/(loss) per average common share
Diluted[3]	$0.08	($0.46)
Basic	0.08	(0.46)

Dividends declared per common share	0.01	0.01

Average common shares - diluted	504	498
Average common shares - basic	500	495
[1]Includes dividends on common stock of The Coca-Cola Company.	$14	$13

2Includes other-than-temporary impairment losses of $1 million for the three months ended March 31, 2011 and 2010. There were no non-credit related unrealized other-than-temporary impairment losses recorded in other comprehensive income, before taxes, for the three months ended March 31, 2011 and 2010.

3For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	December 31	December 31
	As of
(Dollars in millions and shares in thousands) (Unaudited)	March 31 2011	December 31 2010
Assets
Cash and due from banks	$5,216	$4,296
Interest-bearing deposits in other banks	20	24
Funds sold and securities purchased under agreements to resell	981	1,058

Cash and cash equivalents	6,217	5,378
Trading assets	6,289	6,175
Securities available for sale	26,569	26,895
Loans held for sale[1] (loans at fair value: $1,837 as of March 31, 2011; $3,168 as of December 31, 2010)	2,165	3,501
Loans[2] (loans at fair value: $457 as of March 31, 2011; $492 as of December 31, 2010)	114,932	115,975
Allowance for loan and lease losses	(2,854)	(2,974)

Net loans	112,078	113,001
Premises and equipment	1,575	1,620
Goodwill	6,324	6,323
Other intangible assets (MSRs at fair value: $1,538 as of March 31, 2011; $1,439 as of December 31, 2010)	1,659	1,571
Other real estate owned	534	596
Other assets	7,384	7,814

Total assets	$170,794	$172,874

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$28,521	$27,290
Interest-bearing consumer and commercial deposits	93,038	92,735

Total consumer and commercial deposits	121,559	120,025
Brokered deposits (CDs at fair value: $1,181 as of March 31, 2011; $1,213 of December 31, 2010)	2,369	2,365
Foreign deposits	57	654

Total deposits	123,985	123,044
Funds purchased	1,150	951
Securities sold under agreements to repurchase	2,113	2,180
Other short-term borrowings	2,858	2,690
Long-term debt [3] (debt at fair value: $2,854 as of March 31, 2011; $2,837 as of December 31, 2010)	14,663	13,648
Trading liabilities	2,731	2,678
Other liabilities	4,071	4,553

Total liabilities	151,571	149,744

Preferred stock, no par value	172	4,942
Common stock, $1.00 par value	550	515
Additional paid in capital	9,324	8,403
Retained earnings	8,575	8,542
Treasury stock, at cost, and other	(823)	(888)
Accumulated other comprehensive income, net of tax	1,425	1,616

Total shareholders’ equity	19,223	23,130

Total liabilities and shareholders’ equity	$170,794	$172,874

Common shares outstanding	536,817	500,436
Common shares authorized	750,000	750,000
Preferred shares outstanding	2	50
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	13,104	14,231

[1]Includes loans held for sale, at fair value, of consolidated VIEs	$324	$316
[2]Includes loans of consolidated VIEs	2,750	2,869
[3]Includes debt of consolidated VIEs	754	764

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net loss	-	-	-	-	(161)	-	-	(161)
Other comprehensive income:
Change in unrealized gains on securities, net of taxes	-	-	-	-	-	-	39	39
Change in unrealized gains on derivatives, net of taxes	-	-	-	-	-	-	122	122
Change related to employee benefit plans	-	-	-	-	-	-	75	75

Total comprehensive income								75
Change in noncontrolling interest	-	-	-	-	-	(2)	-	(2)
Common stock dividends, $0.01 per share	-	-	-	-	(5)	-	-	(5)
Series A preferred stock dividends, $1,000 per share	-	-	-	-	(2)	-	-	(2)
U.S. Treasury preferred stock dividends, $1,250 per share	-	-	-	-	(60)	-	-	(60)
Accretion of discount associated with U.S.
Treasury preferred stock	6	-	-	-	(6)	-	-	-
Stock compensation expense	-	-	-	6	-	-	-	6
Restricted stock activity	-	1	-	(68)	-	40	-	(28)
Amortization of restricted stock compensation	-	-	-	-	-	12	-	12
Issuance of stock for employee benefit plans and other	-	-	-	(13)	1	16	-	4
Fair value election of MSRs	-	-	-	-	89	-	-	89

Balance, March 31, 2010	$4,923	500	$515	$8,446	$8,419	($989)	$1,306	$22,620

Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	-	-	-	-	180	-	-	180
Other comprehensive income:
Change in unrealized losses on securities, net of taxes	-	-	-	-	-	-	(69)	(69)
Change in unrealized losses on derivatives, net of taxes	-	-	-	-	-	-	(125)	(125)
Change related to employee benefit plans	-	-	-	-	-	-	3	3

Total comprehensive loss								(11)
Change in noncontrolling interest	-	-	-	-	-	2	-	2
Common stock dividends, $0.01 per share	-	-	-	-	(5)	-	-	(5)
Series A preferred stock dividends, $1,000 per share	-	-	-	-	(2)	-	-	(2)
U.S. Treasury preferred stock dividends, $1,236 per share	-	-	-	-	(60)	-	-	(60)
Accretion of discount associated with U.S.
Treasury preferred stock	6	-	-	-	(6)	-	-	-
Repurchase of preferred stock issued to the U.S. Treasury and associated accelerated accretion	(4,776)	-	-	-	(74)	-	-	(4,850)
Issuance of common stock	-	35	35	981	-	-	-	1,016
Stock compensation expense	-	-	-	3	-	-	-	3
Restricted stock activity	-	2	-	(58)	-	43	-	(15)
Amortization of restricted stock compensation	-	-	-	-	-	9	-	9
Issuance of stock for employee benefit plans and other	-	-	-	(5)	-	11	-	6

Balance, March 31, 2011	$172	537	$550	$9,324	$8,575	($823)	$1,425	$19,223

1	Balance at March 31, 2011 includes ($881) for treasury stock, ($73) for compensation element of restricted stock, and $131 for noncontrolling interest.

Balance at March 31, 2010 includes ($1,030) for treasury stock, ($65) for compensation element of restricted stock, and $106 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2011	2010
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	$187	($159)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	186	198
Origination of Mortgage Servicing Rights	(88)	(66)
Provisions for credit losses and foreclosed property	490	904
Amortization of restricted stock compensation	9	12
Stock option compensation	3	6
Net gain on extinguishment of debt	(1)	(9)
Net securities gains	(64)	(1)
Net gain on sale of assets	(16)	(8)
Net decrease in loans held for sale	1,465	441
Net increase in other assets	(125)	(860)
Net (decrease)/increase in other liabilities	(141)	872

Net cash provided by operating activities	1,905	1,330

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	1,158	1,106
Proceeds from sales of securities available for sale	9,413	2,726
Purchases of securities available for sale	(10,100)	(1,570)
Proceeds from maturities, calls and paydowns of trading securities	77	44
Proceeds from sales of trading securities	102	-
Net (increase)/decrease in loans, including purchases of loans	(304)	497
Proceeds from sales of loans	143	230
Capital expenditures	(1)	(48)
Proceeds from the sale of other assets	198	152

Net cash provided by investing activities	686	3,137

Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	941	(3,113)
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	301	(1,048)
Proceeds from the issuance of long-term debt	1,039	-
Repayment of long-term debt	(132)	(926)
Proceeds from the issuance of common stock	1,016	-
Repurchase of preferred stock	(4,850)	-
Common and preferred dividends paid	(67)	(67)

Net cash used in financing activities	(1,752)	(5,154)

Net increase/(decrease) in cash and cash equivalents	839	(687)
Cash and cash equivalents at beginning of period	5,378	6,997

Cash and cash equivalents at end of period	$6,217	$6,310

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$5	$3
Loans transferred from loans to loans held for sale	122	185
Loans transferred from loans to other real estate owned	201	182
Accretion on preferred stock issued to the U.S. Treasury	80	6
Total assets of newly consolidated VIEs at January 1, 2010	-	2,049

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

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010. Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update added a new requirement to disclose transfers in and out of level 1 and level 2 of the fair value hierarchy, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 instruments. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for the interim reporting period ending March 31, 2011. The adoption of these disclosure requirements had no impact on the Company’s financial position, results of operations, and EPS.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them. The disclosure requirements that were effective as of December 31, 2010 are included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements. Disclosures about activity that occurs during a reporting period were effective for the interim reporting period ending March 31, 2011 and are also included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements. The adoption of the credit quality disclosures did not have an impact on the Company’s financial position, results of operations, and EPS.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update requires companies to perform a step 2 analysis if the carrying value of a reporting unit is zero or negative and if it is more likely than not that goodwill is impaired. The update is effective for goodwill impairment testing performed during 2011 with any resulting impairment charge recorded through a cumulative effect adjustment to beginning retained earnings. The Company has adopted the standard as of January 1, 2011 and will apply the new guidance to future goodwill impairment testing. The Company does not expect the standard to have a substantive impact on its goodwill impairment evaluation.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a TDR, both for purposes of recording impairment and disclosing TDRs. A restructuring of a credit arrangement constitutes a TDR if the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs will be applied prospectively beginning in the third quarter of 2011. The related disclosures which were previously deferred will be required for the interim reporting period ending September 30, 2011. The Company is still in the process of evaluating the impact of the standard. However, we do not anticipate adoption to have a significant impact on the Company’s financial position, results of operations, and EPS.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 2 – Securities Available for Sale

Securities AFS at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$223	$-	$1	$222
Federal agency securities	3,829	13	26	3,816
U.S. states and political subdivisions	537	17	3	551
MBS - agency	17,679	348	32	17,995
MBS - private	355	2	19	338
CDO securities	77	-	-	77
ABS	710	14	4	720
Corporate and other debt securities	55	2	1	56
Coke common stock	-	1,990	-	1,990
Other equity securities[1]	803	1	-	804

Total securities AFS	$24,268	$2,387	$86	$26,569

	December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO securities	50	-	-	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	-	1,973	-	1,973
Other equity securities[1]	886	1	-	887

Total securities AFS	$24,484	$2,534	$123	$26,895

1At March 31, 2011, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $114 million in mutual fund investments (par value). At December 31, 2010, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $197 million in mutual fund investments (par value).

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $4.9 billion and $6.9 billion as of March 31, 2011 and December 31, 2010, respectively. Further, under The Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 11, “Derivative Financial Instruments” to the Consolidated Financial Statements. The Company has also pledged $889 million of certain trading assets and cash equivalents to secure $867 million of repurchase agreements as of March 31, 2011.

The amortized cost and fair value of investments in debt securities at March 31, 2011 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$2	$221	$-	$-	$223
Federal agency securities	62	3,245	484	38	3,829
U.S. states and political subdivisions	127	279	48	83	537
MBS - agency	338	12,740	1,773	2,828	17,679
MBS - private	34	318	3	-	355
CDO securities	-	77	-	-	77
ABS	203	503	4	-	710
Corporate and other debt securities	6	6	17	26	55

Total debt securities	$772	$17,389	$2,329	$2,975	$23,465

Fair Value
U.S. Treasury securities	$2	$220	$-	$-	$222
Federal agency securities	62	3,230	487	37	3,816
U.S. states and political subdivisions	129	292	49	81	551
MBS - agency	348	13,001	1,806	2,840	17,995
MBS - private	32	303	3	-	338
CDO securities	-	77	-	-	77
ABS	209	507	4	-	720
Corporate and other debt securities	6	6	19	25	56

Total debt securities	$788	$17,636	$2,368	$2,983	$23,775

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Gross realized gains	$143	$15
Gross realized losses	(78)	(13)
OTTI	(1)	(1)

Net securities gains	$64	$1

Securities in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 were as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	March 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$201	$1	$-	$-	$201	$1
Federal agency securities	3,402	26	-	-	3,402	26
U.S. states and political subdivisions	30	1	36	2	66	3
MBS - agency	4,770	32	-	-	4,770	32
MBS - private	3	-	24	2	27	2
CDO securities	27	-	-	-	27	-
ABS	-	-	13	3	13	3
Corporate and other debt securities	-	-	3	1	3	1

Total temporarily impaired securities	8,433	60	76	8	8,509	68

Other-than-temporarily impaired securities[1]
MBS - private	19	-	261	17	280	17
ABS	2	-	3	1	5	1

Total other-than-temporarily impaired securities	21	-	264	18	285	18

Total impaired securities	$8,454	$60	$340	$26	$8,794	$86

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$2,010	$45	$-	$-	$2,010	$45
Federal agency securities	1,426	7	-	-	1,426	7
U.S. states and political subdivisions	45	1	35	2	80	3
MBS - agency	3,497	28	-	-	3,497	28
MBS - private	18	-	17	3	35	3
ABS	-	-	14	4	14	4
Corporate and other debt securities	-	-	3	1	3	1

Total temporarily impaired securities	6,996	81	69	10	7,065	91

Other-than-temporarily impaired securities[1]
MBS - private	-	-	286	31	286	31
ABS	4	1	-	-	4	1

Total other-than-temporarily impaired securities	4	1	286	31	290	32

Total impaired securities	$7,000	$82	$355	$41	$7,355	$123

1 Includes OTTI for which credit losses have been recorded in earnings in current or prior periods.

The Company held certain investment securities having unrealized loss positions. As of March 31, 2011, the Company did not intend to sell these securities nor was it more likely than not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company records OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in OCI. The unrealized OTTI loss relating to private MBS as of March 31, 2011 includes purchased and retained interests from securitizations that have been other-than-temporarily impaired in current and prior periods. The unrealized OTTI loss relating to ABS is related to two securities within the portfolio that are home equity issuances and have also been other-than-temporarily impaired in prior periods. Based on the analysis of the underlying cash flows of these securities, there is no expectation of further credit impairment. In addition, the expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced, and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

The following is a rollforward of credit losses recognized in earnings for the three months ended March 31, 2011 and 2010, related to securities for which some portion of the OTTI loss remains in AOCI:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)
Balance, as of January 1, 2010	$22
Additions/reductions[1]	-

Balance, as of March 31, 2010	$22

Balance, as of January 1, 2011	$20
Additions:
OTTI credit losses on previously impaired securities	1

Balance, as of March 31, 2011	$21

[1] During the three months ended March 31, 2010, the Company recognized $1 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from these amounts.

All securities AFS are reviewed quarterly for OTTI. The securities that gave rise to the credit impairment recognized during the three months ended March 31, 2011 consisted of private MBS with a fair market value of $114 million at March 31, 2011. The securities impacted by credit impairment during the three months ended March 31, 2010, were primarily private MBS with a fair value of less than $1 million as of March 31, 2010. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled at the loan level underlying each security, and the Company also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three months ended March 31, 2011 and 2010, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans originated in 2006 and 2007, the majority of which were originated by the Company and, therefore, have geographic concentrations in the Company’s primary footprint. In addition, the Company has not purchased new private MBS in securities AFS during the three months ended March 31, 2011, and continues to reduce existing exposure primarily through paydowns.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the three months ended March, 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Current default rate	5 - 7%	2 - 6%
Prepayment rate	13 - 19%	15 - 22%
Loss severity	39 - 43%	37 - 46%

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 3 - Loans

The composition of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is shown in the following table:

(Dollars in millions)	March 31, 2011	December 31, 2010
Commercial loans:

Commercial & industrial[1]	$45,080	$44,753
Commercial real estate	6,043	6,167
Commercial construction	2,109	2,568

Total commercial loans	53,232	53,488
Residential loans:
Residential mortgages - guaranteed	4,516	4,520
Residential mortgages - nonguaranteed[2]	23,443	23,959
Home equity products	16,382	16,751
Residential construction	1,208	1,291

Total residential loans	45,549	46,521
Consumer loans:
Guaranteed student loans	4,477	4,260
Other direct	1,786	1,722
Indirect	9,469	9,499
Credit cards	419	485

Total consumer loans	16,151	15,966

LHFI	$114,932	$115,975

LHFS	$2,165	$3,501

1Includes $4 million of loans previously acquired from GB&T and carried at fair value at March 31, 2011 and December 31, 2010, respectively.

2Includes $453 million and $488 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company transferred $122 million in LHFI to LHFS, including $57 million of nonperforming residential mortgages that the Company intends to sell in future periods. The Company recorded an incremental charge-off of $10 million in connection with the transfer of the NPLs; the remaining loans were transferred at carrying value. Additionally, during the three months ended March 31, 2011, the Company sold $141 million in loans that had been held for investment at December 31, 2010 for approximately their carrying value. There were no other material purchases or sales of LHFI during the period.

The Company evaluates the credit quality of its loan portfolio based on internal credit risk ratings using numerous factors, including consumer credit risk scores, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. For the Commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. Criticized loans typically have a higher probability of default. As a result, Criticized loans are further categorized into accruing and nonaccruing, representing management’s assessment of the collectability of principal and interest. Ratings for individual loans are updated at least annually or more frequently if there is a material change in creditworthiness. For consumer and residential loans, the Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly.

LHFI by credit quality indicator are shown in the tables below. Student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss have been excluded from the tables.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit rating:
Pass	$42,543	$42,140	$4,192	$4,316	$701	$836
Criticized accruing	1,952	2,029	1,416	1,509	565	771
Criticized nonaccruing	585	584	435	342	843	961

Total	$45,080	$44,753	$6,043	$6,167	$2,109	$2,568

	Residential mortgages - nonguaranteed		Home equity products		Residential construction
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Current FICO score range:
700 and above	$15,660	$15,920	$11,436	$11,673	$791	$828
620 - 699	4,419	4,457	2,855	2,897	241	258

Below 620[1]	3,364	3,582	2,091	2,181	176	205

Total	$23,443	$23,959	$16,382	$16,751	$1,208	$1,291

	Consumer - other direct[2]		Consumer - indirect		Consumer - credit cards
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Current FICO score range:
700 and above	$1,028	$973	$6,805	$6,780	$214	$258
620 - 699	229	231	1,784	1,799	133	149

Below 620[1]	100	105	880	920	72	78

Total	$1,357	$1,309	$9,469	$9,499	$419	$485

1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

2Excludes $429 million and $413 million as of March 31, 2011 and December 31, 2010, respectively, of private-label student loans with third party insurance.

The payment status for the LHFI portfolio at March 31, 2011 and December 31, 2010 is shown in the tables below:

	As of March 31, 2011
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:

Commercial & industrial[1]	$44,379	$99	$17	$585	$45,080
Commercial real estate	5,587	20	1	435	6,043
Commercial construction	1,253	10	3	843	2,109

Total commercial loans	51,219	129	21	1,863	53,232
Residential loans:
Residential mortgages - guaranteed	3,433	136	947	-	4,516
Residential mortgages - nonguaranteed[2]	21,558	381	46	1,458	23,443
Home equity products	15,800	239	-	343	16,382
Residential construction	892	36	5	275	1,208

Total residential loans	41,683	792	998	2,076	45,549
Consumer loans:
Guaranteed student loans	3,457	397	623	-	4,477
Other direct	1,750	20	5	11	1,786
Indirect	9,383	64	1	21	9,469
Credit cards	400	9	10	-	419

Total consumer loans	14,990	490	639	32	16,151

Total LHFI	$107,892	$1,411	$1,658	$3,971	$114,932

1Includes $4 million in loans carried at fair value at March 31, 2011.

2Includes $453 million in loans carried at fair value at March 31, 2011.

3Total nonaccruing loans past due 90 days or more totaled $3.0 billion at March 31, 2011. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

1Includes $4 million in loans carried at fair value at December 31, 2010.

2Includes $488 million in loans carried at fair value at December 31, 2010.

3Total nonaccruing loans past due 90 days or more totaled $3.3 billion at December 31, 2010. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Large commercial nonaccrual loans and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss.

	As of March 31, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$112	$102	$-	$104	$-
Commercial real estate	80	64	-	57	-
Commercial construction	133	119	-	109	1

Total commercial loans	325	285	-	270	1
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	195	175	46	172	-
Commercial real estate	140	120	33	118	-
Commercial construction	454	392	114	390	1

Total commercial loans	789	687	193	680	1
Residential loans:
Residential mortgages - nonguaranteed	2,803	2,452	310	2,463	22
Home equity products	516	486	96	407	5
Residential construction	228	196	25	200	2

Total residential loans	3,547	3,134	431	3,070	29
Consumer loans:
Other direct	12	12	2	10	-

Total impaired loans	$4,673	$4,118	$626	$4,030	$31

1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

2Of the total interest income recognized for the three months ended March 31, 2011, cash basis interest income was $6 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Included in the impaired loan balances above were $2.5 billion of accruing TDRs at both March 31, 2011 and December 31, 2010, of which 86% and 85% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Nonperforming assets at March 31, 2011 and December 31, 2010 are shown in the following table:

(Dollars in millions)	March 31, 2011	December 31, 2010
Nonperforming Assets
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial[1]	$585	$584
Commercial real estate	435	342
Commercial construction	843	961
Residential loans:
Residential mortgages - nonguaranteed[2]	1,458	1,543
Home equity products	343	355
Residential construction	275	290
Consumer loans:
Other direct	11	10
Indirect	21	25

Total nonaccrual/NPLs	3,971	4,110
OREO[3]	534	596
Other repossessed assets	16	52
Nonperforming LHFS	47	-

Total nonperforming assets	$4,568	$4,758

1Includes $4 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

2Includes $19 million and $24 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

3Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

Notes to Consolidated Financial Statements (Unaudited)-Continued

At March 31, 2011 and December 31, 2010, the Company had $29 million and $15 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

Concentrations of Credit Risk

The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S.

The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2011, the Company owned $45.5 billion in residential loans, representing 40% of total LHFI, and had $13.4 billion in commitments to extend credit on home equity lines and $9.9 billion in mortgage loan commitments. Of the residential loans owned at March 31, 2011, 10% were government guaranteed. At December 31, 2010, the Company owned $46.5 billion in residential real estate loans, representing 40% of total LHFI, and had $13.6 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2010, 10% were government guaranteed.

The Company has originated and retained $16.1 billion and $16.6 billion of certain residential loans at March 31, 2011 and December 31, 2010, respectively, that include potentially higher risk characteristics, such as an interest only feature, a high LTV ratio, or a junior lien position. Of these higher risk loans, $12.7 billion and $13.2 billion were interest only loans at origination, primarily with a ten year interest only period, including those loans that have since been modified.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $395 million and $446 million at March 31, 2011 and December 31, 2010, respectively.

Note 4 - Allowance for Credit Losses

The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Balance at beginning of period	$3,032	$3,235
Provision for loan losses	451	877
Provision/(benefit) for unfunded commitments	(4)	(15)
Loan charge-offs	(615)	(862)
Loan recoveries	44	41

Balance at end of period	$2,908	$3,276

Components:
ALLL	$2,854	$3,176
Unfunded commitments reserve[1]	54	100

Allowance for credit losses	$2,908	$3,276

1The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended March 31, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	108	322	21	451
Loan charge-offs	(185)	(385)	(45)	(615)
Loan recoveries	29	5	10	44

Balance at end of period	$1,255	$1,440	$159	$2,854

	Three Months Ended March 31, 2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,353	$1,592	$175	$3,120
Provision for loan losses	215	601	61	877
Loan charge-offs	(192)	(608)	(62)	(862)
Loan recoveries	23	5	13	41

Balance at end of period	$1,399	$1,590	$187	$3,176

As further discussed in the Company’s 2010 Annual Report on Form 10-K, the ALLL is composed of specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL at March 31, 2011 and December 31, 2010, respectively, is shown in the tables below:

	As of March 31, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$972	$193	$3,134	$431	$12	$2	$4,118	$626
Collectively evaluated	52,256	1,062	41,962	1,009	16,139	157	110,357	2,228

Total evaluated	53,228	1,255	45,096	1,440	16,151	159	114,475	2,854
LHFI at fair value	4	-	453	-	-	-	457	-

Total LHFI	$53,232	$1,255	$45,549	$1,440	$16,151	$159	$114,932	$2,854

	As of December 31, 2010
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$906	$175	$3,166	$428	$11	$2	$4,083	$605
Collectively evaluated	52,578	1,128	42,867	1,070	15,955	171	111,400	2,369

Total evaluated	53,484	1,303	46,033	1,498	15,966	173	115,483	2,974
LHFI at fair value	4	-	488	-	-	-	492	-

Total LHFI	$53,488	$1,303	$46,521	$1,498	$15,966	$173	$115,975	$2,974

Note 5 – Goodwill and Other Intangible Assets

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No events have occurred or circumstances changed since the annual testing of the Company’s goodwill on September 30, 2010 that caused interim testing of goodwill during the first quarter of 2011.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Changes in the carrying amounts of other intangible assets for three months ended March 31 are as follows:

	Core Deposit	Core Deposit	Core Deposit	Core Deposit	Core Deposit
(Dollars in millions)	Core Deposit Intangibles	MSRs LOCOM	MSRs Fair Value	Other	Total
Balance, January 1, 2010	$104	$604	$936	$67	$1,711
Designated at fair value (transfers from amortized cost)	-	(604)	604	-	-
Amortization	(9)	-	-	(3)	(12)
MSRs originated	-	-	66	-	66
Changes in fair value
Due to fair value election	-	-	145	-	145
Due to changes in inputs or assumptions [1]	-	-	(45)	-	(45)
Other changes in fair value [2]	-	-	(65)	-	(65)

Balance, March 31, 2010	$95	$-	$1,641	$64	$1,800

Balance, January 1, 2011	$67	$-	$1,439	$65	$1,571
Amortization	(8)	-	-	(3)	(11)
MSRs originated	-	-	88	-	88
Sale of MSRs	-	-	(7)	-	(7)
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	70	-	70
Other changes in fair value [2]	-	-	(52)	-	(52)

Balance, March 31, 2011	$59	$-	$1,538	$62	$1,659

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

Note 6 - Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets and related Variable Interest Entities

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. In accordance with the accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of future transfers of assets that satisfy the conditions to be reported as a sale, the Company will derecognize the transferred assets and recognize at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS, as well as servicing rights retained and guarantee liabilities incurred. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements, for further discussion of the Company’s fair value methodologies.

When evaluating transfers and other transactions with VIEs for consolidation under the VIE consolidation guidance, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in the transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in the entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines that it does not have power over the significant activities of the VIE, an analysis of the economics of the VIE is not necessary. If it is determined that the Company does have power over the significant activities of the VIE, the Company must determine if it also has an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to the VIE.

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $12 million and $85 million, including servicing rights, for the three months ended March 31, 2011 and 2010, respectively. These gains are included within mortgage production related loss in the Consolidated Statements of Income/(Loss). These gains include the change in

Notes to Consolidated Financial Statements (Unaudited)-Continued

value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of March 31, 2011 and December 31, 2010, the fair value of securities received totaled $186 million and $193 million, respectively. At March 31, 2011, securities with a fair value of $167 million were valued using a third party pricing service. The remaining $19 million in securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at March 31, 2011 from the assumptions used to value the interests at December 31, 2010. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not retain power over the securitization as a result of these rights held by the master servicer; therefore, an analysis of the economics of the securitization is not necessary. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of January 1, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization entities. No events occurred during the three months ended March 31, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of March 31, 2011 and December 31, 2010 of the unconsolidated trusts in which the Company has a VI are $616 million and $651 million, respectively.

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Separately, the Company has accrued $91 million and $81 million as of March 31, 2011 and December 31, 2010, respectively, for expected losses related to certain of its representations and warranties made in connection with certain transfers of nonconforming loans. The Company did not repurchase a significant amount of these previously transferred loans during the three months ended March 31, 2011 or during the year ended December 31, 2010.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. In conjunction with the transfer of the loans, the Company also provided commitments in the form of liquidity facilities to these conduits. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that was recorded on the Company’s Consolidated Balance Sheets. During the quarter ended March 31, 2011, the Company exercised its clean up call rights on the structured participation and repurchased the remaining corporate loans. In conjunction with the clean up call, the outstanding amount of the liquidity facilities and the residual interest were paid off. The exercise of the clean up call was not material to the Company’s financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. On January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities of the CLO entity. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At March 31, 2011, the Company’s Consolidated Balance Sheets reflected $324 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. At March 31, 2010, the carrying value of the Company’s investment in the preference shares was zero due to the significant deterioration in the performance of the collateral in those vehicles; however, during the remainder of 2010, the Company observed an improvement in cash flow expectations as well as an overall steady recovery in liquidity and value in the broader CLO market. As a result, the Company was able to liquidate a number of its positions in these CLO preference shares during 2010. Its remaining preference share exposure was valued at $2 million as of March 31, 2011 and December 31, 2010. Upon liquidation of the preference shares, the Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities totaled approximately $3 million for the three months ended March 31, 2011 and 2010. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss). Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were both $2.0 billion at March 31, 2011, and $2.1 billion and $2.0 billion, respectively, at December 31, 2010. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the three months ended March 31, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.

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

During the year ended December 31, 2010, the Company determined that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of $0.5 billion, respectively, and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. In addition, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation and the

Notes to Consolidated Financial Statements (Unaudited)-Continued

assets and liabilities of the Student Loan entity are recorded on a cost basis. At March 31, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected $470 million and $479 million, respectively, of assets held by the Student Loan entity and $465 million and $474 million, respectively, of debt issued by the Student Loan entity.

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

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2008 in conjunction with its acquisition of assets from the ARS transactions discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements. The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change without the securities incurring a loss. In addition, while all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 23 years on a weighted average basis. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 8% to 10% over LIBOR at March 31, 2011 compared to 14% to 16% over LIBOR at December 31, 2010. This significant change in the discount rate was supported by a return to liquidity in the market for similar interests. At March 31, 2011, and December 31, 2010, a 20% adverse change in the assumed discount rate results in declines of approximately $7 million and $5 million, respectively, in the fair value of these securities.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at March 31, 2011 and December 31, 2010 was limited to the current senior interests held in trading securities, which had a fair value of $42 million as of March 31, 2011 and $25 million as of December 31, 2010. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.3 billion at both March 31, 2011 and December 31, 2010. The Company determined that it was not the primary beneficiary of any of these VIEs under VIE consolidation guidance, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the three months ended March 31, 2011 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three months ended March 31:

	Three Months Ended March 31, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$15	$-	$-	$1	$16
Servicing or management fees	1	3	-	-	4

	Three Months Ended March 31, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$14	$1	$3	$1	$19
Servicing or management fees	1	3	-	-	4

Notes to Consolidated Financial Statements (Unaudited)-Continued

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of March 31, 2011 and December 31, 2010, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for three months ended March 31, 2011 and 2010 are as follows:

	Principal Balance		Past Due		Net Charge-offs
(Dollars in millions)	March 31 2011	December 31 2010	March 31 2011	December 31 2010	For the Three Months Ended March 31
					2011	2010
Type of loan:
Commercial	$53,232	$53,488	$1,884	$1,904	$156	$169
Residential	45,549	46,521	3,074	3,122	380	603
Consumer	16,151	15,966	671	649	35	49

Total loan portfolio	114,932	115,975	5,629	5,675	571	821
Managed securitized loans
Commercial	2,032	2,244	54	44	-	-
Residential	1,179	1,245	95	96	13	11

Total managed loans	$118,143	$119,464	$5,778	$5,815	$584	$832

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $120.3 billion and $119.2 billion at March 31, 2011 and December 31, 2010, respectively. Related servicing fees received by the Company during the three months ended March 31, 2011 and 2010 were $86 million and $92 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2011 and 2010, was $92 million, and $99 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

As of March 31, 2011 and December 31, 2010, the total unpaid principal balance of mortgage loans serviced was $164.5 billion and $167.2 billion, respectively. Included in these amounts were $132.7 billion and $134.1 billion as of March 31, 2011 and December 31, 2010, respectively, of loans serviced for third parties. During the three months ended March 31, 2011, the Company sold MSRs on residential loans with an unpaid principal balance of $1.7 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of March 31, 2011 and December 31, 2010, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are as follows:

(Dollars in millions)	March 31, 2011	December 31, 2010
Fair value of retained MSRs	$1,538	$1,439

Prepayment rate assumption (annual)	10%	12%
Decline in fair value from 10% adverse change	$60	$50
Decline in fair value from 20% adverse change	102	95
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$75	$68
Decline in fair value from 20% adverse change	143	130
Weighted-average life (in years)	6.8	6.2
Weighted-average coupon	5.3%	5.4%

Notes to Consolidated Financial Statements (Unaudited)-Continued

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 11, “Derivative Financial Instruments,” for further information regarding these hedging transactions.

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

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. Previously, Three Pillars had issued a subordinated note to a third party, which would have absorbed the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. In January 2010, Three Pillars repaid and extinguished the subordinated note in full. In accordance with the VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in a transition adjustment of less than $1 million, which is recorded in the Company’s Consolidated Statements of Shareholders’ Equity.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $16 million and $15 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected approximately $2.3 billion and $2.4 billion, respectively, of secured loans held by Three Pillars, which are included within commercial loans, and $163 million and $99 million, respectively, of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. No losses on any of Three Pillars’ assets were incurred during the three months ended March 31, 2011 and 2010.

Funding commitments extended by Three Pillars to its customers, which typically carry initial terms of one to three years and may be repaid or refinanced at any time, totaled $3.8 billion and $4.1 billion at March 31, 2011 and December 31, 2010, respectively. The majority of the commitments are backed by trade receivables and equipment loans/leases that have been originated by companies operating across a number of industries. Trade receivables and equipment loans/leases collateralize 42% and 16%, respectively, of the outstanding commitments, as of March 31, 2011, compared to 48% and 14%, respectively, as of December 31, 2010. Total assets supporting outstanding commitments have a weighted average life of 2.4 years and 2.3 years at March 31, 2011 and December 31, 2010, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

At March 31, 2011, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 11 days and maturities through May 2, 2011. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments are eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $3.9 billion and $4.2 billion as of March 31, 2011 and December 31, 2010, respectively, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. The Company did not recognize any liability on its Consolidated Balance Sheets related to the liquidity facilities and other credit enhancements provided to Three Pillars as of March 31, 2011 or December 31, 2010, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued.

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business, which recommenced during 2010 and is ongoing.

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

The Company considered the VIE consolidation guidance, which requires an evaluation of the substantive contractual and non-contractual aspects of transactions involving VIEs established subsequent to January 1, 2010. The Company and its third party clients are the only VI holders. As such, the Company evaluated the nature of all VIs and other interests and involvement with the VIEs, in addition to the purpose and design of the VIEs, relative to the risks they were designed to create. The purpose and design of a VIE are key components of a consolidation analysis and any power should be analyzed based on the substance of that power relative to the purpose and design of the VIE. The VIEs were designed for the benefit of the third parties and would not exist if the Company did not enter into the TRS contracts with the third parties. The activities of the VIEs are restricted to buying and selling reference assets with respect to the TRS contracts entered into between the Company and its third party clients

Notes to Consolidated Financial Statements (Unaudited)-Continued

and the risks/benefits of any such assets owned by the VIEs are passed to the third party clients via the TRS contracts. The TRS contracts between the Company and its third party clients have a substantive effect on the design of the overall transaction and the VIEs. Based on its evaluation, the Company has determined that it is not the primary beneficiary of the VIEs, as the design of the TRS business results in the Company having no substantive power to direct the significant activities of the VIEs.

At March 31, 2011 and December 31, 2010, the Company had $1.0 billion and $972 million, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.0 billion and $969 million at March 31, 2011 and December 31, 2010, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At March 31, 2011, the fair values of these TRS assets and liabilities were $38 million and $36 million, respectively, and at December 31, 2010, the fair values of these TRS assets and liabilities were $34 million and $32 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the three months ended March 31, 2011 or during the year ended December 31, 2010. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments” to the Consolidated Financial Statements.

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs. During 2011 and 2010, the Company did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.

For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of March 31, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $9 million and $8 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of March 31, 2011 and December 31, 2010. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2011 and 2010, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. These limited partner interests had carrying values of $201 million and $202 million at March 31, 2011 and December 31, 2010, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $462 million and $458 million at March 31, 2011 and December 31, 2010, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $228 million and $222 million of loans issued by the Company to the limited partnerships at March 31, 2011 and December 31, 2010, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs. As of March 31, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $387 million and $394 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $111 million and $123 million, respectively. See Note 12, “Fair Value Election and Measurement,” to the Consolidated

Notes to Consolidated Financial Statements (Unaudited)-Continued

Financial Statements for further discussion on the impact of impairment charges on affordable housing partnership investments.

Registered and Unregistered Funds Advised by RidgeWorth

RidgeWorth, a registered investment advisor and majority owned subsidiary of the Company, serves as the investment advisor for various private placement, common and collective funds, and registered mutual funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are VIEs. In February 2010, the FASB issued guidance that defers the application of the existing VIE consolidation guidance for investment funds meeting certain criteria. All of the registered and unregistered Funds advised by RidgeWorth meet the scope exception criteria and thus are not evaluated for consolidation under the guidance. Accordingly, the Company continues to apply the consolidation guidance in effect prior to the issuance of the existing guidance to interests in funds that qualify for the deferral. Further, funds that were determined to be VIEs under the previous accounting guidance and are still considered VIEs under the current accounting guidance are required to comply with the current disclosure requirements.

The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of March 31, 2011 and December 31, 2010 were $1.6 billion and $1.9 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the three months ended March 31, 2011 or during the year ended December 31, 2010.

Note 7 – Net Income/(Loss) Per Share

Equivalent shares of 32 million related to common stock options and common stock warrants outstanding as of March 31, 2011 and 2010 were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, during the three months ended March 31, 2010, the impact of dilutive securities were excluded from the diluted share count because the Company recognized a net loss available to common shareholders and the impact would have been anti-dilutive.

A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2011 and 2010 is included below. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

	Three Months Ended March 31
(In millions, except per share data)	2011	2010
Net income/(loss)	$180	($161)
Series A preferred dividends	(2)	(2)
U.S. Treasury preferred dividends and accretion of discount	(66)	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	(74)	-

Net income/(loss) available to common shareholders	$38	($229)

Average basic common shares	500	495
Effect of dilutive securities:
Stock options	1	1
Restricted stock	3	2

Average diluted common shares	504	498

Net income/(loss) per average common share - diluted	$0.08	($0.46)

Net income/(loss) per average common share - basic	$0.08	($0.46)

Note 8 – Long-Term Debt and Capital

In March 2011, the Federal Reserve completed its review of the Company’s capital plan in connection with the CCAR. Upon completion of the review, the Federal Reserve did not object to the Company’s capital plan as originally submitted in December 2010. As a result, the Company completed, during the three months ended March 31, 2011, a $1.0 billion common stock offering and a $1.0 billion senior debt offering. The Company subsequently used the proceeds from these offerings as

Notes to Consolidated Financial Statements (Unaudited)-Continued

well as from other available funds to repurchase, on March 30, 2011, $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D preferred stock, the Company incurred a one-time non-cash charge to net income/(loss) available to common shareholders of $74 million during the three months ended March 31, 2011, related to accelerating the outstanding discount accretion on the Series C and D preferred stock. The U.S. Treasury continues to hold warrants to purchase 11,891,280 shares of SunTrust common stock at an exercise price of $44.15 per share and 6,008,902 shares of SunTrust common stock at an exercise price of $33.70 per share.

Primarily as a result of the senior debt offering, the Company’s long term debt increased from $13.6 billion at December 31, 2010 to $14.7 billion at March 31, 2011. The $1.0 billion senior notes were issued at 3.60% and are due in 2016. In addition to the senior debt offering during the first quarter of 2011, the Company also repurchased $120 million of its fixed rate senior and junior subordinated notes that were due in 2011 and 2036.

As a result of the common stock offering, the Company’s common equity increased by $1.0 billion, net of issuance costs, and approximately 35 million new common shares were added to the Company’s outstanding common shares. Conversely, Consolidated Shareholders’ Equity decreased by $3.9 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D preferred stock, offset by the new common share issuance. The Company’s capital ratios as of March 31, 2011 and December 31, 2010 are noted below.

	As of March 31, 2011		As of December 31, 2010
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$11,811	9.05%	$10,737	8.08%
Tier 1 capital	14,363	11.00	18,156	13.67
Total capital	18,178	13.92	21,967	16.54
Tier 1 leverage		8.72		10.94

SunTrust Bank
Tier 1 capital	$13,477	10.48%	$13,120	10.05%
Total capital	16,782	13.05	16,424	12.58
Tier 1 leverage		8.50		8.33

Note 9 - Income Taxes

The provision for income taxes was $33 million and a benefit of $194 million for the three months ended March 31, 2011 and 2010, respectively, representing effective tax rates of 15.5% and (54.7%), respectively, during those periods. The Company calculated income taxes for the three months ended March 31, 2011 and 2010 based on actual year-to-date results.

As of March 31, 2011, the Company’s gross cumulative income tax on UTBs amounted to $99 million, of which $67 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2010, the Company’s gross cumulative income tax on UTBs amounted to $102 million. Additionally, the Company had a gross liability of $21 million for interest related to its UTBs as of March 31, 2011 and December 31, 2010. Interest recognized related to UTBs was expense of less than $1 million and income of approximately $5 million for the three months ended March 31, 2011 and 2010, respectively. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total amount of income tax on UTBs could decrease during the next 12 months by up to $10 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of March 31, 2011, the Company’s federal returns through 2006 have been examined by the IRS and all issues have been resolved. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 10 - Employee Benefit Plans

The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash, and salary shares. Compensation expense related to LTI cash for the three months ended March 31, 2011 and 2010 was $9 million and $6 million, respectively.

TARP prohibited the payment of any bonus, incentive compensation or stock option award to our five NEOs and other highly compensated executives. As a result, SunTrust continued the use of salary shares in 2011 as defined in the U.S. Treasury’s

Notes to Consolidated Financial Statements (Unaudited)-Continued

Interim Final Rule on TARP Standards for Compensation and Corporate Governance. Specifically, the Company paid additional base salary amounts in the form of stock (salary shares) to the senior executive officers and other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units did not include any rights to receive dividends or dividend equivalents. As required by The Emergency Economic Stabilization Act of 2008, each salary share was non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units are settled in cash; for the 2010 salary shares one half was settled on March 31, 2011 and one half will be settled on March 31, 2012, unless settled earlier due to the executive’s death. The 2011 salary shares were settled on the date of TARP repayment on March 30, 2011. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of March 31, 2011, the accrual related to salary shares was $5 million.

Following the repayment by SunTrust of the U.S. Treasury’s TARP investment in the Company, the Compensation Committee of the Board (the “Committee”) approved a revised compensation structure for the Company’s NEOs. Effective April 1, 2011, the compensation structure includes an annual incentive opportunity under the Company’s existing Management Incentive Plan. New LTI arrangements were also implemented. The design of the plan delivers 50% restricted stock units with vesting tied to the Company’s total shareholder return relative to a peer group consisting of the banks which comprise the KBW Bank Sector Index. The remaining 50% of the LTI will consist of approximately half restricted stock units, the vesting of which is tied to the achievement of a Tier 1 capital ratio target, and the other half in stock options.

Stock-Based Compensation

The Company granted 404,745 shares of stock options and 1,243,138 shares of restricted stock during the first three months of 2011. The weighted average prices of these grants were $32.27 and $32.18, respectively. The fair value of options granted during the first three months of 2011 and 2010 were $12.20 per share and $12.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2011	2010

Dividend yield	0.12%	0.17%
Expected stock price volatility	34.54	56.23
Risk-free interest rate (weighted average)	2.72	2.84
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Stock-based compensation expense:
Stock options	$3	$4
Restricted stock	9	12

Total stock-based compensation expense	$12	$16

The recognized stock-based compensation tax benefit amounted to $5 million and $6 million for the three months ended March 31, 2011 and 2010, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first quarter of 2011. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.75% for 2011.

Anticipated employer contributions/benefit payments for 2011 are $22 million for the Supplemental Retirement Benefit plans. For the first quarter of 2011, the actual contributions/benefit payments totaled $1 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the first quarter of 2011. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2011 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 6.75% for 2011.

	Three Months Ended March 31
	2011		2010
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$18	$-	$17	$-
Interest cost	32	3	32	3
Expected return on plan assets	(47)	(2)	(45)	(2)
Amortization of prior service cost	(5)	-	(3)	-
Recognized net actuarial loss	10	-	15	-

Net periodic benefit cost	$8	$1	$16	$1

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 11 - Derivative Financial Instruments

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

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA, depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of March 31, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.5 billion, representing the net of $2.7 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions. As of December 31, 2010, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.6 billion, representing the net of $2.8 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $31 million and $33 million as of March 31, 2011 and December 31, 2010 respectively.

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies contained in industry standard master trading agreements may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, certain of the Company’s derivative liability positions, totaling $949 million and $1.1 billion in fair value at March 31, 2011 and December 31, 2010, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating.

Notes to Consolidated Financial Statements (Unaudited)-Continued

These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At March 31, 2011, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $3 million in fair value liabilities as of March 31, 2011. For illustrative purposes, if the Bank were further downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $11 million at March 31, 2011, against which the Bank had posted collateral of $6 million; ATEs do not exist at lower ratings levels. At March 31, 2011, $945 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $882 million in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at March 31, 2011 of $24 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $14 million at March 31, 2011. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

The tables below present the Company’s derivative positions at March 31, 2011 and December 31, 2010. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2011 and December 31, 2010. For purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	As of March 31, 2011
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$-	Trading liabilities	$1,547		$161
Interest rate contracts hedging:
Floating rate loans	Trading assets	13,400		858	Trading liabilities	950		20

Total		14,947		858		2,497		181

Derivatives not designated as hedging instruments [6]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,274		43	Trading liabilities	60		4
MSRs	Other assets	24,335		117	Other liabilities	4,075		25
LHFS, IRLCs, LHFI-FV	Other assets	2,661	[3]	7	Other liabilities	2,144		9
Trading activity	Trading assets	140,528	[1]	3,743	Trading liabilities	110,135		3,433

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,151		82	Trading liabilities	511		114
Trading activity	Trading assets	5,898		197	Trading liabilities	5,953		189

Credit contracts covering:
Loans	Trading assets	30		-	Trading liabilities	207		3
Trading activity	Trading assets	1,131	[2]	42	Trading liabilities	1,108	[2]	38

Equity contracts - Trading activity	Trading assets	5,775	[1]	669	Trading liabilities	9,007		827

Other contracts:
IRLCs and other	Other assets	2,205		24	Other liabilities	625	[4]	26	[4]
Trading activity	Trading assets	194		33	Trading liabilities	195		33

Total		185,182		4,957		134,020		4,701

Total derivatives		$200,129		$5,815		$136,517		$4,882

1 Amounts include $24.7 billion and $0.6 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $1 million and $10 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $0.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4 Includes a $23 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Visa Class B common stock to Visa Class A common stock, and the Visa Class A common stock price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at December 31, 2010.

	As of December 31, 2010
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

1 Amounts include $25.0 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $1 million and $8 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4 Includes a $23 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Visa Class B common stock to Visa Class A common stock, and the Visa Class A common stock price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2011
(Dollars in millions) Derivatives in cash flow hedging relationships	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Equity contracts hedging:
Securities AFS	($16)		$-
Interest rate contracts hedging:
Floating rate loans	(27)	Interest and fees on loans	113

Total	($43)		$113

(Dollars in millions) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	$1
MSRs	Mortgage servicing related income	(43)
LHFS, IRLCs, LHFI-FV	Mortgage production related loss	(26)
Trading activity	Trading account profits/(losses) and commissions	4

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	81
Trading activity	Trading account profits/(losses) and commissions	(1)

Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(1)
Other	Trading account profits/(losses) and commissions	4

Equity contracts - trading activity	Trading account profits/(losses) and commissions	3

Other contracts:
IRLCs	Mortgage production related loss	36

Total		$58

1 During the three months ended March 31, 2011, the Company reclassified $41 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Three Months Ended March 31, 2010
(Dollars in millions) Derivatives in cash flow hedging relationships	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Equity contracts hedging:
Securities AFS	$61		$-
Interest rate contracts hedging:
Floating rate loans	288	Interest and fees on loans	127

Total	$349		$127

(Dollars in millions) Derivatives not designated as hedging instruments	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	$46
Corporate bonds and loans	Trading account profits/(losses) and commissions	(1)
MSRs	Mortgage servicing related income	76
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(70)
Trading activity	Trading account profits/(losses) and commissions	30

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	(96)
Trading activity	Trading account profits/(losses) and commissions	7

Equity contracts - trading activity	Trading account profits/(losses) and commissions	7

Other contracts:
IRLCs	Mortgage production related income	92

Total		$91

1 During the three months ended March 31, 2010, the Company reclassified $29 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivative instruments and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss).

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of March 31, 2011, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at March 31, 2011, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2011 and 2010, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2011, the written CDS had remaining terms ranging from one year to five years. The maximum guarantees outstanding at March 31, 2011 and December 31, 2010, as measured by the gross notional amounts of written CDS, were $77 million and $99 million, respectively. At March 31, 2011 and December 31, 2010, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $75 million and $87 million, respectively. The fair values of written CDS were $4 million and $3 million at March 31, 2011 and December 31, 2010, respectively, and the fair values of purchased CDS were de minimis at March 31, 2011 and December 31, 2010, respectively.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written swap participations. At March 31, 2011, the remaining terms on these risk participations generally ranged from two months to seven years, with a weighted average on the maximum estimated exposure of 3.3 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $75 million and $74 million at March 31, 2011 and December 31, 2010, respectively. The fair values of the written swap participations were de minimis at March 31, 2011 and December 31, 2010. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. At March 31, 2011 and December 31, 2010, there were $1.0 billion and $969 million of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at March 31, 2011 were $38 million and $36 million, respectively, and related collateral held at March 31, 2011 was $241 million. The fair values of the TRS derivative assets and liabilities at December 31, 2010 were $34 million and $32 million, respectively, and related collateral held at December 31, 2010 was $268 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as, other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At March 31, 2011, the Company’s only outstanding interest rate hedging relationships involve interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2011, the maximum range of hedge maturities for hedges of floating rate loans is one to five years, with the weighted average being 3.1 years. Ineffectiveness on these hedges was de minimis during the three months ended March 31, 2011 and 2010. As of March 31, 2011, $342 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. During the three months ended March 31, 2011 and 2010, the Company recognized ineffectiveness gains of less than $1 million and approximately $7 million, respectively. Ineffectiveness gains were recorded in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

—	The Company utilizes interest rate derivatives to mitigate exposures from various instruments.

o

The Company is subject to interest rate risk on its fixed rate debt. As market interest rates move, the fair value of the Company’s debt is affected. To protect against this risk on certain debt issuances that the Company has elected to

Notes to Consolidated Financial Statements (Unaudited)-Continued

carry at fair value, the Company has entered into pay variable-receive fixed interest rate swaps (in addition to entering into certain non-derivative instruments on a macro basis) that decrease in value in a rising rate environment and increase in value in a declining rate environment.

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

o

The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs, mortgage LHFS, and mortgage LHFI reported at fair value.

—

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

—	The Company enters into CDS to hedge credit risk associated with certain loans held within its CIB line of business.

—

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

Note 12 - Fair Value Election and Measurement

The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, level 2, or level 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and financial liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain LHFI and LHFS, MSRs, certain brokered deposits, and certain issuances of fixed rate debt.

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

The classification of an instrument as level 3 versus level 2 involves judgment and is based on a variety of subjective factors in order to assess whether a market is inactive, resulting in the application of significant unobservable assumptions to value a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included

Notes to Consolidated Financial Statements (Unaudited)-Continued

considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price. In those cases where significant unobservable inputs are used, the financial instruments are classified as level 3.

The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

Recurring Fair Value Measurements

	Fair Value Measurements at March 31, 2011 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$226	$226	$-	$-
Federal agency securities	438	-	438	-
U.S. states and political subdivisions	156	-	156	-
MBS - agency	221	-	221	-
MBS - private	2	-	-	2
CDO securities	45	-	3	42
ABS	37	-	32	5
Corporate and other debt securities	716	-	716	-
CP	53	-	53	-
Equity securities	156	2	98	56
Derivative contracts	2,758	222	2,536	-
Trading loans	1,481	-	1,481	-

Total trading assets	6,289	450	5,734	105

Securities AFS
U.S. Treasury securities	222	222	-	-
Federal agency securities	3,816	-	3,816	-
U.S. states and political subdivisions	551	-	478	73
MBS - agency	17,995	-	17,995	-
MBS - private	338	-	-	338
CDO securities	77	-	77	-
ABS	720	-	700	20
Corporate and other debt securities	56	-	51	5
Coke common stock	1,990	1,990	-	-
Other equity securities	804	-	114	690	[3]

Total securities AFS	26,569	2,212	23,231	1,126

LHFS
Residential loans	1,513	-	1,496	17
Corporate and other loans	324	-	324	-

Total LHFS	1,837	-	1,820	17

LHFI	457	-	-	457
Other intangible assets [2]	1,538	-	-	1,538
Other assets [1]	136	-	112	24

Liabilities
Trading liabilities
U.S. Treasury securities	540	540	-	-
Corporate and other debt securities	277	-	277	-
Equity securities	1	1	-	-
Derivative contracts	1,913	166	1,586	161

Total trading liabilities	2,731	707	1,863	161

Brokered deposits	1,181	-	1,181	-
Long-term debt	2,854	-	2,854	-
Other liabilities [1]	48	-	22	26

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during ended December 31, 2009.

[2]	This amount includes MSRs carried at fair value.
[3]	Includes $298 million of FHLB of Atlanta stock stated at par value and $391 million of Federal Reserve FHLB of Atlanta stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements at December 31, 2010 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$187	$187	$-	$-
Federal agency securities	361	-	361	-
U.S. states and political subdivisions	123	-	123	-
MBS - agency	301	-	301	-
MBS - private	15	-	9	6
CDO securities	55	-	2	53
ABS	59	-	32	27
Corporate and other debt securities	743	-	743	-
CP	14	-	14	-
Equity securities	221	-	98	123
Derivative contracts	2,743	166	2,577	-
Trading loans	1,353	-	1,353	-

Total trading assets	6,175	353	5,613	209

Securities AFS
U.S. Treasury securities	5,516	5,516	-	-
Federal agency securities	1,895	-	1,895	-
U.S. states and political subdivisions	579	-	505	74
MBS - agency	14,358	-	14,358	-
MBS - private	347	-	-	347
CDO securities	50	-	50	-
ABS	808	-	788	20
Corporate and other debt securities	482	-	477	5
Coke common stock	1,973	1,973	-	-
Other equity securities	887	-	197	690	[3]

Total securities AFS	26,895	7,489	18,270	1,136

LHFS
Residential loans	2,847	-	2,845	2
Corporate and other loans	321	-	316	5

Total LHFS	3,168	-	3,161	7

LHFI	492	-	-	492
Other intangible assets [2]	1,439	-	-	1,439
Other assets [1]	241	-	223	18

Liabilities
Trading liabilities
U.S. Treasury securities	439	439	-	-
Corporate and other debt securities	398	-	398	-
Derivative contracts	1,841	120	1,576	145

Total trading liabilities	2,678	559	1,974	145

Brokered deposits	1,213	-	1,213	-
Long-term debt	2,837	-	2,837	-
Other liabilities [1]	114	-	72	42

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

[2]	This amount includes MSRs carried at fair value.
[3]	Includes $298 million of FHLB of Atlanta stock stated at par value and $391 million of Federal Reserve Bank FHLB of Atlanta stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

(Dollars in millions)	Aggregate Fair Value March 31, 2011	Aggregate Unpaid Principal Balance under FVO March 31, 2011	Fair Value Over/(Under) Unpaid Principal

Trading loans	$1,481	$1,456	$25
LHFI	432	485	(53)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	23	42	(19)
LHFS	1,807	1,793	14
Past due loans of 90 days or more	15	15	-
Nonaccrual loans	15	28	(13)
Brokered deposits	1,181	1,142	39
Long-term debt	2,854	2,753	101

(Dollars in millions)	Aggregate Fair Value December 31, 2010	Aggregate Unpaid Principal Balance under FVO December 31, 2010	Fair Value Over/(Under) Unpaid Principal

Trading loans	$1,353	$1,320	$33
LHFI	462	517	(55)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	28	54	(26)
LHFS	3,160	3,155	5
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	6	25	(19)
Brokered deposits	1,213	1,188	25
Long-term debt	2,837	2,753	84

The following tables present the change in fair value during the three months ended March 31, 2011 and 2010 of financial instruments for which the FVO has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits/(losses) and commissions, mortgage production related loss, or mortgage servicing related income/(loss), as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading loans	$7	$-	$-	$7
LHFS	2	30	-	32
LHFI	3	(4)	-	(1)
MSRs	-	2	17	19

Liabilities
Brokered deposits	(11)	-	-	(11)
Long-term debt	(17)	-	-	(17)

1 Changes in fair value for the three months ended March 31, 2011 exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFI, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.

2 For the three months ended March 31, 2011, income related to LHFS includes $86 million related to MSRs recognized upon the sale of loans reported at fair value. For the three months ended March 31, 2011, income related to MSRs includes $2 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading loans	$1	$-	$-	$1
LHFS	11	92	-	103
Other intangible assets	-	4	(109)	(105)

Liabilities
Brokered deposits	(31)	-	-	(31)
Long-term debt	(86)	-	-	(86)

1 Changes in fair value for the quarter ended March 31, 2010 exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFI, LHFS, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the quarter ended March 31, 2010, income related to LHFS, includes $62 million related to MSRs recognized upon the sale of loans reported at fair value. For the quarter ended March 31, 2010, income related to MSRs includes $4 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

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

Trading Assets and Securities Available for Sale

Unless otherwise indicated, trading assets are priced by the trading desk and independently validated against pricing received from third party pricing sources; securities AFS are valued by an independent third party pricing service that is widely used by market participants. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value.

Federal agency securities

The Company includes in this classification securities issued by federal agencies and GSEs. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has also classified these instruments as level 2.

U.S. states and political subdivisions

The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. Holdings were geographically dispersed, with no significant concentrations in any one state or municipality. Additionally, 99% of AFS municipal obligations classified as level 2 are rated AAA or AA, or are otherwise collateralized by securities backed by the full faith and credit of the federal government.

Level 3 municipal securities are primarily ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also looked at the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at March 31, 2011 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.

Level 3 AFS municipal bond securities also include bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. In order to estimate pricing on these securities, the Company utilized a third party municipal bond yield curve for the lowest investment grade bonds (BBB rated) and priced each bond based on the yield associated with that maturity.

MBS – agency

MBS – agency include pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency.

MBS – private

Private-label MBS includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. As liquidity returns to these markets, we see the availability of more pricing information from third parties and a reduction in the need to

Notes to Consolidated Financial Statements (Unaudited)-Continued

use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continued to classify private-label MBS as level 3, as the Company believes that this third party pricing relied on a significant amount of unobservable assumptions, as evidenced by a persistently wide bid-ask price range, particularly for the vintage and exposures held by the Company.

Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” to the Consolidated Financial Statements for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private-label MBS during the three months ended March 31, 2011.

CDO Securities

Level 2 securities AFS consists of senior interests in third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. At March 31, 2011, the Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral totaling $42 million. During the three months ended March 31, 2011, the Company sold the remaining securities within trading assets related to the SIV liquidation, which included $21 million of CDO securities. In addition, the Company’s $20 million retained interest in a structured participation of commercial loans was liquidated through the exercise of the Company’s clean up call. For the remaining CDOs classified as level 3 trading assets, increases in the value of these interests during the three months ending March 31, 2011 was due primarily to a steady recovery in the broader CLO market. For the ARS CDO interests, although market conditions have improved, the auctions continued to fail and the Company made significant adjustments to any observable secondary market trading of similar term securities; therefore, the Company continued to classify these investments as level 3 within the fair value hierarchy.

Asset-backed securities

Level 2 ABS classified as securities AFS are interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Additionally, the Company classified $32 million of trading ARS and $93 million of AFS ARS collateralized by government guaranteed student loans as level 2 in the fair value hierarchy due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by Federal Family Education Loan Program student loans, the majority of which benefit from a 97% (or higher) government guarantee of principal and interest. For subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.

During the three months ended March 31, 2011, the Company sold the remaining ABS related to the assets acquired in 2007, including the SIV liquidation that occurred in December 2010. This included $31 million of level 3 trading ABS collateralized by auto loans and home equity lines of credit.

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

Equity securities

Level 2 equity securities, both trading and AFS, consist primarily of money market mutual funds that trade at a $1 net asset value, which is considered the fair market value of those fund shares.

Level 3 equity securities classified as trading include nonmarketable preferred shares in municipal funds issued as ARS that the Company has purchased since the auction rate market began failing in February 2008. These ARS have

Notes to Consolidated Financial Statements (Unaudited)-Continued

been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Valuation of these shares is based on the level of issuer redemptions at par that have occurred as well as discussions with the dealer community.

Level 3 equity securities classified as securities AFS include, as of March 31, 2011 and December 31, 2010, $690 million of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of par value.

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

The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At March 31, 2011 and December 31, 2010, The Agreements’ combined fair value was a liability of $161 million and $145 million, respectively.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. See Note 11, “Derivative Financial Instruments”, to the Consolidated Financial Statements, for additional information on the Company’s derivative contracts.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Trading loans

The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made in connection with the Company’s TRS business (see Note 11, “Derivative Financial Instruments”, to the Consolidated Financial Statements for further discussion of this business), (ii) loans backed by the SBA and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2 within the fair value hierarchy, due to the market data that the Company uses in its estimates of fair value.

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At March 31, 2011 and December 31, 2010, the Company had outstanding $1.0 billion and $972 million, respectively, of such short-term loans carried at fair value.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities”, except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a reputable, third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments within the fair value hierarchy, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At March 31, 2011 and December 31, 2010, $441 million and $381 million, respectively, of loans related to the Company’s trading business were outstanding.

Loans and Loans Held for Sale

Residential LHFS

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

Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk. Level 3 loans are primarily non-agency residential mortgages for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential MBS to fair value the loans.

As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2011 were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair

Notes to Consolidated Financial Statements (Unaudited)-Continued

value change attributable to changes in borrower-specific credit risk. For both the three months ended March 31, 2011 and 2010, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $5 million due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

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

LHFI

Level 3 loans include $4 million of fair value loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral. Additionally, level 3 LHFI include $453 million of mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects.

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

The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. Servicing value is included in the fair value of IRLCs, and the fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.

During the three months ended March 31, 2011, the Company transferred $14 million of IRLCs out of level 3 as the associated loans were closed.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized losses of approximately $14 million and $16 million for the three months ended March 31, 2011 and 2010, respectively, due to changes in its own credit spread on its brokered deposits carried at fair value.

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

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates based on credit spreads from actual or estimated trading levels of the debt, or other relevant market data. The Company recognized losses of $19 million and $80 million for the three months ended March 31, 2011 and 2010, respectively, due to changes in its own credit spread on its public debt carried at fair value.

The Company also carries approximately $289 million of issued securities contained in a consolidated CLO at fair value in order to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other loans”.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

Fair Value Measurements
Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2011	Change in unrealized gains/(losses) included in earnings for the three months ended March 31, 2011 related to financial assets still held at March 31, 2011

Assets
Trading assets
MBS - private	$6	$2		$-		($5)	($1)	$-	$-	$-	$2	$-
CDO securities	53	31	[5]	-		(21)	(1)	(20)	-	-	42	18	[5]
ABS	27	9	[5]	-		(31)	-	-	-	-	5	2	[5]
Equity securities	123	8	[5]	-		-	(75)	-	-	-	56	2

Total trading assets	209	50	[1]	-		(57)	(77)	(20)	-	-	105	22	[1]

Securities AFS
U.S. states and political subdivisions	74	-		-		-	(1)	-	-	-	73	-
MBS - private	347	(1)		18		-	(26)	-	-	-	338	(1)
ABS	20	-		2		-	(2)	-	-	-	20	-
Corporate and other debt securities	5	-		-		-	-	-	-	-	5	-
Other equity securities	690	-		-		-	-	-	-	-	690	-

Total securities AFS	1,136	(1	) [2]	20		-	(29)	-	-	-	1,126	(1	) [2]

LHFS
Residential loans	2	(1	) [3]	-		(2)	(1)	9	11	(1)	17	(3)
Corporate and other loans	5	(1	) [7]	-		-	-	(4)	-	-	-	-
LHFI	492	(1	) [4]	-		-	(23)	(11)	-	-	457	(2	) [4]
Other assets/(liabilities), net	(24)	36	[3]	-		-	-	(14)	-	-	(2)	36	[3]

Liabilities
Trading liabilities	(145)	-		(16	) [6]	-	-	-	-	-	(161)	-

1 Amounts included in earnings are recorded in trading account profits/(losses) and commissions.

2 Amounts included in earnings are recorded in net securities gains.

3 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits/(losses) and commissions.

5 Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.

6 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

7 Amounts included in earnings are recorded in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Ending balance December 31 2009	Reclassifications	Beginning balance January 1 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2010	Change in unrealized gains/(losses) included in earnings for the three months ended March 31, 2010 related to financial assets still held at March 31, 2010
Assets
Trading assets
U.S. states and political subdivisions	$7	$-	$7	$-		$-		($1)	$-	$-	$-	$6	$-
MBS - private	14	(8)	6	-		-		(1)	-	-	-	5	-
CDO securities	175	-	175	11	[5]	-		(27)	-	-	-	159	5
ABS	-	51	51	4	[5]	-		(4)	-	-	-	51	3
Corporate and other debt securities	25	(25)	-	-		-		-	-	-	-	-	-
Equity securities	151	-	151	6	[5]	-		(12)	-	-	-	145	5
Derivative contracts	-	-	-	7		15	[6]	-	-	-	-	22	-
Other	18	(18)	-	-		-		-	-	-	-	-	-

Total trading assets	390	-	390	28	[1]	15		(45)	-	-	-	388	13	[1]

Securities AFS
U.S. states and political subdivisions	132	-	132	-		-		(1)	-	-	-	131	-
MBS - private	407	(29)	378	(1)		17		(25)	-	-	-	369	(1)
ABS	-	102	102	1	[5]	(8)		13	-	-	-	108	-
Corporate and other debt securities	78	(73)	5	-		-		-	-	-	-	5	-
Other equity securities	705	-	705	-		-		-	-	-	-	705	-

Total securities AFS	1,322	-	1,322	-	[2]	9		(13)	-	-	-	1,318	(1	) [2]

LHFS	151	(151)	-	-		-		-	-	-	-	-	-
Residential loans	-	142	142	(1	) [3]	-		(19)	10	20	-	152	(8	) [3]
Corporate and other loans	-	9	9	-		-		-	-	-	-	9	-
LHFI	449	-	449	-		-		(13)	(13)	-	(1)	422	2	[4]
Other assets/(liabilities), net	(35)	-	(35)	92	[3]	-		-	(67)	-	-	(10)	-
Liabilities
Trading liabilities
Derivative contracts	(46)	-	(46)	-		46	[6]	-	-	-	-	-	-

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

6 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Non-recurring Fair Value Measurements

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs. The Company’s economic hedging activities for LHFS and MSRs are deployed at the portfolio level.

		Fair Value Measurement at March 31, 2011 Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$328	$-	$74	$254	$-
LHFI	141	-	-	141	(31)
OREO	534	-	495	39	(107)
Other Assets	63	-	7	56	(2)

		Fair Value Measurement at December 31, 2010, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$333	$-	$142	$191	$-
LHFI	85	-	-	85	(15)
OREO	596	-	553	43	(116)
Affordable Housing	357	-	-	357	-
Other Assets	130	-	90	40	(20)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or level 3 that are measured at fair value on a non-recurring basis, based on the class as determined by the nature and risks of the instrument.

Loans Held for Sale

Level 2 LHFS consist primarily of conforming, residential mortgage loans and corporate loans that are accounted for at LOCOM. Level 3 LHFS consist of non-agency residential mortgage LHFS for which there is little or no secondary market activity and leases held for sale. These loans are valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. Leases held for sale are valued using internal estimates which incorporate market data when available. Due to the lack of current market data for comparable leases, these assets are considered level 3.

During the three months ended March 31, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. The Company executed a similar transfer of $160 million in NPLs during the three months ended March 31, 2010; these loans were subsequently sold at prices approximating fair value.

Loans Held for Investment

LHFI consist primarily of nonperforming commercial real estate loans for which specific reserves have been recorded. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates of the underlying collateral incorporating market data when available. Due to the lack of market data for similar assets, these loans are considered level 3.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. No impairment was recorded during the three months ended March 31, 2011 and 2010.

Other Assets

Other assets consist of private equity investments, structured leasing products, other repossessed assets and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During both the three months ended March 31, 2011 and 2010, the Company recorded impairment charges attributable to these investments of $2 million.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recorded at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the three months ended March 31, 2011, the Company recorded no impairment charges attributable to these assets. During the three months ended March 31, 2010 the Company recorded impairment charges attributable to these assets of $2 million.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended March 31, 2011, the Company recorded no impairment charges attributable to these assets. During the three months ended March 31, 2010, the Company recorded $6 million in impairment charges attributable to these assets.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three months ended March 31, 2011 and 2010, the Company recorded impairment charges of less than $1 million and $9 million, respectively, attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,217	$6,217	(a)	$5,378	$5,378	(a)
Trading assets	6,289	6,289	(b)	6,175	6,175	(b)
Securities AFS	26,569	26,569	(b)	26,895	26,895	(b)
LHFS	2,165	2,165	(c)	3,501	3,501	(c)
LHFI	114,932	114,932		115,975	115,975
Interest/credit adjustment on LHFI	(2,854)	(3,854)		(2,974)	(3,823)

LHFI, as adjusted for interest/credit risk	112,078	111,078	(d)	113,001	112,152	(d)
Market risk/liquidity adjustment on LHFI	-	(3,767)		-	(3,962)

LHFI, fully adjusted	$112,078	$107,311	(d)	$113,001	$108,190	(d)

Financial liabilities
Consumer and commercial deposits	$121,559	$121,844	(e)	$120,025	$120,368	(e)
Brokered deposits	2,369	2,391	(f)	2,365	2,381	(f)
Foreign deposits	57	57	(f)	654	654	(f)
Short-term borrowings	6,121	6,117	(f)	5,821	5,815	(f)
Long-term debt	14,663	14,351	(f)	13,648	13,191	(f)
Trading liabilities	2,731	2,731	(b)	2,678	2,678	(b)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 99% on the loan portfolio’s net carrying value as of March 31, 2011 and December 31, 2010. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of March 31, 2011 and December 31, 2010, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the

Notes to Consolidated Financial Statements (Unaudited)-Continued

loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Note 13 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2011, approximately $11.1 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At March 31, 2011, the total loss exposure ceded to the Company was approximately $443 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $114 million. Of this amount, $105 million of losses have been reserved for as of March 31, 2011, reducing the Company’s net remaining loss exposure to $9 million. The reinsurance reserve was $148 million as of December 31, 2010. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies during the first quarter. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $9 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $9 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $8 million and $11 million for the three months ended March 31, 2011 and 2010, respectively, is reported as part of noninterest income. The related provision for losses, which totaled $7 million and $9 million for the three months ended March 31, 2011 and 2010, respectively, is reported as part of noninterest expense.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

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

As of March 31, 2011 and December 31, 2010, the maximum potential amount of the Company’s obligation was $5.9 billion and $6.4 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $109 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2011 and December 31, 2010. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

Loan repurchase requests relate primarily to loans sold during the period from January 1, 2005 to March 31, 2011, which totaled $233.2 billion at the time of sale, consisting of $178.8 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $24.1 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of March 31, 2011 is shown in the following table.

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	Total
GSE	$5.2	$6.3	$12.2	$13.6	$29.4	$17.6	$5.5	$89.8
Ginnie Mae	0.8	0.7	0.7	3.2	6.3	3.9	0.8	16.4
Non-agency	6.1	6.2	3.7	-	-	-	-	16.0

Total	$12.1	$13.2	$16.6	$16.8	$35.7	$21.5	$6.3	$122.2

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences are limited and no repurchase liability has been recorded for loans sold to Ginnie Mae.

Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase request volume was $313 million during the three months ended March 31, 2011 and $1.1 billion, $1.1 billion, and $557 million during the years ended 2010, 2009, and 2008, respectively, and on a cumulative basis since 2005 has been $3.8 billion. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors; repurchase requests from non-agency investors were $27 million during three months ended March 31, 2011 and $55 million, $99 million, and $148 million during the years ended 2010, 2009, and 2008, respectively. In addition, repurchase requests related to loans originated in 2006 and 2007 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been and will continue to be contested to the extent they are not considered valid. At March 31, 2011, the unpaid principal balance of loans related to unresolved requests previously received from investors was $363 million, comprised of $326 million from the GSEs and $37 million from non-agency investors. Comparable amounts at December 31, 2010, were $293 million, comprised of $264 million from the GSEs and $29 million from non-agency investors.

As of March 31, 2011 and December 31, 2010, the liability for contingent losses related to sold loans totaled $270 million and $265 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase costs are recognized in mortgage production related loss in the Consolidated Statements of Income/(Loss). The Company does not maintain any legal reserves with respect to mortgage repurchase activity because there is currently no litigation outstanding. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Balance at beginning of period	$265	$200
Repurchase costs	80	128
Charge-offs	(75)	(118)

Balance at end of period	$270	$210

During the three months ended March 31, 2011 and 2010, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $138 million and $204 million, respectively, related to investor demands. As of March 31, 2011 and December 31, 2010, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $171 million and $153 million, respectively, of which $92 million and $86 million, respectively, were nonperforming.

STM also maintains a liability for contingent losses related to MSR sales, which totaled $7 million and $6 million as of March 31, 2011 and December 31, 2010, respectively.

Tax Credits Sold

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of March 31, 2011, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of March 31, 2011, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of March 31, 2011 and December 31, 2010, $7 million was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where an estimate is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $100 million to $150 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.

The following appends and updates certain litigation and regulatory matters disclosed in Note 21, “Contingencies,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. At this time the Company believes that FINRA has completed its investigation and intends to recommend that charges be filed against both STRH and STIS. While the parties continue to engage in settlement discussions, the Company moved forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA as well as certain other investors not addressed by the agreement. As of March 31, 2011, the Company has purchased all ARS covered by the original agreement. The fair value of ARS purchased pursuant to the pending settlement, net of sales, redemptions and calls, is approximately $97 million and $147 million in trading securities and $116 million and $128 million in securities AFS, at March 31, 2011 and December 31, 2010, respectively. The losses related to the FINRA agreement were accrued in 2008; however, during the three months ended

Notes to Consolidated Financial Statements (Unaudited)-Continued

March 31, 2011 and 2010, the Company recognized gains relating to these ARS of $30 million and $8 million, respectively. These amounts are comprised of net trading gains and net securities gains resulting primarily from sales, calls and redemptions of both trading securities and securities AFS that were purchased from investors, as well as net mark to market gains on positions that continue to be held by the Company. Due to the pass-through nature of these security purchases, gains and losses are included in the Corporate Other and Treasury segment.

Other ARS Claims

Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through these entities. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities, and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts. The Company reserved $37 million and $29 million as of March 31, 2011 and December 31, 2010, respectively, for estimated probable losses related to ARS claims, and recognized those probable losses in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss).

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina

STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. Count One involves a common reason for denial of claims by UGRIC for a group of loans. Count Two involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, whether ongoing premium obligations exist after any caps are met, and the potential to accelerate any premiums that may be owed if UGRIC prevails on its counterclaim. UGRIC later disclaimed its argument for acceleration of premiums. The parties filed cross motions for summary judgment which all were denied in December 2010. The Court is expected to issue rulings on a variety of issues in the near future.

SunTrust Securities Class Action Litigation

Beginning in May 2009, the Company, STRH, SunTrust Capital IX and officers and directors of the Company and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, Defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision. The Company filed a motion to dismiss the amended complaint on March 21, 2011 and expects that this motion will be fully briefed by the end of May 2011.

Consent Order with the Federal Reserve

On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank and SunTrust Mortgage, Inc. entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank and SunTrust Mortgage, Inc. agreed to strengthen oversight of, and improve, risk management, internal audit and compliance programs concerning the residential mortgage loan servicing, loss mitigation and foreclosure activities of SunTrust Mortgage, Inc. Under the terms of the Consent Order, SunTrust Bank and SunTrust Mortgage, Inc. also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by SunTrust Mortgage, Inc., to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement or adjustment. Under the terms of the Consent Order, SunTrust Bank and SunTrust Mortgage, Inc. also agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and SunTrust Mortgage, Inc. concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities;

Notes to Consolidated Financial Statements (Unaudited)-Continued

(c) enhance and strengthen the enterprise wide compliance program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of SunTrust Mortgage, Inc.’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, SunTrust Mortgage, Inc.’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of SunTrust Mortgage, Inc. officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) enhance and strengthen the enterprise wide risk management program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; and (h) enhance and strengthen the internal audit program with respect to residential foreclosure loan servicing, loss mitigation and foreclosure activities. The full text of the Consent Order is available on the Federal Reserve’s website.

The Company completed an internal review of SunTrust Mortgage, Inc.’s residential foreclosure processes, and as a result of the review, steps have been taken to improve upon those processes. An independent consultant review will also be performed as required by the Consent Order, and until the results of that review are known, the Company cannot reasonably estimate financial reimbursements or adjustments. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it believed monetary sanctions would be appropriate and it planned to announce monetary sanctions. The Federal Reserve has not made any further announcements nor has it provided the Company with information related to timing or amount of these potential monetary sanctions. Consequently, the amount cannot be reasonably estimated, and therefore, no accrual has been made.

Note 15 - Business Segment Reporting

The Company has six business segments used to measure business activities: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM with the remainder in Corporate Other and Treasury. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. For a further discussion concerning SunTrust’s business segments, see Note 22, “Business Segment Reporting”, to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

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

	Three Months Ended March 31, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,544	$24,702	$8,913	$21,396	$34,538	$8,901	$33,123	$949	$173,066
Average total liabilities	76,298	21,397	1,471	17,480	3,693	13,406	16,272	(58)	149,959
Average total equity	-	-	-	-	-	-	-	23,107	23,107

Net interest income	$623	$147	$35	$116	$125	$105	$137	($39)	$1,249
FTE adjustment	-	25	-	-	-	-	2	1	28

Net interest income (FTE)[1]	623	172	35	116	125	105	139	(38)	1,277
Provision for credit losses[2]	216	8	108	(1)	223	17	-	(124)	447

Net interest income after provision for credit losses	407	164	(73)	117	(98)	88	139	86	830
Noninterest income	263	58	27	176	81	215	77	(14)	883
Noninterest expense	628	114	109	147	252	237	(9)	(13)	1,465

Income/(loss) before provision/(benefit) for income taxes	42	108	(155)	146	(269)	66	225	85	248
Provision/(benefit) for income taxes[3]	16	39	(77)	53	(103)	22	78	33	61

Net income/(loss) including income attributable to noncontrolling interest	26	69	(78)	93	(166)	44	147	52	187
Net income attributable to noncontrolling interest	-	-	-	-	-	5	2	-	7

Net income/(loss)	$26	$69	($78)	$93	($166)	$39	$145	$52	$180

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,513	$25,149	$11,927	$18,851	$34,702	$9,219	$32,712	$356	$171,429
Average total liabilities	73,789	21,554	1,961	14,266	3,325	11,962	21,906	328	149,091
Average total equity	-	-	-	-	-	-	-	22,338	22,338

Net interest income	$608	$130	$43	$83	$102	$95	$120	($9)	$1,172
FTE adjustment	-	27	-	-	-	-	3	-	30

Net interest income (FTE)[1]	608	157	43	83	102	95	123	(9)	1,202
Provision for credit losses[2]	284	24	70	29	401	13	-	41	862

Net interest income after provision for credit losses	324	133	(27)	54	(299)	82	123	(50)	340
Noninterest income	276	52	21	113	47	186	8	(5)	698
Noninterest expense	601	116	93	110	254	222	(31)	(4)	1,361

Income/(loss) before provision/(benefit) for income taxes	(1)	69	(99)	57	(506)	46	162	(51)	(323)
Provision/(benefit) for income taxes[3]	(1)	25	(57)	21	(192)	17	43	(20)	(164)

Net income/(loss) including income attributable to noncontrolling interest	-	44	(42)	36	(314)	29	119	(31)	(159)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	2	-	2

Net income/(loss)	$-	$44	($42)	$36	($314)	$29	$117	($31)	($161)

1 Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for credit losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 16 - Accumulated Other Comprehensive Income

Comprehensive income/(loss) was calculated as follows:

	Three Months Ended March 31
(Dollars in millions)	2011	2010
Comprehensive income:
Net income/(loss)	$180	($161)
OCI:
Change in unrealized gains/(losses) on securities, net of taxes	(69)	39
Change in unrealized gains/(losses) on derivatives, net of taxes	(125)	122
Change related to employee benefit plans	3	75

Total comprehensive income/(loss)	($11)	$75

The components of AOCI were as follows:

(Dollars in millions)	March 31 2011	December 31 2010
Unrealized net gain on AFS securities	$1,457	$1,526
Unrealized net gain on derivative financial instruments	407	532
Employee benefit plans	(439)	(442)

Total AOCI	$1,425	$1,616

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding future levels of net interest margin, regulatory assessments, credit quality, net charge-offs, NPLs and nonperforming assets, loan repurchase requests, realization of deferred tax assets, OTTI, loan balances, deposit balances, and dividends, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

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

INTRODUCTION

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

The following analysis of our financial performance for the three months ended March 31, 2011 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2010 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2011 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present certain non-GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW

Economic and regulatory

The economic recovery continued at a moderate pace during the first three months of 2011, with the labor market continuing to show gradual signs of firming. In addition, business investments in capital expenditures expanded and consumer spending rose modestly. However, the U.S. housing market continued to be weak due to a large inventory of foreclosed or distressed properties and home prices remaining under pressure. Also during the first three months of 2011, energy and commodity prices increased, which created renewed uncertainty regarding the strength and sustainability of the economic recovery. Amidst this backdrop, the Federal Reserve maintained a forecast for gradual economic recovery through 2011 and 2012 and for unemployment to decline slowly, but remain elevated through the end of 2012. The Federal Reserve reaffirmed that it will maintain key interest rates at record lows and its intention to purchase $600 billion of U.S. Treasury securities through the middle of 2011 in an attempt to encourage stronger economic growth.

Regulatory and financial reform continued during the first quarter, as the regulatory agencies proposed new rules mandated by the Dodd-Frank Act and also finalized previously proposed rules. In February, the FDIC finalized its rules related to the calculation of our deposit insurance assessment. The rules that became effective on April 1, 2011 require us to base our deposit insurance assessment calculation on our total average assets less average tangible equity, rather than domestic deposits. In addition, the FDIC revised the overall pricing structure for large banks, which will result in assessment rates being affected by specific risk characteristics, such as asset concentrations, liquidity, and asset quality. Other rules and regulations impacting proprietary trading, market risk, derivative trading, interchange fees, and mortgage servicing remain in various stages of implementation and promulgation.

Capital

During the first quarter, the Federal Reserve completed its CCAR for the nineteen largest U.S. bank holding companies. Upon completion of their review, the Federal Reserve did not object to the capital plan that we submitted. As a result of the CCAR completion, we initiated and completed certain elements of our capital plan, including public offerings of $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred

Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP in November and December 2008. The repurchase of the preferred stock will eliminate approximately $265 million in annual preferred dividend payments and discount accretion that has been negatively affecting net income/(loss) available to common shareholders the past two years. In addition, by keeping our shareholders’ best interest in mind and demonstrating a patient and deliberate approach to TARP repayment, we believe that we successfully lessened the impact to our shareholders by issuing less common stock than what would have been required had we chosen to repay TARP earlier.

Our capital remained strong at March 31, 2011, and the level of common equity was significantly bolstered during the quarter as a result of the successful common equity raise. Our Tier 1 common equity ratio increased to 9.05% compared to 8.08% at December 31, 2010. Meanwhile, as a result of the change in our equity mix due to the repurchase of the preferred stock issued to the U.S. Treasury, our Tier 1 capital ratio declined to 11.00%, compared to 13.67% at December 31, 2010. At December 31, 2010, our Tier 1 capital ratio, excluding TARP, was 10.08%. Our total capital ratio was 13.92% compared to 16.54% at December 31, 2010. Overall, our capital remains well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. With strong capital, ample liquidity, and improved earnings, we believe that we are well-positioned for long-term growth. At the same time, we recognize the value of returning capital to shareholders, so in that regard, as appropriate and in due time, we plan to increase the common dividend. We expect that our Board will evaluate a modest dividend increase in the latter part of 2011, if our financial results and the economy continue to improve. See additional discussion of our liquidity and capital position in the “Liquidity Risk” and “Capital Resources” sections of this MD&A.

Financial performance

Our operating performance continued to improve during the first quarter, and we continued to build on the positive momentum created in 2010. Our continued focus on serving our clients and managing our core business to drive improved bottom line results, together with improved credit quality, resulted in net income available to common shareholders during the current quarter of $38 million, or $0.08 per average common diluted share, which compares favorably to the net loss available to common shareholders of $229 million, or $0.46 per average common diluted share in 2010. Included in net income available to common shareholders during the three months ended March 31, 2011 was a $74 million non-cash charge related to the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. Excluding this charge, EPS would have been $0.22 per average common diluted share, essentially flat compared to the fourth quarter of 2010. The current quarter’s results were driven by a lower loan loss provision and lower noninterest expenses compared to the previous quarter, offsetting a decline in fee income, all of which were consistent with our expectations. As we look towards the future, we are acutely focused on our client-centric strategies which are aimed at taking advantage of growth opportunities in our markets that we believe will be the catalyst for further improvement in profitability. We are continuing to invest in teammate engagement, client loyalty, and growth in primary relationships that we believe will drive market share growth and, ultimately, higher levels of profitability and improved financial performance for our shareholders.

Asset quality improvement was broad-based and continued a multi-quarter trend with improvements in the provision for credit losses, net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. At March 31, 2011, the ALLL remains elevated by historical standards at 2.49% of total loans, but declined 9 basis points compared to December 31, 2010, in part due to a $120 million decrease in the ALLL due to improved credit quality of the loan portfolio. Net charge-offs declined 8% compared to the fourth quarter of 2010. We currently expect second quarter 2011 net charge-offs to be relatively stable compared to the first quarter, with the potential for more improvement in the second half of the year if declines in early stage delinquencies in residential and consumer loans continue. The improvement in asset quality drove an 11% decrease in the provision for loan losses compared to the fourth quarter of 2010 and a 49% decrease compared to the first quarter of 2010. Total NPLs continued the downward trend seen during 2010 with a first quarter 2011 decline of 3% from December 31, 2010 as a result of reduced inflows into nonaccrual and a transfer of $57 million of NPLs to LHFS. We expect NPLs to continue to decline in the second quarter of 2011 subject to economic conditions and credit quality trends remaining stable or improving. In addition, OREO declined 10% during the quarter as we continued to opportunistically dispose of properties once we had clear title. Our accruing restructured loan portfolio, which is primarily mortgage and consumer loans, remained relatively static compared to December 31, 2010, while the portfolio continued to exhibit strong payment performance with 87% current on principal and interest payments at March 31, 2011 compared to 86% at December 31, 2010. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.

Average loans increased modestly during the first quarter compared to the fourth quarter of 2010, with decreases in certain commercial real estate, commercial construction, and residential real estate categories being offset by increases in commercial and industrial and consumer loans. Even though the total average loan balances have not increased significantly, our risk profile continues to improve, as a result of the decline in higher-risk loan portfolios offset by targeted growth in certain lower-risk portfolios, such that higher-risk loans comprised only 10% of our entire loan portfolio and lower-risk government guaranteed loans represented 8% of the portfolio as of March 31, 2011. Despite continued soft loan demand, we remain focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the three months ended March 31, 2011, we extended approximately $16.5 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.

Client deposit growth continued its positive trajectory, reaching a record high in the first quarter as the positive shift in deposit mix continued with lower-cost deposit increases more than offsetting the decline in higher-cost deposits. Average consumer and commercial deposits increased 1% during the first quarter and 5% compared to the same period in 2010. Average balance increases were driven by increases in lower cost noninterest-bearing demand deposits and money market accounts, partially offset by declines in higher cost CDs. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost funding sources, helping to drive significant reductions in our funding costs and improvement in net interest margin. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we also believe that the growth is a direct result of investments that we have made to enhance our clients’ banking experience as well as a result of our superior client service that is driving client loyalty.

Our client-focused revenue generation strategies, lower cost funding mix, improved asset quality, and continued expense management discipline contributed to improved operating trends as seen in higher net interest margin, higher noninterest income, lower provision for credit losses, and controlled operating expenses compared to a year ago. Compared to the fourth quarter of 2010, operating trends were fairly stable, as improvement in credit quality, expansion of net interest margin, and a reduction in expenses offset lower fee income due to market-sensitive factors. Total revenue, on an FTE basis, increased 14% compared to the prior year due to stable earning assets, increases in certain fee based revenue, and expanded net interest margin. However, total revenue, on an FTE basis, declined by 7% compared to the fourth quarter of 2010 due to declines in market-driven and cyclical fee income and fewer business days during the current quarter. Net interest income, on an FTE basis, increased 6%, compared to the three months ended March 31, 2010. The increase in net interest income was due to lower funding costs, improved funding mix, and a reduction in long-term debt. As a result, our net interest margin increased to 3.53% for the three months ended March 31, 2011 from 3.32% during the same period in 2010. Compared to the fourth quarter of 2010, net interest income, on an FTE basis, declined by 1% due to fewer days; however, the net interest margin increased by 9 basis points, marking the eighth consecutive quarter of expansion. The sequential quarter increase was driven by a combination of lower average earning assets, coupled with higher yields on earning assets and lower rates paid on interest-bearing liabilities. Noninterest income increased 27% compared to the same quarter in 2010, most notably due to increases in trading income, securities gains, and lower mortgage repurchase costs, offset by lower service charges on deposit accounts. Compared to the fourth quarter of 2010, noninterest income was down 14%, primarily driven by lower trading account profits and commissions, mortgage production, and investment banking income. Noninterest expense increased 8% during the current quarter when compared to the same quarter in 2010, driven primarily by higher personnel costs due to higher compensation from improved revenue generation, as well as the hiring of additional teammates, primarily in mortgage origination and in client service and support roles. However, noninterest expense declined by 5% compared to the fourth quarter of 2010, as seasonally higher employee benefits costs were offset by reductions in credit-related expenses, marketing expenses, and outside processing costs. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data)	2011	2010
Summary of Operations
Interest income	$1,554	$1,574
Interest expense	305	402

Net interest income	1,249	1,172
Provision for credit losses	447	862

Net interest income after provision for credit losses	802	310
Noninterest income	883	698
Noninterest expense	1,465	1,361

Net income/(loss) before provision/(benefit) for income taxes	220	(353)
Net income attributable to noncontrolling interest	7	2
Provision/(benefit) for income taxes	33	(194)

Net income/(loss)	$180	($161)

Net income/(loss) available to common shareholders	$38	($229)

Net interest income - FTE	$1,277	$1,202
Total revenue - FTE	2,160	1,900
Total revenue - FTE excluding securities gains, net [1]	2,096	1,899

Net income/(loss) per average common share:
Diluted [2]	0.08	(0.46)
Diluted excluding effect of accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	0.22	(0.46)
Basic	0.08	(0.46)
Dividends paid per average common share	0.01	0.01
Book value per common share	35.49	35.40
Tangible book value per common share [3]	23.79	22.76
Market price:
High	33.14	28.39
Low	27.38	20.16
Close	28.84	26.79
Selected Average Balances
Total assets	$173,066	$171,429
Earning assets	146,786	146,896
Loans	115,162	114,435
Consumer and commercial deposits	120,710	115,084
Brokered and foreign deposits	2,606	3,433
Total shareholders’ equity	23,107	22,338

Average common shares - diluted (thousands)	503,503	498,238
Average common shares - basic (thousands)	499,669	494,871

Financial Ratios (Annualized)
ROA	0.42%	(0.38)%
ROA less net unrealized securities (gains)/losses [4]	0.30	(0.42)
ROE	0.84	(5.34)
Return on average realized common shareholders’ equity [5]	(0.35)	(5.93)
Net interest margin - FTE	3.53	3.32
Efficiency ratio [6]	67.83	71.60
Tangible efficiency ratio [7]	67.32	70.91
Total average shareholders’ equity to total average assets	13.35	13.03
Tangible equity to tangible assets [8]	7.87	9.86

Capital Adequacy
Tier 1 common equity	9.05%	7.70%
Tier 1 capital	11.00	13.13
Total capital	13.92	16.68
Tier 1 leverage	8.72	10.95

Reconcilement of Non U.S. GAAP Financial Measures[9]
Net income/(loss)	$180	($161)
Preferred dividends, Series A	(2)	(2)
U.S. Treasury preferred dividends and accretion of discount	(66)	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	(74)	-

Net income/(loss) available to common shareholders	38	(229)
Securities gains, net of tax	(40)	(1)
Coke stock dividend, net of tax	(13)	(12)

Net income/(loss) available to common shareholders excluding securities (gains)/losses and the Coke stock dividend	($15)	($242)

Net income/(loss) excluding securities gains and Coke stock dividend, net of tax	$127	($174)

Net income/(loss) available to common shareholders	$38	($229)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	74	-

Net income/(loss) available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	$112	($229)

Net income/(loss) per average common share - diluted	$0.08	($0.46)
Effect of accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	0.14	-

Net income/(loss) per average common share - diluted, excluding effect of accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	$0.22	($0.46)

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
Reconcilement of Non U.S. GAAP Financial Measures[9]	2011	2010
Net interest income	$1,249	$1,172
FTE adjustment	28	30

Net interest income - FTE	1,277	1,202
Noninterest income	883	698

Total revenue - FTE	2,160	1,900
Securities gains, net	(64)	(1)

Total revenue - FTE excluding securities gains, net [1]	$2,096	$1,899

Total average assets	$173,066	$171,429
Average net unrealized securities gains	(2,294)	(1,884)

Average assets less net unrealized securities gains	$170,772	$169,545

Total average common shareholders’ equity	$18,269	$17,419
Average AOCI	(1,530)	(889)

Total average realized common shareholders’ equity	$16,739	$16,530

ROA	0.42%	(0.38)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.12)	(0.04)

ROA less net unrealized securities (gains)/losses [4]	0.30%	(0.42	) %

ROE	0.84%	(5.34)%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(1.19)	(0.59)

Return on average realized common shareholders’ equity [5]	(0.35)%	(5.93)%

Efficiency ratio [6]	67.83%	71.60%
Impact of excluding amortization of intangible assets other than MSRs	(0.51)	(0.69)

Tangible efficiency ratio [7]	67.32%	70.91%

Total shareholders’ equity	$19,223	$22,620
Goodwill, net of deferred taxes	(6,185)	(6,202)
Other intangible assets including MSRs, net of deferred taxes	(1,635)	(1,761)
MSRs	1,538	1,641

Tangible equity	12,941	16,298
Preferred stock	(172)	(4,923)

Tangible common equity	$12,769	$11,375

Total assets	$170,794	$171,796
Goodwill	(6,324)	(6,323)
Other intangible assets including MSRs	(1,659)	(1,800)
MSRs	1,538	1,641

Tangible assets	$164,349	$165,314

Tangible equity to tangible assets [8]	7.87%	9.86%
Tangible book value per common share [3]	$23.79	$22.76

Tier 1 Capital excluding impact of preferred stock issued to the U.S. Treasury	As of December 31, 2010
Tier 1 Capital	$18,156
Preferred stock issued to the U.S. Treasury	4,769

Tier 1 Capital excluding preferred stock issued to the U.S. Treasury	$13,387

Risk Weighted Assets	$132,819

Tier 1 Capital ratio excluding impact of preferred stock issued to the U.S. Treasury	10.08%

1We present total revenue-FTE excluding net securities gains. We believe noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

2For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.

3We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry.

4We present a return on average assets less net unrealized (gains)/losses on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common shares of Coke. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities (gains)/losses is more indicative of our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily client relationship and client transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income/(loss), excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average assets less net unrealized securities (gains)/losses.

5We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net income/(loss) available to common shareholders, excluding securities (gains)/losses and the Coke stock dividend, net of tax, by average realized common shareholders’ equity.

6Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

7We present a tangible efficiency ratio which excludes the amortization of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

8We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.

9Certain amounts in this schedule are presented net of applicable income taxes, which are calculated based on each subsidiary’s federal and state tax rates and laws. In general, the federal marginal tax rate is 35%, but the state marginal tax rates range from 1% to 8% in accordance with the subsidiary’s income tax filing requirements with various tax authorities. In addition, the effective tax rate may differ from the federal and state marginal tax rates in certain cases where a permanent difference exists.

Net Interest Margin	Table 2

	Three Months Ended						Increase/(Decrease) From
	March 31, 2011			March 31, 2010			Prior Year Quarter
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate residential mortgage 1-4 family	$29,427	$369	5.01%	$28,535	$397	5.56%	$892	(0.55)%
Real estate construction	2,487	24	3.95	4,078	34	3.44	(1,591)	0.51
Real estate home equity lines	14,571	121	3.37	15,157	125	3.33	(586)	0.04
Real estate commercial	13,514	137	4.10	15,105	151	4.05	(1,591)	0.05
Commercial - FTE[2]	33,925	472	5.64	33,094	449	5.50	831	0.14
Credit card	1,013	21	8.13	1,067	23	8.69	(54)	(0.56)
Consumer - direct	6,723	74	4.49	5,254	53	4.11	1,469	0.38
Consumer - indirect	9,473	114	4.89	6,697	101	6.10	2,776	(1.21)
Nonaccrual[5]	4,029	8	0.77	5,448	11	0.83	(1,419)	(0.06)

Total loans	115,162	1,340	4.72	114,435	1,344	4.76	727	(0.04)
Securities AFS:
Taxable	23,705	185	3.12	24,779	195	3.15	(1,074)	(0.03)
Tax-exempt - FTE[2]	549	7	5.54	910	12	5.40	(361)	0.14

Total securities AFS - FTE	24,254	192	3.17	25,689	207	3.23	(1,435)	(0.06)
Funds sold and securities purchased under agreements to resell	1,064	-	0.01	882	-	0.11	182	(0.10)
LHFS	2,726	28	4.13	3,248	33	4.09	(522)	0.04
Interest-bearing deposits	22	-	0.13	26	-	0.28	(4)	(0.15)
Interest earning trading assets	3,558	22	2.49	2,616	20	3.07	942	(0.58)

Total earning assets	146,786	1,582	4.37	146,896	1,604	4.43	(110)	(0.06)
ALLL	(2,852)			(3,083)			231
Cash and due from banks	6,485			4,408			2,077
Other assets	17,699			18,690			(991)
Noninterest earning trading assets	2,654			2,634			20
Unrealized gains on securities AFS, net	2,294			1,884			410

Total assets	$173,066			$171,429			$1,637

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,370	$11	0.17%	$25,593	$17	0.27%	($223)	(0.10)%
Money market accounts	42,603	48	0.46	36,250	61	0.67	6,353	(0.21)
Savings	4,266	1	0.13	3,856	2	0.24	410	(0.11)
Consumer time	12,774	51	1.61	14,417	70	1.97	(1,643)	(0.36)
Other time	7,417	33	1.78	10,448	56	2.18	(3,031)	(0.40)

Total interest-bearing consumer and commercial deposits	92,430	144	0.63	90,564	206	0.92	1,866	(0.29)
Brokered deposits	2,347	25	4.36	3,005	27	3.61	(658)	0.75
Foreign deposits	259	-	0.15	428	-	0.10	(169)	0.05

Total interest-bearing deposits	95,036	169	0.72	93,997	233	1.01	1,039	(0.29)
Funds purchased	1,114	-	0.18	1,416	1	0.17	(302)	0.01
Securities sold under agreements to repurchase	2,302	1	0.16	1,980	-	0.10	322	0.06
Interest-bearing trading liabilities	930	8	3.34	736	6	3.38	194	(0.04)
Other short-term borrowings	2,760	3	0.41	2,853	3	0.45	(93)	(0.04)
Long-term debt	13,806	124	3.64	17,581	159	3.66	(3,775)	(0.02)

Total interest-bearing liabilities	115,948	305	1.07	118,563	402	1.38	(2,615)	(0.31)
Noninterest-bearing deposits	28,280			24,520			3,760
Other liabilities	3,955			4,222			(267)
Noninterest-bearing trading liabilities	1,776			1,786			(10)
Shareholders’ equity	23,107			22,338			769

Total liabilities and shareholders’ equity	$173,066			$171,429			$1,637

Interest Rate Spread			3.30%			3.05%		0.25%

Net Interest Income - FTE[3]		$1,277			$1,202		$75

Net Interest Margin[4]			3.53%			3.32%		0.21%

1Interest income includes loan fees of $39 million and $38 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively. Income on nonaccrual loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $28 million and $30 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

3The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $154 million and $156 million in the three month periods ended March 31, 2011 and March 31, 2010, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

5Accruing TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified for all periods presented.

Net Interest Income/Margin

Net interest income, on an FTE basis, was $1.3 billion for the first quarter of 2011, an increase of $75 million, or 6%, from the first quarter of 2010. This increase was driven mainly by a continued positive trend in net interest margin, which increased 21 basis points to 3.53% in the first quarter of 2011 from 3.32% in the first quarter of 2010. Earning asset yields declined 6 basis points compared to first quarter 2010 from 4.43% to 4.37%, but the cost of interest-bearing liabilities decreased 31 basis points over the same period. The biggest contributors to the increase in net interest margin were the growth in lower-cost deposits, specifically demand deposit and money market accounts, while higher-cost time deposits declined. We currently expect margin to be relatively stable for the second quarter of 2011. Risks to this expectation include the potential impacts of a prolonged low rate environment, yield curve flattening, an unfavorable shift in deposit mix and volume, and loan pricing, while opportunities include continued low cost deposit growth and re-pricing, further steepening of the yield curve, and lower nonperforming assets.

Average earning assets decreased $110 million compared to the first quarter of 2010, and yields decreased slightly compared to the same quarter in the prior period. Average loans increased $727 million, or 1%, compared to the first quarter of 2010. The increase in loans was primarily attributable to increases of $2.8 billion, or 41%, in consumer-indirect loans, driven by purchases of high quality auto loan portfolios, and $1.5 billion, or 28%, in higher yielding consumer-direct loans, related to an increase in government-guaranteed student loans. These increases were partially offset by declines of $1.6 billion, or 39%, in real estate construction and $1.6 billion, or 11%, in commercial real estate, both as a result of our targeted efforts to reduce exposure to certain higher-risk loans. Average securities AFS decreased $1.4 billion, or 6%, due primarily to the sale of lower yielding U.S. Treasury and agency securities of $1.2 billion. See additional discussion in the “Securities Available for Sale” section included in this MD&A for more information on the repositioning of our securities AFS portfolio. Average interest earning trading assets increased $942 million, or 36%, in the first quarter of 2011 compared to the first quarter of 2010, but the additional assets’ yields were lower compared to the assets replaced from the prior year as a result of a change in market spreads.

Our loan portfolio yielded 4.72% for the first quarter, down 4 basis points from first quarter 2010. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of March 31, 2011, the outstanding notional balance of swaps was $14.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $16.4 billion as of March 31, 2010. Swap income remained stable at $154 million in the first quarter of 2011 compared to $156 million in the first quarter of 2010. The total loan yield decline when comparing the three months ended March 31, 2011 to the same period in 2010 was related to the yield declines in real estate 1-4 family and consumer-indirect loan portfolios, which was driven by run-off of higher rate loans being replaced with lower rate government guaranteed loans.

Average interest-bearing liabilities declined $2.6 billion, or 2%, from the first quarter of 2010 as a result of significant declines in long-term debt partially offset by increases in interest-bearing deposits. Total average consumer and commercial deposits increased $5.6 billion, or 5%, in the first quarter of 2011 compared to the first quarter of 2010. This growth consisted of lower-cost deposits, including $6.4 billion, or 18%, in money market accounts, and $3.8 billion, or 15%, in demand deposits, partially offset by a decline of $4.7 billion, or 19%, in higher-cost time deposits. This growth in lower-cost deposits was the result of marketing campaigns, competitive pricing and clients’ increased preference for more liquid products. The overall growth in consumer and commercial deposits allowed for a reduction in other higher-cost funding sources, including $3.8 billion of long-term debt and $658 million of brokered deposits. The growth in lower-cost deposits and decline in higher-cost deposits and wholesale funding resulted in a 31 basis point decline in rates paid on interest-bearing liabilities compared to the same quarter in the prior year.

During the first quarter of 2011, the interest rate environment was characterized by flat short- and medium-term rates and lower long-term rates, resulting in a flatter yield curve versus the first quarter of 2010. More specifically, the Fed funds target rate averaged 0.25%, unchanged from first quarter 2010, the Prime rate averaged 3.25%, unchanged from first quarter 2010, one-month LIBOR averaged 0.26%, an increase of 3 basis points, three-month LIBOR averaged 0.31%, an increase of 5 basis points, five-year swaps averaged 2.32%, a decrease of 38 basis points, and ten-year swaps averaged 3.54%, a decrease of 24 basis points.

Foregone interest income from NPLs reduced net interest margin by 17 basis points for the first quarter of 2011, compared to 23 basis points in the first quarter of 2010, as average nonaccrual loans decreased $1.4 billion, or 26% from the first quarter of 2010. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended March 31%
(Dollars in millions)	2011	2010	Change[1]
Service charges on deposit accounts	$163	$196	(17)%
Other charges and fees	126	129	(2)
Card fees	100	87	15
Trust and investment management income	135	122	11
Retail investment services	58	47	23
Mortgage production related loss	(1)	(31)	97
Mortgage servicing related income	72	70	3
Investment banking income	67	56	20
Trading account profits/(losses) and commissions	52	(7)	NM
Net securities gains	64	1	NM
Other noninterest income	47	28	68

Total noninterest income	$883	$698	27%

1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Income

Noninterest income increased by $185 million, or 27%, compared to the three months ended March 31, 2010, due to broad-based growth in core consumer and commercial fee-based categories, including trust and investment management income, card fees, investment banking, and retail investment services, each of which grew by more than $10 million and by double digit percentages. Additionally, higher net gains on the sale of investment securities, improved trading income, and lower mortgage production losses contributed to the increase. However, the overall increase was partially offset by lower service charges on deposit accounts due primarily to implementation of required regulatory driven product changes.

Service charges on deposit accounts decreased by $33 million, or 17%, compared to the three months ended March 31, 2010. The decreases were attributable to Regulation E changes and a voluntary decision to eliminate overdraft fees on very small individual transactions, as well as reducing the maximum number of daily overdraft fees charged to our clients. The voluntary changes and the Regulation E impact began during the third quarter of 2010; therefore, they impacted our current quarter results but were not applicable to the first quarter of 2010 results.

Card fees increased by $13 million, or 15%, compared to the three months ended March 31, 2010, primarily due to an increase in check card interchange fees. Growth was driven by household expansion, higher product penetration, and increasing consumer usage patterns, which will help offset the potential impact of lower interchange rates. We continue to monitor the status of the pending interchange price restrictions currently scheduled to be implemented in mid-2011. Although the Federal Reserve continues to work towards implementation, there is an effort underway in Congress to postpone the implementation pending future study of the issue. Although the ultimate outcome of the pending interchange price restrictions is still unknown, if the rules become effective in 2011, as currently proposed, our interchange revenue would decline.

Trust and investment management income increased by $13 million, or 11%, compared to the three months ended March 31, 2010, primarily due to higher market valuations on managed equity assets, partially offset by lower money market mutual fund revenue.

Retail investment services income increased by $11 million, or 23%, compared to the three months ended March 31, 2010, driven by higher recurring brokerage revenue and annuity income.

Mortgage production related loss improved by $30 million, or 97%, compared to the three months ended March 31, 2010, primarily due to a decline in mortgage repurchase costs, partially offset by lower mortgage volume due to higher mortgage interest rates. Reserves for mortgage repurchase costs were $270 million as of March 31, 2011, an increase of $5 million over December 31, 2010. The increase in the reserve was related to an increase in repurchase requests during the quarter, driven primarily by increased agency requests related to the 2007 vintage loans. Repurchase requests can vary significantly from period to period based on the timing of requests from the GSEs. We continue to expect repurchase requests to remain elevated and volatile for the foreseeable future, which could cause us to increase our overall request rate assumption; however, we continue to believe that, over time, seasoning patterns will result in a decline in requests from the higher loss 2006 and 2007 vintages.

Mortgage servicing related income increased by $2 million, or 3%, compared to the three months ended March 31, 2010, as valuation gains, net of hedges, on MSRs in the current period were largely offset by lower servicing fees during the first quarter of 2011. At March 31, 2011, the fair value of MSRs totaled $1.5 billion. This value was based on the overall servicing market at the end of the first quarter and does not explicitly include any incremental cost that may be associated with the April 13th Federal Reserve Consent Order. However, our valuation methodology does assume that the elevated level of mortgage servicing costs that we are currently experiencing remains high for a considerable period of time. We are in the process of evaluating whether there could be additional costs associated with the Consent Order that warrant inclusion in our MSR valuation approach.

Trading account profits/(losses) and commissions increased by $59 million compared to the three months ended March 31, 2010, primarily due to a decrease in valuation losses, net of hedges, on our index-linked CDs and public debt, both carried at fair value, as well as higher valuation gains on illiquid securities. Additionally, core capital markets-related trading income increased slightly when compared to the prior year. Investment banking income increased by $11 million, or 20%, compared to the three months ended March 31, 2010, primarily as a result of higher levels of syndicated finance income.

Net securities gains increased by $63 million compared to the three months ended March 31, 2010, as a result of sales of securities AFS as part of our repositioning of the securities AFS portfolio during the current quarter. See “Securities Available for Sale” in this MD&A for further discussion regarding our repositioning activity.

Other noninterest income increased by $19 million, or 68%, compared to the three months ended March 31, 2010. The increase was attributable to current quarter gains on private equity investments, impairment charges on leased assets in 2010, and contingent consideration recognized in 2011 from the transfer of money market funds to Federated Investors, Inc.

Noninterest Expense	Table 4

	Three Months Ended March 31%
(Dollars in millions)	2011	2010	Change
Employee compensation	$618	$557	11%
Employee benefits	136	135	1

Personnel expense	754	692	9
Other real estate expense	69	46	50
Credit and collection services	51	74	(31)
Operating losses	27	14	93
Mortgage reinsurance	7	9	(22)

Credit-related costs	154	143	8
Outside processing and software	158	149	6
Net occupancy expense	89	91	(2)
Regulatory assessments	71	64	11
Equipment expense	44	41	7
Marketing and customer development	38	34	12
Postage and delivery	21	22	(5)
Communications	16	16	-
Consulting and legal	14	14	-
Amortization of intangible assets	11	13	(15)
Net loss/(gain) on debt extinguishment	(1)	(9)	(89)
Other expense	96	91	6

Total noninterest expense	$1,465	$1,361	8%

Noninterest Expense

Noninterest expense increased by $104 million, or 8%, compared to the three months ended March 31, 2010, driven primarily by a rise in compensation expenses associated with improved revenue generation as well as the hiring of additional teammates, primarily in mortgage origination and in client service and support roles. Also contributing to the increase in noninterest expense were higher credit-related costs, an increase in outside processing and software expense, and an increase in regulatory assessment expenses.

Personnel expenses increased by $62 million, or 9%, compared to the three months ended March 31, 2010. The increase in personnel expenses is primarily attributable to higher incentive compensation related to improved business performance and the previously mentioned increase in teammates.

Credit-related costs increased by $11 million, or 8%, compared to the three months ended March 31, 2010, primarily due to an increase in other real estate expense resulting from net losses on the sale of OREO properties. Additionally, operating losses also increased year over year largely due to higher litigation-related costs. Partially offsetting these increases was a decrease in credit and collection services expenses.

Outside processing and software expenses increased by $9 million, or 6%, compared to the three months ended March 31, 2010, due to increased transaction volumes and investments in various risk management and client service-related technology projects.

Regulatory assessments expense increased by $7 million, or 11%, compared to the three months ended March 31, 2010, primarily as a result of higher average deposit balances. In February, 2011, the FDIC approved a final rule changing the assessment base and the method for calculating the assessment rate that took effect on April 1, 2011. Due to these changes, we expect a modest increase in regulatory assessments expense in the second quarter of 2011. See additional discussion in the “Executive Overview” section of this MD&A.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. During the three months ended March 31, 2011, the provision for income taxes was $33 million, compared to a tax benefit of $194 million for the same period in 2010. The provision represents a 15.5% effective tax rate for the three months ended March 31, 2011 compared to a (54.7)% effective tax rate for the three months ended March 31, 2010. We calculated income taxes for the three months ended March 31, 2011 and 2010 based on actual year-to-date results. For the three months ended March 31, 2011, the effective tax rate was primarily a result of positive pre-tax earnings adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. For the three months ended March 31, 2010, the effective tax rate was primarily attributable to the pre-tax loss as well as the aforementioned favorable permanent tax items. See additional discussion related to the provision for income taxes in Note 9, “Income Taxes,” to the Consolidated Financial Statements.

In determining whether a valuation allowance against our deferred tax assets is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. As of March 31, 2011, the cumulative valuation allowance associated with the deferred tax asset for certain state carryforwards was $50 million, unchanged from December 31, 2010. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets, and we estimate that on a consolidated basis, we have a net deferred tax liability at March 31, 2011.

Loans

We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, or classes, which further identify loans based upon common risk characteristics.

The commercial and industrial class includes loans secured by owner-occupied properties, corporate credit cards, as well as, other wholesale lending activities. Loans that are reported in the commercial real estate and commercial construction classes are based on investor exposures where repayment is largely dependent upon the underlying real estate.

Residential mortgages consist of our core mortgage portfolio secured by 1-4 family homes, mostly prime first-lien loans, and home equity products consist of both first-lien equity lines and closed-end second-lien loans. Residential construction loans include residential lot loans and construction-to-perm loans.

Consumer direct loans consist primarily of nonguaranteed student loans, while consumer indirect loans consist of loans secured by automobiles or recreational vehicles.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions)	March 31, 2011	December 31, 2010
Commercial loans:
Commercial & industrial[1]	$45,080	$44,753
Commercial real estate	6,043	6,167
Commercial construction	2,109	2,568

Total commercial loans	53,232	53,488
Residential loans:
Residential mortgages - guaranteed	4,516	4,520
Residential mortgages - nonguaranteed[2]	23,443	23,959
Home equity products	16,382	16,751
Residential construction	1,208	1,291

Total residential loans	45,549	46,521
Consumer loans:
Guaranteed student loans	4,477	4,260
Other direct	1,786	1,722
Indirect	9,469	9,499
Credit cards	419	485

Total consumer loans	16,151	15,966

LHFI	$114,932	$115,975

LHFS	$2,165	$3,501

[1]Includes $4 million of loans previously acquired from GB&T and carried at fair value at March 31, 2011 and December 31, 2010, respectively.

[2]Includes $453 million and $488 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

Loans Held for Investment

LHFI decreased by $1.0 billion, or 1%, during the three months ended March 31, 2011. The decrease was primarily attributable to a decrease in nonguaranteed residential mortgages, home equity products, and commercial construction loans. While the size of the loan portfolio declined slightly, we have continued to make progress in our balance sheet diversification strategy by growing the consumer loan segment of our portfolio, as well as, targeted portions within the commercial loan segment. We have also reduced our exposure to higher risk portions of the portfolio, including second mortgages, construction loans, and high LTV home equity products. We believe that the reduction in higher risk balances and the increase in guaranteed loans continues a significant de-risking of our loan portfolio.

Commercial loans decreased by $256 million, or less than 1%, during the three months ended March 31, 2011. The decline was largely attributable to a decrease in commercial construction loans, largely offset by an increase in commercial and industrial loans. Commercial construction loans decreased by $459 million, or 18%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure and significantly limiting new production under tighter underwriting standards. Meanwhile, commercial and industrial loans grew by $327 million, or 1%, as a result of increased asset based lending, middle market lending, and SBA lending. Asset backed lending in particular is one of the areas of growth we have targeted for 2011.

Residential loans decreased by $972 million, or 2%, during the three months ended March 31, 2011, due to current quarter net charge-offs and continued runoff in the higher risk segments of the portfolio, including certain nonguaranteed residential mortgages, home equity products, and residential construction loans. Guaranteed residential mortgages, however, were basically flat during the period.

Consumer loans increased by $185 million, or 1%, during the three months ended March 31, 2011. The increase was primarily attributable to a $217 million, or 5%, increase in guaranteed student loans, partially offset by a $66 million, or 14%, decline in consumer credit card loans.

Asset Quality

Our overall asset quality has improved since December 31, 2010, as net charge-offs, NPLs, and early stage delinquencies have all declined since year-end. Early stage delinquencies, in particular, surpassed our expectations in terms of improvement during the quarter. We continue to expect that additional improvement in early stage delinquencies, particularly in our residential portfolio, will be tied to the health of the general economy, as commercial and consumer delinquency rates are already at historically low levels.

The commercial and industrial loan portfolio continues to perform well, as evidenced by improving trends in our credit quality indicators. Delinquencies and net charge-offs both decreased within this portfolio, while NPLs remained relatively flat.

Despite the increase in commercial real estate NPLs, both early stage delinquencies and net charge-offs declined during the quarter. We continue to believe that this portfolio will perform comparatively well given its composition, the quality of our underwriting, and our ongoing management disciplines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial mortgage-backed securities guidelines. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, abilities to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.

Nonperforming commercial construction loans declined significantly during the quarter, as we continue to resolve and work through our remaining exposure to these loans. However, the decline in NPLs was partially attributable to increased charge-off activity related to a few larger projects. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered material relative to total loans outstanding.

The residential mortgages portfolio showed considerable improvement in early stage delinquencies during the quarter, and we managed to reduce NPLs while maintaining fairly stable net charge-offs. Our outlook for the residential mortgage portfolio, based on improving delinquency trends, is for reduced frequency of default over the next few quarters.

Net charge-offs and early stage delinquencies for the home equity portfolio increased modestly during the quarter, although higher risk balances continued to decline. Runoff in this portfolio has been concentrated in the higher risk portfolios, where no new production has occurred and little to no line availability exists.

The residential construction portfolio showed measurable improvement in terms of declines in early stage delinquencies, NPLs, and net charge-offs. However, net charge-offs are expected to remain elevated and uneven as we work through the remainder of the risk in this portfolio. Further, while there may be some variability, we generally expect this trend of declining NPLs to continue as we aggressively pursue workouts and transition foreclosed assets to OREO, and ultimately, disposition.

For the consumer portfolios, asset quality was stable to modestly improved. Early stage delinquencies, excluding guaranteed student loans, declined during the quarter. Meanwhile, the level of nonperforming consumer loans and net charge-offs remained relatively stable compared to the fourth quarter of 2010.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3, “Loans,” to the Consolidated Financial Statements for more information.

The following table shows the percentage breakdown of our LHFI portfolio at March 31, 2011 and December 31, 2010 by geographical region.

Loan Types by Geography	Table 6

	Commercial		Residential		Consumer
(Dollars in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Geography:
Central[1]	28%	29%	22%	22%	17%	16%
Florida[2]	21	21	31	31	26	27
MidAtlantic[3]	28	28	35	35	33	33
Other	23	22	12	12	24	24

Total	100%	100%	100%	100%	100%	100%

1The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.

2The Florida region includes Florida only.

3The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Loans Held for Sale

LHFS decreased by $1.3 billion, or 38%, during the three months ended March 31, 2011. The decline was attributable to a 34% reduction in closed mortgage loan volume versus the fourth quarter of 2010, as higher mortgage interest rates affected demand.

Allowance for Credit Losses

At March 31, 2011, the allowance for credit losses was $2.9 billion, which includes both the ALLL as well as the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience, is shown in the table below:

Summary of Credit Losses Experience	Table 7

Three Months Ended March 31	% Change
(Dollars in millions)	2011	2010
Allowance for Credit Losses
Balance - beginning of period	$3,032	$3,235	(6)
Provision/(benefit) for unfunded commitments	(4)	(15)	73
Provision for loan losses:
Commercial loans	108	215	(50)
Residential loans	322	601	(46)
Consumer loans	21	61	(66)

Total provision for loan losses	451	877	(49)

Charge-offs:
Commercial loans	(185)	(192)	(4)
Residential loans	(385)	(608)	(37)
Consumer loans	(45)	(62)	(27)

Total charge-offs	(615)	(862)	(29)

Recoveries:
Commercial loans	29	23	26
Residential loans	5	5	-
Consumer loans	10	13	(23)

Total recoveries	44	41	7

Net charge-offs	(571)	(821)	(30)

Balance - end of period	$2,908	$3,276	(11)

Components:
ALLL	$2,854	$3,176	(10)
Unfunded commitments reserve[1]	54	100	(46)

Allowance for credit losses	$2,908	$3,276	(11)

Average loans	$115,162	$114,435	1
Period-end loans outstanding	114,932	113,979	1

Ratios:
Allowance to period-end loans[2,3]	2.49%	2.80%	(11)
Allowance to NPLs[2,4]	72.29	61.74	17
Allowance to net charge-offs (annualized)[2]	1.23	x	0.95	x	29
Net charge-offs to average loans (annualized)	2.01%	2.91%	(31)
Provision for loan losses to average loans (annualized)	1.59	3.11	(49)
Recoveries to total charge-offs	7.2	4.8	49

[1]The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

[2]This ratio is calculated using the ALLL.

[3]$457  million and $436 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.

[4] $23 million and $41 million, respectively, of nonperforming loans carried at fair value were excluded from NPLs in the calculation.

Charge-offs

Net charge-offs for the three months ended March 31, 2011 declined by $250 million, or 30%, versus the three months ended March 31, 2010. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable for residential loans. As a percentage of average loans, annualized net charge-offs were 2.01% and 2.91% during the three months ended March 31, 2011 and 2010, respectively, reflecting the improvement in asset quality. We currently expect second quarter 2011 net charge-offs to be relatively stable compared to the first quarter.

Provision for Loan Losses

For the three months ended March 31, 2011, the provision for loan losses decreased by $426 million, or 49%, versus the three months ended March 31, 2010. The decrease in the provision for loan losses was attributable to significantly lower net charge-offs and the decline in the ALLL resulting from improved credit quality.

ALLL and Reserve for Unfunded Commitments

The allocation of our ALLL by loan segment is shown in the tables below:

Allowance for Loan Losses by Loan Segment	Table 8

	March 31, 2011			December 31, 2010
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$1,255	44%	46%	$1,303	44%	46%
Residential loans	1,440	50	40	1,498	50	40
Consumer loans	159	6	14	173	6	14

Total	$2,854	100%	100%	$2,974	100%	100%

The ALLL decreased by $120 million, or 4%, during the three months ended March 31, 2011, with commercial, residential, and consumer loans-related ALLL decreasing $48 million, $58 million, and $14 million, respectively. The decrease in ALLL was commensurate with the improved credit quality of each segment, including a reduction in higher-risk balances, lower emerging risks in the portfolio, as evidenced by the lower delinquency rates, and the recognition of current quarter net charge-offs absorbing existing risk. Our risk profile continues to improve, such that higher-risk loans comprised only 10% of our entire loan portfolio and lower-risk government guaranteed loans represented 8% of the portfolio as of March 31, 2011. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality and overall economic conditions. As of March 31, 2011, the allowance to period-end loans ratio was 2.49%, down 9 basis points from December 31, 2010, consistent with our continued de-risking of our loan portfolio during the quarter. The ratio of the ALLL to total NPLs decreased slightly to 72.29% as of March 31, 2011 from 72.86% as of December 31, 2010. The decrease in this ratio was primarily attributable to the $120 million decrease in the ALLL, partially offset by the decline in NPLs.

The reserve for unfunded commitments was $54 million as of March 31, 2011, a decrease of $4 million, or 7%, versus a reserve of $58 million at December 31, 2010. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate borrowers.

Nonperforming Assets

Nonperforming assets decreased by $190 million, or 4%, during the three months ended March 31, 2011. The decrease was attributable to a $139 million reduction in NPLs as a result of our problem loan resolution efforts. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the U.S. housing market correction. The amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, has remained elevated, and we believe this is attributable to delays in the foreclosure process. These delays may impact the resolution of real estate related loans within the nonperforming assets portfolio. Nonetheless, we expect that we will see continued declines in NPLs in the second quarter of 2011.

Nonperforming Assets	Table 9

(Dollars in millions)	March 31, 2011	December 31, 2010	% Change[5]
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial[1]	$585	$584	-
Commercial real estate	435	342	27
Commercial construction	843	961	(12)

Total commercial NPLs	1,863	1,887	(1)
Residential loans
Residential mortgages - nonguaranteed[2]	1,458	1,543	(6)
Home equity products	343	355	(3)
Residential construction	275	290	(5)

Total residential NPLs	2,076	2,188	(5)
Consumer loans
Other direct	11	10	10
Indirect	21	25	(16)

Total consumer NPLs	32	35	(9)

Total nonaccrual/NPLs	3,971	4,110	(3)
OREO[3]	534	596	(10)
Other repossessed assets	16	52	(69)
Nonperforming LHFS	47	-	NM

Total nonperforming assets	$4,568	$4,758	(4)%

Accruing loans past due 90 days or more	$1,658	$1,565	6%
TDRs:
Accruing restructured loans	2,643	2,613	1
Nonaccruing restructured loans[4]	976	1,005	(3)
Ratios:
NPLs to total loans	3.46%	3.54%
Nonperforming assets to total loans plus OREO and other repossessed assets	3.95	4.08

[1]Includes $4 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

[2]Includes $19 million and $24 million of loans carried at fair value at March 31, 2011 and December 31, 2010, respectively.

[3]Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.

[4]Nonaccruing restructured loans are included in total nonaccrual/NPLs.

[5] NM - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

Nonperforming commercial loans decreased by $24 million, or 1%, during the three months ended March 31, 2011, as a $118 million decrease in commercial construction NPLs was largely offset by a $93 million increase in commercial real estate NPLs. The increase in commercial real estate NPLs is related to a small number of large commercial real estate borrowers. We continue to expect some variability in inflows of commercial real estate NPLs as a result of the current commercial real estate correction cycle.

Nonperforming residential loans decreased by $112 million, or 5%, during the three months ended March 31, 2011, primarily as a result of an $85 million decrease in nonguaranteed residential mortgage NPLs. Of that $85 million decrease, $57 million was attributable to the reclassification of certain nonperforming residential mortgages as held for sale to reflect our intention to sell these mortgages in the second quarter. We recorded an incremental charge-off of $10 million in connection with the decision to transfer and sell these mortgages. The remaining decrease was attributable to lower inflows of NPLs and net charge-offs.

Nonperforming consumer loans decreased by $3 million, or 9%, during the three months ended March 31, 2011, primarily as a result of a $4 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the quarter, partially offset by the migration of delinquent consumer loans to nonaccrual status.

OREO decreased by $62 million, or 10%, during the three months ended March 31, 2011. The decline consisted of a $71 million decrease in residential homes and a $3 million decrease in residential construction related properties, partially offset by an $11 million increase in commercial properties. During the three months ended March 31, 2011 and 2010, sales of OREO resulted in proceeds of $190 million and $153 million, respectively, and a net loss on sales of $13 million and a net gain on sales of $6 million, respectively, excluding changes in the valuation reserve attributable to lots and land for which current property-specific values were not available prior to sale. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income/(Loss). Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 45% and 40%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the value of these properties were re-evaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.

Other repossessed assets decreased by $36 million, or 69%, during the three months ended March 31, 2011. The decrease was largely attributable to the sale of certain large repossessed assets during the quarter.

Accruing loans past due ninety days or more included $947 million and $884 million of residential mortgages at March 31, 2011 and December 31, 2010, respectively, which were fully insured by the FHA or the VA. Also included were $623 million and $596 million of federally guaranteed student loans at March 31, 2011 and December 31, 2010, respectively.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. We recognized $8 million and $11 million of cash basis interest income for the three months ended March 31, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $70 million and $96 million for the three months ended March 31, 2011 and 2010, respectively, would have been recorded.

At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. We have taken steps to improve upon our processes as a result of our review. In addition, the Federal Reserve recently conducted a horizontal review of the nation’s largest mortgage loan servicers, including SunTrust. Following this review, SunTrust and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 14, “Contingencies,” to the Consolidated Financial Statements. See also, Part II, Item 1A, “Risk Factors,” in this Form 10-Q. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. We have already begun implementing the requirements prescribed by the Consent Order. However, this may result in additional delays in the foreclosure process at a time when foreclosure upon residential real estate collateral in certain states, primarily Florida, is already elevated. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral. We expect that our costs will increase in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. This may result in higher noninterest expense, including higher servicing costs and legal expenses, in our Mortgage line of business. In addition, process enhancements could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales temporarily may increase, and this may result in an increase in nonperforming assets and servicing advances, and may impact the collectability of such advances and the value of our MSR asset. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could increase the costs associated with our mortgage operations. Nevertheless, we believe these additional costs will not have a material effect on our financial position, results of operations, and EPS.

Restructured Loans

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing review that is programmatic in nature. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extension in terms. For commercial loans, the primary restructuring method is the extensions of terms. Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR until it is ultimately repaid in full, or foreclosed and sold.

At March 31, 2011, our total TDR portfolio was $3.6 billion and was composed of $3.1 billion, or 86%, of residential loans (predominately first and second lien residential mortgages and home equity lines of credit), $473 million, or 13%, of commercial loans (predominately income-producing properties), and $12 million, or less than 1%, of direct consumer loans.

Accruing TDRs increased by $30 million, or 1%, during the three months ended March 31, 2011. The increase in accruing TDRs was attributable to a general increase in the number of loan modifications during the quarter. Nonaccruing TDRs decreased by $29 million, or 3%, during the three months ended March 31, 2011, reflecting net charge-offs during the quarter.

Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $27 million and $20 million for the three months ended March 31, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $30 million for the three months ended March 31, 2011 and 2010, respectively, would have been recorded.

The following table displays our residential real estate TDR portfolio by modification type and payment status at March 31, 2011.

Selected Residential TDR Data	Table 10

	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$369	$43	$412	$14	$60	$74
Rate reduction and term extension	1,746	290	2,036	65	454	519
Other[2]	50	10	60	6	27	33

Total	$2,165	$343	$2,508	$85	$541	$626

1TDRs considered delinquent for purposes of this table were those at least thirty days past due.

2Primarily consists of extensions and deficiency notes.

We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. At March 31, 2011, specific reserves included in the ALLL for residential TDRs were $431 million.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

Trading Assets and Liabilities	Table 11

(Dollars in millions)	March 31, 2011	December 31, 2010
Trading Assets
U.S. Treasury securities	$226	$187
Federal agency securities	438	361
U.S. states and political subdivisions	156	123
MBS - agency	221	301
MBS - private	2	15
CDO securities	45	55
ABS	37	59
Corporate and other debt securities	716	743
CP	53	14
Equity securities	156	221
Derivative contracts	2,758	2,743
Trading loans	1,481	1,353

Total trading assets	$6,289	$6,175

Trading Liabilities
U.S. Treasury securities	$540	$439
Corporate and other debt securities	277	398
Equity securities	1	-
Derivative contracts	1,913	1,841

Total trading liabilities	$2,731	$2,678

Trading Assets and Liabilities

Trading assets increased $114 million, or 2%, since December 31, 2010. This increase was primarily driven by an increase in trading loans due to normal business activity. The increase was slightly offset by net decrease in MBS, ABS and equity securities due to normal trading fluctuations.

Certain illiquid securities were purchased during the fourth quarter of 2007 from affiliates, which included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alternative A-paper and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from SunTrust-sponsored securitizations. During the three months ended March 31, 2011, we recognized approximately $17 million in net market valuation gains related to these securities and received approximately $77 million in cash from sales and paydowns related to these securities, thereby eliminating our exposure to these distressed assets at March 31, 2011.

The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009. See additional discussion related to FINRA’s ARS investigation in Note 14, “Contingencies,” to the Consolidated Financial Statements. The amount of ARS recorded in trading assets, at fair value, declined to $97 million as of March 31, 2011 compared to $147 million as of December 31, 2010 due to calls. The majority of these ARS are preferred equity securities, and the remaining securities are collateralized by trust preferred bank debt or student loans.

Trading liabilities increased $53 million, or 2%, since December 31, 2010 due primarily to an increase in derivative contracts as a result of normal business activity, slightly offset by a decrease in corporate and other debt securities that act as a hedge for some of the trading assets we own.

Securities Available for Sale	Table 12

	As of March 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$223	$-	$1	$222
Federal agency securities	3,829	13	26	3,816
U.S. states and political subdivisions	537	17	3	551
MBS - agency	17,679	348	32	17,995
MBS - private	355	2	19	338
CDO securities	77	-	-	77
ABS	710	14	4	720
Corporate and other debt securities	55	2	1	56
Coke common stock	-	1,990	-	1,990
Other equity securities[1]	803	1	-	804

Total securities AFS	$24,268	$2,387	$86	$26,569

1At March 31, 2011, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $114 million in mutual fund investments (par value).

	As of December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO securities	50	-	-	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	-	1,973	-	1,973
Other equity securities[1]	886	1	-	887

Total securities AFS	$24,484	$2,534	$123	$26,895

1At December 31, 2010, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $197 million in mutual fund investments (par value).

Securities Available for Sale

The securities AFS portfolio is managed as part of our overall asset and liability management process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $26.6 billion as of March 31, 2011, a decrease of $326 million, or 1%, versus December 31, 2010. Changes in the size and composition of the portfolio during the quarter reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. These changes included reducing the size of the U.S. Treasury securities portfolio by $5.3 billion, from which the proceeds were partly used to repurchase our Series C and Series D Fixed Rate Cumulative Preferred Stock that we issued to the U.S. Treasury under the TARP’s CPP. The proceeds were also used to increase agency MBS and federal agency securities. During the quarter ended March 31, 2011, we recorded $64 million in net realized gains from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared to net realized gains of $1 million during the same period in 2010. For additional information on composition and valuation assumptions related to securities AFS, see the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

At March 31, 2011, the carrying value of securities AFS reflected $2.3 billion in net unrealized gains, which were comprised of a $2.0 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $311 million net unrealized gain on the remainder of the portfolio. At December 31, 2010, the carrying value of securities AFS reflected $2.4 billion in net unrealized gains, which were comprised of a $2.0 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $438 million net unrealized gain on the remainder of the portfolio. We entered into two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares. Under The Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle The Agreements for no less than approximately $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than approximately $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to approximately $66.02 per share and approximately $65.72 per share, under each of the respective variable forward agreements. Additional details related to these forward agreements can be found in Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements and in our 2010 Annual Report on Form 10-K.

For the three months ended March 31, 2011, the average yield on a FTE basis for the securities AFS portfolio declined to 3.17% compared to 3.23% for the three months ended March 31, 2010. The yield decline was largely due to security maturities, prepayments, and sales, with the proceeds generally reinvested at current lower yields.

The portfolio’s effective duration decreased to 3.2% as of March 31, 2011 from 3.3% as of December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.2% suggests an expected price change of 3.2% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong at March 31, 2011. Excluding $2.8 billion of fair value represented by equity securities, $22.9 billion, or 97%, of the remaining $23.8 billion in securities AFS carried an actual or implied AAA rating, the highest possible, as designated by at least one Nationally Recognized Statistical Rating Organization. The amount of ARS recorded in the securities AFS portfolio totaled $116 million as of March 31, 2011 and $128 million as of December 31, 2010. Included in ARS are tax-exempt municipal securities as well as student loan ABS.

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

BORROWINGS

Short-Term Borrowings	Table 13

	As of March 31, 2011		Three Months Ended March 31, 2011
					Maximum
			Daily Average		Outstanding
(Dollars in millions)	Balance	Rate	Balance	Rate	at any Month-End
Fed funds purchased¹	$1,150	0.18%	$1,114	0.18%	$1,169
Securities sold under agreement to repurchase¹	2,113	0.14	2,302	0.16	2,411
CP issued	163	1.05	169	1.01	169
Other short-term borrowings[2]	2,695	0.73	2,591	0.37	2,695

	As of March 31, 2010		Three Months Ended March 31, 2010
					Maximum
			Daily Average		Outstanding
(Dollars in millions)	Balance	Rate	Balance	Rate	at any Month-End
Fed funds purchased¹	$1,159	0.19%	$1,416	0.17%	$3,163
Securities sold under agreement to repurchase¹	2,794	0.11	1,980	0.10	2,794
CP issued	317	0.35	989	0.31	1,009
Other short-term borrowings[2]	2,071	0.91	1,864	0.52	2,071

[1]Fed funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

[2]Other short-term borrowings includes master notes, dealer collateral held by the Company, U.S. Treasury demand notes, term Fed funds purchased, and other short-term borrowed funds.

Our period-end short-term borrowings decreased $220 million, or 3%, from March 31, 2010 to March 31, 2011. The decrease was primarily attributable to a reduction in securities sold under agreement to repurchase of $681 million and a $154 million decline in CP outstanding, largely offset by increases of $345 million, $75 million, and $72 million in dealer collateral, term Fed funds purchased, and U.S. Treasury demand notes, respectively.

Average short-term borrowings decreased $73 million, or 1%, from March 31, 2010 to March 31, 2011. The decrease was primarily attributable to an $820 million decline in average CP outstanding, largely offset by an increase of $727 million in average other short-term borrowings. The amount of average CP outstanding declined, in part, due to a downgrade of our short-term debt ratings during 2010.

At March 31, 2011, period-end outstanding balances were not materially different from maximum monthly outstanding balances or from the daily averages for any category of short-term borrowings. At March 31, 2010, Fed funds purchased was the only category of short-term borrowings with a material difference between the maximum outstanding balance during the three months ended March 31, 2010 and the period ended balance, as a result of borrowings temporarily increasing during January 2010 due to ordinary balance sheet management practices.

Long-Term Debt

During the three months ended March 31, 2011, our long-term debt increased by $1.0 billion. This increase was primarily due to our issuance of $1.0 billion of five year 3.60% senior notes on March 24, 2011, as part of our capital plan, in connection with the completion of the Federal Reserve’s CCAR. During April 2011, we entered into a fair value hedge to swap the fixed rate on these notes to a floating rate as part of our overall asset/liability management objectives. For additional discussion of the Federal Reserve’s CCAR, refer to Note 8, “Long-Term Debt and Capital,” to the Consolidated Financial Statements, and the “Executive Overview” section of this MD&A.

On April 1, 2011, $852 million of our outstanding ten year 6.375% subordinated notes matured and were redeemed at par.

CAPITAL RESOURCES

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

Both the Company and the Bank are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average assets for leverage purposes, a regulatory exposure measure with adjustments similar to those used to calculate Tier 1 capital. The minimum and well-capitalized ratios are 3% and 5%, respectively.

In September 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers and more stringent definitions of capital and exposure. Basel III would impose a new common equity requirement of 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards. The new rule also proposes the deduction of certain assets in measuring Tier 1 capital. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS and the new requirements are anticipated to be phased in over the period from 2013 to 2015. We monitor our capital structure as to compliance with current regulatory and prescribed operating levels and take into account these new regulations as they are published and become applicable to us in our capital planning.

Capital Ratios	Table 14

	March 31,	December 31,
(Dollars in millions)	2011	2010
Tier 1 capital	$14,363	$18,156
Total capital	18,178	21,967
Risk-weighted assets	130,581	132,819

Tier 1 capital	14,363	18,156
Less:
Qualifying trust preferred securities	2,250	2,350
Preferred stock	173	4,942
Allowable minority interest	129	127

Tier 1 common equity	$11,811	$10,737

Risk-based ratios:
Tier 1 common equity	9.05%	8.08%
Tier 1 capital	11.00	13.67
Total capital	13.92	16.54
Tier 1 leverage ratio	8.72	10.94
Total shareholders’ equity to assets	11.26	13.38

In March, 2011, the Federal Reserve completed its CCAR to evaluate capital plans of the nineteen largest U.S. bank holding companies. As a result of the CCAR, some of the bank holding companies increased or restarted dividends payments, common stock repurchases, or repaid U.S. government capital borrowed under the CPP. Upon completion of their review, the Federal Reserve did not object to our capital plan submitted as part of the CCAR in December 2010. As such, during March, 2011, we initiated and completed certain elements of our capital plan, including public offerings of $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D preferred stock, we incurred a one-time, non-cash charge to net income available to common shareholders of $74 million during the three months ended March 31, 2011, related to accelerating the outstanding discount accretion on the Series C and D preferred stock. The U.S. Treasury continues to hold warrants to purchase 11,891,280 shares of our common stock at an initial exercise price of $44.15 per share and 6,008,902 shares of our common stock at an initial exercise price of $33.70 per share. At a future date, we may seek to repurchase these common stock warrants.

As a result of the common stock offering our common equity was enhanced, increasing by $1.0 billion, net of issuance costs, adding approximately 35 million new common shares to our total outstanding common shares. Conversely, during the three months ended March 31, 2011, total Shareholders’ Equity decreased by $3.9 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D preferred stock, offset by the issuance of the new common shares.

While our total equity decreased, our capital levels remain strong with Tier 1 common equity, Tier 1 capital, and Total capital ratios at 9.05%, 11.00%, and 13.92%, respectively, at March 31, 2011 compared to 8.08%, 13.67%, and 16.54%, respectively, at December 31, 2010. At December 31, 2010, our Tier 1 Capital ratio excluding preferred stock issued to the U.S. Treasury was 10.08%. The increase in Tier 1 common equity was the result of the issuance of common equity. The decline in Tier 1 capital and Total capital ratios was due to the reduction in total equity as a result of the repurchase of the preferred shares issued to the U.S. Treasury. Overall we remain well above the requirements to be considered “well capitalized” according to the current U.S. regulatory standards, and our capital ratios exceed the proposed guidelines recently published by the Basel Committee under Basel III and endorsed by U.S. regulatory agencies.

We declared and paid common dividends totaling $5 million during the three month periods ended March 31, 2011 and 2010, or $0.01 per common share. In addition, we declared dividends payable during the three month periods ended March 31, 2011 and 2010 of $2 million on our Series A preferred stock. Further, during the three month periods ended March 31, 2011 and 2010, we declared dividends payable of $60 million, in both periods, to the U.S. Treasury on the Series C and D Preferred Stock.

We were subject to certain restrictions on our ability to increase our dividend. However, with the repurchase of the preferred stock issued to the U.S. Treasury as part of the CPP, we look forward to returning capital to our shareholders, in the form of an increased common dividend, in due time and as appropriate. We expect that our Board will evaluate a modest dividend increase in the latter part of 2011 if our financial results and the economy continue to improve. See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information on our dividend. In addition, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at March 31, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to Enterprise Risk Management described in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed below.

Credit Risk Management

There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. The net interest income profile reflects a relatively neutral interest rate sensitive position with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change	Estimated % Change in
(Basis Points)	Net Interest Income Over 12 Months
	March 31, 2011	December 31, 2010

+100	(0.5%)	0.2%
-100	(0.8%)	(0.9%)

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

Financial Reporting Perspective

Rate Change	Estimated % Change in
(Basis Points)	Net Interest Income Over 12 Months
	March 31, 2011	December 31, 2010

+100	(0.1%)	0.5%
-100	(1.0%)	(1.0%)

The difference from December 31, 2010 to March 31, 2011 seen above in both the economic and financial reporting perspectives related to the +100 basis point shock scenario is primarily due to a slight increase in liability sensitivity from projected fixed rate loan and investment security growth, funded with short-term borrowings, and customer deposits. The -100 basis point shock scenario in the above economic and financial reporting perspectives are effectively unchanged from December 31, 2010 to March 31, 2011 as interest rates continue to remain at or near terminally low levels, as well as reaching floors of essentially zero percent in downward rate shocks.

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

As of March 31, 2011, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock	Estimated % Change in MVE
(Basis Points)	March 31, 2011	December 31, 2010

+100	(2.8%)	(3.4%)
-100	- %	1.1%

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

Trading Activities

Under established policies and procedures, we manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the three months ended March 31, 2011 and 2010.

(Dollars in millions)	March 31, 2011	March 31, 2010
Average VAR	$6	$11
High VAR	$7	$13
Low VAR	$5	$10

Average VAR during the three months ended March 31, 2011 was lower compared to the three months ended March 31, 2010 primarily due to sales, paydowns, and maturities of illiquid trading assets. This is a result of continuing to manage down illiquid asset holdings where possible, as they are not part of our core business activities. Trading assets net of trading liabilities averaged $3.5 billion and $2.7 billion for the three months ended March 31, 2011 and 2010, respectively. Trading assets net of trading liabilities were $3.6 billion and $2.8 billion at March 31, 2011 and 2010, respectively. The increase in trading balances is primarily a result of increases in the TRS portfolio.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt, and capital.

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves, capacity to borrow from the FHLB system, the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio, and the capacity to borrow at the Federal Reserve discount window. As of March 31, 2011, the potential liquidity from these four sources totaled $46.6 billion which we believe exceeds any contingent liquidity needs.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of March 31, 2011, Moody’s, Standard & Poor’s, and DBRS all maintained a “Stable” outlook on our credit ratings while Fitch upgraded our credit rating outlook from “Stable” to “Positive” on March 3, 2011, citing improved credit and earnings trends. Downgrades are possible, although not anticipated given the “Stable” and “Positive” credit rating outlooks.

Debt Credit Ratings and Outlook

As of March 31, 2011

	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A

Outlook	Stable	Stable	Positive	Stable

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of March 31, 2011, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During the first quarter, pursuant to a capital plan submitted to the Federal Reserve, we repurchased our Series C and Series D Fixed Rate Cumulative Preferred stock issued to the U.S. Treasury under the TARP’s CPP. In particular, we repurchased $4.9 billion of our preferred stock using $2.9 billion of Parent Company cash and the net proceeds from the issuance of $1.0 billion of common stock and $1.0 billion of five year senior Parent Company debt. The Parent Company retains a material cash reserve, originating in part from our reduction in the size of the U.S. Treasury securities portfolio by $5.3 billion, in anticipation of the repurchase of our preferred stock. See additional discussion of the preferred stock repurchase and senior debt issuance in the “Executive Overview,” “Long-Term Debt,” and “Capital Resources” sections of this MD&A.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $121.6 billion as of March 31, 2011, up from $120.0 billion as of December 31, 2010.

We also maintain access to a diversified collection of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding totaled $23.1 billion as of March 31, 2011, up slightly from $22.9 billion as of December 31, 2010. In total, the Bank and Parent Company have approximately $4.1 billion of wholesale funding maturing during 2011, $852 million of which matured on April 1, 2011. There were no material wholesale debt maturities during the three months ended March 31, 2011. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $6.1 billion as of March 31, 2011, down from $7.1 billion as of December 31, 2010.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $3.0 billion of such securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of March 31, 2011, the Bank had capacity to issue $32.1 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the first quarter of 2011, we had no Parent Company debt that matured, and none is scheduled to mature during the remainder of 2011. Approximately $1.0 billion of Parent Company debt is scheduled to mature in 2012. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

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

Recent Developments. Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective, the potential impact of which cannot be presently quantified. However, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and conservative liquidity management practices. See discussion of certain current legislative and regulatory proposals within the “Executive Overview” section of this MD&A.

Other Liquidity Considerations. As detailed in Table 15, we had an aggregate potential obligation of $63.5 billion to our clients in unused lines of credit at March 31, 2011. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $6.0 billion in letters of credit as of March 31, 2011, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $3.9 billion of these letters as of March 31, 2011 supported variable rate demand obligations.

As of March 31, 2011, our cumulative UTBs amounted to $99 million. The gross liability for interest related to UTBs was $21 million as of March 31, 2011. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Unfunded Lending Commitments	Table 15

(Dollars in millions)	March 31, 2011	December 31, 2010
Unused lines of credit
Commercial	$34,424	$34,363
Mortgage commitments [1]	9,885	9,159
Home equity lines	13,436	13,557
CRE	1,552	1,579
CP conduit	685	1,091
Credit card	3,541	3,561

Total unused lines of credit	$63,523	$63,310

Letters of credit
Financial standby	$5,822	$6,263
Performance standby	88	108
Commercial	59	68

Total letters of credit	$5,969	$6,439

1Includes $2.7 billion and $4.2 billion in IRLCs accounted for as derivatives as of March 31, 2011 and December 31, 2010, respectively.

Other Market Risk

Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

MSRs being carried at fair value total $1.5 billion and $1.4 billion as of March 31, 2011 and December 31, 2010, respectively, are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with a fair value of $88 million and $66 million, at the time of origination, during the three months ended March 31, 2011 and 2010, respectively. We recorded an increase in fair value of $18 million and a decrease of $110 million for the three months ended March 31, 2011 and 2010, respectively, including “decay” resulting from the realization of expected monthly net servicing cash flows.

We recorded a loss related to fair value MSRs of $25 million (including decay of $52 million) for the three months ended March 31, 2011 and a loss of $33 million (including decay of $65 million) for the three months ended March 31, 2010, inclusive of the mark to market adjustments on the related hedges.

See the “Noninterest Income” section of this MD&A, as well as, “Risk Factors” in Part II, Item 1A in this Form 10-Q for discussion of risk related to the value of our MSRs resulting from the Federal Reserve Consent Order.

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” and Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except as noted in the “Long-Term Debt” section of this MD&A, there have been no significant updates to our contractual commitments as described in our 2010 Annual Report on Form 10-K.

BUSINESS SEGMENTS

The following table for our reportable business segments compares net income/(loss) for the three months ended March 31, 2011 to the same period in 2010:

Net Income/(Loss) by Segment	Table 16

	Three Months Ended March 31
(Dollars in millions)(Unaudited)	2011	2010
Retail Banking	$26	$-
Diversified Commercial Banking	69	44
CRE	(78)	(42)
CIB	93	36
Mortgage	(166)	(314)
W&IM	39	29
Corporate Other and Treasury	145	117
Reconciling Items	52	(31)

The following table for our reportable business segments compares average loans and average deposits for the period ended March 31, 2011 to the same period in 2010:

Average Loans and Deposits by Segment	Table 17

	Three Months Ended March 31
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)(Unaudited)	2011	2010	2011	2010
Retail Banking	$35,141	$32,475	$75,574	$73,506
Diversified Commercial Banking	22,567	22,746	19,228	19,346
CRE	7,970	10,835	1,429	1,752
CIB	12,170	10,969	7,843	5,929
Mortgage	29,315	28,886	2,983	2,444
W&IM	7,797	8,220	12,716	11,409
Corporate Other and Treasury	236	315	971	814

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements for additional discussion of our segment structure, basis of presentation and internal management reporting methodologies. We are evaluating our line of business structure as a result of the recently announced management changes; realignment of our reportable segments may occur in the future as a result of this evaluation.

BUSINESS SEGMENT RESULTS

Three Months Ended March 31, 2011 vs. 2010

Retail Banking

Retail Banking reported net income of $26 million for the three months ended March 31, 2011, an increase of $26 million, over break-even results for the same period in 2010. The increase in net income was primarily due to lower provision for credit losses and higher net interest income that was partially offset by lower noninterest income and higher noninterest expense.

Net interest income was $623 million, an increase of $15 million, or 2%, from the same period in 2010. The increase was driven by higher average loans, loan spreads, and average deposit balances that offset lower deposit spreads. Average loan balances increased $2.7 billion, or 8%, partially due to the purchase of $1.5 billion of guaranteed student loans during the latter part of 2010. Indirect auto loans increased $2.8 billion, partially driven by the acquisition of $1.7 billion of high-quality consumer auto loans in the third and fourth quarters of 2010. Partially offsetting those increases were decreases in equity lines, residential mortgages, and business banking loans. Loan-related net interest income increased $26 million, or 12%, compared to the prior year driven by increased loan volume and higher loan spreads. Average deposit balances increased $2.1 billion, or 3%. Favorable deposit mix trends continued as relatively low cost average deposit balances increased, offsetting a $3.4 billion, or 16%, decline in average time deposits. Deposit-related net interest income decreased $14 million, or 3%, as the value of deposits fell in the current interest rate environment.

Provision for credit losses was $216 million, a decrease of $68 million, or 24%, over the same period in 2010 primarily driven by declines of $35 million in equity line, $12 million in credit card, and $9 million in residential mortgage loan net charge-offs.

Total noninterest income was $263 million, a decrease of $13 million, or 5%, compared to the same period in 2010. Service charges on deposits decreased $30 million, or 20%, driven by lower NSF/overdraft fees resulting from Regulation E changes partially offset by higher interchange and ATM card fees which increased a combined $15 million, or 15%, primarily due to increased transaction volume and accounts.

Total noninterest expense was $628 million, up $27 million, or 4%, compared to the same period in 2010. The increase was primarily driven by increases in other real estate, marketing and advertising, and in shared corporate expenses primarily in technology and operational areas.

Diversified Commercial Banking

Diversified Commercial Banking reported net income of $69 million for the three months ended March 31, 2011, an increase of $25 million, or 57%. The increase in net income was attributable to decreases in provision for credit losses and higher net interest income.

Net interest income was $172 million, a $15 million, or 10%, increase over prior year. Average loan balances declined $179 million, or 1%, with decreases in leasing and commercial real estate loans, partially offset by increases in tax-exempt loans and auto dealer floor plan loans. We experienced slight increases in line utilization rates during the current quarter. Loan-related net interest income increased $14 million, or 15%, compared to the first quarter in 2010 as increased loan spreads more than offset the decrease in average loan balances. Average deposits decreased $118 million, or 1%, from the same period in 2010. However, favorable trends in deposit mix continued as higher cost certificates of deposit declined $783 million, or 51%, while lower cost demand deposits increased $908 million, or 14%. NOW and money market combined average balances declined $259 million, or 2%. Deposit-related net interest income decreased $2 million, or 3%, due to a modest decrease in overall deposit spreads and overall deposit balances.

Provision for credit losses was $8 million, a decrease of $16 million, or 67%. The decrease was primarily driven by lower net charge-offs in lease financing and commercial domestic.

Total noninterest income was $58 million, an increase of $6 million, or 12%, driven primarily by leasing revenue. Additional increases in card services, loan commitment fees, and sales and referral credits were offset by lower letters of credit fees and service charges on deposits.

Total noninterest expense was $114 million, down $2 million, or 2%, driven by decreases in lease impairment expenses and allocated marketing and advertising support expenses. Those declines were partially offset by increases in overhead and staff expenses.

Commercial Real Estate

CRE reported a net loss of $78 million for the three months ended March 31, 2011, compared to a net loss of $42 million for the same period in 2010. The increase in net loss was primarily due to higher provision expense.

Net interest income was $35 million, an $8 million, or 19%, decline from the same period in 2010. Average loan balances declined $2.9 billion, or 26%, largely resulting from a $2.5 billion decrease in commercial real estate loans. Loan-related net interest income decreased $7 million, or 19%, as the decrease in average balances more than offset higher loan spreads. Average deposit balances declined $323 million, or 18%, largely driven by a $214 million decrease in money market accounts. Deposit-related net interest income declined from prior year by $2 million, or 21%, primarily attributable to decreased average balances and lower deposit spreads.

Provision for credit losses was $108 million, a $38 million increase over the same period in 2010. The increase was predominantly driven by higher net charge-offs of residential land and investor owned loans.

Total noninterest income was $27 million, an increase of $6 million, or 29%, from the same period in 2010. The increase was primarily due to favorable mark to market gains related to the GB&T loan portfolio carried at fair market value related to loan repayments and higher income related to Affordable Housing.

Total noninterest expense was $109 million, an increase of $16 million, or 17%, over the same period in 2010. The increase was primarily driven by higher other real estate expenses.

Corporate and Investment Banking

CIB’s net income for the three months ended March 31, 2011 was $93 million, an increase of $57 million, or 158%, compared to the same period in 2010. The increase was driven by higher total revenues and a decline in provision for credit losses, which were partially offset by an increase in noninterest expense.

Net interest income was $116 million, an increase of $33 million, or 40%, from the prior year. The increase was primarily driven by a $1.2 billion, or 11%, increase in average loan balances. The increase in loan balances was largely the result of a $902 million increase in Three Pillars, our CP conduit, and a $226 million increase in asset based lending loans. The increase in average loan balances, as well as higher loan spreads, resulted in a $25 million, or 47%, increase in loan-related income. Line of credit utilization rates declined slightly and remained at a historic low. Total average customer deposits increased $1.9 billion, or 32%, with growth concentrated in money market accounts, NOW accounts, and demand deposits. Higher deposit volumes mitigated lower deposits spreads which resulted in increased net interest income.

Provision for credit losses was a net recovery of $1 million, as net charge-offs declined $30 million from the prior year. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.

Total noninterest income was $176 million, an increase of $63 million, or 56%, over the prior year. The increase is primarily due to improved performance in loan syndications, equity underwritings, and investment grade bond originations, as well as a decline in valuation related losses related to the deterioration of collateral on previously securitized loans and higher merchant banking gains.

Total noninterest expense was $147 million, an increase of $37 million, or 34%. The increase was primarily due to higher staff expense related to increased revenue generation and higher operating losses.

Mortgage

Mortgage reported a net loss of $166 million for the three months ended March 31, 2011, an improvement of $148 million, or 47%, compared to the same period in 2010. The improvement in net loss was attributable to a reduction in the provision for credit losses, increased noninterest income, and higher net interest income.

Net interest income was $125 million for the three months ended March 31, 2011, up $23 million, or 23%, primarily due to higher net interest income on loans and deposits. Total average loans, primarily consumer mortgages, increased $429 million, or 1%, resulting in an increase in net interest income of $18 million, or 28%. Average deposits increased $539 million, or 22%, driving an increase in net interest income of $4 million, or 16%.

Provision for credit losses declined $178 million, or 44%, from the same period in 2010. The decline was partially due to specific actions taken in the first quarter of 2010 which resulted in additional charge-offs recognized on severely delinquent residential mortgage NPLs, primarily in Florida, as well as $51 million in charge-offs related to the $211 million of loans that were reclassified to LHFS and subsequently sold partially offset by a $10 million charge-off in 2011 related to the transfer of NPLs to LHFS.

Total noninterest income was $81 million, up $34 million, or 72%, compared with the same period in 2010. The increase was primarily due to higher mortgage production income. Mortgage loan production income increased $35 million, or 95%, primarily due to lower mortgage repurchase costs, partially offset by reduced income resulting from lower loan production-related revenues. Loan originations were $5.8 billion for the three months ended March 31, 2011 compared to $5.6 billion for the prior year, a 2% increase. Mortgage servicing income was $72 million, an increase of $2 million, or 3%, from the same period in 2010. Total loans serviced were $164.5 billion at March 31, 2011 compared to $178.0 billion at March 31, 2010.

Total noninterest expense was $252 million, which was down $2 million, or 1%, compared to the same period in 2010. A reduction in collection services expense of $15 million more than offset an increase in staff related expenses.

Wealth and Investment Management

W&IM’s net income for the three months ended March 31, 2011 was $39 million, an increase of $10 million, or 34%, compared to the same period in 2010. The increase in net income was primarily due to higher trust and retail investment income and net interest income partially offset by an increase in noninterest expense.

Net interest income was $105 million, an increase of $10 million, or 11%, driven mostly by deposit-related net interest income. Average loan balances declined $423 million, or 5%, with decreases primarily in consumer direct categories, commercial real estate, and residential mortgages. Loan-related net interest income increased $2 million, or 5%, as higher loan spreads more than offset the decrease in average loan balances. Average customer deposits increased $1.3 billion, or 11%, as money market accounts increased

$1.8 billion, or 52%. Additionally, average demand deposits increased $264 million, or 13%, while average certificates of deposit decreased $494 million, or 32%, and NOW accounts decreased $295 million, or 7%. Deposit-related net interest income increased $8 million, or 12%, due to the combination of higher average balances and improved deposit spreads.

Provision for credit losses was $17 million, an increase of $4 million, or 31%, primarily due to increased consumer loan net charge-offs.

Total noninterest income was $215 million, an increase of $29 million, or 16%. Trust income increased $13 million, or 10%, primarily due to higher market valuations on managed equity assets partially offset by lower money market mutual fund revenue. Retail investment income increased $11 million, or 24%, driven by increased recurring brokerage revenue, annuity income, and mutual fund trailers.

As of March 31, 2011, assets under management were approximately $104.6 billion compared to $122.7 billion as of March 31, 2010. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. The March 31, 2010 assets under management included approximately $18 billion of money market mutual fund assets that transferred to a third party during the latter part of 2010. SunTrust’s total assets under advisement were approximately $201.9 billion, which includes $104.6 billion in assets under management, $51.2 billion in non-managed trust assets, $35.7 billion in retail brokerage assets, and $10.4 billion in non-managed corporate trust assets.

Total noninterest expense was $237 million, an increase of $15 million, or 7%. The increase was primarily driven by staff expense due to higher compensation associated with revenue growth as well as increases in structural expense, other real estate expense, and allocated administrative expense.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the three months ended March 31, 2011 was $145 million, an increase of $28 million, or 24%, compared to the same period in 2010. The increase was primarily due to increased securities gains.

Net interest income was $139 million, an increase of $16 million, or 13%. The increase was mainly due to change in the interest rate environment. Total average assets increased $411 million, or 1%. Total average deposits decreased $170 million, or 7%, primarily due to a decrease in brokered deposits as we reduced our reliance on wholesale funding sources in conjunction with solid consumer and commercial deposit growth.

Total noninterest income was $77 million, an increase of $69 million compared to the same period in 2010. The increase was mainly due to an increase in securities gains of $62 million.

Total noninterest expense increased $22 million compared to the same period in 2010. The increase was primarily due to higher staff expenses and lower gains on the extinguishment of debt in 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 14, “Contingencies,” to the Consolidated Financial Statements, which is incorporated into this item 1 by reference.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank and SunTrust Mortgage, Inc. entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank and SunTrust Mortgage, Inc. agreed to strengthen oversight of, and improve, risk management, internal audit and compliance programs concerning the residential mortgage loan servicing, loss mitigation and foreclosure activities of SunTrust Mortgage, Inc. See Note 14, “Contingencies— Consent Order with the Federal Reserve,” to the Consolidated Financial Statements for further discussion of the Consent Order.

We completed an internal review of SunTrust Mortgage, Inc.’s residential foreclosure processes, and as a result of the review, steps have been taken to improve upon those processes. Under the terms of the Consent Order SunTrust Bank and SunTrust Mortgage, Inc. also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by SunTrust Mortgage, Inc., to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement or adjustment. Until the results of this review are known, we cannot reasonably estimate financial reimbursements or adjustments that may be required.

The Federal Reserve has said that it believed monetary sanctions would be appropriate as a result of its review that preceded the Consent Order, and that it planned to announce monetary sanctions. It has not made any further announcements nor has it provided us with information related to timing or amount of any potential monetary sanctions.

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

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so.

Further, in February 2009, the Federal Reserve advised bank holding companies that safety and soundness considerations required that dividends be substantially reduced or eliminated. Since that time, the Federal Reserve has indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, we expect that any substantial increase in our dividend will require the approval of the Federal Reserve.

Additionally, our obligations under the warrant agreements (that we entered into with the U.S. Treasury as part of the CPP) will increase to the extent that we pay dividends prior to December 31, 2018 exceeding $0.54 per share per year, which was the amount we paid when we first participated in the CPP. Specifically, the exercise price and the number of shares to be issued upon exercise of the warrants will be adjusted proportionately (that is, adversely to the Company) as specified in a formula contained in the warrant agreements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SunTrust did not repurchase any shares of its common stock or Series A Preferred Stock Depositary Shares during the period ended March 31, 2011. On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations. No stock repurchases have been made under this authorization. This authority was terminated on January 5, 2011. The Company was also authorized to repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. This authority was terminated on January 5, 2011.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1	Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.	*

3.2	Bylaws of the Registrant, as amended and restated on March 4, 2010, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 5, 2010.	*

10.1	Form of TSR Performance-Vested Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 27, 2011.	*

10.2	Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2011.	*

10.3	Form of Pro-Rata Nonqualified Stock Option Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2011.	*

31.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President, Chief Financial Officer and Treasurer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board, and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of May, 2011.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Principal Accounting Officer)