Form 10-Q
period 2011-06-30
SUNTRUST BANKS INC
filed 2011-08-09
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

At July 28, 2011, 536,877,003 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

Bank — SunTrust Bank.

BCBS — Basel Committee on Banking Supervision.

Board — The Company’s Board of Directors.

CCAR — Comprehensive Capital Analysis and Review.

CDO — Collateralized debt obligation.

CD — Certificate of deposit.

CDS — Credit default swaps.

CIB — Corporate and Investment Banking.

Class A shares — Visa Inc. Class A common stock.

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

Exchange Act — Securities Exchange Act of 1934.

FASB — Financial Accounting Standards Board.

FDIC — The Federal Deposit Insurance Corporation.

Federal Reserve — The Board of Governors of the Federal Reserve System.

Fed funds — Federal funds.

FFIEC — Federal Financial Institutions Examination Council

FHA — Federal Housing Administration.

FHLB — Federal Home Loan Bank.

i

FICO — Fair Isaac Corporation.

FINRA — Financial Industry Regulatory Authority.

Fitch — Fitch Ratings Ltd.

FTE — Fully taxable-equivalent.

FVO — Fair value option.

GB&T — GB&T Bancshares, Inc.

GSE — Government-sponsored enterprise.

IFRS — International Financial Reporting Standards.

IPO — Initial public offering.

IRLC — Interest rate lock commitments.

IRS — Internal Revenue Service.

ISDA — International Swaps and Derivatives Associations Master Agreement.

KBW Bank Sector Index — Keefe, Bruyette & Woods, Inc. Bank Sector Index.

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

S&P — Standard and Poor’s.

SBA — Small Business Administration.

ii

SEC — U.S. Securities and Exchange Commission.

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

W&IM — Wealth and Investment Management.

iii

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	000000	000000	000000	000000
	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$1,299	$1,318	$2,613	$2,635
Interest and fees on loans held for sale	22	33	50	66
Interest and dividends on securities available for sale:
Taxable interest	177	167	342	343
Tax-exempt interest	6	9	11	18
Dividends[1]	21	19	41	38
Trading account interest	21	24	43	44

Total interest income	1,546	1,570	3,100	3,144

Interest Expense
Interest on deposits	162	225	331	458
Interest on funds purchased and securities sold under agreements to repurchase	1	2	2	3
Interest on trading liabilities	8	8	16	14
Interest on other short-term borrowings	3	3	6	6
Interest on long-term debt	113	154	237	313

Total interest expense	287	392	592	794

Net interest income	1,259	1,178	2,508	2,350
Provision for credit losses	392	662	839	1,524

Net interest income after provision for credit losses	867	516	1,669	826

Noninterest Income
Service charges on deposit accounts	170	208	333	404
Other charges and fees	130	133	256	262
Card fees	105	94	205	181
Trust and investment management income	135	127	270	249
Retail investment services	59	48	117	95
Mortgage production related income/(loss)	4	(16)	3	(47)
Mortgage servicing related income	72	88	144	158
Investment banking income	95	58	162	114
Trading account profits and commissions	53	109	105	102
Net securities gains[2]	32	57	96	58
Other noninterest income	57	46	104	74

Total noninterest income	912	952	1,795	1,650

Noninterest Expense
Employee compensation	638	575	1,256	1,132
Employee benefits	110	107	246	242
Outside processing and software	162	158	320	307
Net occupancy expense	89	90	178	181
Regulatory assessments	81	65	152	129
Other real estate expense	64	87	133	133
Credit and collection services	60	66	111	140
Equipment expense	44	42	88	83
Marketing and customer development	46	44	84	78
Operating losses	62	16	89	30
Amortization of intangible assets	12	13	23	26
Net loss/(gain) on debt extinguishment	(1)	63	(2)	54
Other noninterest expense	175	177	329	329

Total noninterest expense	1,542	1,503	3,007	2,864

Income/(loss) before provision/(benefit) for income taxes	237	(35)	457	(388)
Provision/(benefit) for income taxes	58	(50)	91	(244)

Net income/(loss) including income attributable to noncontrolling interest	179	15	366	(144)
Net income attributable to noncontrolling interest	1	3	8	5

Net income/(loss)	$178	$12	$358	($149)

Net income/(loss) available to common shareholders	$174	($56)	$212	($285)

Net income/(loss) per average common share
Diluted[3]	$0.33	($0.11)	$0.41	($0.58)
Basic	0.33	(0.11)	0.41	(0.58)
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
Average common shares - diluted	535,416	498,499	519,548	498,369
Average common shares - basic	531,792	495,351	515,819	495,112

[1]

Includes dividends on common stock of The Coca-Cola Company of $14 million and $13 million during the three months ended June 30, 2011 and 2010, respectively, and $28 million and $26 million during the six months ended June 30, 2011 and 2010, respectively.

[2]	Includes credit-related other-than-temporary impairment losses of $1 million for the three months ended June 30, 2011 and 2010, and $2 million for the six months ended June 30, 2011 and 2010.
[3]

For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	000000000000000	000000000000000
	As of
(Dollars in millions and shares in thousands) (Unaudited)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$5,633	$4,296
Interest-bearing deposits in other banks	20	24
Funds sold and securities purchased under agreements to resell	1,134	1,058

Cash and cash equivalents	6,787	5,378
Trading assets	6,586	6,175
Securities available for sale	27,216	26,895
Loans held for sale[1] (loans at fair value: $1,925 as of June 30, 2011 and $3,168 as of December 31, 2010)	2,052	3,501
Loans[2] (loans at fair value: $449 as of June 30, 2011 and $492 as of December 31, 2010)	114,913	115,975
Allowance for loan and lease losses	(2,744)	(2,974)

Net loans	112,169	113,001
Premises and equipment	1,536	1,620
Goodwill	6,343	6,323
Other intangible assets (MSRs at fair value: $1,423 as of June 30, 2011 and $1,439 as of December 31, 2010)	1,539	1,571
Other real estate owned	483	596
Other assets	7,462	7,814

Total assets	$172,173	$172,874

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$30,591	$27,290
Interest-bearing consumer and commercial deposits	91,080	92,735

Total consumer and commercial deposits	121,671	120,025
Brokered deposits (CDs at fair value: $1,140 as of June 30, 2011 and $1,213 of December 31, 2010)	2,345	2,365
Foreign deposits	905	654

Total deposits	124,921	123,044
Funds purchased	939	951
Securities sold under agreements to repurchase	2,253	2,180
Other short-term borrowings	2,791	2,690
Long-term debt [3] (debt at fair value: $2,022 as of June 30, 2011 and $2,837 as of December 31, 2010)	13,693	13,648
Trading liabilities	3,026	2,678
Other liabilities	4,890	4,553

Total liabilities	152,513	149,744

Preferred stock, no par value	172	4,942
Common stock, $1.00 par value	550	515
Additional paid in capital	9,330	8,403
Retained earnings	8,745	8,542
Treasury stock, at cost, and other	(805)	(888)
Accumulated other comprehensive income, net of tax	1,668	1,616

Total shareholders’ equity	19,660	23,130

Total liabilities and shareholders’ equity	$172,173	$172,874

Common shares outstanding	536,907	500,436
Common shares authorized	750,000	750,000
Preferred shares outstanding	2	50
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	13,014	14,231

[1] Includes loans held for sale, at fair value, of consolidated VIEs	$329	$316
[2] Includes loans of consolidated VIEs	2,896	2,869
[3] Includes debt of consolidated VIEs ($289 and $290 at fair value at June 30, 2011 and December 31, 2010, respectively)	743	764

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net loss	-	-	-	-	(149)	-	-	(149)
Other comprehensive income:
Change in unrealized gains on securities, net of taxes	-	-	-	-	-	-	215	215
Change in unrealized gains on derivatives, net of taxes	-	-	-	-	-	-	377	377
Change related to employee benefit plans	-	-	-	-	-	-	83	83

Total comprehensive income								526
Common stock dividends, $0.02 per share	-	-	-	-	(10)	-	-	(10)
Series A preferred stock dividends, $2,022 per share	-	-	-	-	(4)	-	-	(4)
U.S. Treasury preferred stock dividends, $2,500 per share	-	-	-	-	(120)	-	-	(120)
Accretion of discount for preferred stock issued to U.S. Treasury	12	-	-	-	(12)	-	-	-
Stock compensation expense	-	-	-	11	-	-	-	11
Restricted stock activity	-	1	-	(69)	-	42	-	(27)
Amortization of restricted stock compensation	-	-	-	-	-	22	-	22
Issuance of stock for employee benefit plans and other	-	-	-	(18)	1	23	-	6
Fair value election of MSRs	-	-	-	-	89	-	-	89

Balance, June 30, 2010	$4,929	500	$515	$8,445	$8,358	($968)	$1,745	$23,024

Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	-	-	-	-	358	-	-	358
Other comprehensive income:
Change in unrealized gains on securities, net of taxes	-	-	-	-	-	-	121	121
Change in unrealized gains on derivatives, net of taxes	-	-	-	-	-	-	(53)	(53)
Change related to employee benefit plans	-	-	-	-	-	-	(16)	(16)

Total comprehensive income								410
Change in noncontrolling interest	-	-	-	-	-	1	-	1
Common stock dividends, $0.02 per share	-	-	-	-	(11)	-	-	(11)
Series A preferred stock dividends, $2,022 per share	-	-	-	-	(4)	-	-	(4)
U.S. Treasury preferred stock dividends, $1,236 per share	-	-	-	-	(60)	-	-	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	-	-	-	(6)	-	-	-
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	-	-	-	(74)	-	-	(4,850)
Issuance of common stock	-	35	35	982	-	-	-	1,017
Stock compensation expense	-	-	-	7	-	-	-	7
Restricted stock activity	-	2	-	(54)	-	46	-	(8)
Amortization of restricted stock compensation	-	-	-	-	-	17	-	17
Issuance of stock for employee benefit plans and other	-	-	-	(8)	-	19	-	11

Balance, June 30, 2011	$172	537	$550	$9,330	$8,745	($805)	$1,668	$19,660

1	Balance at June 30, 2011 includes ($869) for treasury stock, ($67) for compensation element of restricted stock, and $131 for noncontrolling interest.

   Balance at June 30, 2010 includes ($1,021) for treasury stock, ($55) for compensation element of restricted stock, and $108 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2011	2010
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	$366	($144)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	372	404
Origination of Mortgage Servicing Rights	(136)	(134)
Provisions for credit losses and foreclosed property	930	1,620
Amortization of restricted stock compensation	17	22
Stock option compensation	7	11
Net (gain)/loss on extinguishment of debt	(2)	54
Net securities gains	(96)	(58)
Net (gain)/loss on sale of assets	(141)	(218)
Net decrease in loans held for sale	1,718	1,045
Net increase in other assets	(358)	(406)
Net increase in other liabilities	421	170

Net cash provided by operating activities	3,098	2,366

Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	2,414	2,802
Proceeds from sales of securities available for sale	10,763	10,526
Purchases of securities available for sale	(12,603)	(12,677)
Proceeds from maturities, calls, and paydowns of trading securities	124	78
Proceeds from sales of trading securities	102	61
Net (increase)/decrease in loans including purchases of loans	(1,109)	31
Proceeds from sales of loans	287	600
Capital expenditures	(9)	(89)
Contingent consideration and other payments related to acquisitions	(18)	(4)
Proceeds from the sale of other assets	360	349

Net cash provided by investing activities	311	1,677

Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	1,877	(3,194)
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	162	(1,135)
Proceeds from the issuance of long-term debt	1,039	500
Repayment of long-term debt	(1,170)	(2,283)
Proceeds from the issuance of common stock	1,017	-
Repurchase of preferred stock	(4,850)	-
Common and preferred dividends paid	(75)	(135)

Net cash used in financing activities	(2,000)	(6,247)

Net increase/(decrease) in cash and cash equivalents	1,409	(2,204)
Cash and cash equivalents at beginning of period	5,378	6,997

Cash and cash equivalents at end of period	$6,787	$4,793

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$46	$17
Loans transferred from loans to loans held for sale	198	238
Loans transferred from loans to other real estate owned	367	622
Accretion of discount for preferred stock issued to the U.S. Treasury	80	12
Total assets of newly consolidated VIEs at January 1, 2010	-	2,049

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made.

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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Commercial loans (commercial & industrial, commercial real estate, and commercial construction) are considered to be past due when payment is not received from the borrower by the contractually specified due date. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been past due 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. If and when commercial borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status.

Consumer loans (guaranteed student loans, other direct, indirect, and credit card) are considered to be past due when payment is not received from the borrower by the contractually specified due date. Other direct and indirect loans are typically placed on nonaccrual when payments have been past due for 90 days or more except when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. Credit card loans are never placed on nonaccrual status but rather are charged off once they are 180 days past due. Guaranteed student loans continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. Nonaccrual loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status.

Residential loans (guaranteed residential mortgages, nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when payments are 120 days past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exception for nonguaranteed residential mortgages, residential construction loans, and home equity products is when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status.

Notes to Consolidated Financial Statements (Unaudited)-Continued

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, upon sustained performance and classification as a TDR through the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification. Generally, once a residential loan becomes a TDR, it is probable that the loan will likely continue to be reported as a TDR for the life of the loan. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. See Note 3, “Loans” for additional information.

Allowance for Credit Losses

The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Such evaluation considers numerous factors for each of the loan portfolio segments, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. In addition to these factors, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.

Large commercial (all loan classes) nonaccrual loans and certain consumer (other direct), residential (nonguaranteed residential mortgages, home equity products, and residential construction), and commercial (all classes) loans whose terms have been modified in a TDR are individually identified for evaluation of impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. Any change in the present value attributable to the passage of time is recognized through the provision for credit losses.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

For commercial real estate loans secured by property, acceptable third-party appraisal or other form of evaluation is obtained prior to the origination of the loan. Updated evaluations of the collateral’s value are obtained at least annually, or earlier if the credit quality of the loan deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan, net of estimated selling costs. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

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

In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and through the third quarter of 2009, the provision associated with changes in the unfunded lending commitment reserve was reported in the Consolidated Statements of Income/(Loss) in noninterest expense. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses. See Note 4, “Allowance for Credit Losses,” for additional information.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This ASU requires the disclosure of transfers in and out of level 1 and 2 of the fair value hierarchy, along with the reasons for the transfers and a gross presentation of purchases and sales of level 3 instruments. Additionally, the ASU requires fair value measurement disclosures for each class of assets and liabilities and enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for the interim reporting period ending March 31, 2011. The required disclosures are included in Note 12, “Fair Value Election and Measurement.” The adoption of these disclosure requirements had no impact on the Company’s financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The ASU requires more disclosures about the credit quality of financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them. The disclosure requirements that were effective as of December 31, 2010 are included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses.” Disclosures about activity that occurs during a reporting period were effective for the interim reporting period ending March 31, 2011 are also included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses,”. The adoption of the ASU did not have an impact on the Company’s financial position, results of operations, or EPS.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update requires companies to perform step 2 of the goodwill impairment analysis if the carrying value of a reporting unit is zero or negative and it is more likely than not that goodwill for that reporting unit is impaired. The adoption of the ASU as of January 1, 2011 did not have an impact on the Company’s financial position, results of operations, or EPS.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The ASU provides additional guidance to assist creditors in determining whether a modification of a receivable meets the criteria to be considered a TDR, both for purposes of recognizing loan losses and additional disclosures regarding TDRs. A modification of a credit arrangement constitutes a TDR if it constitutes a concession and the debtor is experiencing financial difficulties. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs will be applied prospectively beginning on July 1, 2011. The related disclosures, which were previously deferred by ASU 2011-01, will be required for the interim reporting period ending September 30, 2011 and subsequent reporting periods. The adoption of the ASU is not expected to have a significant impact on the Company’s financial position, results of operations, or EPS. The Company’s level of TDRs increased by less than $100 million at the date of adoption.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” A repurchase agreement is a transaction in which a company sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The determination of whether the transaction is accounted for as a sale or a collateralized financing is determined by assessing whether the seller retains effective control of the financial instrument. The ASU changes the assessment of effective control by removing the criterion that requires the seller to have the ability to repurchase or redeem financial assets with substantially the same terms, even in the event of default by the buyer and the collateral maintenance implementation guidance related to that criterion. The Company will apply the new guidance to repurchase agreements entered into or amended after January 1, 2012. The Company does not expect the ASU to have a significant impact on the Company’s financial position, results of operations, or EPS.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The primary purpose of the ASU is to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS. The ASU also clarifies how to apply existing fair value measurement and disclosure requirements. Further, the ASU requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU is effective for the interim reporting period ending March 31, 2012. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company’s financial position, results of operations, or EPS.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. The guidance is effective on January 1, 2012 and must be applied retrospectively for all periods presented. The Company is in the process of evaluating the presentation options; however, adoption of the ASU will not have an impact on the Company’s financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 2 – Securities Available for Sale

Securities Portfolio Composition

	000000000000000	000000000000000	000000000000000	000000000000000
	June 30, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$730	$4	$8	$726
Federal agency securities	2,519	48	1	2,566
U.S. states and political subdivisions	499	19	2	516
MBS - agency	18,797	536	2	19,331
MBS - private	335	1	25	311
CDO securities	337	-	-	337
ABS	615	14	4	625
Corporate and other debt securities	54	3	1	56
Coke common stock	-	2,019	-	2,019
Other equity securities[1]	728	1	-	729

Total securities AFS	$24,614	$2,645	$43	$27,216

	December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO securities	50	-	-	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	-	1,973	-	1,973
Other equity securities[1]	886	1	-	887

Total securities AFS	$24,484	$2,534	$123	$26,895

1At June 30, 2011, other equity securities included $205 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $132 million in mutual fund investments (par value). At December 31, 2010, other equity securities included $298 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $197 million in mutual fund investments (par value).

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $4.5 billion and $6.9 billion as of June 30, 2011 and December 31, 2010, respectively. Further, under The Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 11, “Derivative Financial Instruments.” The Company has also pledged $1.1 billion of certain trading assets and cash equivalents to secure $1.0 billion of repurchase agreements as of June 30, 2011.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The amortized cost and fair value of investments in debt securities at June 30, 2011 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$8	$214	$508	$-	$730
Federal agency securities	60	2,010	414	35	2,519
U.S. states and political subdivisions	131	255	44	69	499
MBS - agency	778	11,566	1,105	5,348	18,797
MBS - private	33	300	2	-	335
CDO securities	150	187	-	-	337
ABS	386	223	6	-	615
Corporate and other debt securities	8	4	17	25	54

Total debt securities	$1,554	$14,759	$2,096	$5,477	$23,886

Fair Value
U.S. Treasury securities	$8	$219	$499	$-	$726
Federal agency securities	60	2,044	427	35	2,566
U.S. states and political subdivisions	135	269	45	67	516
MBS - agency	797	11,947	1,146	5,441	19,331
MBS - private	30	279	2	-	311
CDO securities	150	187	-	-	337
ABS	395	225	5	-	625
Corporate and other debt securities	8	4	19	25	56

Total debt securities	$1,583	$15,174	$2,143	$5,568	$24,468

Securities in an Unrealized Loss Position

The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. As of June 30, 2011, the Company did not intend to sell these securities nor was it more likely than not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Securities in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$499	$8	$-	$-	$499	$8
Federal agency securities	85	1	-	-	85	1
U.S. states and political subdivisions	9	-	34	2	43	2
MBS - agency	477	2	-	-	477	2
MBS - private	4	-	23	3	27	3
CDO securities	162	-	-	-	162	-
ABS	-	-	13	3	13	3
Corporate and other debt securities	-	-	3	1	3	1

Total temporarily impaired securities	1,236	11	73	9	1,309	20

Other-than-temporarily impaired securities[1]
MBS - private	19	1	241	21	260	22
ABS	2	-	3	1	5	1

Total other-than-temporarily impaired securities	21	1	244	22	265	23

Total impaired securities	$1,257	$12	$317	$31	$1,574	$43

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$2,010	$45	$-	$-	$2,010	$45
Federal agency securities	1,426	7	-	-	1,426	7
U.S. states and political subdivisions	45	1	35	2	80	3
MBS - agency	3,497	28	-	-	3,497	28
MBS - private	18	-	17	3	35	3
ABS	-	-	14	4	14	4
Corporate and other debt securities	-	-	3	1	3	1

Total temporarily impaired securities	6,996	81	69	10	7,065	91

Other-than-temporarily impaired securities[1]
MBS - private	-	-	286	31	286	31
ABS	4	1	-	-	4	1

Total other-than-temporarily impaired securities	4	1	286	31	290	32

Total impaired securities	$7,000	$82	$355	$41	$7,355	$123

1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

Unrealized losses on securities that have been other-than-temporarily impaired are the result of factors other than credit and therefore are recorded in OCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to private MBS as of June 30, 2011, includes purchased and retained interests from 2007 vintage securitizations. The unrealized OTTI loss relating to ABS is related to three securities within the portfolio that are 2003 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced, and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Realized Gains and Losses and Other than Temporarily Impaired

Gross realized gains and losses on sales and OTTI on securities AFS during the periods were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Gross realized gains	$33	$62	$176	$77
Gross realized losses	-	(4)	(78)	(17)
OTTI	(1)	(1)	(2)	(2)

Net securities gains	$32	$57	$96	$58

The securities that gave rise to the credit impairment recognized during the six months ended June 30, 2011 consisted of private MBS with a fair value of $193 million at June 30, 2011. The securities impacted by credit impairment during the six months ended June 30, 2010, consisted of private MBS with a fair value of $1 million as of June 30, 2010. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled at the loan level underlying each security, and the Company also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the six months ended June 30, 2011 and 2010, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. The majority of the OTTI was taken on private MBS which were originated by the Company and, therefore, have geographic concentrations in the Company’s primary footprint. Additionally, the Company has not purchased new private MBS during the six months ended June 30, 2011, and continues to reduce existing exposure primarily through paydowns.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

(Dollars in millions)	MBS - Private	MBS - Private	MBS - Private	MBS - Private
Total OTTI losses	$1	$1	$2	$2
Portion of losses recognized in OCI (before taxes) [1]	-	-	-	-

Net impairment losses recognized in earnings	$1	$1	$2	$2

1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the six months ended June 30, 2011 and 2010, related to securities for which some portion of the OTTI loss remains in AOCI:

(Dollars in millions)
Balance, as of January 1, 2010	$22
Additions/reductions[1]	-

Balance, as of June 30, 2010	$22

Balance, as of January 1, 2011	$20
Additions:
OTTI credit losses on previously impaired securities	2
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)

Balance, as of June 30, 2011	$21

1 During the six months ended June 30, 2010, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from this amount.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Current default rate	4 - 8%	2 - 7%
Prepayment rate	12 - 22%	14 - 22%
Loss severity	39 - 44%	37 - 46%

Note 3 - Loans

Composition of Loan Portfolio

(Dollars in millions)	June 30, 2011	December 31, 2010
Commercial loans:
Commercial & industrial[1]	$45,922	$44,753
Commercial real estate	5,707	6,167
Commercial construction	1,740	2,568

Total commercial loans	53,369	53,488
Residential loans:
Residential mortgages - guaranteed	4,513	4,520
Residential mortgages - nonguaranteed[2]	23,224	23,959
Home equity products	16,169	16,751
Residential construction	1,118	1,291

Total residential loans	45,024	46,521
Consumer loans:
Guaranteed student loans	4,620	4,260
Other direct	1,863	1,722
Indirect	9,630	9,499
Credit cards	407	485

Total consumer loans	16,520	15,966

LHFI	$114,913	$115,975

LHFS	$2,052	$3,501

1Includes $4 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

2Includes $445 million and $488 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company transferred $198 million in LHFI to LHFS. Additionally, during the six months ended June 30, 2011, the Company sold $277 million in loans and leases that had been held for investment at December 31, 2010 for a gain of $10 million. There were no other material purchases or sales of LHFI during the period.

Credit Quality Evaluation

The Company evaluates the credit quality of its loan portfolio based on internal credit risk ratings using numerous factors, including consumer credit risk scores, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, pass or criticized. Loans are rated pass or criticized based on the borrower’s willingness and ability to contractually perform along with the estimated net losses the Company would incur in the event of default. Criticized loans have a higher probability of default. As a result, criticized loans are further categorized into accruing and nonaccruing, representing management’s assessment of the collectability of principal and interest. Ratings for loans are updated at least annually or more frequently if there is a material change in creditworthiness.

Notes to Consolidated Financial Statements (Unaudited)-Continued

For consumer and residential loans, the Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. However, for student loans which are guaranteed by a federal agency, the Company does not utilize FICO scores as the Company does not originate government guaranteed student loans. For guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, which it believes is the most appropriate indicator of credit quality. As of June 30, 2011 and December 31, 2010, 77% of the guaranteed student loan portfolio was current with respect to payments; however, the loss exposure to the Company was mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below.

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Credit rating:
Pass	$43,551	$42,140	$3,941	$4,316	$641	$836
Criticized accruing	1,834	2,029	1,367	1,509	472	771
Criticized nonaccruing	537	584	399	342	627	961

Total	$45,922	$44,753	$5,707	$6,167	$1,740	$2,568

	Residential mortgages - nonguaranteed[2]		Home equity products		Residential construction
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Current FICO score range:
700 and above	$15,752	$15,920	$11,471	$11,673	$752	$828
620 - 699	4,226	4,457	2,862	2,897	219	258
Below 620[1]	3,246	3,582	1,836	2,181	147	205

Total	$23,224	$23,959	$16,169	$16,751	$1,118	$1,291

	Consumer - other direct[3]		Consumer - indirect		Consumer - credit cards
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Current FICO score range:
700 and above	$1,111	$973	$7,023	$6,780	$219	$258
620 - 699	237	231	1,822	1,799	123	149
Below 620[1]	90	105	785	920	65	78

Total	$1,438	$1,309	$9,630	$9,499	$407	$485

1 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.

2 Excludes $4.5 billion at both June 30, 2011 and December 31, 2010 of federally guaranteed residential loans. At both June 30, 2011 and December 31, 2010, the vast majority of these loans had FICO scores of 700 and above.

3 Excludes $425 million and $413 million as of June 30, 2011 and December 31, 2010, respectively, of private-label student loans with third party insurance. At both June 30, 2011 and December 31, 2010, the vast majority of these loans had FICO scores of 700 and above.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The payment status for the LHFI portfolio at June 30, 2011 and December 31, 2010 is shown in the tables below:

	Nonaccruing3	Nonaccruing3	Nonaccruing3	Nonaccruing3	Nonaccruing3
	As of June 30, 2011
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$45,271	$93	$21	$537	$45,922
Commercial real estate	5,291	15	2	399	5,707
Commercial construction	1,102	11	-	627	1,740

Total commercial loans	51,664	119	23	1,563	53,369
Residential loans:
Residential mortgages - guaranteed	3,408	163	942	-	4,513
Residential mortgages - nonguaranteed[2]	21,448	336	28	1,412	23,224
Home equity products	15,601	233	-	335	16,169
Residential construction	825	25	2	266	1,118

Total residential loans	41,282	757	972	2,013	45,024
Consumer loans:
Guaranteed student loans	3,578	417	625	-	4,620
Other direct	1,834	15	5	9	1,863
Indirect	9,547	55	3	25	9,630
Credit cards	391	8	8	-	407

Total consumer loans	15,350	495	641	34	16,520

Total LHFI	$108,296	$1,371	$1,636	$3,610	$114,913

1 Includes $4 million in loans carried at fair value.

2 Includes $445 million in loans carried at fair value.

3 Total nonaccruing loans past due 90 days or more totaled $2.8 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	Nonaccruing3	Nonaccruing3	Nonaccruing3	Nonaccruing3	Nonaccruing3
	As of December 31, 2010
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$44,046	$111	$12	$584	$44,753
Commercial real estate	5,794	27	4	342	6,167
Commercial construction	1,595	11	1	961	2,568

Total commercial loans	51,435	149	17	1,887	53,488
Residential loans:
Residential mortgages - guaranteed	3,469	167	884	-	4,520
Residential mortgages - nonguaranteed[2]	21,916	456	44	1,543	23,959
Home equity products	16,162	234	-	355	16,751
Residential construction	953	42	6	290	1,291

Total residential loans	42,500	899	934	2,188	46,521
Consumer loans:
Guaranteed student loans	3,281	383	596	-	4,260
Other direct	1,692	15	5	10	1,722
Indirect	9,400	74	-	25	9,499
Credit cards	460	12	13	-	485

Total consumer loans	14,833	484	614	35	15,966

Total LHFI	$108,768	$1,532	$1,565	$4,110	$115,975

1 Includes $4 million in loans carried at fair value.

2 Includes $488 million in loans carried at fair value.

3 Total nonaccruing loans past due 90 days or more totaled $3.3 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $4 million and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude student loans and residential mortgages that were guaranteed by government agencies and for which there was nominal risk of principal loss.

	As of June 30, 2011			For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$109	$100	$-	$102	$-	$103	$-
Commercial real estate	87	62	-	68	1	63	1
Commercial construction	62	51	-	94	1	102	2

Total commercial loans	258	213	-	264	2	268	3
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	97	86	26	88	-	130	-
Commercial real estate	169	138	35	154	1	136	1
Commercial construction	394	300	104	321	-	356	1

Total commercial loans	660	524	165	563	1	622	2
Residential loans:
Residential mortgages - nonguaranteed	2,860	2,488	283	2,445	22	2,455	44
Home equity products	521	488	92	487	5	447	10
Residential construction	228	188	22	191	1	195	3

Total residential loans	3,609	3,164	397	3,123	28	3,097	57
Consumer loans:
Other direct	13	13	2	13	-	11	-

Total impaired loans	$4,540	$3,914	$564	$3,963	$31	$3,998	$62

1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

2 Of the interest income recognized for the three and six months ended June 30, 2011, cash basis interest income was $7 million and $13 million, respectively.

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

1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Included in the impaired loan balances above were $2.6 billion and $2.5 billion of accruing TDRs at June 30, 2011 and December 31, 2010, respectively, of which 86% and 85% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding the Company’s loan impairment policy.

At June 30, 2011 and December 31, 2010, the Company had $21 million and $15 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

Nonperforming assets at June 30, 2011 and December 31, 2010 are shown in the following table:

(Dollars in millions)	June 30, 2011	December 31, 2010
Nonperforming Assets
Nonaccrual/NPLs:
Commercial loans:

Commercial & industrial[1]	$537	$584
Commercial real estate	399	342
Commercial construction	627	961
Residential loans:

Residential mortgages - nonguaranteed[2]	1,412	1,543
Home equity products	335	355
Residential construction	266	290
Consumer loans:
Other direct	9	10
Indirect	25	25

Total nonaccrual/NPLs	3,610	4,110

OREO[3]	483	596
Other repossessed assets	11	52

Total nonperforming assets	$4,104	$4,758

1Includes $4 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

2Includes $23 million and $24 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

3Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $175 million and $195 million at June 30, 2011 and December 31, 2010, respectively.

Concentrations of Credit Risk

The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $383 million and $446 million at June 30, 2011 and December 31, 2010, respectively.

The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2011, the Company owned $45.0 billion in residential loans, representing 39% of total LHFI, and had $13.2 billion in commitments to extend credit on home equity lines and $7.2 billion in mortgage loan commitments. Of the residential loans owned at June 30, 2011, 10% were guaranteed by a federal agency or a GSE. At December 31, 2010, the Company owned $46.5 billion in residential real estate loans, representing 40% of total LHFI, and had $13.6 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2010, 10% were guaranteed by a federal agency or a GSE.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Included in the residential mortgage portfolio were $16.7 billion and $17.6 billion of mortgage loans at June 30, 2011 and December 31, 2010, respectively, that were not covered by mortgage insurance and whose terms, such as an interest only feature, a high LTV ratio, or a junior lien position, may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $12.1 billion and $13.2 billion were interest only loans at origination, primarily with a ten year interest only period, including $1.9 billion and $2.0 billion, respectively, of loans that have since been modified into fully amortizing products.

Note 4 - Allowance for Credit Losses

The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	2011	2011	2011	2011
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$2,908	$3,276	$3,032	$3,235
Provision for loan losses	395	702	846	1,579
Benefit for unfunded commitments	(3)	(40)	(7)	(55)
Loan charge-offs	(563)	(768)	(1,178)	(1,630)
Loan recoveries	58	46	102	87

Balance at end of period	$2,795	$3,216	$2,795	$3,216

Components:
ALLL	$2,744	$3,156
Unfunded commitments reserve[1]	51	60

Allowance for credit losses	$2,795	$3,216

1The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended June 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,255	$1,440	$159	$2,854
Provision for loan losses	124	252	19	395
Loan charge-offs	(220)	(303)	(40)	(563)
Loan recoveries	41	6	11	58

Balance at end of period	$1,200	$1,395	$149	$2,744

	Three Months Ended June 30, 2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,399	$1,590	$187	$3,176
Provision for loan losses	270	413	19	702
Loan charge-offs	(251)	(470)	(47)	(768)
Loan recoveries	29	5	12	46

Balance at end of period	$1,447	$1,538	$171	$3,156

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months Ended June 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	232	574	40	846
Loan charge-offs	(405)	(688)	(85)	(1,178)
Loan recoveries	70	11	21	102

Balance at end of period	$1,200	$1,395	$149	$2,744

	Six Months Ended June 30, 2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,353	$1,592	$175	$3,120
Provision for loan losses	485	1,014	80	1,579
Loan charge-offs	(443)	(1,078)	(109)	(1,630)
Loan recoveries	52	10	25	87

Balance at end of period	$1,447	$1,538	$171	$3,156

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the ALLL is composed of specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL at June 30, 2011 and December 31, 2010, respectively, is shown in the tables below:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	As of June 30, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$737	$165	$3,164	$397	$13	$2	$3,914	$564
Collectively evaluated	52,628	1,035	41,415	998	16,507	147	110,550	2,180

Total evaluated	53,365	1,200	44,579	1,395	16,520	149	114,464	2,744
LHFI at fair value	4	-	445	-	-	-	449	-

Total LHFI	$53,369	$1,200	$45,024	$1,395	$16,520	$149	$114,913	$2,744

	As of December 31, 2010
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$906	$175	$3,166	$428	$11	$2	$4,083	$605
Collectively evaluated	52,578	1,128	42,867	1,070	15,955	171	111,400	2,369

Total evaluated	53,484	1,303	46,033	1,498	15,966	173	115,483	2,974
LHFI at fair value	4	-	488	-	-	-	492	-

Total LHFI	$53,488	$1,303	$46,521	$1,498	$15,966	$173	$115,975	$2,974

Note 5 – Goodwill and Other Intangible Assets

Goodwill

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. No events have occurred or circumstances changed since the annual testing of the Company’s goodwill as of September 30, 2010 that caused interim testing of goodwill during the first six months of 2011.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in millions)	Retail & Commercial	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Total
Balance, January 1, 2010	$5,739	$-	$-	$223	$357	$6,319
Intersegment transfers	(5,739)	4,854	928	(43)	-	-
Contingent consideration	-	-	-	-	4	4

Balance, June 30, 2010	$-	$4,854	$928	$180	$361	$6,323

Balance, January 1, 2011	$-	$4,854	$928	$180	$361	$6,323
Contingent consideration	-	-	-	-	1	1
Purchase of the assets of asset management business	-	-	-	-	19	19

Balance, June 30, 2011	$-	$4,854	$928	$180	$381	$6,343

Other Intangible Assets

Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

	$1,439	$1,439	$1,439	$1,439	$1,439
(Dollars in millions)	Core Deposit Intangibles	MSRs LOCOM	MSRs Fair Value	Other	Total
Balance, January 1, 2010	$104	$604	$936	$67	$1,711
Designated at fair value (transfers from amortized cost)	-	(604)	604	-	-
Amortization	(19)	-	-	(7)	(26)
MSRs originated	-	-	134	-	134
Changes in fair value:
Due to fair value election	-	-	145	-	145
Due to changes in inputs or assumptions [1]	-	-	(402)	-	(402)
Other changes in fair value [2]	-	-	(119)	-	(119)

Balance, June 30, 2010	$85	$-	$1,298	$60	$1,443

Balance, January 1, 2011	$67	$-	$1,439	$65	$1,571
Amortization	(16)	-	-	(7)	(23)
MSRs originated	-	-	136	-	136
Sale of MSRs	-	-	(7)	-	(7)
Changes in fair value:
Due to changes in inputs or assumptions [1]	-	-	(51)	-	(51)
Other changes in fair value [2]	-	-	(94)	-	(94)
Other	-	-	-	7	7

Balance, June 30, 2011	$51	$-	$1,423	$65	$1,539

1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.

2 Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

Mortgage Servicing Rights

The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company’s Consolidated Balance Sheets.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended June 30, 2011 and 2010, was $94 million, and $100 million, respectively, and $186 million and $198 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

Notes to Consolidated Financial Statements (Unaudited)-Continued

As of June 30, 2011 and December 31, 2010, the total unpaid principal balance of mortgage loans serviced was $162.9 billion and $167.2 billion, respectively. Included in these amounts were $131.5 billion and $134.1 billion as of June 30, 2011 and December 31, 2010, respectively, of loans serviced for third parties. During the six months ended June 30, 2011, the Company sold MSRs on residential loans with an unpaid principal balance of $1.7 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of June 30, 2011 and December 31, 2010, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below.

(Dollars in millions)	June 30, 2011	December 31, 2010
Fair value of retained MSRs	$1,423	$1,439

Prepayment rate assumption (annual)	10%	12%
Decline in fair value from 10% adverse change	$63	$50
Decline in fair value from 20% adverse change	103	95
Discount rate (annual)	11%	12%
Decline in fair value from 10% adverse change	$67	$68
Decline in fair value from 20% adverse change	129	130
Weighted-average life (in years)	6.4	6.2
Weighted-average coupon	5.3%	5.4%

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

Note 6 - Certain Transfers of Financial Assets and Variable Interest Entities

Certain Transfers of Financial Assets and related Variable Interest Entities

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise be obligated to provide. In accordance with the accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS, as well as, servicing rights retained and guarantee liabilities incurred. See Note 12, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies.

When evaluating transfers and other transactions with VIEs for consolidation, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in the transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in the entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $107 million and $137 million, including servicing rights, for the three months ended June 30, 2011 and 2010, respectively, and $118 million and $222 million for the six months ended June 30, 2011 and 2010, respectively. These gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income/(Loss). These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 13, “Reinsurance Arrangements and Guarantees.”

In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of June 30, 2011 and December 31, 2010, the fair value of securities received totaled $171 million and $193 million, respectively. At June 30, 2011, securities with a fair value of $153 million were valued using a third party pricing service. The remaining $18 million in securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at June 30, 2011, from the assumptions used to value the interests at December 31, 2010. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.

The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of December 31, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization entities. No events occurred during the six months ended June 30, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of June 30, 2011 and December 31, 2010 of the unconsolidated trusts in which the Company has a VI are $578 million and $651 million, respectively.

The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Commercial and Corporate Loans

In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. In conjunction with the transfer of the loans, the Company also provided commitments in the form of liquidity facilities to these conduits. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that was recorded on the Company’s Consolidated Balance Sheets. During the first quarter of 2011, the Company exercised its clean up call rights on the structured participation and repurchased the remaining corporate loans. In conjunction with the clean up call, the outstanding amount of the liquidity facilities and the residual interest were paid off. The exercise of the clean up call was not material to the Company’s financial condition, results of operations, or cash flows.

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

The Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. On January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities of the CLO entity. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At June 30, 2011, the Company’s Consolidated Balance Sheets reflected $329 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.

For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company was able to liquidate a number of its positions in these CLO preference shares during 2010. Its remaining preference share exposure was valued at $2 million as of June 30, 2011 and December 31, 2010. Upon liquidation of the preference shares, the Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss). Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.1 billion and $1.9 billion, respectively, at June 30, 2011, and $2.1 billion and $2.0 billion, respectively, at December 31, 2010. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the six months ended June 30, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.

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

During the year ended December 31, 2010, the Company determined that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of approximately $490 million, and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. In addition, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation and the assets and liabilities of the Student Loan entity are recorded on a cost basis. At June 30, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected $459 million and $479 million, respectively, of assets held by the Student Loan entity and $454 million and $474 million, respectively, of debt issued by the Student Loan entity.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses occur on the SPE’s assets, the SPE has recourse to the federal government as the guarantor up to a maximum guarantee amount of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to Company as the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the SPE may require the Company to repurchase the loan from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors that have either been cured or reimbursement has been provided to the Company by the subservicer. The Company is not obligated to provide any noncontractual support to this entity, and it has not provided any such support.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2008 in conjunction with its acquisition of assets from the ARS transactions discussed in Note 14, “Contingencies.” The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 23 years on a weighted average basis. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change in the default assumption without the securities incurring a valuation loss assuming all other assumptions remain constant. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 8% to 10% over LIBOR at June 30, 2011 compared to 14% to 16% over LIBOR at December 31, 2010. This significant change in the discount rate was supported by a return to liquidity in the market for similar interests. At June 30, 2011, and December 31, 2010, a 20% adverse change in the assumed discount rate results in declines of approximately $7 million and $5 million, respectively, in the fair value of these securities. Although the impact of each assumption change in isolation is minimal, the underlying collateral of the VIEs is highly concentrated and as a result, the default or deferral of certain large exposures may have a more dramatic effect on the discount rate than the 20% discussed above. Due to this, we estimate that each of the retained positions could experience a single deferral or default of an underlying collateral obligation that would result in a decline in valuation of the retained ARS ranging from $4 million to $15 million.

The Company is not obligated to provide any support to these entities and its maximum exposure to loss at June 30, 2011 and December 31, 2010 includes current senior interests held in trading securities, which had a fair value of $42 million as of June 30, 2011 and $25 million as of December 31, 2010. In addition, the Company settled an ARS claim in the second quarter of 2011 to purchase additional ARS in the VIEs. The fair value of ARS subject to the settlement was $7 million at June 30, 2011 and the purchases were completed in July 2011. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.2 billion at June 30, 2011 and $1.3 billion at December 31, 2010. The Company determined that it was not the primary beneficiary of any of these VIEs, as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the six months ended June 30, 2011 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three and six months ended June 30:

	Three Months Ended June 30, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$13	$1	$-	$-	$14
Servicing or management fees	1	2	-	-	3

	Three Months Ended June 30, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$13	$1	$1	$-	$15
Servicing or management fees	1	4	-	-	5

	Six Months Ended June 30, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$28	$1	$-	$1	$30
Servicing or management fees	2	5	-	-	7

	Six Months Ended June 30, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$28	$2	$3	$1	$34
Servicing or management fees	2	7	-	-	9

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of June 30, 2011 and December 31, 2010, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for three and six months ended June 30, 2011 and 2010 are as follows:

	Principal Balance		Past Due		Net Charge-offs
					For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30 2011	December 31 2010	June 30 2011	December 31 2010	June 30		June 30
					2011	2010	2011	2010
Type of loan:
Commercial	$53,369	$53,488	$1,586	$1,904	$179	$222	$335	$391
Residential	45,024	46,521	2,985	3,122	297	465	677	1,068
Consumer	16,520	15,966	675	649	29	35	64	84

Total loan portfolio	114,913	115,975	5,246	5,675	505	722	1,076	1,543
Managed securitized loans
Commercial	2,051	2,244	41	44	-	22	-	22
Residential	120,875	120,429	3,053	3,497	15	11	27	22

Total managed loans	$237,839	$238,648	$8,340	$9,216	$520	$755	$1,103	$1,587

Servicing fees received by the Company were $90 million and $94 million during the three months ended June 30, 2011 and 2010, respectively, and $176 million and $187 million during the six months ended June 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Other Variable Interest Entities

In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, which is discussed above, the Company also has involvement with VIEs from other business activities.

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients by issuing CP.

The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. In accordance with the VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars, as certain subsidiaries have both the power to direct the significant activities of Three Pillars and own potentially significant VIs, as discussed further herein. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in an immaterial transition adjustment, which was recorded in the Company’s Consolidated Statements of Shareholders’ Equity.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $16 million and $15 million for the three months ended June 30, 2011 and 2010, respectively, and $32 million and $30 million for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected approximately $2.5 billion and $2.4 billion, respectively, of secured loans held by Three Pillars, which are included within commercial loans, and $35 million and $99 million, respectively, of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. No losses on any of Three Pillars’ assets were incurred during the three and six months ended June 30, 2011 and 2010.

Funding commitments extended by Three Pillars to its customers totaled $4.0 billion with outstanding receivables totaling $2.5 billion at June 30, 2011; the majority of which generally carry initial terms of one to three years and may be repaid or refinanced at any time. At December 31, 2010, Three Pillars had funding commitments and outstanding receivables totaling $4.1 billion and $2.4 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 38% and 20%, respectively, of the outstanding commitments, as of June 30, 2011, compared to 48% and 14%, respectively, as of December 31, 2010. Total assets supporting outstanding commitments have a weighted average life of 2.9 years and 2.3 years at June 30, 2011 and December 31, 2010, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

At June 30, 2011, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 11 days and maturities through August 1, 2011. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments are eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $4.1 billion and $4.2 billion as of June 30, 2011 and December 31, 2010, respectively, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. The Company did not recognize any liability on its Consolidated Balance Sheets related to the liquidity facilities and other credit enhancements provided to Three Pillars as of June 30, 2011 or December 31, 2010, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued.

Total Return Swaps

The Company has had involvement with various VIEs related to its TRS business, which recommenced during 2010. Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. Although the Company has always caused the VIEs to purchase a reference asset in response to the addition of a reference asset by its third party clients, there is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

At June 30, 2011 and December 31, 2010, the Company had $1.1 billion and $972 million, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.1 billion and $969 million at June 30, 2011 and December 31, 2010, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At June 30, 2011, the fair values of these TRS assets and liabilities were $22 million and $19 million, respectively, and at December 31, 2010, the fair values of these TRS assets and liabilities were $34 million and $32 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the six months ended June 30, 2011 or during the year ended December 31, 2010. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments.”

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

For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of June 30, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $8 million, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of June 30, 2011 and December 31, 2010. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2011 and 2010, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. These limited partner interests had carrying values of $198 million and $202 million at June 30, 2011 and December 31, 2010, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $430 million and $458 million at June 30, 2011 and December 31, 2010, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $204 million and $222 million of loans issued by the Company to the limited partnerships at June 30, 2011 and December 31, 2010, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of June 30, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $383 million and $394 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $109 million and $123 million, respectively. See Note 12, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of June 30, 2011 and December 31, 2010 were $1.4 billion and $1.9 billion, respectively.

The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the six months ended June 30, 2011 or during the year ended December 31, 2010.

Note 7 – Net Income/(Loss) Per Share

Equivalent shares of 32 million related to common stock options and common stock warrants outstanding as of June 30, 2011 and 2010 were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, during the three and six months ended June 30, 2010, the impact of dilutive securities were excluded from the diluted share count because the Company recognized a net loss available to common shareholders and the impact would have been anti-dilutive.

A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2011 and 2010 is included below. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share data)	2011	2010	2011	2010
Net income/(loss)	$178	$12	$358	($149)
Series A preferred dividends	(2)	(2)	(4)	(4)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	-	(66)	(66)	(132)
Accelerated accretion for repurchase of preferred stock issued to the U.S. Treasury	-	-	(74)	-
Dividends and undistributed earnings allocated to unvested shares	(2)	-	(2)	-

Net income/(loss) available to common shareholders	$174	($56)	$212	($285)

Average basic common shares	532	495	516	495
Effect of dilutive securities:
Stock options	1	1	2	1
Restricted stock	2	2	2	2

Average diluted common shares	535	498	520	498

Net income/(loss) per average common share - diluted	$0.33	($0.11)	$0.41	($0.58)

Net income/(loss) per average common share - basic	$0.33	($0.11)	$0.41	($0.58)

Note 8 – Long-Term Debt and Capital

In March 2011, the Federal Reserve completed its review of the Company’s capital plan in connection with the CCAR. Upon completion of the review, the Federal Reserve did not object to the Company’s capital plan as originally submitted in December 2010. As a result, during the first quarter of 2011, the Company completed a $1.0 billion common stock offering and a $1.0 billion senior debt offering, which pays 3.60% interest and is due in 2016. The Company subsequently used the proceeds from these offerings as well as from other available funds to repurchase, on March 30, 2011, $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D preferred stock, the Company incurred a one-time non-cash charge to net income/(loss) available to common shareholders of $74 million during the first quarter of 2011, related to accelerating the outstanding discount accretion on the Series C and D preferred stock. The U.S. Treasury continues to hold warrants to purchase 11,891,280 shares of SunTrust common stock at an exercise price of $44.15 per share and 6,008,902 shares of SunTrust common stock at an exercise price of $33.70 per share.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company’s long-term debt increased from $13.6 billion at December 31, 2010 to $13.7 billion at June 30, 2011. The change was primarily as a result of the $1.0 billion senior debt offering described above, offset by $852 million subordinated debt that matured in the second quarter of 2011 and the repurchase of $220 million of fixed rate senior and junior subordinated notes that were due in 2011 and 2036.

As a result of the common stock offering, the Company’s common equity increased by $1.0 billion, net of issuance costs, and approximately 35 million new common shares were added to the Company’s outstanding common shares. Conversely, Consolidated Shareholders’ Equity decreased by $3.5 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D preferred stock, offset by the new common share issuance. The Company’s capital ratios as of June 30, 2011 and December 31, 2010 are noted below.

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$11,994	9.22%	$10,737	8.08%
Tier 1 capital	14,446	11.11	18,156	13.67
Total capital	18,230	14.01	21,967	16.54
Tier 1 leverage		8.92		10.94

SunTrust Bank
Tier 1 capital	$13,650	10.67%	$13,120	10.05%
Total capital	16,927	13.23	16,424	12.58
Tier 1 leverage		8.66		8.33

Note 9 - Income Taxes

The provision for income taxes was $58 million and a benefit of $50 million for the three months ended June 30, 2011 and 2010, respectively, representing effective tax rates of 24.5% and (133.1%), respectively, during those periods. The provision for income taxes was $91 million and a benefit of $244 million for the six months ended June 30, 2011 and 2010, respectively, representing effective tax rates of 20.2% and (62.2%), respectively, during those periods. The Company calculated income taxes for the three and six months ended June 30, 2011 and 2010 based on actual year-to-date results.

As of June 30, 2011, the Company’s gross cumulative income tax on UTBs amounted to $99 million, of which $67 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2010, the Company’s gross cumulative income tax on UTBs amounted to $102 million. Additionally, the Company had a gross liability of $20 million and $21 million for interest related to its UTBs as of June 30, 2011 and December 31, 2010, respectively. Interest recognized related to UTBs was income of less than $1 million for both the three and six months ended June 30, 2011, respectively, compared to an expense of $2 million and income of $3 million for the three and six months ended June 30, 2010, respectively. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total amount of income tax on UTBs could decrease during the next 12 months by up to $10 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of June 30, 2011, the Company’s federal returns through 2006 have been examined by the IRS and all issues have been resolved. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 10 - Employee Benefit Plans

The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash, and salary shares. Compensation expense related to LTI cash was $9 million and $8 million for the three months ended June 30, 2011 and 2010, respectively, and $18 million and $14 million for the six months ended June 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

TARP prohibited the payment of any bonus, incentive compensation or stock option award to our five NEOs and certain other highly compensated executives. As a result, until TARP repayment, SunTrust continued the use of salary shares in 2011 as defined in the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. Specifically, the Company paid additional base salary amounts in the form of stock (salary shares) to the senior executive officers and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units did not include any rights to receive dividends or dividend equivalents. As required by The Emergency Economic Stabilization Act of 2008, each salary share was non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units are settled in cash; for the 2010 salary shares, one half was settled on March 31, 2011 and one half will be settled on March 31, 2012, unless settled earlier due to the executive’s death. The 2011 salary shares were settled on the date of TARP repayment on March 30, 2011. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of June 30, 2011, the accrual related to salary shares was $5 million.

Following the repayment by SunTrust of the U.S. Treasury’s TARP investment in the Company, the Compensation Committee of the Board approved a revised compensation structure for the Company’s NEOs. Effective April 1, 2011, the compensation structure includes an annual incentive opportunity under the Company’s existing Management Incentive Plan. A new LTI arrangement was also implemented. The design of the LTI plan delivers 50% restricted stock units with vesting tied to the Company’s total shareholder return relative to a peer group consisting of the banks which comprise the KBW Bank Sector Index. The remaining 50% of the LTI plan will consist of approximately half restricted stock units, the vesting of which is tied to the achievement of a Tier 1 capital ratio target, and the other half in stock options.

Stock-Based Compensation

The Company granted 736,538 shares of stock options, 1,325,000 shares of restricted stock and 344,590 restricted stock units during the first six months of 2011. The weighted average prices of these grants were $30.71, $31.88 and $37.57, respectively. The fair value of options granted during the first six months of 2011 and 2010 were $10.97 per share and $12.78 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30
	2011	2010

Dividend yield	0.67%	0.17%
Expected stock price volatility	34.73	56.10
Risk-free interest rate (weighted average)	2.61	2.84
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Stock-based compensation expense:
Stock options	$5	$3	$8	$7
Restricted stock	8	10	17	22
Restricted stock units	8	-	8	-

Total stock-based compensation expense	$21	$13	$33	$29

The recognized stock-based compensation tax benefit amounted to $8 million and $5 million for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, the recognized stock-based compensation tax benefit was $12 million and $11 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first six months of 2011. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.75% for 2011.

Anticipated employer contributions/benefit payments for 2011 are $22 million for the Supplemental Retirement Benefit plans. For the three and six months ended June 30, 2011, the actual contributions/benefit payments totaled $4 million and $5 million, respectively.

SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the second quarter of 2011. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2011 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 6.75% for 2011.

	Three Months Ended June 30
	2011		2010
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$17	$-	$18	$-
Interest cost	32	2	32	2
Expected return on plan assets	(47)	(2)	(46)	(2)
Amortization of prior service cost	(4)	-	(3)	-
Recognized net actuarial loss	11	-	15	1

Net periodic benefit cost	$9	$-	$16	$1

	Six Months Ended June 30
	2011		2010
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$35	$-	$35	$-
Interest cost	64	5	64	5
Expected return on plan assets	(94)	(4)	(91)	(4)
Amortization of prior service cost	(9)	-	(6)	-
Recognized net actuarial loss	21	-	30	1

Net periodic benefit cost	$17	$1	$32	$2

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 11 - Derivative Financial Instruments

The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives and all derivative activities are monitored by ALCO. The Company may also enter into derivatives, on a limited basis, in consideration of trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in AOCI, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. The Company minimizes the credit risk in derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA, and depending on the nature of the derivative transactions, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of June 30, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.7 billion, representing the net of $2.9 billion in net derivative gains, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions. As of December 31, 2010, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.6 billion, representing the net of $2.8 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $35 million and $33 million as of June 30, 2011 and December 31, 2010 respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies that are contained in industry standard master trading agreements may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, certain of the Company’s derivative liability positions, totaling $1.1 billion in fair value at both June 30, 2011 and December 31, 2010, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At June 30, 2011, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $3 million in fair value liabilities as of June 30, 2011. For illustrative purposes, if the Bank were further downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $9 million at June 30, 2011, against which the Bank had posted collateral of $5 million; ATEs do not exist at lower ratings levels. At June 30, 2011, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.0 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at June 30, 2011 of $16 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $14 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions

The tables below present the Company’s derivative positions at June 30, 2011 and December 31, 2010. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2011 and December 31, 2010. For purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below presents the Company’s derivative positions at June 30, 2011.

	As of June 30, 2011
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [5]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$-	Trading liabilities	$1,547		$154
Interest rate contracts hedging:
Floating rate loans	Trading assets	13,050		765	Trading liabilities	2,800		14

Total		14,597		765		4,347		168

Derivatives designated in fair value hedging relationships [6]
Interest rate contracts hedging:
Fixed rate debt	Trading assets	1,000		19	Trading liabilities	-		-

Total		1,000		19		-		-

Derivatives not designated as hedging instruments [7]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		21	Trading liabilities	60		5
MSRs	Other assets	17,955		166	Other liabilities	1,920		25
LHFS, IRLCs, LHFI-FV	Other assets	3,104	[3]	9	Other liabilities	1,095		7
Trading activity	Trading assets	139,529	[1]	4,133	Trading liabilities	104,255		3,837

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,176		107	Trading liabilities	510		114
Trading activity	Trading assets	4,593		214	Trading liabilities	4,851		209

Credit contracts covering:
Loans	Trading assets	10		-	Trading liabilities	192		2
Trading activity	Trading assets	1,232	[2]	26	Trading liabilities	1,187	[2]	21

Equity contracts - Trading activity	Trading assets	6,725	[1]	726	Trading liabilities	8,769		847

Other contracts:
IRLCs and other	Other assets	2,438		29	Other liabilities	541	[4]	18	[4]
Trading activity	Trading assets	201		32	Trading liabilities	197		31

Total		177,400		5,463		123,577		5,116

Total derivatives		$192,997		$6,247		$127,924		$5,284

1 Amounts include $29.7 billion and $0.6 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $1 million and $8 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, which notional is calculated as the notional of the derivative participated adjusted by the relevant risk weighted assets conversion factor.

3 Amount includes $1.0 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

4 Includes a $17 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Visa Class B common stock to Visa Class A common stock, and the Visa Class A common stock price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Fair Value Hedges” in this Note for further discussion.

7 See “Economic Hedging and Trading Activities” in this Note for further discussion.

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

5 See “Cash Flow Hedges” in this Note for further discussion.

6 See “Economic Hedging and Trading Activities” in this Note for further discussion.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Impact of Derivatives on the Consolidated Statements of Income/(Loss) and Shareholders’ Equity

The impacts of derivatives on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2011 and 2010 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Three Months Ended June 30, 2011
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$6		$-
Interest rate contracts hedging Floating rate loans	261	Interest and fees on loans	105

Total	$267		$105

	Six Months Ended June 30, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($10)		$-
Interest rate contracts hedging Floating rate loans	234	Interest and fees on loans	218

Total	$224		$218

[1] During the three and six months ended June 30, 2011, the Company reclassified $49 million and $90 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Three Months Ended June 30, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt ¹	$15	($15)	$-

	Six Months Ended June 30, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt ¹	$15	($15)	$-

1 Amounts are recorded in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss).

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended June 30, 2011	Amount of gain/(loss) recognized in Income on Derivatives for the six months ended June 30, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading account profits and commissions	$-	$1
MSRs	Mortgage servicing related income	134	91
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(67)	(93)
Trading activity	Trading account profits and commissions	33	37

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	29	110
Trading activity	Trading account profits and commissions	(5)	(6)

Credit contracts covering:
Loans	Trading account profits and commissions	-	(1)
Other	Trading account profits and commissions	4	8

Equity contracts - trading activity	Trading account profits and commissions	5	8

Other contracts:
IRLCs	Mortgage production related income/(loss)	48	84

Total		$181	$239

Notes to Consolidated Financial Statements (Unaudited)-Continued

The impacts of derivatives on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2010 are presented below.

	Three Months Ended June 30, 2010
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$106		$-
Interest rate contracts hedging Floating rate loans	447	Interest and fees on loans	124

Total	$553		$124

	Six Months Ended June 30, 2010
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$167		$-
Interest rate contracts hedging Floating rate loans	735	Interest and fees on loans	251

Total	$902		$251

1 During the three and six months ended June 30, 2010, the Company reclassified $24 million and $53 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the three months ended June 30, 2010	Amount of gain/(loss) recognized in Income on Derivatives for the six months ended June 30, 2010
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading account profits and commissions	$80	$125
Corporate bonds and loans	Trading account profits and commissions	-	(1)
MSRs	Mortgage servicing related income	392	468
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(140)	(210)
Trading activity	Trading account profits and commissions	-	30

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	(107)	(202)
Trading activity	Trading account profits and commissions	19	26

Credit contracts covering:
Loans	Trading account profits and commissions	1	1
Trading activity	Trading account profits and commissions	3	4

Equity contracts - trading activity	Trading account profits and commissions	(1)	6

Other contracts:
IRLCs	Mortgage production related income/(loss)	119	211

Total		$366	$458

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

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of June 30, 2011, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June 30, 2011, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2011 and 2010, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2011, the written CDS had remaining terms ranging from one year to four years. The maximum guarantees outstanding at June 30, 2011 and December 31, 2010, as measured by the gross notional amounts of written CDS, were $77 million and $99 million, respectively. At June 30, 2011 and December 31, 2010, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $75 million and $87 million, respectively. The fair values of written CDS were $3 million and de minimis at June 30, 2011 and December 31, 2010, respectively, and the fair values of purchased CDS were de minimis at June 30, 2011 and December 31, 2010.

The Company writes risk participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2011, the remaining terms on these risk participations generally ranged from two months to seven years, with a weighted average on the maximum estimated exposure of 3.2 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $72 million and $74 million at June 30, 2011 and December 31, 2010, respectively. The fair values of the written risk participations were de minimis at June 30, 2011 and December 31, 2010. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorate. At June 30, 2011 and December 31, 2010, there were $1.1 billion and $969 million of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at June 30, 2011 were $22 million and $19 million, respectively, and related collateral held at June 30, 2011 was $258 million. The fair values of the TRS derivative assets and liabilities at December 31, 2010 were $34 million and $32 million, respectively, and related collateral held at December 31, 2010 was $268 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as, other factors. At June 30, 2011, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2011, the maximum range of hedge maturities for hedges of floating rate loans is two to six years, with the weighted average being 3.8 years. Ineffectiveness on these hedges was de minimis during the six months ended June 30, 2011 and 2010. As of June 30, 2011, $369 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.

During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 years and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recorded in AOCI and any ineffective portions recorded in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company recognized ineffectiveness gains of $1 million and $7 million during the six months ended June 30, 2011 and 2010, respectively. Ineffectiveness gains were recorded in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Fair Value Hedges

During the second quarter of 2011, the Company entered into interest rate swap agreements to convert Company issued fixed rate senior long-term debt to a floating rate, as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. Consistent with this objective, the Company reflects the accrued contractual interest on the long-term debt and the related swaps as part of current period interest expense. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness. No ineffectiveness related to fair value hedges was recorded during the three and six months ended June 30, 2010.

Economic Hedging and Trading Activities

In addition to designated hedging relationships, the Company also enters into derivatives as an end user as a risk management tool to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.

The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. Economic hedging objectives are accomplished by entering into offsetting derivatives either on an individual basis, or collectively on a macro basis, and generally accomplish the Company’s goal of mitigating the targeted risk. To the extent that specific derivatives are associated with specific hedged items, the notional amounts, fair values, and gains/(losses) on the derivatives are illustrated in the tables in this footnote.

Notes to Consolidated Financial Statements (Unaudited)-Continued

—	The Company utilizes interest rate derivatives to mitigate exposures from various instruments.

o

The Company is subject to interest rate risk on its fixed rate debt. As market interest rates move, the fair value of the Company’s debt is affected. To protect against this risk on certain debt issuances that the Company has elected to carry at fair value, the Company has entered into pay variable-receive fixed interest rate swaps that decrease in value in a rising rate environment and increase in value in a declining rate environment.

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

Note 12 - Fair Value Election and Measurement

The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, 2, or 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and financial liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain LHFI and LHFS, MSRs, certain brokered deposits, and certain issuances of fixed rate debt.

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

The classification of an instrument as level 3 versus 2 involves judgment and is based on a variety of subjective factors in order to assess whether a market is inactive, resulting in the application of significant unobservable assumptions to value a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive are based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and include considerations of illiquidity in the current market environment.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Recurring Fair Value Measurements

The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

		Fair Value Measurements at June 30, 2011 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$127	$127	$-	$-
Federal agency securities	504	-	504	-
U.S. states and political subdivisions	42	-	42	-
MBS - agency	271	-	271	-
MBS - private	2	-	-	2
CDO securities	44	-	2	42
ABS	37	-	32	5
Corporate and other debt securities	806	-	806	-
CP	129	-	129	-
Equity securities	91	-	78	13
Derivative contracts	2,952	212	2,740	-
Trading loans	1,581	-	1,581	-

Total trading assets	6,586	339	6,185	62

Securities AFS
U.S. Treasury securities	726	726	-	-
Federal agency securities	2,566	-	2,566	-
U.S. states and political subdivisions	516	-	448	68
MBS - agency	19,331	-	19,331	-
MBS - private	311	-	-	311
CDO securities	337	-	337	-
ABS	625	-	606	19
Corporate and other debt securities	56	-	51	5
Coke common stock	2,019	2,019	-	-
Other equity securities [2]	729	-	132	597

Total securities AFS	27,216	2,745	23,471	1,000

LHFS
Residential loans	1,596	-	1,593	3
Corporate and other loans	329	-	329	-

Total LHFS	1,925	-	1,922	3

LHFI	449	-	-	449
MSRs	1,423	-	-	1,423
Other assets [1]	198	1	167	30

Liabilities
Trading liabilities
U.S. Treasury securities	509	509	-	-
Federal agency securities	1	-	1	-
Corporate and other debt securities	359	-	359	-
Equity securities	14	14	-	-
Derivative contracts	2,143	149	1,840	154

Total trading liabilities	3,026	672	2,200	154

Brokered deposits	1,140	-	1,140	-
Long-term debt	2,022	-	2,022	-
Other liabilities [1]	42	-	24	18

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

[2]	Includes $205 million of FHLB of Atlanta stock stated at par value and $391 million of Federal Reserve Bank stock stated at par value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	00000000000000000	00000000000000000	00000000000000000	00000000000000000
		Fair Value Measurements at December 31, 2010 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury securities	$187	$187	$-	$-
Federal agency securities	361	-	361	-
U.S. states and political subdivisions	123	-	123	-
MBS - agency	301	-	301	-
MBS - private	15	-	9	6
CDO securities	55	-	2	53
ABS	59	-	32	27
Corporate and other debt securities	743	-	743	-
CP	14	-	14	-
Equity securities	221	-	98	123
Derivative contracts	2,743	166	2,577	-
Trading loans	1,353	-	1,353	-

Total trading assets	6,175	353	5,613	209

Securities AFS
U.S. Treasury securities	5,516	5,516	-	-
Federal agency securities	1,895	-	1,895	-
U.S. states and political subdivisions	579	-	505	74
MBS - agency	14,358	-	14,358	-
MBS - private	347	-	-	347
CDO securities	50	-	50	-
ABS	808	-	788	20
Corporate and other debt securities	482	-	477	5
Coke common stock	1,973	1,973	-	-
Other equity securities [2]	887	-	197	690

Total securities AFS	26,895	7,489	18,270	1,136

LHFS
Residential loans	2,847	-	2,845	2
Corporate and other loans	321	-	316	5

Total LHFS	3,168	-	3,161	7

LHFI	492	-	-	492
MSRs	1,439	-	-	1,439
Other assets [1]	241	-	223	18

Liabilities
Trading liabilities
U.S. Treasury securities	439	439	-	-
Corporate and other debt securities	398	-	398	-
Derivative contracts	1,841	120	1,576	145

Total trading liabilities	2,678	559	1,974	145

Brokered deposits	1,213	-	1,213	-
Long-term debt	2,837	-	2,837	-
Other liabilities [1]	114	-	72	42

[1]

These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

[2]	Includes $298 million of FHLB of Atlanta stock stated at par value and $391 million of Federal Reserve Bank stock stated at par value.

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

(Dollars in millions)	Aggregate Fair Value June 30, 2011	Aggregate Unpaid Principal Balance under FVO June 30, 2011	Fair Value Over/(Under) Unpaid Principal

Trading loans	$1,581	$1,558	$23
LHFS	1,917	1,886	31
Past due loans of 90 days or more	7	7	-
Nonaccrual loans	1	8	(7)
LHFI	419	470	(51)
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	27	48	(21)
Brokered deposits	1,140	1,107	33
Long-term debt	2,022	1,901	121

(Dollars in millions)	Aggregate Fair Value December 31, 2010	Aggregate Unpaid Principal Balance under FVO December 31, 2010	Fair Value Over/(Under) Unpaid Principal

Trading loans	$1,353	$1,320	$33
LHFS	3,160	3,155	5
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	6	25	(19)
LHFI	462	517	(55)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	28	54	(26)
Brokered deposits	1,213	1,188	25
Long-term debt	2,837	2,753	84

The following tables present the change in fair value during the three and six months ended June 30, 2011 and 2010 of financial instruments for which the FVO has been elected, as well as MSRs that are accounted for at fair value in accordance with applicable fair value accounting guidance. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges are also recognized in trading account profits and commissions, mortgage production related income/(loss), or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2011 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings[1]

Assets
Trading assets	$5	$-	$-	$5	$12	$-	$-	$12
LHFS	(4)	119	-	115	(2)	149	-	147
LHFI	-	-	-	-	3	(4)	-	(1)
MSRs	-	2	(162)	(160)	-	4	(145)	(141)
Liabilities
Brokered deposits	8	-	-	8	(3)	-	-	(3)
Long-term debt	(21)	-	-	(21)	(38)	-	-	(38)

1Changes in fair value for the three and six months ended June 30, 2011, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFS, LHFI, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.

2For the three and six months ended June 30, 2011, income related to LHFS includes $46 million and $132 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2011, income related to MSRs includes $2 million and $4 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income/(Loss) [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings[1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income/(Loss) [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings[1]

Assets
Trading assets	($4)	$-	$-	($4)	($3)	$-	$-	($3)
LHFS	(4)	200	-	196	7	292	-	299
LHFI	(2)	8	-	6	(2)	8	-	6
MSRs	-	2	(411)	(409)	-	6	(520)	(514)
Liabilities
Brokered deposits	23	-	-	23	(8)	-	-	(8)
Long-term debt	(39)	-	-	(39)	(125)	-	-	(125)

1Changes in fair value for the three and six months ended June 30, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFS, LHFI, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2For the three and six months ended June 30, 2010, income related to LHFS, includes $65 million and $128 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2010, income related to MSRs includes $3 million and $6 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or 3 that are measured at fair value on a recurring basis, based on the class as determined by the nature and risks of the instrument.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Federal agency securities

The Company includes in this classification securities issued by federal agencies and GSEs. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these instruments as level 2.

U.S. states and political subdivisions

The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. Holdings were geographically dispersed, with no significant concentrations in any one state or municipality. Additionally, all but an insignificant amount of AFS municipal obligations classified as level 2 are highly rated or are otherwise collateralized by securities backed by the full faith and credit of the federal government.

Level 3 municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also looked at the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at June 30, 2011 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.

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

MBS – agency

MBS – agency includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these instruments as level 2.

MBS – private

Private-label MBS includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. As liquidity returns to these markets, we have seen more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continued to classify private-label MBS as level 3, as the Company believes that this third party pricing relied on a significant amount of unobservable assumptions, as evidenced by a persistently wide bid-ask price range, particularly for the vintage and exposures held by the Company.

Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private-label MBS during the three and six months ended June 30, 2011 and 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

CDO Securities

Level 2 securities AFS consists of senior interests in third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. At June 30, 2011, the Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral totaling $42 million. In the first quarter of 2011, the Company sold the remaining securities within trading assets that were received upon the liquidation of one of the Company’s SIV investments, which included $21 million of CDO securities. In addition, the Company’s $20 million retained interest in a structured participation of commercial loans was liquidated through the exercise of the Company’s clean up call. For the remaining CDOs classified as level 3 trading assets, increases in the value of these interests during the six months ending June 30, 2011 was due primarily to a steady recovery in the broader CDO market. For the ARS CDO interests, although market conditions have improved, the auctions continued to fail and the Company continues to make significant adjustments to valuation assumptions available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments.

Asset-backed securities

Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Additionally, the Company classified $32 million of trading ARS and $74 million of AFS ARS collateralized by government guaranteed student loans as level 2 due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by Federal Family Education Loan Program student loans, the majority of which benefit from a 97% (or higher) government guarantee of principal and interest. For subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.

During the first quarter of 2011, the Company sold the remaining ABS related to the assets acquired in 2007, including those received in the SIV liquidation that occurred in December 2010. This included $31 million of level 3 trading ABS collateralized by auto loans and home equity lines of credit.

Corporate and other debt securities

Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations. Other debt securities in level 3 include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.

Commercial paper

From time to time, the Company trades third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of the CP that it trades based on observable pricing from executed trades of similar instruments.

Equity securities

Level 2 equity securities, both trading and AFS, consist primarily of money market mutual funds that trade at a $1 net asset value, which is considered the fair market value of those fund shares.

Level 3 equity securities classified as trading include nonmarketable preferred shares in municipal funds issued as ARS that the Company has purchased since the auction rate market began failing in February 2008. The fair value of ARS recorded in trading equity securities declined to $13 million as of June 30, 2011 compared to $123 million as of December 31, 2010 due to issuer redemptions. During the three and six months ended June 30, 2011, the Company recognized gains of $4 million and $12 million, respectively from redemptions of these ARS at par. These ARS have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Valuation of these shares is based on the level of issuer redemptions at par that have occurred as well as discussions with the dealer community.

Level 3 equity securities classified as securities AFS include, as of June 30, 2011, $597 million of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of par value. During the second quarter, the FHLB of Atlanta repurchased $93 million of its stock, which accounts for the decline in level 3 equity securities during the period.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Derivative contracts (trading assets or trading liabilities)

With the exception of one derivative contract discussed herein and certain instruments discussed under ‘other assets/liabilities, net’ that qualify as derivative instruments, the Company’s derivative instruments are level 1 or level 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. See Note 11, “Derivative Financial Instruments,” for additional information on the Company’s derivative contracts.

The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, with underlying market variables of interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-based assumptions for all of it significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.

The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 years and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At June 30, 2011 and December 31, 2010, The Agreements’ combined fair value was a liability of $154 million and $145 million, respectively.

Trading loans

The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made in connection with the Company’s TRS business (see Note 11, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2, due to the market data that the Company uses in its estimates of fair value.

The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At June 30, 2011 and December 31, 2010, the Company had outstanding $1.1 billion and $972 million, respectively, of such short-term loans carried at fair value.

SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.

The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At June 30, 2011 and December 31, 2010, $415 million and $381 million, respectively, of loans related to the Company’s trading business were held in inventory.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Loans and Loans Held for Sale

Residential LHFS

The Company recognized at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chooses to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings at the time of origination. The servicing value, which had been recorded as MSRs at the time the loan was sold, is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.

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

For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2011, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $4 million and $9 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and six months ended June 30, 2010, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $8 million and $12 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

Corporate and other LHFS

As discussed in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and in order to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.

LHFI

Level 3 loans include $4 million of fair value loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral. Additionally, level 3 LHFI include $445 million of mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Other Intangible Assets

Other intangible assets that the Company records at fair value are the Company’s MSR assets. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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

The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. Servicing value is included in the fair value of IRLCs, and the fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.

During the three and six months ended June 30, 2011, the Company transferred $40 million and $54 million, respectively, of IRLCs out of level 3 as the associated loans were closed, compared to $62 million and $129 million, during the same periods in 2010, respectively.

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

Liabilities

Trading liabilities

Trading liabilities are primarily comprised of derivative contracts, but also include various contracts involving U.S. Treasury securities, Federal agency securities, and corporate debt securities that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Securities Available for Sale”.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized gains of $1 million and losses of $13 million for the three and six months ended June 30, 2011, respectively, and gains of $22 million and $7 million for the three and six months ended June 30, 2010, respectively, due to changes in its own credit spread on its brokered deposits carried at fair value.

Long-term debt

The Company has elected to carry at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. In addition, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt was level 2. The election to fair value the debt was made in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.

The Company’s public debt carried at fair value impacts earnings mainly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were gains of $5 million and losses of $15 million for the three and six months ended June 30, 2011, respectively, and gains of $61 million and losses of $17 million for the three and six months ended June 30, 2010, respectively.

The Company also carries approximately $289 million of issued securities contained in a consolidated CLO at fair value in order to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other LHFS”.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2011	Change in unrealized gains/(losses) included in earnings for the three months ended June 30, 2011 related to financial assets still held at June 30, 2011

Assets
Trading assets
MBS - private	$2	$-		$-		$-	$-	$-	$-	$-	$2	$-
CDO securities	42	-		-		-	-	-	-	-	42	-
ABS	5	-		-		-	-	-	-	-	5	-
Equity securities	56	4		-		-	(47)	-	-	-	13	-

Total trading assets	105	4	[1]	-		-	(47)	-	-	-	62	-

Securities AFS
U.S. states and political subdivisions	73	-		-		-	(5)	-	-	-	68	-
MBS - private	338	(1)		(7)		-	(19)	-	-	-	311	1
ABS	20	-		-		-	(1)	-	-	-	19	-
Corporate and other debt securities	5	-		-		-	-	-	-	-	5	-
Other equity securities	690	-		-		-	(93)	-	-	-	597	-

Total securities AFS	1,126	(1	) [2]	(7)		-	(118)	-	-	-	1,000	1	[2]

LHFS	17	1	[3]	-		(12)	-	(7)	5	(1)	3	-
LHFI	457	1	[4]	-		-	(11)	2	-	-	449	(1)	[4]
Other assets/(liabilities), net	(2)	48		-		-	6	(40)	-	-	12	-

Liabilities
Derivative contracts	(161)	1		6	[5]	-	-	-	-	-	(154)	-

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2011	Change in unrealized gains/(losses) included in earnings for the six months ended June 30, 2011 related to financial assets still held at June 30, 2011

Assets
Trading assets
MBS - private	$6	$2		$-		($5)	($1)	$-	$-	$-	$2	$-
CDO securities	53	31		-		(21)	(1)	(20)	-	-	42	15
ABS	27	9		-		(31)	-	-	-	-	5	2
Equity securities	123	12		-		-	(122)	-	-	-	13	-

Total trading assets	209	54	[1]	-		(57)	(124)	(20)	-	-	62	17	[1]

Securities AFS
U.S. states and political subdivisions	74	1		-		-	(7)	-	-	-	68	-
MBS - private	347	(3)		9		-	(42)	-	-	-	311	(3)
ABS	20	-		1		-	(2)	-	-	-	19	-
Corporate and other debt securities	5	-		-		-	-	-	-	-	5	-
Other equity securities	690	-		-		-	(93)	-	-	-	597	-

Total securities AFS	1,136	(2)	[2]	10		-	(144)	-	-	-	1,000	(3)	[2]

LHFS
Residential loans	2	-		-		(14)	(1)	2	16	(2)	3	-
Corporate and other loans	5	(1)	[6]	-		-	-	(4)	-	-	-	-
LHFI	492	-		-		-	(34)	(9)	-	-	449	(3)	[4]
Other assets/(liabilities), net	(24)	84		-		-	6	(54)	-	-	12	-

Liabilities
Derivative contracts	(145)	1		(10)	[5]	-	-	-	-	-	(154)	-

1 Amounts included in earnings are recorded in trading account profits and commissions.

2 Amounts included in earnings are recorded in net securities gains.

3 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).

4 Amounts are generally included in mortgage production related income/(loss), however, the mark on certain fair value loans is included in trading account profits and commissions.

5 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 11, “Derivative Financial Instruments.”

6 Amounts included in earnings are recorded in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2010	Change in unrealized gains/(losses) included in earnings for the three months ended June 30, 2010 related to financial assets still held at 2010
Assets
Trading assets
U.S. states and political subdivisions	$6	$-		$-		$3	$-	$-	$-	$9	$-
MBS - private	5	(1)		-		(1)	-	-	-	3	(1)
CDO securities	159	6		-		(48)	-	-	-	117	4
ABS	51	(1)		-		(2)	-	-	-	48	(1)
Equity securities	145	(2)		-		(23)	-	-	-	120	(4)
Derivative contracts	22	-		106	[5]	-	-	-	-	128	-

Total trading assets	388	2	[1]	106		(71)	-	-	-	425	(2)	[1]

Securities AFS
U.S. states and political subdivisions	131	-		(2)		(4)	-	-	-	125	-
MBS - private	369	(1)		17		(20)	-	-	-	365	(1)
ABS	108	-		1		(1)	-	-	-	108	-
Corporate and other debt securities	5	-		-		-	-	-	-	5	-
Other equity securities	705	-		-		-	-	-	-	705	-

Total securities AFS	1,318	(1)	[2]	16		(25)	-	-	-	1,308	(1)	[2]

LHFS
Residential loans	152	6	[3]	-		(51)	(6)	4	(1)	104	2	[3]
Corporate and other loans	9	(2)	[6]	-		(2)	-	-	-	5	(2)	[6]
LHFI	422	5	[4]	-		(12)	(4)	-	-	411	4	[4]
Other assets/(liabilities), net	(10)	119	[3]	-		6	(62)	-	-	53	-

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Beginning balance January 1, 2010	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/ from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2010	Change in unrealized gains/(losses) included in earnings for the six months ended June 30, 2010 related to financial assets still held at June 30, 2010
Assets
Trading assets
U.S. states and political subdivisions	$7	$-		$-		$2	$-	$-	$-	$9	$-
MBS - private	6	(1)		-		(2)	-	-	-	3	(1)
CDO securities	175	17		-		(75)	-	-	-	117	11
ABS	51	3		-		(6)	-	-	-	48	1
Equity securities	151	4		-		(35)	-	-	-	120	-
Derivative contracts	-	7		121	[5]	-	-	-	-	128	-

Total trading assets	390	30	[1]	121		(116)	-	-	-	425	11	[1]

Securities AFS
U.S. states and political subdivisions	132	-		(2)		(5)	-	-	-	125	-
MBS - private	378	(2)		34		(45)	-	-	-	365	(2)
ABS	102	1		(7)		12	-	-	-	108	-
Corporate and other debt securities	5	-		-		-	-	-	-	5	-
Other equity securities	705	-		-		-	-	-	-	705	-

Total securities AFS	1,322	(1)	[2]	25		(38)	-	-	-	1,308	(2)	[2]

LHFS
Residential loans	142	5	[3]	-		(70)	4	24	(1)	104	(6)	[3]
Corporate and other loans	9	(2)	[6]	-		(2)	-	-	-	5	(2)	[6]
LHFI	449	5	[4]	-		(25)	(17)	-	(1)	411	6	[4]
Other assets/(liabilities), net	(35)	211	[3]	-		6	(129)	-	-	53	-

Liabilities
Derivative contracts	(46)	-		46	[5]	-	-	-	-	-	-

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

5 Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 10, “Derivative

   Financial Instruments.”

6 Amounts included in earnings are recorded in other noninterest income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Non-recurring Fair Value Measurements

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS. The Company’s economic hedging activities for LHFS are deployed at the portfolio level.

		Fair Value Measurement at June 30, 2011 Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$128	$-	$61	$67	$-
LHFI	118	-	-	118	(45)
OREO	483	-	370	113	(120)
Other Assets	13	-	6	7	(10)

		Fair Value Measurement at December 31, 2010, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

LHFS	$333	$-	$142	$191	$-
LHFI	85	-	-	85	(15)
OREO	596	-	553	43	(116)
Affordable Housing	357	-	-	357	-
Other Assets	130	-	90	40	(20)

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

During the six months ended June 30, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. Of these transferred loans, $34 million were sold at approximately their carrying value during the second quarter; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale. The Company executed a similar transfer of $160 million in NPLs during the six months ended June 30, 2010; these loans were subsequently sold at prices approximating fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

OREO

OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated at least annually using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value.

Affordable Housing

The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the three and six months ended June 30, 2011, there were no impairments recognized; however, for the three and six months ended June 30, 2010, the Company recorded $5 million in impairment charges on its consolidated affordable housing partnership investments.

Other Assets

Other assets consist of private equity investments, structured leasing products, other repossessed assets, and assets under operating leases where the Company is the lessor.

Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the three months ended June 30, 2011 and 2010, the Company recorded $2 million in impairment charges and no impairment charges, respectively, on its private equity partnership investments. During the six months ended June 30, 2011 and 2010, the Company recorded $4 million and $2 million, respectively, in impairment charges on its private equity partnership investments.

Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recognized at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During both the three months ended June 30, 2011 and 2010, the Company recorded no impairment charges on these assets. During the six months ended June 30, 2011 and 2010, the Company recorded no impairment charges and $2 million in impairment charges, respectively, on these assets.

Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During both the three months ended June 30, 2011 and 2010, the Company recorded $1 million in impairment charges on these assets. During the six months ended June 30, 2011 and 2010, the Company recorded $1 million and $7 million, respectively, in impairment charges, on these assets.

The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three months ended June 30, 2011 and 2010, the Company recorded no impairment charges and $2 million in impairment charges, respectively, attributable to the fair value of various personal property under operating leases. During the six months ended June 30, 2011 and 2010, the Company recorded $1 million and $11 million, respectively, in impairment charges attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,787	$6,787	(a)	$5,378	$5,378	(a)
Trading assets	6,586	6,586	(b)	6,175	6,175	(b)
Securities AFS	27,216	27,216	(b)	26,895	26,895	(b)
LHFS	2,052	2,053	(c)	3,501	3,501	(c)
LHFI	114,913	114,913		115,975	115,975
Interest/credit adjustment on LHFI	(2,744)	(3,109)		(2,974)	(3,823)

LHFI, as adjusted for interest/credit risk	112,169	111,804	(d)	113,001	112,152	(d)
Market risk/liquidity adjustment on LHFI	-	(4,303)		-	(3,962)

LHFI, fully adjusted	$112,169	$107,501	(d)	$113,001	$108,190	(d)

Financial liabilities
Consumer and commercial deposits	$121,671	$122,025	(e)	$120,025	$120,368	(e)
Brokered deposits	2,345	2,373	(f)	2,365	2,381	(f)
Foreign deposits	905	905	(f)	654	654	(f)
Short-term borrowings	5,983	5,979	(f)	5,821	5,815	(f)
Long-term debt	13,693	13,404	(f)	13,648	13,191	(f)
Trading liabilities	3,026	3,026	(b)	2,678	2,678	(b)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value as of June 30, 2011 and December 31, 2010, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of June 30, 2011 and December 31, 2010, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Note 13 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2011, approximately $8.5 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At June 30, 2011, the total loss exposure ceded to the Company was approximately $333 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $69 million. Of this amount, $60 million of losses have been reserved for as of June 30, 2011, reducing the Company’s net remaining loss exposure to $9 million. The reinsurance reserve was $148 million as of December 31, 2010. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2010, as well as the relinquishment of one trust during the second quarter of 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $9 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $9 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $6 million and $14 million for the three and six months ended June 30, 2011, respectively, and $10 million and $20 million for the three and six months ended June 30, 2010, respectively, is reported as part of noninterest income. The related provision for losses, which totaled $6 million and $13 million for the three and six months ended June 30, 2011, respectively and $9 million and $18 million for the three and six months ended June 30, 2010, respectively, is reported as part of noninterest expense.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 11, “Derivative Financial Instruments”).

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

As of June 30, 2011 and December 31, 2010, the maximum potential amount of the Company’s obligation was $5.4 billion and $6.4 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $113 million and $109 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2011 and December 31, 2010, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses,”.

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

Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to June 30, 2011, which totaled $235.5 billion at the time of sale, consisting of $181.1 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $24.1 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of June 30, 2011 is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	Total
GSE[1]	$5.0	$6.0	$11.5	$12.9	$28.6	$17.1	$8.4	$89.5
Ginnie Mae[1]	0.7	0.5	0.6	2.7	6.0	4.0	1.5	16.0
Non-agency	5.9	6.0	3.5	-	-	-	-	15.4

Total	$11.6	$12.5	$15.6	$15.6	$34.6	$21.1	$9.9	$120.9

1 Balances based on loans serviced by the Company.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase request volume was $661 million during the six months ended June 30, 2011 and $1.1 billion, $1.1 billion, and $557 million during the years ended 2010, 2009, and 2008, respectively, and on a cumulative basis since 2005 has been $4.2 billion. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors; repurchase requests from non-agency investors were $43 million during the six months ended June 30, 2011 and $55 million, $99 million, and $148 million during the years ended 2010, 2009, and 2008, respectively. In addition, repurchase requests related to loans originated in 2006 and 2007 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been and will continue to be contested to the extent they are not considered valid. At June 30, 2011, the unpaid principal balance of loans related to unresolved requests previously received from investors was $472 million, comprised of $435 million from the GSEs and $37 million from non-agency investors. Comparable amounts at December 31, 2010, were $293 million, comprised of $264 million from the GSEs and $29 million from non-agency investors.

As of June 30, 2011 and December 31, 2010, the liability for contingent losses related to loans sold totaled $299 million and $265 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income/(Loss). The Company does not maintain any legal reserves with respect to mortgage repurchase activity because there is currently no litigation outstanding. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$270	$210	$265	$200
Repurchase provision	90	148	170	276
Charge-offs	(61)	(102)	(136)	(220)

Balance at end of period	$299	$256	$299	$256

During the six months ended June 30, 2011 and 2010, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $246 million and $375 million, respectively, related to investor demands. As of June 30, 2011 and December 31, 2010, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $163 million and $153 million, respectively, of which $83 million and $86 million, respectively, were nonperforming.

As of June 30, 2011, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. STM also maintains a liability for contingent losses related to MSR sales, which totaled $7 million and $6 million as of June 30, 2011 and December 31, 2010, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities until the contingency is resolved; whereas arrangements entered into subsequent to that date are recorded as liabilities at the fair value of the contingent payment. The potential obligation associated with these arrangements was $13 million and $5 million as of June 30, 2011 and December 31, 2010, respectively, of which $12 million and $3 million were recorded as a liability representing the fair value of the contingent payments as of June 30, 2011 and December 31, 2010, respectively. If required, these contingent payments will be payable at various times over the next three years.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Visa

The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of June 30, 2011, Visa had funded $6.5 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted.

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The amount of compensation is a function of the 3.2 million shares sold to the Counterparty, the change in conversion rate, and Visa’s share price. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of June 30, 2011 the conversion factor had decreased to 0.4881 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Counterparty of $5 million, $17 million, and $10 million during 2011, 2010, and 2009, respectively. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate impact to the Company could be significantly higher or lower than the $17 million and $23 million recorded as of June 30, 2011 and December 31, 2010, respectively.

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

Note 14 – Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are subject to regulatory examinations, investigations, and requests for information, and are also parties to numerous civil claims and lawsuits. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on novel or unsubstantiated legal theories, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. In addition, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. On a case-by-case basis, however, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.

Notes to Consolidated Financial Statements (Unaudited)-Continued

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where an estimate is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $95 million to $205 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.

The following appends and updates certain litigation and regulatory matters disclosed in Note 21, “Contingencies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Auction Rate Securities Investigations and Claims

FINRA Auction Rate Securities Investigation

In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. Beginning in late 2008, the Company moved forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA as well as certain other investors not addressed by the agreement. In 2010, FINRA notified the Company that it had completed its investigation and that it intended to recommend that charges be filed against both STRH and STIS. Both STRH and STIS subsequently have entered into settlement agreements with FINRA under which each firm will be assessed a fine and be required to provide certain other relief, but neither firm will be required to repurchase any additional ARS. The Company has fully accrued for these fines that total $5 million at June 30, 2011. These agreements have been approved by FINRA and are final. Since 2008, the Company has purchased ARS with par amounts totaling $617 million as a result of the FINRA investigation and cumulative losses through June 30, 2011 of $111 million. As of June 30, 2011, the Company has completed these ARS purchases. The fair value of the remaining ARS purchased pursuant to the settlement, net of sales, redemptions and calls, is approximately $54 million and $147 million in trading securities and $107 million and $128 million in securities AFS, at June 30, 2011 and December 31, 2010, respectively. The losses related to the FINRA agreement were accrued in 2008; however, during the six months ended June 30, 2011 and 2010, the Company recognized gains relating to these ARS of $35 million and $6 million, respectively, and a gain of $5 million and a loss of $2 million during the three months ended June 30, 2011 and 2010, respectively. Gain and loss amounts are comprised of net trading gains and net securities gains resulting primarily from sales, calls, and redemptions of both trading securities and securities AFS that were purchased from investors, as well as, net mark to market gains on positions that continue to be held by the Company. Due to the pass-through nature of these security purchases, gains, and losses are included in the Corporate Other and Treasury segment.

In re LandAmerica Financial Group, Inc. et al.

Two putative class action lawsuits have been filed against the Company by former customers of LandAmerica 1031 Exchange Services, Inc, (“LES”), a subsidiary of LandAmerica Financial Group, Inc. (“LFG”). The first of these actions, Arthur et al. v. SunTrust Banks, Inc. et al., was filed on January 14, 2009 in the U.S. District Court for the Southern District of California. The second of these cases, Terry et al. v. SunTrust Banks, Inc. et al., was filed on February 2, 2009 in the Court of Common Pleas, Tenth Judicial Circuit, County of Anderson, South Carolina, and subsequently removed to the U.S. District Court for the District of South Carolina. On June 12, 2009, the Multi-District Litigation (“MDL”) Panel issued a transfer order designating the U.S. District Court for the District of South Carolina, Anderson Division, as MDL Court for IRS Section 1031 Tax Deferred Exchange Litigation (MDL 2054). Plaintiffs’ allegations in these cases are that LES and certain of its officers caused them to suffer damages in connection with potential 1031 exchange transactions that were pending at the time that LES filed for bankruptcy. Essentially, Plaintiffs’ core allegation is that their damages are the result of breaches of fiduciary and other duties owed to them by LES and others, fraud, and other improper acts committed by LES and certain of its officers, and that the Company is partially or entirely responsible for such damages because it knew or should have known about the alleged wrongdoing and failed to take appropriate steps to stop the same. The Company believes that the allegations and claims made against it in these actions are both factually and legally unsupported and has filed a motion to dismiss all claims. The Court granted this motion to dismiss with prejudice on June 15, 2011. Plaintiffs have appealed this decision to the Fourth Circuit Court of Appeals.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In addition, the Company is aware of threatened litigation by the bankruptcy trustee representing the estates of LFG and LES related to the purchase of ARS by LES through STRH. The total par amount of ARS bought through STRH and held by LES at the time of the collapse of the auction rate market in February 2008 was approximately $152 million. The parties settled this dispute for $14 million. This amount was fully accrued as of June 30, 2011 and has subsequently been paid out.

Other ARS Claims

Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through these entities. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts. The Company reserved $8 million and $24 million as of June 30, 2011 and December 31, 2010, respectively, for estimated probable losses related to other ARS claims. The Company also has a loss accrual totaling $13 million related to one of the claims that was settled, but unpaid, as of June 30, 2011. Losses related to the other ARS claims have been recognized in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss).

Overdraft Fee Cases

The Company has been named as a defendant in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment, “as well as” all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the Motion to Compel Arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration and that motion is pending.

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina

STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. Count one involves a common reason for denial of claims by UGRIC for a group of loans. Count two involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, whether ongoing premium obligations exist after any caps are met, and the potential to accelerate any premiums that may be owed if UGRIC prevails on its counterclaim. UGRIC later disclaimed its argument for acceleration of premiums. The Court granted STM’s motion for summary judgment as to liability on Count one and a trial on damages was held on July 18, 2011. The Court has taken the matter under advisement and the parties are waiting on the Court’s decision. Count two has been stayed pending final resolution of Count one. On UGRIC’s counterclaim, the Court agreed that UGRIC’s interpretation was correct regarding STM’s continued obligations to pay premiums in the future after coverage caps are met. The Court has not ruled on STM’s affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches. This issue has been presented to the Court and the parties are awaiting a decision.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Lehman Brothers Holdings, Inc. Litigation

Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants.

Krinsk v. SunTrust Bank

This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in the U.S. District Court for the Middle District of Florida as a putative class action. The Court dismissed portions of Plaintiff’s first complaint, and she subsequently filed an amended complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion seeking to certify a class of all Florida borrowers. The Company filed its answer to the complaint, has opposed class certification, and has filed a motion to compel arbitration. The Court denied the motion to compel arbitration and this decision is on appeal to the Eleventh Circuit Court of Appeals. The case has been stayed pending the resolution of this appeal.

SunTrust Securities Class Action Litigation

Beginning in May 2009, the Company, STRH, SunTrust Capital IX, officers and directors of the Company, and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, Defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision. The Company filed a motion to dismiss the amended complaint on March 21, 2011. This motion has been fully briefed and is pending a decision by the District Court.

Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al.

On August 6, 2009, Riverside National Bank of Florida (“Riverside”) filed a complaint in the Supreme Court of the State of New York, County of Kings, against STRH, along with several other broker-dealers, portfolio managers, rating agencies and others. On November 13, 2009, the Plaintiffs filed a second amended complaint entitled Riverside National Bank of Florida v. TheMcGraw-Hill Companies, Inc. et al. The complaint alleges claims for common law fraud, negligent misrepresentation, breach of contract and other state law claims relating to the sale of CDOs, backed by trust preferred securities. The complaint alleges that the offering materials for the CDOs were misleading, the trust preferred securities underlying the CDOs were not sufficiently diversified, and the CDOs had inflated and erroneous ratings. As to STRH, the complaint seeks damages in connection with a $7 million senior CDO security that was acquired by Riverside. The complaint alleges that the security has lost over $5 million in value and seeks aggregate damages from all defendants of over $132 million. Defendants filed a motion to dismiss on December 11, 2009. On April 16, 2010, Riverside was closed by the Office of the Comptroller of the Currency and the FDIC was named its receiver. On June 3, 2010, the case was removed to the U.S. District Court for the Southern District of New York. On April 22, 2011, the FDIC voluntarily dismissed this case without prejudice.

Colonial BancGroup Securities Litigation

Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup filed for bankruptcy. The Defendants’ motion to dismiss was denied in May 2010, but the Court subsequently has ordered Plaintiffs to file an amended complaint. This amended complaint has now been filed.

Notes to Consolidated Financial Statements (Unaudited)-Continued

U.S. Department of Justice Investigation

Since late 2009, STM has been cooperating with the United States Department of Justice (“USDOJ”) in connection with an investigation relating to alleged violations of the Equal Credit Opportunity Act and the Fair Housing Act. STM recently has been informed by the USDOJ that it intends to file a lawsuit against STM in this matter if the parties are unable to reach a settlement. To the best of STM’s knowledge, the USDOJ’s allegations in this matter relate solely to prior periods and to alleged practices of STM that no longer are in effect. The parties are engaged in settlement discussions, but there may be significant disagreements about the appropriateness and validity of the methodology and analysis upon which USDOJ has based its allegations.

Consent Order with the Federal Reserve

On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by STM, to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement or adjustment. Under the terms of the Consent Order, SunTrust Bank and STM also agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; and (h) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The full text of the Consent Order is available on the Federal Reserve’s website and is filed as Exhibit 10.11 to this report. Work required by the Consent Order is proceeding and is on schedule.

The Company completed an internal review of STM’s residential foreclosure processes, and as a result of the review, steps have been taken to improve upon those processes. An independent consultant review will also be performed as required by the Consent Order, and until the results of that review are known, the Company cannot reasonably estimate financial reimbursements or adjustments. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it believed monetary sanctions would be appropriate and it planned to announce monetary sanctions. The Federal Reserve has not made any further announcements nor has it provided the Company with information related to timing or amount of these potential monetary sanctions. Consequently, the amount cannot be reasonably estimated, and therefore, no accrual has been made.

A Financial Guaranty Insurance Company

The Company is engaged in settlement negotiations with a financial guaranty insurance company relating to second lien mortgage loan repurchase claims for a securitization that the financial guaranty insurance company guaranteed under an insurance policy. The financial guaranty insurance company’s allegations in this matter generally are that it has paid claims as a result of defaults in the underlying loans and that some of these losses are the result of breaches of representations and warranties made in the documents governing the transaction in question.

Note 15 - Business Segment Reporting

The Company has six business segments used to measure business activities: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM with the remainder in Corporate Other and Treasury. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. For a further discussion concerning SunTrust’s business segments, see Note 22, “Business Segment Reporting”, to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items in the tables below.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,458	$24,771	$8,262	$23,120	$33,363	$8,640	$31,530	$383	$170,527
Average total liabilities	78,081	21,113	1,541	18,240	3,427	12,839	15,764	13	151,018
Average total equity	-	-	-	-	-	-	-	19,509	19,509

Net interest income	$632	$148	$36	$120	$116	$102	$137	($32)	$1,259
FTE adjustment	-	25	-	1	-	-	2	(1)	27

Net interest income (FTE)[1]	632	173	36	121	116	102	139	(33)	1,286
Provision for credit losses[2]	197	30	112	3	153	11	(1)	(113)	392

Net interest income/(loss) after provision for credit losses	435	143	(76)	118	(37)	91	140	80	894

Noninterest income	280	65	22	193	75	208	74	(5)	912
Noninterest expense	653	120	109	148	277	241	-	(6)	1,542

Income/(loss) before provision/(benefit) for income taxes	62	88	(163)	163	(239)	58	214	81	264
Provision/(benefit) for income taxes[3]	23	32	(81)	60	(92)	22	88	33	85

Net income/(loss) including income attributable to noncontrolling interest	39	56	(82)	103	(147)	36	126	48	179
Net income attributable to noncontrolling interest	-	-	-	-	-	(1)	2	-	1

Net income/(loss)	$39	$56	($82)	$103	($147)	$37	$124	$48	$178

	Three Months Ended June 30, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,548	$24,753	$11,255	$19,557	$34,624	$9,157	$31,632	$1,747	$171,273
Average total liabilities	75,779	20,470	1,707	15,831	3,594	11,728	19,590	261	148,960
Average total equity	-	-	-	-	-	-	-	22,313	22,313

Net interest income	$629	$133	$43	$93	$106	$95	$113	($34)	$1,178
FTE adjustment	-	27	-	-	-	-	3	-	30

Net interest income (FTE)[1]	629	160	43	93	106	95	116	(34)	1,208
Provision for credit losses[2]	251	41	118	7	289	16	-	(60)	662

Net interest income/(loss) after provision for credit losses	378	119	(75)	86	(183)	79	116	26	546

Noninterest income	302	57	19	142	77	197	161	(3)	952
Noninterest expense	620	112	114	122	261	219	58	(3)	1,503

Income/(loss) before provision/(benefit) for income taxes	60	64	(170)	106	(367)	57	219	26	(5)
Provision/(benefit) for income taxes[3]	21	24	(84)	39	(139)	21	83	15	(20)

Net income/(loss) including income attributable to noncontrolling interest	39	40	(86)	67	(228)	36	136	11	15
Net income attributable to noncontrolling interest	-	-	-	-	-	-	2	1	3

Net income/(loss)	$39	$40	($86)	$67	($228)	$36	$134	$10	$12

[1]	Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for credit losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months Ended June 30, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,595	$24,714	$8,580	$22,288	$33,947	$8,678	$31,328	$1,659	$171,789
Average total liabilities	77,357	21,227	1,507	17,928	3,559	12,918	16,017	(22)	150,491
Average total equity	-	-	-	-	-	-	-	21,298	21,298

Net interest income	$1,258	$294	$71	$237	$241	$204	$274	($71)	$2,508
FTE adjustment	-	50	1	1	-	-	3	-	55

Net interest income (FTE)[1]	1,258	344	72	238	241	204	277	(71)	2,563
Provision for credit losses[2]	413	38	219	3	376	28	(1)	(237)	839

Net interest income/(loss) after provision for credit losses	845	306	(147)	235	(135)	176	278	166	1,724
Noninterest income	544	122	48	370	156	423	151	(19)	1,795
Noninterest expense	1,282	235	217	295	528	477	(9)	(18)	3,007

Income/(loss) before provision/(benefit) for income taxes	107	193	(316)	310	(507)	122	438	165	512
Provision/(benefit) for income taxes[3]	39	71	(157)	114	(195)	43	164	67	146

Net income/(loss) including income attributable to noncontrolling interest	68	122	(159)	196	(312)	79	274	98	366
Net income attributable to noncontrolling interest	-	-	-	-	-	4	5	(1)	8

Net income/(loss)	$68	$122	($159)	$196	($312)	$75	$269	$99	$358

	Six Months Ended June 30, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,611	$24,945	$11,582	$19,212	$34,662	$9,112	$32,169	$1,058	$171,351
Average total liabilities	74,961	20,989	1,832	15,089	3,460	11,657	20,743	294	149,025
Average total equity	-	-	-	-	-	-	-	22,326	22,326

Net interest income	$1,239	$262	$85	$177	$208	$187	$233	($41)	$2,350
FTE adjustment	-	54	-	1	-	-	6	(1)	60

Net interest income (FTE)[1]	1,239	316	85	178	208	187	239	(42)	2,410
Provision for credit losses[2]	535	64	188	36	691	29	-	(19)	1,524

Net interest income/(loss) after provision for credit losses	704	252	(103)	142	(483)	158	239	(23)	886
Noninterest income	578	109	40	255	125	382	168	(7)	1,650
Noninterest expense	1,226	228	203	232	514	441	28	(8)	2,864

Income/(loss) before provision/(benefit) for income taxes	56	133	(266)	165	(872)	99	379	(22)	(328)
Provision/(benefit) for income taxes[3]	19	48	(139)	61	(331)	37	126	(5)	(184)

Net income/(loss) including income attributable to noncontrolling interest	37	85	(127)	104	(541)	62	253	(17)	(144)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	5	-	5

Net income/(loss)	$37	$85	($127)	$104	($541)	$62	$248	($17)	($149)

[1]	Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for credit losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 16 - Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Comprehensive income:
Net income/(loss)	$178	$12	$358	($149)
OCI:
Change in unrealized gains on securities, net of taxes	190	176	121	215
Change in unrealized gains/(losses) on derivatives, net of taxes	72	255	(53)	377
Change related to employee benefit plans	(19)	8	(16)	83

Total comprehensive income	$421	$451	$410	$526

The components of AOCI were as follows:

(Dollars in millions)	June 30, 2011	December 31, 2010
Unrealized net gain on AFS securities	$1,647	$1,526
Unrealized net gain on derivative financial instruments	479	532
Employee benefit plans	(458)	(442)

Total AOCI	$1,668	$1,616

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding future levels of net interest margin, net charge-offs, NPLs, the rate of change in inflows into certain segments of our NPL portfolios, the ALLL, higher-risk portfolios, and early-stage delinquencies; the amount of future expense reductions and revenue increases; the expected impact of regulatory changes on our revenues, including the costs and effects of reviewing and enhancing our mortgage loan servicing, loss mitigation and foreclosure processes and activities; our ability to realize deferred tax assets; future default frequencies in our residential mortgage portfolio; and the future performance and size of our loan and investment portfolios are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and in Part II, “Item 1A. Risk Factors” of this report, and also include those risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; concerns over market volatility continue; the Dodd-Frank Act makes fundamental changes in the regulation of the financial services industry, some of which may adversely affect our business; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural or man-made disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; the soundness of other financial institutions could adversely affect us; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on your common stock; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, our operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

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

The following analysis of our financial performance for the three and six months ended June 30, 2011 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2011 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW

Economic and regulatory

The economic recovery remained uneven during the quarter and uncertainty was evident as unemployment climbed and data surrounding job growth indicated an unexpected pullback in hiring and available jobs in recent months. Additionally, consumer spending declined during the quarter, consumer sentiment remained relatively low, and measures of inflation increased, due in part to higher commodity prices. The U.S. housing market continued to be weak due to the inventory of foreclosed or distressed properties, weak demand, and home prices remaining under pressure. Amidst the uncertain economic conditions, the Federal Reserve indicated that key interest rates will remain at exceptionally low levels for an extended period and that they will continue to reinvest principal payments from its securities holdings. Further, the Federal Reserve maintained a forecast for stable longer-term inflation expectations, gradual economic recovery through 2011 and 2012, although at a slower pace than previously expected, and a slow decline in unemployment with elevated levels persisting through the end of 2012.

The regulatory agencies have taken actions on a considerable amount of rules and regulations during the second quarter, as we marked the one year anniversary of the Dodd-Frank Act in July. The Federal Reserve finalized rules during the quarter that would allow the payment of interest on business demand deposits, which had been prohibited under Regulation Q. As a result, our product offerings have been expanded to include business demand deposits that pay interest; however, we do not believe the impact will be material to our financial results. The Federal Reserve also issued a final rule on debit card interchange fees that will limit the amount of interchange fee income that can be received for electronic debit transactions. This rule will be effective beginning in the fourth quarter of this year, and we currently believe the impact of this rule may decrease our annual interchange revenue by as much as 50% before any mitigating actions that we may take to offset the impact. See additional discussion of the new interchange rules and their impact on our income in the “Noninterest Income” section of this MD&A. New FDIC rules related to the calculation of our deposit insurance assessment became effective on April 1, 2011 and require us to base our deposit insurance assessment calculation on our total average assets less average tangible equity, rather than domestic deposits. In addition, the FDIC revised the overall pricing structure for large banks, which results in assessment rates being affected by specific risk characteristics, such as asset concentrations, liquidity, and asset quality. These changes by the FDIC caused a modest increase in our regulatory assessments during the quarter. In addition, the work required in complying with the Federal Reserve’s Consent Order that was issued in April is continuing and we remain on schedule. We currently do not expect that complying with the Consent Order will have a material effect on our financial results. We are actively evaluating other proposed rules and regulations, and as they emerge from the various stages of implementation and promulgation, we will be in a position to comply with new requirements and take appropriate actions as warranted.

Capital

During the first quarter, the Federal Reserve completed its CCAR for the nineteen largest U.S. bank holding companies. Upon completion of their review, the Federal Reserve did not object to the capital plan that we submitted. As a result of the CCAR completion, we initiated and completed certain elements of our capital plan, including public offerings of $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP in November and December 2008. The repurchase of the preferred stock will eliminate approximately $265 million in annual preferred dividend payments and discount accretion that has been negatively affecting our earnings the past two years. In addition, by keeping our shareholders’ best interest in mind and demonstrating a patient and deliberate approach to TARP repayment, we believe that we successfully lessened the impact to our shareholders by issuing less common stock than what would have been required had we chosen to repay TARP earlier.

Our capital remained strong at June 30, 2011, and the level of common equity was significantly bolstered as a result of the successful common equity raise in the first quarter of 2011. Our Tier 1 common equity ratio increased to 9.22% compared to 8.08% at December 31, 2010. Meanwhile, as a result of the change in our equity mix due to the repurchase of the preferred stock issued to the U.S. Treasury, our Tier 1 capital ratio declined to 11.11%, compared to 13.67% at December 31, 2010, but increased compared to 11.00% at March 31, 2011. At December 31, 2010, our Tier 1 capital ratio, excluding TARP, was 10.08%. Our total capital ratio at June 30 was 14.01% compared to 16.54% at December 31, 2010 and 13.92% at March 31, 2011. Overall, our capital remains well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. With strong capital, ample liquidity, and improved earnings, we believe that we are well-positioned for long-term growth. At the same time, we recognize the value of returning capital to shareholders and on August 9, 2011, our Board approved an increase in the quarterly dividend to $0.05 per share, payable on September 15, 2011, to shareholders of record at the close of business on September 1, 2011. See additional discussion of our liquidity and capital position in the “Liquidity Risk” and “Capital Resources” sections of this MD&A.

Financial performance

Our EPS continued to improve during the second quarter, and we continued to build on the positive momentum created in 2010 and the first quarter of 2011. Our continued focus on serving our clients and managing our core business to drive improved bottom line results, together with improved credit quality, resulted in net income available to common shareholders during the current quarter of $174 million, or $0.33 per average common diluted share, which compares favorably to the net loss available to common shareholders of $56 million, or $0.11 per average common share, during the second quarter of 2010. Second quarter 2011 results were improved over the same period in 2010 due primarily to a lower credit loss provision, higher net interest income, and the absence of preferred dividends paid to the U.S. Treasury. Net income available to common shareholders also improved compared to the first quarter’s results of $38 million. The current quarter’s results, when compared to the prior quarter, were driven by a lower credit loss provision, higher noninterest income, the absence of preferred dividends paid to the U.S. Treasury, and a one-time non-cash charge of $74 million related to the accelerated accretion associated with the repurchase of the preferred stock in March 2011, offset by higher noninterest expense. Net income available to common shareholders for the six months ended June 30, 2011 was $212 million compared to a loss of $285 million during the same period in 2010. The improvement during the six month period is primarily related to a reduced credit losses provision, higher total revenue, and less preferred dividend payments. During the three and six month periods ended June 30, 2011, the decreases in our provision for credit losses compared to the same periods in the prior year were 41% and 45%, respectively, and were a significant driver of the increase in our net income available to common shareholders. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods. As we look towards the future, we continue to invest in teammate engagement, client loyalty, and growth in primary relationships that we believe will drive market share growth and, ultimately, higher levels of profitability and improved financial performance for our shareholders.

Asset quality improvement was broad-based and continued a multi-quarter trend with improvements in the provision for loan losses, net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. At June 30, 2011, the ALLL remains elevated by historical standards at 2.40% of total loans but declined 18 basis points compared to December 31, 2010, in part due to a $230 million decrease in the ALLL, and declined by 9 basis points since the first quarter of 2011. The improvement in credit quality drove a 12%, 22%, and 44% decrease in the provision for loan losses compared to the first quarter of 2011, the fourth quarter of 2010, and the second quarter of 2010, respectively. In addition, net charge-offs declined 12%, 19%, and 30% compared to the first quarter of 2011, the fourth quarter of 2010, and the second quarter of 2010. We currently expect net charge-offs to trend down over time, however, we believe third quarter net charge-offs will approximate second quarter net charge-offs. Total NPLs continued the downward trend seen during 2010 with a decline of 12% from December 31, 2010 as a result of reduced inflows into nonaccrual and our problem loan resolution efforts. NPLs are also down 9% compared to the first quarter of 2011. We expect NPLs to continue to decline during the remainder of 2011 subject to economic conditions and credit quality trends remaining stable or improving. In addition, OREO declined 10% during the quarter and 19% since year end, as we continued to opportunistically dispose of properties once we had clear title. Our accruing restructured loan portfolio, which is primarily mortgage and consumer loans, increased by 4% compared to December 31, 2010. However, the portfolio continued to exhibit strong payment performance with 86% current on principal and interest payments at both June 30, 2011 and December 31, 2010. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.

Average loans remained flat during the quarter compared to both the first quarter of 2011 and to the fourth quarter of 2010, with decreases in certain commercial real estate, commercial construction, and residential real estate categories being offset by increases in commercial & industrial and consumer loans. Even though the total average loan balances have remained flat, our risk profile continues to improve as a result of the decline in certain higher-risk loan portfolios, which have been offset by targeted growth in certain lower-risk portfolios, such that higher-risk loans comprised less than 10% of our entire loan portfolio and lower-risk government guaranteed loans represented 8% of the portfolio as of June 30, 2011. Despite continued soft loan demand, we remain focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the six months ended June 30, 2011, we extended approximately $36.8 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.

Client deposit growth continued its positive trajectory, reaching a record high in the second quarter, and the positive shift in deposit mix continued with lower-cost deposit increases more than offsetting the decline in higher-cost deposits. Average consumer and commercial deposits increased 1% during the second quarter and 2% since the fourth quarter of 2010. Average balance increases were driven by increases in lower cost noninterest-bearing demand deposits and money market accounts, partially offset by declines in higher cost CDs. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost funding sources, helping to drive significant reductions in our funding costs and improvement in net interest margin. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we believe that we’ve also proactively driven this growth in both our Consumer and Wholesale business, as we’ve expanded the number of primary client relationships and improved our client loyalty.

Our client-focused revenue generation strategies, lower cost funding mix, and improved asset quality contributed to improved operating trends as seen in higher net interest income and margin and lower provision for credit losses, partially offset by higher non-interest expenses compared to a year ago. Total revenue, on an FTE basis, remained relatively unchanged compared to the second quarter of 2010 and increased 7% for the first six months of 2011, in comparison to the first six months of 2010, due to stable earning assets, increases in certain fee based revenue, and an expanded net interest margin. Net interest income, on an FTE basis, increased 6%, in the first half of 2011. The increase in net interest income compared to the prior year was due to lower funding costs, improved funding mix, and a reduction in long-term debt. As a result, our net interest margin increased to 3.53% for the three months ended June 30, 2011 from 3.33% during the same period in 2010 and 3.53% compared to 3.32% for the six months ended June 30, 2011 and 2010. Noninterest income declined 4% compared to the same quarter in 2010, most notably due to decreases in trading income, securities gains, and lower service charges on deposit accounts, partially offset by higher investment banking income, card fees, and mortgage production income. Compared to the first six months of 2010, noninterest income was up 9% in 2011 due to increases across most categories of income, but primarily driven by higher investment banking income and mortgage production income, partially offset by a decline in deposit account service change income primarily as a result of the Regulation E impact in the current periods compared to the prior year when Regulation E changes were yet to be effective. Noninterest expense increased 3% during the current quarter when compared to the same quarter in 2010, driven primarily by higher personnel costs, operating losses, and regulatory costs, partially offset by gains on debt extinguishment. Compared to the first six months of 2010, noninterest expense increased by 5% during 2011, primarily due to the same factors as the three month periods. The higher personnel costs are due to an increase in compensation as a result of improved revenue generation in certain businesses, as well as the hiring of additional teammates, primarily in loss mitigation and in client service and support roles. The increase in the operating losses was due to increases in legal and compliance related accruals, and regulatory cost increases were due to the change in the FDIC assessment methodology. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Overall, we had some encouraging signs during the quarter with progress being made, but our performance is not where we would like for it to be, and therefore we have specific initiatives aimed at improving our performance in the future. Some of these efforts are designed to further improve our revenue generation while others are intended to lower our expense base. To lower expenses, a key focus will be on implementing an aggressive approach to shared services wherein we will centralize and eliminate redundancy of similar functions currently contained in multiple parts of the organization. This will allow us to more effectively balance cost, quality, and service to more efficiently meet the needs of our lines of business, geographies, and support functions. We have initiatives underway to identify enterprise-wide solutions in such disciplines as technology and operations, finance, procurement, marketing, and human resources to maximize the impact of our investments there. In addition to the shared services assessment, our supplier management efforts will be intensified to yield greater cost savings, and plans to reduce paper usage both within the organization and in our interaction with clients will be accelerated. We also will move toward more technology-driven self-service channels, such as a more robust ATM network and enhanced mobile banking platforms, that increase convenience for clients while driving down delivery costs and enabling improved efficiencies of our branch network. As a result of these initiatives, we are targeting $300 million in annual expense savings, with a majority of the actions to be accomplished during 2012 and the remainder in 2013.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2011	2010	2011	2010
Summary of Operations
Interest income	$1,546	$1,570	$3,100	$3,144
Interest expense	287	392	592	794

Net interest income	1,259	1,178	2,508	2,350
Provision for credit losses	392	662	839	1,524

Net interest income after provision for credit losses	867	516	1,669	826
Noninterest income	912	952	1,795	1,650
Noninterest expense	1,542	1,503	3,007	2,864

Net income/(loss) before provision/(benefit) for income taxes	237	(35)	457	(388)
Net income attributable to noncontrolling interest	1	3	8	5
Provision/(benefit) for income taxes	58	(50)	91	(244)

Net income/(loss)	$178	$12	$358	($149)

Net income/(loss) available to common shareholders	$174	($56)	$212	($285)

Net interest income - FTE	$1,286	$1,208	$2,563	$2,410
Total revenue - FTE	2,198	2,160	4,358	4,060
Total revenue - FTE excluding securities gains, net[1]	2,166	2,103	4,262	4,002
Net income/(loss) per average common share:
Diluted [2]	0.33	(0.11)	0.41	(0.58)
Diluted excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury [2]	0.33	(0.11)	0.55	(0.58)
Basic	0.33	(0.11)	0.41	(0.58)
Dividends paid per average common share	0.01	0.01	0.02	0.02
Book value per common share	36.30	36.19
Tangible book value per common share[3]	24.57	23.58
Market price:
High	30.13	31.92	33.14	31.92
Low	24.63	23.12	24.63	20.16
Close	25.80	23.30	25.80	23.30
Selected Average Balances
Total assets	$170,527	$171,273	$171,789	$171,351
Earning assets	145,985	145,464	146,383	146,176
Loans	114,920	113,016	115,040	113,721
Consumer and commercial deposits	121,879	116,460	121,298	115,776
Brokered and foreign deposits	2,340	2,670	2,472	3,049
Total shareholders’ equity	19,509	22,313	21,298	22,326
Average common shares - diluted (thousands)	535,416	498,499	519,548	498,369
Average common shares - basic (thousands)	531,792	495,351	515,819	495,112
Financial Ratios (Annualized)
ROA	0.42%	0.03%	0.42%	(0.17)%
ROE	3.61	(1.29)	2.28	(3.31)
Net interest margin - FTE	3.53	3.33	3.53	3.32
Efficiency ratio [4]	70.17	69.57	69.01	70.52
Tangible efficiency ratio [5]	69.64	68.96	68.49	69.87
Total average shareholders’ equity to total average assets	11.44	13.03	12.40	13.03
Tangible equity to tangible assets [6]	8.07	10.18
Capital Adequacy
Tier 1 common equity	9.22%	7.92%
Tier 1 capital	11.11	13.51
Total capital	14.01	16.96
Tier 1 leverage	8.92	10.94
Reconcilement of Non U.S. GAAP Financial Measures
Net income/(loss)	$178	$12	$358	($149)
Preferred dividends, Series A	(2)	(2)	(4)	(4)
U.S. Treasury preferred dividends and accretion of discount	-	(66)	(66)	(132)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	-	-	(74)	-
Dividends and undistributed earnings allocated to unvested shares	(2)	-	(2)	-

Net income/(loss) available to common shareholders	174	(56)	212	(285)
Securities gains, net of tax of $12 million, $22 million, $36 million, and $22 million, respectively	(20)	(35)	(60)	(36)
Coke stock dividend, net of tax of $2 million, $1 million, $3 million, and $3 million, respectively	(13)	(12)	(25)	(24)

Net income/(loss) available to common shareholders excluding securities gains and losses and the Coke stock dividend	$141	($103)	$127	($345)

Net income/(loss) excluding securities gains and losses Coke stock dividend, net of tax	$145	($35)	$273	($209)

Net income/(loss) available to common shareholders	$174	($56)	$212	($285)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	-	-	74	-

Net income/(loss) available to common shareholders excluding accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$174	($56)	$286	($285)

Net income/(loss) per average common share - diluted	$0.33	($0.11)	$0.41	($0.58)
Effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	-	-	0.14	-

Net income/(loss) per average common share - diluted, excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$0.33	($0.11)	$0.55	($0.58)

Selected Quarterly Financial Data, continued

	Three Months Ended June 30		Six Months Ended June 30
Reconcilement of Non U.S. GAAP Financial Measures	2011	2010	2011	2010
Net interest income	$1,259	$1,178	$2,508	$2,350
FTE adjustment	27	30	55	60

Net interest income - FTE	1,286	1,208	2,563	2,410
Noninterest income	912	952	1,795	1,650

Total revenue - FTE	2,198	2,160	4,358	4,060
Securities gains, net	(32)	$(57)	(96)	(58)

Total revenue - FTE excluding securities gains, net [1]	$2,166	$2,103	$4,262	$4,002

Efficiency ratio [4]	70.17%	69.57%	69.01%	70.52%
Impact of excluding amortization of intangible assets other than MSRs	(0.53)	(0.61)	(0.52)	(0.65)

Tangible efficiency ratio [5]	69.64%	68.96%	68.49%	69.87%

Total shareholders’ equity	$19,660	$23,024
Goodwill, net of deferred taxes of $144 million and $126 million, respectively	(6,199)	(6,197)
Other intangible assets including MSRs, net of deferred taxes of $21 million and $34 million, respectively	(1,518)	(1,409)
MSRs	1,423	1,298

Tangible equity	13,366	16,716
Preferred stock	(172)	(4,929)

Tangible common equity	$13,194	$11,787

Total assets	$172,173	$170,668
Goodwill	(6,343)	(6,323)
Other intangible assets including MSRs	(1,539)	(1,443)
MSRs	1,423	1,298

Tangible assets	$165,714	$164,200

Tangible equity to tangible assets [6]	8.07%	10.18%
Tangible book value per common share [3]	$24.57	$23.58

Tier 1 Capital excluding impact of preferred stock issued to the U.S. Treasury	As of December 31, 2010
Tier 1 Capital	$18,156
Preferred stock issued to U.S. Treasury	4,769

Tier 1 Capital excluding preferred stock issued to U.S. Treasury	$13,387

Risk Weighted Assets	$132,819

Tier 1 Capital ratio excluding impact of preferred stock issued to U.S. Treasury	10.08%

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

4Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

5We present a tangible efficiency ratio which excludes the amortization of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

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

Net Interest Margin	Table 2

	Three Months Ended						Increase/(Decrease) From
	June 30, 2011			June 30, 2010			Prior Year Quarter
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate residential mortgage 1-4 family	$28,971	$357	4.93%	$28,638	$393	5.49%	$333	(0.56)%
Real estate construction	2,167	21	3.90	3,274	30	3.67	(1,107)	0.23
Real estate home equity lines	14,347	121	3.37	14,973	126	3.37	(626)	-
Real estate commercial	13,156	132	4.02	15,091	154	4.09	(1,935)	(0.07)
Commercial - FTE[2]	35,211	476	5.42	32,503	447	5.52	2,708	(0.10)
Credit card	967	20	8.33	1,064	23	8.45	(97)	(0.12)
Consumer - direct	6,844	77	4.52	5,544	60	4.32	1,300	0.20
Consumer - indirect	9,459	111	4.70	6,946	101	5.86	2,513	(1.16)
Nonaccrual [3]	3,798	10	1.08	4,983	11	0.86	(1,185)	0.22

Total loans	114,920	1,325	4.62	113,016	1,345	4.77	1,904	(0.15)
Securities AFS:
Taxable	23,711	199	3.35	23,977	186	3.11	(266)	0.24
Tax-exempt - FTE[2]	517	7	5.47	866	12	5.39	(349)	0.08

Total securities AFS - FTE	24,228	206	3.40	24,843	198	3.19	(615)	0.21
Funds sold and securities purchased under agreements to resell	1,079	-	-	1,009	-	0.11	70	(0.11)
LHFS	2,104	22	4.17	3,342	33	3.97	(1,238)	0.20
Interest-bearing deposits	23	-	0.16	27	-	0.17	(4)	(0.01)
Interest earning trading assets	3,631	20	2.30	3,227	24	3.03	404	(0.73)

Total earning assets	145,985	1,573	4.32	145,464	1,600	4.41	521	(0.09)
ALLL	(2,740)			(3,107)			367
Cash and due from banks	4,452			5,788			(1,336)
Other assets	17,348			18,450			(1,102)
Noninterest earning trading assets	2,999			2,709			290
Unrealized gains on securities AFS, net	2,483			1,969			514

Total assets	$170,527			$171,273			($746)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,672	$10	0.16%	$24,949	$16	0.25%	($277)	(0.09)%
Money market accounts	42,865	43	0.40	37,703	57	0.61	5,162	(0.21)
Savings	4,587	2	0.18	4,093	2	0.22	494	(0.04)
Consumer time	12,712	51	1.60	14,779	72	1.96	(2,067)	(0.36)
Other time	7,203	31	1.74	9,445	50	2.11	(2,242)	(0.37)

Total interest-bearing consumer and commercial deposits	92,039	137	0.60	90,969	197	0.87	1,070	(0.27)
Brokered deposits	2,317	25	4.38	2,416	28	4.57	(99)	(0.19)
Foreign deposits	23	-	0.05	254	-	0.11	(231)	(0.06)

Total interest-bearing deposits	94,379	162	0.69	93,639	225	0.96	740	(0.27)
Funds purchased	1,001	-	0.12	1,224	1	0.18	(223)	(0.06)
Securities sold under agreements to repurchase	2,264	1	0.14	2,632	1	0.14	(368)	-
Interest-bearing trading liabilities	922	8	3.39	868	8	3.76	54	(0.37)
Other short-term borrowings	2,934	3	0.38	2,537	3	0.48	397	(0.10)
Long-term debt	13,765	113	3.30	16,529	154	3.75	(2,764)	(0.45)

Total interest-bearing liabilities	115,265	287	1.00	117,429	392	1.34	(2,164)	(0.34)
Noninterest-bearing deposits	29,840			25,491			4,349
Other liabilities	3,823			4,240			(417)
Noninterest-bearing trading liabilities	2,090			1,800			290
Shareholders’ equity	19,509			22,313			(2,804)

Total liabilities and shareholders’ equity	$170,527			$171,273			($746)

Interest Rate Spread			3.32%			3.07%		0.25%

Net Interest Income - FTE[4]		$1,286			$1,208		$78

Net Interest Margin[5]			3.53%			3.33%		0.20%

1Interest income includes loan fees of $37 million and $39 million for the three month periods ended June 30, 2011 and June 30, 2010, respectively. Income on nonaccrual loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $27 million and $30 million for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

3Accruing TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified for all periods presented.

4We obtained derivative instruments to manage our interest-sensitivity position that increased net interest income $157 million and $148 million for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

	Six Months Ended						Increase/(Decrease) From Prior Year
	June 30, 2011			June 30, 2010
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$29,198	$726	4.97%	$28,587	$790	5.53%	$611	(0.56)%
Real estate construction	2,326	45	3.92	3,674	64	3.54	(1,348)	0.38
Real estate home equity lines	14,459	242	3.37	15,064	250	3.35	(605)	0.02
Real estate commercial	13,334	268	4.06	15,098	305	4.07	(1,764)	(0.01)
Commercial - FTE[2]	34,572	948	5.53	32,797	896	5.51	1,775	0.02
Credit card	989	41	8.23	1,065	46	8.57	(76)	(0.34)
Consumer - direct	6,783	151	4.50	5,400	113	4.22	1,383	0.28
Consumer - indirect	9,466	225	4.79	6,822	202	5.98	2,644	(1.19)
Nonaccrual[3]	3,913	18	0.93	5,214	22	0.84	(1,301)	0.09

Total loans	115,040	2,664	4.67	113,721	2,688	4.77	1,319	(0.10)
Securities AFS:
Taxable	23,708	383	3.23	24,376	381	3.13	(668)	0.10
Tax-exempt - FTE[2]	533	15	5.51	888	24	5.39	(355)	0.12

Total securities AFS - FTE	24,241	398	3.29	25,264	405	3.21	(1,023)	0.08
Funds sold and securities purchased under agreements to resell	1,071	-	-	946	1	0.11	125	(0.11)
LHFS	2,414	50	4.15	3,296	66	4.03	(882)	0.12
Interest-bearing deposits	22	-	0.14	26	1	0.22	(4)	(0.08)
Interest earning trading assets	3,595	43	2.39	2,923	44	3.04	672	(0.65)

Total earning assets	146,383	3,155	4.35	146,176	3,205	4.42	207	(0.07)
ALLL	(2,796)			(3,095)			299
Cash and due from banks	5,463			5,102			361
Other assets	17,522			18,569			(1,047)
Noninterest earning trading assets	2,828			2,672			156
Unrealized gains on securities AFS	2,389			1,927			462

Total assets	$171,789			$171,351			$438

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,019	$21	0.17%	$25,270	$33	0.26%	($251)	(0.09)%
Money market accounts	42,735	91	0.43	36,980	117	0.64	5,755	(0.21)
Savings	4,428	3	0.16	3,975	5	0.23	453	(0.07)
Consumer time	12,743	101	1.60	14,599	142	1.96	(1,856)	(0.36)
Other time	7,309	64	1.76	9,944	106	2.15	(2,635)	(0.39)

Total interest-bearing consumer and commercial deposits	92,234	280	0.61	90,768	403	0.90	1,466	(0.29)
Brokered deposits	2,332	52	4.37	2,709	55	4.04	(377)	0.33
Foreign deposits	140	-	0.14	340	-	0.11	(200)	0.03

Total interest-bearing deposits	94,706	332	0.71	93,817	458	0.98	889	(0.27)
Funds purchased	1,057	1	0.15	1,319	1	0.18	(262)	(0.03)
Securities sold under agreements to repurchase	2,283	2	0.15	2,308	2	0.12	(25)	0.03
Interest-bearing trading liabilities	926	15	3.37	803	15	3.59	123	(0.22)
Other short-term borrowings	2,847	5	0.40	2,694	6	0.47	153	(0.07)
Long-term debt	13,785	237	3.47	17,052	313	3.70	(3,267)	(0.23)

Total interest-bearing liabilities	115,604	592	1.03	117,993	795	1.36	(2,389)	(0.33)
Noninterest-bearing deposits	29,064			25,008			4,056
Other liabilities	3,889			4,231			(342)
Noninterest-bearing trading liabilities	1,934			1,793			141
Shareholders’ equity	21,298			22,326			(1,028)

Total liabilities and shareholders’ equity	$171,789			$171,351			$438

Interest Rate Spread			3.32%			3.06%		0.26%

Net Interest Income - FTE [4]		$2,563			$2,410		$153

Net Interest Margin [5]			3.53%			3.32%		0.21%

1Interest income includes loan fees of $76 million and $77 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Income on nonaccrual loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $54 million and $61 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

3Accruing TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified for all periods presented.

4We obtained derivative instruments to manage our interest-sensitivity position that increased net interest income $312 million and $304 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Second Quarter of 2011

Net interest income, on an FTE basis, was $1.3 billion for the second quarter of 2011, an increase of $78 million, or 6%, from the second quarter of 2010. This increase was driven mainly by a continued positive trend in net interest margin, which increased 20 basis points to 3.53% in the second quarter of 2011 from 3.33% in the second quarter of 2010. Earning asset yields declined 9 basis points compared to second quarter 2010, but the cost of interest-bearing liabilities decreased 34 basis points over the same period. The biggest contributors to the increase in net interest margin were the growth in lower-cost deposits, specifically demand deposit and money market accounts, while higher-cost time deposits and long-term debt declined. We currently expect the net interest margin to modestly decline in the third quarter of 2011 due primarily to continued decreases in interest earning asset yields, given the low rate environment.

Average earning assets increased $521 million, or less than 1%, compared to the second quarter of 2010. Average loans increased $1.9 billion, or 2%, compared to the second quarter of 2010. The increase in loans was primarily attributable to increases of $2.7 billion, or 8%, in commercial loans, $2.5 billion, or 36%, in consumer-indirect loans, driven by purchases of high quality auto loan portfolios, and $1.3 billion, or 23%, in higher yielding consumer-direct loans related to an increase in government-guaranteed student loans. These increases were partially offset by declines of $1.9 billion, or 13%, in commercial real estate and $1.1 billion, or 34%, in real estate construction, both primarily as a result of our targeted efforts to reduce exposure to these loans, and a $1.2 billion, or 24%, decline in nonaccrual loans. LHFS declined $1.2 billion, or 37%, as a result of a reduction in closed mortgage loan volume, as higher mortgage interest rates affected loan demand. Average securities AFS decreased $615 million, or 2%, due primarily to the sale of lower yielding U.S. Treasury securities of $4.6 billion and almost entirely offset by purchases of agency MBS and federal agency securities. See additional discussion in the “Securities Available for Sale” section included in this MD&A for more information on the repositioning of our securities AFS portfolio. Average interest earning trading assets increased $404 million, or 13%, in the second quarter of 2011 compared to the second quarter of 2010, but the additional assets’ yields were lower compared to the assets replaced from the prior year as a result of a change in market spreads.

Our loan portfolio yielded 4.62% for the second quarter, down 15 basis points from second quarter 2010. The yield decline was primarily related to real estate 1-4 family, which was driven by run-off of higher rate loans being replaced with lower rate government guaranteed loans and an increase in the consumer-indirect loan portfolio that included the addition of lower rate loans. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of June 30, 2011, the outstanding notional balance of swaps was $15.9 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $16.4 billion as of June 30, 2010. Swap income remained stable at $157 million in the second quarter of 2011 compared to $148 million in the second quarter of 2010.

Average interest-bearing liabilities declined $2.2 billion, or 2%, from the second quarter of 2010 primarily as a result of significant declines in long-term debt. Total average consumer and commercial deposits increased $5.4 billion, or 5%, in the second quarter of 2011 compared to the second quarter of 2010. This growth consisted of lower-cost deposits, including $5.2 billion, or 14%, in money market accounts, and $4.3 billion, or 17%, in demand deposits, partially offset by a decline of $4.3 billion, or 18%, in higher-cost time deposits. This growth in lower-cost deposits was the result of marketing campaigns, competitive pricing and clients’ increased preference for more liquid products. The overall growth in consumer and commercial deposits allowed for a reduction in other higher-cost funding sources, including $2.8 billion of long-term debt. The growth in lower-cost deposits and decline in higher-cost deposits and wholesale funding resulted in a 34 basis point decline in rates paid on interest-bearing liabilities compared to the same quarter in the prior year.

During the second quarter of 2011, the interest rate environment was characterized by lower long-term rates compared to short-term rates, resulting in a flatter yield curve versus the second quarter of 2010. More specifically, the Fed funds target rate averaged 0.25%, unchanged from second quarter 2010, the Prime rate averaged 3.25%, unchanged from second quarter 2010, one-month LIBOR averaged 0.20%, a decrease of 11 basis points, three-month LIBOR averaged 0.26%, a decrease of 18 basis points, five-year swaps averaged 2.07%, a decrease of 42 basis points, and ten-year swaps averaged 3.29%, a decrease of 22 basis points.

First Half of 2011

For the first six months of 2011, net interest income was $2.6 billion, an increase of $153 million, or 6%, from the first six months of 2010. Average earning assets increased $207 million, or less than 1%. The slight increase in earning assets was attributable to a $2.6 billion, or 39%, increase in consumer indirect loans, a $1.8 billion, or 5%, increase in commercial loans, and a $1.4 billion, or 26%, increase in consumer direct loans. These increases were partially offset by decreases of $1.8 billion, or 12%, in real estate commercial loans, $1.3 billion, or 37%, in real estate construction, $1.3 billion, or 25%, in average nonaccrual loans, and $1.0 billion, or 4%, in average securities AFS. The average balance decrease in the securities portfolio was primarily attributable to a $1.8 billion reduction in U.S. Treasury securities and federal agency securities.

Average consumer and commercial deposits increased $5.5 billion, or 5%, during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Increases of $5.8 billion, or 16%, in money market accounts, and $4.1 billion, or 16%, in demand deposits contributed to the growth in deposits, partially offset by a decrease of $4.5 billion, or 18%, in time deposits. As a result of our asset/liability management actions, long-term debt also decreased by $3.3 billion, or 19%, and brokered deposits decreased by $377 million, or 14%. Factors affecting the year-over-year changes were the same as those discussed related to the second quarter of 2010 compared to the second quarter of 2011.

Consistent with the positive trend previously discussed, the net interest margin increased by 21 basis points from the six months ended June 30, 2010 to the same period in 2011. Yields on average earning assets declined 7 basis points from 4.42% for the first six months ended June 30, 2010 to 4.35% for the six months ended June 30, 2011. The average yield on loans for the six months ended June 30, 2011 was 4.67%, down 10 basis points from the same period in 2010. The factors in the year-over-year decrease were the same as those discussed related to the second quarter of 2010 compared to the second quarter of 2011. Partially offsetting the decline in the average yield on loans, was the average yield on LHFS which increased 12 basis points to 4.15%, and the average yield on securities AFS which increased 8 basis points to 3.29%. The cost of interest-bearing liabilities over the same period decreased 33 basis points, due primarily to the 29 basis point decline in consumer and commercial deposits, which resulted from the declining interest rate environment and the change in deposit mix.

Foregone Interest

Foregone interest income from NPLs reduced net interest margin by 16 basis points for the second quarter of 2011 and 17 basis points for the first six months of 2011, compared to 22 basis points and 23 basis points during the three and six months ended June 30, 2010, as average nonaccrual loans decreased $1.2 billion, or 24%, and $1.3 billion, or 25%, during the three and six month periods ended June 30, 2011, respectively. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income					Table 3

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in millions)	2011	2010	Change[1]	2011	2010	Change[1]
Service charges on deposit accounts	$170	$208	(18)%	$333	$404	(18)%
Other charges and fees	130	133	(2)	256	262	(2)
Card fees	105	94	12	205	181	13
Trust and investment management income	135	127	6	270	249	8
Retail investment services	59	48	23	117	95	23
Mortgage production related income/(loss)	4	(16)	NM	3	(47)	NM
Mortgage servicing related income	72	88	(18)	144	158	(9)
Investment banking income	95	58	64	162	114	42
Trading account profits and commissions	53	109	(51)	105	102	3
Net securities gains	32	57	(44)	96	58	66
Other noninterest income	57	46	24	104	74	41

Total noninterest income	$912	$952	(4)	$1,795	$1,650	9

1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Income

Noninterest income decreased by $40 million, or 4%, compared to the three months ended June 30, 2010, due to lower net gains on the sale of investment securities, lower service charges on deposit accounts, and lower trading account profits and commissions, partially offset by growth in certain consumer and commercial fee categories, including investment banking income, retail investment services income, and card fees. For the six months ended June 30, 2011, noninterest income increased by $145 million, or 9%, as strong investment banking results, improved mortgage production related results, and higher gains on the sale of investment securities were offset by lower service charges on deposit accounts.

Service charges on deposit accounts decreased by $38 million, or 18%, compared to the three months ended June 30, 2010, and by $71 million, or 18%, compared to the six months ended June 30, 2010. The decreases were attributable to Regulation E changes and a voluntary decision to eliminate fees on transactions where the overdrafted amount is small, as well as reducing the maximum number of daily overdraft fees charged to our clients. The voluntary changes and the Regulation E impact began during the third quarter of 2010.

Card fees increased by $11 million, or 12%, compared to the three months ended June 30, 2010, and by $24 million, or 13%, compared to the six months ended June 30, 2010. The increases were primarily due to an increase in debit card interchange transactions. Growth was driven by household expansion, higher product penetration, and increasing consumer usage patterns. On June 29, 2011, the Federal Reserve issued a final rule establishing revised standards that significantly lowered the rates that can be charged on debit card transactions and prohibited network exclusivity arrangements and routing restrictions. Currently, our debit card interchange fee revenue is approximately $370 million on an annualized basis. We estimate that this rule, when it becomes effective in the fourth quarter, will impact our debit interchange income by about 50% prior to any mitigating actions. As a means to mitigate some of this lost revenue, we have introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional streams of fee income. Additionally, we will also benefit from the discontinuation of our debit card rewards programs and plan to add other value-added checking account features that, over time, we expect will produce additional deposit fee income. Collectively, and over time, we currently estimate that the benefits from all of these changes will enable us to recapture approximately 50% of the revenue loss attributable to both the newly-issued interchange fee rules and Regulation E.

Trust and investment management income increased by $8 million, or 6%, compared to the three months ended June 30, 2010, and by $21 million, or 8%, compared to the six months ended June 30, 2010. The increases were primarily due to higher market valuations on managed equity assets partially offset by lower money market mutual fund revenue.

Retail investment services income increased by $11 million, or 23%, compared to the three months ended June 30, 2010, and by $22 million, or 23%, compared to the six months ended June 30, 2010. The increases were driven by higher recurring brokerage revenue and annuity income.

Mortgage production related income improved by $20 million compared to the three months ended June 30, 2010 and by $50 million compared to the six months ended June 30, 2010. The improvements were primarily due to a decline in the mortgage repurchase provision, partially offset by lower loan production. Reserves for mortgage repurchases were $299 million as of June 30, 2011, an increase of $34 million compared to December 31, 2010. The increase in the reserve was related to an increase in repurchase requests during both the first and second quarters of the year. The increases have been driven primarily by increased agency requests related to the 2007 vintage loans. Repurchase requests can vary significantly from period to period based on the timing of requests from the GSEs. While demands will likely continue to be volatile on a quarter-over-quarter basis, we continue to believe that demands from the higher loss 2006 and 2007 vintages will decline as normal seasoning patterns occur.

Mortgage servicing related income decreased by $16 million, or 18%, compared to the three months ended June 30, 2010, and by $14 million, or 9%, compared to the six months ended June 30, 2010. The decreases for the three months were primarily due to a decrease in MSR mark to market adjustments, net of hedging gains and losses. The decreases for the six months were primarily due to the decrease in servicing fees. See the “Other Market Risk” section of this MD&A for further information regarding the risks pertaining to the valuation of our MSRs.

Investment banking income increased by $37 million, or 64%, compared to the three months ended June 30, 2010, and by $48 million, or 42%, compared to the six months ended June 30, 2010. The increases were primarily attributable to strong syndicated finance fees, which resulted from continued market penetration. We note that investment banking income has and will continue to experience volatility due to market factors.

Trading account profits and commissions decreased by $56 million, or 51%, compared to the three months ended June 30, 2010. The decrease was primarily attributable to a decline in valuation gains on our fair value debt and index-linked CDs as our credit spreads tightened. For the six months ended June 30, 2011, trading account profits and commissions were essentially flat compared to the same period in 2010.

In 2011 and 2010, we repositioned the securities AFS portfolio in response to market conditions. Net securities gains decreased by $25 million, or 44%, compared to the three months ended June 30, 2010 and increased by $38 million, or 66%, compared to the six months ended June 30, 2010. See “Securities Available for Sale” in this MD&A for further discussion regarding our repositioning activity.

Other noninterest income increased by $11 million, or 24%, compared to the three months ended June 30, 2010, and by $30 million, or 41%, compared to the six months ended June 30, 2010. The increase was primarily attributable to current year gains on private equity investments and client leasing transactions.

Noninterest Expense	Table 4

	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in millions)	2011	2010	Change[1]	2011	2010	Change[1]
Employee compensation	$638	$575	11%	$1,256	$1,132	11%
Employee benefits	110	107	3	246	242	2

Personnel expense	748	682	10	1,502	1,374	9
Other real estate expense	64	87	(26)	133	133	-
Credit and collection services	60	66	(9)	111	140	(21)
Operating losses	62	16	NM	89	30	NM
Mortgage reinsurance	6	9	(33)	13	18	(28)

Credit-related costs	192	178	8	346	321	8
Outside processing and software	162	158	3	320	307	4
Net occupancy expense	89	90	(1)	178	181	(2)
Regulatory assessments	81	65	25	152	129	18
Marketing and customer development	46	44	5	84	78	8
Equipment expense	44	42	5	88	83	6
Consulting and legal	29	18	61	43	32	34
Postage and delivery	20	20	-	42	42	-
Other staff expense	20	15	33	35	28	25
Communications	15	16	(6)	31	32	(3)
Amortization of intangible assets	12	13	(8)	23	26	(12)
Net loss/(gain) on debt extinguishment	(1)	63	NM	(2)	54	NM
Other expense	85	99	(14)	165	177	(7)

Total noninterest expense	$1,542	$1,503	3%	$3,007	$2,864	5%

1 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased by $39 million, or 3%, compared to the three months ended June 30, 2010, and by $143 million, or 5%, compared to the six months ended June 30, 2010. The increases were driven primarily by a rise in compensation expenses associated with improved revenue generation in certain businesses as well as the hiring of additional teammates, primarily in client-facing and loss mitigation positions. Also contributing to the increases in noninterest expense were higher credit-related costs and increases in regulatory assessment expenses partially offset by lower gains on the extinguishment of debt.

Personnel expenses increased by $66 million, or 10%, compared to the three months ended June 30, 2010, and by $128 million, or 9%, compared to the six months ended June 30, 2010. The increases in personnel expenses were attributable to higher incentive compensation related to improved business performance and the previously mentioned increases in full-time equivalent employees.

Credit-related costs increased by $14 million, or 8%, compared to the three months ended June 30, 2010, and by $25 million, or 8%, compared to the six months ended June 30, 2010. Operating losses, which include certain legal and compliance-related costs, drove the increases, partially offset by decreases in credit and collection services expenses. Over time, as the economic environment improves, we expect that credit-related expenses will also improve, but will likely remain elevated compared to the levels realized prior to the economic recession.

Regulatory assessments expense increased by $16 million, or 25%, compared to the three months ended June 30, 2010, and by $23 million, or 18%, compared to the six months ended June 30, 2010. The increases were the result of higher average deposit balances and the change in the assessment base for FDIC insurance premiums that took effect at the beginning of the second quarter of 2011.

Consulting and legal expenses increased by $11 million, or 61%, compared to the three months ended June 30, 2010, and by $11 million, or 34%, compared to the six months ended June 30, 2010. The increases were attributable to consulting costs associated with specific revenue growth initiatives, as well as costs to address the Consent Order with the Federal Reserve. For additional information regarding the Consent Order, see Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.

Other staff expense increased by $5 million, or 33%, compared to the three months ended June 30, 2010, and by $7 million, or 25%, compared to the six months ended June 30, 2010. The increases were primarily attributable to employee recruitment costs related to the previously mentioned increases in full-time equivalent employees.

Other noninterest expense decreased by $14 million, or 14%, compared to the three months ended June 30, 2010, and by $12 million, or 7%, compared to the six months ended June 30, 2010. The decreases were primarily attributable to net decreases in litigation reserves upon the resolution of specific legal matters.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. During the three and six months ended June 30, 2011, the provision for income taxes was $58 million and $91 million, respectively, compared to tax benefits of $50 million and $244 million for the same periods in 2010, respectively. The provision represents a 24.5% and 20.2% effective tax rate for the three and six months ended June 30, 2011, respectively, compared to a (133.1%) and (62.2%) effective tax rate for the three and six months ended June 30, 2010, respectively. We calculated income taxes for the three and six months ended June 30, 2011 and 2010 based on actual year-to-date results. For the three and six months ended June 30, 2011, the effective tax rate was primarily a result of positive pre-tax earnings adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. In addition, the effective tax rate for the six months ended June 30, 2011 was also impacted by $15 million of net unfavorable discrete items. For the three and six months ended June 30, 2010, the effective tax rate was primarily attributable to the pre-tax loss as well as the aforementioned favorable permanent tax items. See additional discussion related to the provision for income taxes in Note 9, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q.

In determining whether a valuation allowance against our deferred tax assets is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The cumulative valuation allowance associated with the deferred tax asset for certain state carryforwards was $51 million and $50 million as of June 30, 2011 and December 31, 2010, respectively. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets, and we estimate that on a consolidated basis, we have a net deferred tax liability at June 30, 2011.

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

Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of both first-lien equity lines and closed-end second-lien loans. At June 30, 2011, 29% of our home equity products were in a first lien position and 71% were in a junior lien position. For home equity products in a junior lien position, we service 28% of the loans that are senior to the home equity product.

Consumer other direct loans consist primarily of nonguaranteed student loans and consumer indirect loans consist of loans secured by automobiles or recreational vehicles.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions)	June 30, 2011	December 31, 2010	% Change
Commercial loans:

Commercial & industrial[1]	$45,922	$44,753	3%
Commercial real estate	5,707	6,167	(7)
Commercial construction	1,740	2,568	(32)

Total commercial loans	53,369	53,488	-
Residential loans:
Residential mortgages - guaranteed	4,513	4,520	-
Residential mortgages - nonguaranteed[2]	23,224	23,959	(3)
Home equity products	16,169	16,751	(3)
Residential construction	1,118	1,291	(13)

Total residential loans	45,024	46,521	(3)
Consumer loans:
Guaranteed student loans	4,620	4,260	8
Other direct	1,863	1,722	8
Indirect	9,630	9,499	1
Credit cards	407	485	(16)

Total consumer loans	16,520	15,966	3

LHFI	$114,913	$115,975	(1)%

LHFS	$2,052	$3,501	(41)%

1Includes $4 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

2Includes $445 million and $488 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

Loans Held for Investment

LHFI decreased by $1.1 billion, or 1%, during the six months ended June 30, 2011. The decrease was primarily attributable to decreases in nonguaranteed residential mortgages, home equity products, commercial real estate loans, and commercial construction loans. We continued to make progress in diversifying the loan portfolio, as we drove growth in targeted commercial and consumer areas while further reducing our residential real estate exposure. We believe that the reduction in higher risk balances and the growth in specific commercial and consumer loans constitutes a meaningful improvement in our risk profile. Overall, loan growth and loan demand remains weaker than we would like, but we are pleased with the progress that we have been able to make in growing selected areas of our portfolio while concurrently reducing our risk. We expect declines in the higher risk portfolios to continue in the future, though, given the smaller aggregate balance, the absolute dollar decline could moderate somewhat. As such, the runoff in these portfolios could be less of a headwind for total loan growth than it has been in prior quarters.

Commercial loans decreased by $119 million, or less than 1%, during the six months ended June 30, 2011. The decline was largely attributable to decreases in commercial construction loans and commercial real estate loans, largely offset by an increase in commercial and industrial loans. Commercial construction loans decreased by $828 million, or 32%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure and significantly limiting new production under tighter underwriting standards. Meanwhile, commercial and industrial loans grew by $1.2 billion, or 3%, primarily due to larger corporate borrowers; the increase was most pronounced within areas that we have been targeting for growth, such as asset based lending, middle market lending, and certain industry verticals within CIB.

Residential loans decreased by $1.5 billion, or 3%, during the six months ended June 30, 2011, primarily to due to payments and payoffs, as well as transfers to OREO and current year net charge-offs. The decline in residential loans was primarily in the higher risk categories, including certain nonguaranteed residential mortgages, home equity products, and residential construction loans.

Consumer loans increased by $554 million, or 3%, during the six months ended June 30, 2011. The increase was primarily attributable to a $360 million, or 8%, increase in guaranteed student loans and a $141 million, or 8%, increase in other direct loans partially offset by a $78 million, or 16%, decline in consumer credit card loans.

Loans Held for Sale

LHFS decreased by $1.4 billion, or 41%, during the six months ended June 30, 2011. The decline was attributable to a reduction in closed mortgage loan volume, as higher mortgage interest rates affected loan demand.

Asset Quality

During the second quarter we continued, and in some cases accelerated, the multi-quarter trend of improvements that we have seen among all of our primary metrics. We continue to expect that additional improvement in early stage delinquencies, particularly in our residential portfolio, will be tied to the condition of the economy, as commercial and consumer delinquency rates are already at relatively low levels.

The commercial and industrial loan portfolio continues to perform well, as low delinquency levels were accompanied by a modest decline in NPLs during the quarter. Charge-offs increased slightly as we resolved certain NPLs, but remain well within our expectations.

Commercial real estate net charge-offs increased during the quarter, although the increase in charge-offs was offset by a decline in NPLs. We continue to believe that this portfolio will perform comparatively well given its composition, the quality of our underwriting, and our ongoing management disciplines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio in order to identify loans with an increased risk of default. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with the client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.

Commercial construction NPLs declined again this quarter, as we continue to resolve and work through our remaining exposure to these loans. This decline in NPLs was partially attributable to increased payoffs and paydowns. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered material relative to total loans outstanding.

Net charge-offs, NPLs, and early stage delinquencies in the residential mortgages portfolio declined during the second quarter. Our outlook for the residential mortgage portfolio, based on improving delinquency trends, is for reduced frequency of default over the next few quarters despite the potential for some offsetting increases in severity due to lower home values.

Net charge-offs for the home equity portfolio declined during the quarter, while NPLs and early stage delinquencies remained relatively stable. Runoff in this portfolio has been concentrated in the higher risk categories, where no new production has occurred and little to no line availability exists.

The residential construction portfolio, which is primarily comprised of lot and land loans to individuals, remained relatively stable in terms of NPLs and net charge-offs, while we experienced another quarter of declines in early stage delinquencies. Net charge-offs are expected to remain elevated and uneven as we work through the remainder of the risk in this portfolio. Further, while there may be some variability, we generally expect the trend of declining NPLs to continue as we aggressively pursue workouts and transition foreclosed assets to OREO and, ultimately, disposition.

For the consumer portfolios, asset quality was stable to modestly improved. Early stage delinquencies, excluding guaranteed student loans, declined during the quarter. Meanwhile, the level of nonperforming consumer loans and net charge-offs remained relatively stable compared to the first quarter of 2011.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 3, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table shows the percentage breakdown of our total LHFI portfolio at June 30, 2011 and December 31, 2010 by geographic region.

Loan Types by Geography	Table 6

	Commercial		Residential		Consumer
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Geography:

Central[1]	28%	29%	21%	20%	15%	14%

Florida[2]	20	21	28	29	20	21

MidAtlantic[3]	28	28	36	35	27	27
Other	24	22	15	16	38	38

Total	100%	100%	100%	100%	100%	100%

1The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.

2The Florida region includes Florida only.

3The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Allowance for Credit Losses

At June 30, 2011, the allowance for credit losses was $2.8 billion, which includes both the ALLL as well as the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience, is shown in the table below:

Summary of Credit Losses Experience	Table 7

	Three Months Ended June 30,				% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2011		2010			2011	2010

Allowance for Credit Losses
Balance - beginning of period	$2,908		$3,276		(11)	$3,032	$3,235	(6)%
Benefit for unfunded commitments	(3)		(40)		93	(7)	(55)	87
Provision for loan losses:
Commercial loans	124		270		(54)	232	485	(52)
Residential loans	252		413		(39)	574	1,014	(43)
Consumer loans	19		19		-	40	80	(50)

Total provision for loan losses	395		702		(44)	846	1,579	(46)

Charge-offs:
Commercial loans	(220)		(251)		(12)	(405)	(443)	(9)
Residential loans	(303)		(470)		(36)	(688)	(1,078)	(36)
Consumer loans	(40)		(47)		(15)	(85)	(109)	(22)

Total charge-offs	(563)		(768)		(27)	(1,178)	(1,630)	(28)

Recoveries:
Commercial loans	41		29		41	70	52	35
Residential loans	6		5		20	11	10	10
Consumer loans	11		12		(8)	21	25	(16)

Total recoveries	58		46		26	102	87	17

Net charge-offs	(505)		(722)		(30)	(1,076)	(1,543)	(30)

Balance - end of period	$2,795		$3,216		(13)	$2,795	$3,216	(13)%

Components:
ALLL	$2,744		$3,156		(13)
Unfunded commitments reserve[1]	51		60		(15)

Allowance for credit losses	$2,795		$3,216		(13)

Average loans	$114,920		$113,016		2	$115,040	$113,721	1%
Period-end loans outstanding	114,913		112,925		2

Ratios:
Allowance to period-end loans[2,3]	2.40%		2.81%		(15)
Allowance to NPLs[2,4]	76.57		67.64		13
Allowance to net charge-offs (annualized)[2]	1.35	x	1.09	x	24
Net charge-offs to average loans (annualized)	1.76%		2.57%		(32)	1.89%	2.74%	(31)%
Provision for loan losses to average loans (annualized)	1.38		2.49		(45)	1.48	2.80	(47)
Recoveries to total charge-offs	10.3		6.0		72	8.7	5.3	64

1The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

2This ratio is calculated using the ALLL.

3$449 million and $422 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.

4$26 million and $33 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.

Charge-offs

Net charge-offs for the three months ended June 30, 2011 declined by $217 million, or 30%, versus the three months ended June 30, 2010. For the six months ended June 30, 2011, net charge-offs declined by $467 million, or 30%, versus the six months ended June 30, 2010. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable for residential loans. As a percentage of average loans, annualized net charge-offs were 1.76% and 2.57% during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, annualized net charge-offs as a percentage of average loans were 1.89% and 2.74%, respectively. The improvements in these figures were the result of improved asset quality. We currently expect net charge-offs to trend down over time, however, we believe third quarter net charge-offs will approximate second quarter net charge-offs.

Provision for Loan Losses

For the three months ended June 30, 2011, the provision for loan losses decreased by $307 million, or 44%, versus the three months ended June 30, 2010. For the six months ended June 30, 2011, the provision for loan losses decreased by $733 million, or 46%, versus the six months ended June 30, 2010. The decrease in the provision for loan losses was attributable to significantly lower net charge-offs and the decline in the ALLL resulting from improved credit quality.

ALLL and Reserve for Unfunded Commitments

The allocation of our ALLL by loan segment is shown in the tables below:

Allowance for Loan Losses by Loan Segment				Table 8

	June 30, 2011			December 31, 2010
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$1,200	44%	47%	$1,303	44%	46%
Residential loans	1,395	51	39	1,498	50	40
Consumer loans	149	5	14	173	6	14

Total	$2,744	100%	100%	$2,974	100%	100%

The ALLL decreased by $230 million, or 8%, during the six months ended June 30, 2011, with commercial, residential, and consumer loans-related ALLL decreasing $103 million, $103 million, and $24 million, respectively. The decrease in ALLL was commensurate with the improved credit quality of each segment, including a reduction in higher-risk balances, lower emerging risks in the portfolio, as evidenced by the lower delinquency rates, and the recognition of current year net charge-offs absorbing existing risk. Our risk profile continues to improve, such that higher-risk loans comprised only 10% of our entire loan portfolio and lower-risk government guaranteed loans represented 8% of the portfolio as of June 30, 2011. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality and overall economic conditions. As of June 30, 2011, the allowance to period-end loans ratio was 2.40%, down 18 basis points from December 31, 2010, consistent with our continued de-risking of our loan portfolio during the period. The ratio of the ALLL to total NPLs improved to 76.57% as of June 30, 2011 from 72.86% as of December 31, 2010. The increase in this ratio was primarily attributable to the $500 million decrease in NPLs partially offset by the decline in ALLL.

The reserve for unfunded commitments was $51 million as of June 30, 2011, a decrease of $7 million, or 12%, versus a reserve of $58 million at December 31, 2010. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate borrowers.

Nonperforming Assets

Nonperforming Assets	Table 9

(Dollars in millions)	June 30, 2011	December 31, 2010	% Change
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial[1]	$537	$584	(8)%
Commercial real estate	399	342	17
Commercial construction	627	961	(35)

Total commercial NPLs	1,563	1,887	(17)
Residential loans
Residential mortgages - nonguaranteed[2]	1,412	1,543	(8)
Home equity products	335	355	(6)
Residential construction	266	290	(8)

Total residential NPLs	2,013	2,188	(8)
Consumer loans
Other direct	9	10	(10)
Indirect	25	25	-

Total consumer NPLs	34	35	(3)

Total nonaccrual/NPLs	3,610	4,110	(12)
OREO[3]	483	596	(19)
Other repossessed assets	11	52	(79)

Total nonperforming assets	$4,104	$4,758	(14)%

Accruing loans past due 90 days or more	$1,636	$1,565	5%
TDRs:
Accruing restructured loans	2,719	2,613	4
Nonaccruing restructured loans[4]	923	1,005	(8)
Ratios:
NPLs to total loans	3.14%	3.54%
Nonperforming assets to total loans plus
OREO and other repossessed assets	3.56	4.08

[1]Includes $4 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

[2] Includes $23 million and $24 million of loans carried at fair value at June 30, 2011 and December 31, 2010, respectively.

[3] Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $175 million and $195 million at June 30, 2011 and December 31, 2010, respectively.

[4] Nonaccruing restructured loans are included in total nonaccrual/NPLs.

Nonperforming assets decreased by $654 million, or 14%, during the six months ended June 30, 2011. The decrease was primarily attributable to a $500 million reduction in NPLs as a result of our problem loan resolution efforts. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the U.S. housing market correction. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may impact the resolution of real estate related loans within the nonperforming assets portfolio. Nonetheless, we expect that we will see continued declines in NPLs throughout the rest of the year.

Nonperforming Loans

Nonperforming commercial loans decreased by $324 million, or 17%, during the six months ended June 30, 2011, as a $334 million decrease in commercial construction NPLs and a $47 million decrease in commercial and industrial NPLs was partially offset by a $57 million increase in commercial real estate NPLs related to a small number of large commercial real estate borrowers. We continue to expect some variability in inflows of commercial real estate NPLs as a result of the ongoing commercial real estate correction cycle.

Nonperforming residential loans decreased by $175 million, or 8%, during the six months ended June 30, 2011, primarily as a result of a $131 million decrease in nonguaranteed residential mortgage NPLs. The $131 million decrease was partially attributable to the reclassification of certain nonperforming residential mortgages as held for sale to reflect our intention to sell these mortgages. We recorded an incremental charge-off of $10 million in the first quarter in connection with the decision to transfer and sell these mortgages. Approximately $34 million of these reclassified NPLs were sold during the quarter; the remaining $13 million were transferred back to LHFI as they were no longer deemed marketable for sale. The remaining decrease was attributable to lower inflows of NPLs and net charge-offs.

Nonperforming consumer loans decreased by $1 million, or 3%, during the six months ended June 30, 2011, primarily as a result of a $1 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the year, largely offset by the migration of delinquent consumer loans to nonaccrual status.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. We recognized $10 million and $11 million of cash basis interest income for the three months ended June 30, 2011 and 2010, respectively, and $18 million and $22 million for the six months ended June 30, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $65 million and $89 million for the three months ended June 30, 2011 and 2010, respectively, and $136 million and $185 million for the six months ended June 30, 2011 and 2010, respectively, would have been recorded.

Other Nonperforming Assets

OREO decreased by $113 million, or 19%, during the six months ended June 30, 2011. The decline consisted of a $130 million decrease in residential homes and an $18 million decrease in residential construction related properties, partially offset by a $35 million increase in commercial properties. During the six months ended June 30, 2011 and 2010, sales of OREO resulted in proceeds of $351 million and $344 million, respectively, and net losses on sales of OREO of $1 million and net gains of $5 million, respectively, inclusive of the valuation reserve attributed to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income/(Loss). Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 37% and 41%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.

Other repossessed assets decreased by $41 million, or 79%, during the six months ended June 30, 2011. The decrease was largely attributable to the sale of repossessed assets during the year.

Accruing loans past due ninety days or more increased by $71 million, or 5%, during the six months ended June 30, 2011. The majority of our past due accruing loans are residential mortgages or student loans that are fully guaranteed by a federal agency. At June 30, 2011 and December 31, 2010, $69 million and $84 million, respectively, of past due accruing loans were not guaranteed.

At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. We have taken steps to improve upon our processes as a result of our review. In addition, the Federal Reserve recently conducted a horizontal review of the nation’s largest mortgage loan servicers, including SunTrust. Following this review, SunTrust and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and have filed a copy of it as an Exhibit to this Form 10-Q. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. We have already begun implementing the requirements prescribed by the Consent Order. However, this may result in additional delays in the foreclosure process at a time when foreclosure upon residential real estate collateral in certain states, primarily Florida, is already elevated. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral. We expect that our costs will increase in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. This may result in higher noninterest expense, including higher servicing costs and legal expenses, in our Mortgage line of business. In addition, process enhancements could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales temporarily may increase, and this may result in an increase in nonperforming assets and servicing advances, and may impact the collectability of such advances and the value of our MSR asset. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could increase the costs associated with our mortgage operations. Nevertheless, we believe these additional costs will not have a material effect on our financial position, results of operations, or EPS.

Restructured Loans

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing review that is programmatic in nature. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extension in terms. For commercial loans, the primary restructuring method is the extensions of terms. Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, it is probable that the loan will likely continue to be reported as TDR for the remaining life of the loan, or foreclosed and sold. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. At June 30, 2011, specific reserves included in the ALLL for residential TDRs were $397 million.

The following table displays our residential real estate TDR portfolio, which includes both guaranteed and nonguaranteed loans, by modification type and payment status at June 30, 2011. The table excludes loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified. Such loans totaled less than $100 million at June 30, 2011.

Selected Residential TDR Data	Table 10

	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$364	$41	$405	$18	$57	$75
Rate reduction and term extension	1,772	310	2,082	64	439	503
Other[2]	49	17	66	4	29	33

Total	$2,185	$368	$2,553	$86	$525	$611

1TDRs considered delinquent for purposes of this table were those at least thirty days past due.

2Primarily consists of extensions and deficiency notes.

At June 30, 2011, our total TDR portfolio was $3.6 billion and was composed of $3.2 billion, or 87%, of residential loans (predominately first and second lien residential mortgages and home equity lines of credit), $466 million, or 13%, of commercial loans (predominately income-producing properties), and $13 million, or less than 1%, of direct consumer loans.

Accruing TDRs increased by $106 million, or 4%, during the six months ended June 30, 2011. The increase in accruing TDRs was attributable to a general increase in the number of loan modifications during the year. Nonaccruing TDRs decreased by $82 million, or 8%, during the six months ended June 30, 2011, reflecting net charge-offs during the year. The size of our TDR portfolio increased by less than $100 million upon adopting the new TDR accounting guidance as of July 1, 2011. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-Q for additional information.

Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $28 million and $24 million for the three months ended June 30, 2011 and 2010, respectively, and $55 million and $44 million for the six months ended June 30, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $39 million and $35 million for the three months ended June 30, 2011 and 2010, respectively, and $76 million and $65 million for the six months ended June 30, 2011 and 2010, respectively, would have been recorded.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities	Table 11

(Dollars in millions)	June 30, 2011	December 31, 2010
Trading Assets
U.S. Treasury securities	$127	$187
Federal agency securities	504	361
U.S. states and political subdivisions	42	123
MBS - agency	271	301
MBS - private	2	15
CDO securities	44	55
ABS	37	59
Corporate and other debt securities	806	743
CP	129	14
Equity securities	91	221
Derivative contracts	2,952	2,743
Trading loans	1,581	1,353

Total trading assets	$6,586	$6,175

Trading Liabilities
U.S. Treasury securities	$509	$439
Federal agency securities	1	-
Corporate and other debt securities	359	398
Equity securities	14	-
Derivative contracts	2,143	1,841

Total trading liabilities	$3,026	$2,678

Trading Assets and Liabilities

Trading assets increased $411 million, or 7%, since December 31, 2010. This increase was primarily driven by an increase in federal agency securities, CP, derivative contracts and trading loans due to normal business activity. The increase was offset by a net decrease in equity securities due primarily to issuer redemptions of ARS municipal fund preferred shares.

Certain illiquid securities were purchased during the fourth quarter of 2007 from affiliates, which included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alternative A-paper and subprime collateral, CDOs, and commercial loans, as well as senior interests retained from SunTrust-sponsored securitizations. During the first quarter of 2011, we recognized approximately $17 million in net market valuation gains related to these securities and received approximately $77 million in cash from sales and paydowns related to these securities, thereby eliminating our exposure to these distressed assets.

The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009 as a result of the FINRA investigation. See additional discussion related to FINRA’s ARS investigation in Note 14, “Contingencies.” The fair value of these ARS recorded in trading assets declined to $54 million as of June 30, 2011 compared to $147 million as of December 31, 2010. The reduction was due primarily to issuer redemptions of preferred equity ARS, offset slightly by a gain in fair value of the ARS. The majority of these remaining ARS securities are CDOs collateralized by trust preferred bank debt.

Trading liabilities increased $348 million, or 13%, since December 31, 2010 due primarily to an increase in derivative contracts as a result of normal business activity.

Securities Available for Sale	Table 12

	As of June 30, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$730	$4	$8	$726
Federal agency securities	2,519	48	1	2,566
U.S. states and political subdivisions	499	19	2	516
MBS - agency	18,797	536	2	19,331
MBS - private	335	1	25	311
CDO securities	337	-	-	337
ABS	615	14	4	625
Corporate and other debt securities	54	3	1	56
Coke common stock	-	2,019	-	2,019
Other equity securities[1]	728	1	-	729

Total securities AFS	$24,614	$2,645	$43	$27,216

1At June 30, 2011, other equity securities included $205 million in FHLB of Atlanta stock (par value), $391 million in Federal Reserve Bank stock (par value), and $132 million in mutual fund investments (par value).

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

Securities Available for Sale

The securities AFS portfolio is managed as part of our overall asset and liability management process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $27.2 billion as of June 30, 2011, an increase of $321 million, or 1%, versus December 31, 2010. Changes in the size and composition of the portfolio during the six months reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. These changes included reducing the size of the U.S. Treasury securities portfolio by $4.8 billion, from which the proceeds were partly used to repurchase our Series C and Series D Fixed Rate Cumulative Preferred Stock that we issued to the U.S. Treasury under the TARP’s CPP. The proceeds were also used to increase agency MBS and federal agency securities. During the six months ended June 30, 2011, we recorded $96 million in net realized gains primarily from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared to net realized gains of $58 million during the same period in 2010. For additional information on composition and valuation assumptions related to securities AFS, see the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

At June 30, 2011, the carrying value of securities AFS reflected $2.6 billion in net unrealized gains, comprised of a $2.0 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $583 million net unrealized gain on the remainder of the portfolio. At December 31, 2010, the carrying value of securities AFS reflected $2.4 billion in net unrealized gains, which were comprised of a $2.0 billion unrealized gain from our remaining 30 million shares of Coke common stock and a $438 million net unrealized gain on the remainder of the portfolio. We entered into two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares. Under The Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle The Agreements for no less than $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to $66.02 per share and $65.72 per share, under each of the respective variable forward agreements. Additional details related to these forward agreements can be found in Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

For the three months ended June 30, 2011, the average yield on a FTE basis for the securities AFS portfolio increased to 3.40% compared to 3.19% for the three months ended June 30, 2010. For the six months ended June 30, 2011, the average yield on a FTE basis for the securities AFS portfolio increased to 3.29% compared to 3.21% for the six months ended June 30, 2010. The yield increases were largely due to reduced holdings of lower yielding U.S. Treasury securities and increased holdings of higher yielding agency MBS securities over the last six months.

The portfolio’s effective duration decreased to 3.0% as of June 30, 2011 from 3.3% as of December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.0% suggests an expected price change of 3.0% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong at June 30, 2011 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.

We expect the size of our securities portfolio to remain relatively stable in the near term. Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we may eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

BORROWINGS

Short-Term Borrowings	Table 13

	As of June 30, 2011		Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(Dollars in millions)	Balance	Rate			Maximum Outstanding at any Month-End			Maximum Outstanding at any Month-End
			Daily Average			Daily Average
			Balance	Rate		Balance	Rate
Fed funds purchased¹	$939	0.12%	$1,001	0.12%	$990	$1,057	0.15%	$1,169
Securities sold under agreement to repurchase¹	2,253	0.14	2,264	0.14	2,253	2,283	0.15	2,411
CP issued	35	1.00	149	1.20	196	159	1.10	196
Other short-term borrowings[2]	2,756	0.34	2,785	0.34	2,909	2,688	0.35	2,909

Total short-term borrowings	$5,983		$6,199			$6,187

	As of June 30, 2010		Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
					Maximum Outstanding at any Month-End			Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Daily Average			Daily Average
			Balance	Rate		Balance	Rate
Fed funds purchased¹	$1,260	0.18%	$1,224	0.18%	$1,370	$1,319	0.18%	$3,163
Securities sold under agreement to repurchase¹	2,477	0.16	2,632	0.14	2,673	2,308	0.12	2,794
CP issued	180	0.50	246	0.63	223	615	0.37	1,009
Other short-term borrowings[2]	2,337	0.38	2,291	0.46	2,422	2,079	0.49	2,422

Total short-term borrowings	$6,254		$6,393			$6,321

[1]Fed funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

[2]Other short-term borrowings includes master notes, dealer collateral held by the Company, U.S. Treasury demand notes, and other short-term borrowed funds.

Our period-end short-term borrowings decreased $271 million, or 4%, from June 30, 2010. The decrease was primarily attributable to a reduction in Fed funds purchased of $321 million and a $145 million decline in CP outstanding, partially offset by an increase in dealer collateral of $205 million.

Average short-term borrowings decreased by $194 million, or 3%, compared to the second quarter of 2010. The decrease was primarily due to average declines in Fed funds purchased and securities sold under agreement to repurchase of $223 million and $368 million, respectively, partially offset by an increase of $494 million in average other short-term borrowings. For the first six months of 2011, average short-term borrowings decreased by $134 million, or 2%, compared to the six months ended June 30, 2010 as a result of declines in average Fed funds purchased and average CP issued of $262 million and $456 million, respectively, were largely offset by a rise in average other short-term borrowings of $609 million. The amount of average CP outstanding declined, in part, due to a downgrade of our short-term debt ratings during 2010.

For the three and six months ended June 30, 2011, and for the three months ended June 30, 2010, our period-end outstanding balances were not materially different from maximum monthly outstanding balances or from the daily averages for any category of short-term borrowings. For the six months ended June 30, 2010, Fed funds purchased was the only category of short-term borrowings with a significant difference between the maximum outstanding balance and the period ended balance, resulting from our temporary increase in borrowings during January 2010, which was part of our ordinary balance sheet management practices.

Long-Term Debt

During the six months ended June 30, 2011, our long-term debt increased by $45 million. The change was primarily due to our issuance of $1.0 billion of five year 3.60% senior notes during the first quarter of 2011, offset by the maturity and redemption of $852 million of our ten year 6.375% subordinated notes and our repurchase of $220 million of fixed rate senior and junior subordinated notes that were due in 2011 and 2036.

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

Both the Company and the Bank are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average assets, a regulatory exposure measure with adjustments similar to those used to calculate Tier 1 capital. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively.

In September 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers, and more stringent definitions of capital and exposure. Basel III would impose a new common equity requirement of 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards. The new rule also proposes the deduction of certain assets in measuring Tier 1 capital. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS. We monitor our capital structure as to compliance with current regulatory and prescribed operating levels and take into account these new regulations as they are published and become applicable to us in our capital planning.

Capital Ratios	Table 14

(Dollars in millions)	June 30, 2011	December 31, 2010
Tier 1 capital	$14,446	$18,156
Total capital	18,230	21,967
Risk-weighted assets	130,077	132,819

Tier 1 capital	14,446	18,156
Less:
Qualifying trust preferred securities	2,151	2,350
Preferred stock	172	4,942
Allowable minority interest	129	127

Tier 1 common equity	$11,994	$10,737

Risk-based ratios:
Tier 1 common equity	9.22%	8.08%
Tier 1 capital	11.11	13.67
Total capital	14.01	16.54
Tier 1 leverage ratio	8.92	10.94
Total shareholders’ equity to assets	11.42	13.38

In March 2011, the Federal Reserve completed its CCAR to evaluate capital plans of the nineteen largest U.S. bank holding companies. As a result of the CCAR, some of the bank holding companies increased or restarted dividends payments, common stock repurchases, or repaid U.S. government capital borrowed under the CPP. Upon completion of their review, the Federal Reserve did not object to our capital plan submitted as part of the CCAR in December 2010. As such, during March 2011, we initiated and completed certain elements of our capital plan, including public offerings of $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D preferred stock, we incurred a one-time, non-cash charge to net income available to common shareholders of $74 million during the first quarter of 2011 related to accelerating the outstanding discount accretion on the Series C and D preferred stock.

As a result of the common stock offering our common equity was enhanced, increasing by $1.0 billion, net of issuance costs, adding approximately 35 million new common shares to our total outstanding common shares. Conversely, during the six months ended June 30, 2011, total Shareholders’ Equity decreased by $3.5 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D preferred stock offset by the issuance of the new common shares.

While our total equity decreased, our capital levels remain strong. Tier 1 common equity, Tier 1 capital, and Total capital ratios were 9.22%, 11.11%, and 14.01%, respectively, at June 30, 2011 compared to 8.08%, 13.67%, and 16.54%, respectively, at December 31, 2010. At December 31, 2010, our Tier 1 Capital ratio excluding preferred stock issued to the U.S. Treasury was 10.08%. The increase in Tier 1 common equity was the result of the issuance of common equity. The decline in Tier 1 capital and Total capital ratios was due to the reduction in total equity as a result of the repurchase of the preferred shares issued to the U.S. Treasury. Overall, we remain well above the requirements to be considered “well capitalized” according to the current U.S. regulatory standards, and our capital ratios exceed the proposed guidelines recently published by the Basel Committee under Basel III and endorsed by U.S. regulatory agencies.

We declared and paid common dividends totaling $6 million during the three months ended June 30, 2011, or $0.01 per common share, compared to $5 million, or $0.01 per common share, during the same period in 2010. During the six months ended June 30, 2011, we declared and paid common dividends totaling $11 million, or $0.02 per common share, compared to $10 million, or $0.02 per common share during the same period in 2010. In addition, we declared dividends payable during the three and six months ended June 30, 2011 and June 30, 2010 of $2 million and $4 million, respectively, on our Series A preferred stock. Further, during the three and six month periods ended June 30, 2011 and 2010, we declared dividends payable of $0 million and $60 million, and $60 million and $120 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock.

We remain subject to certain restrictions on our ability to increase our dividend. However, with the repurchase of the preferred stock issued to the U.S. Treasury as part of the CPP, we can return capital to our shareholders in the form of an increased common dividend, and on August 9, 2011, our Board approved an increase in the quarterly dividend to $0.05 per share, payable on September 15, 2011, to shareholders of record at the close of business on September 1, 2011. See Part II, Item 1A, “Risk Factors,” in this Form 10-Q for additional information on our dividend. In addition, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at June 30, 2011.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to our Enterprise Risk Management as described in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed below.

Credit Risk Management

There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet, which includes all loans (including variable rate loans) and any associated hedges. We are also exposed to market risk in our trading activities, investment portfolio, Coke common stock, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. The ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.

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

	December 31, 2010	December 31, 2010
	Economic Perspective
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	June 30, 2011	December 31, 2010
Rate Change
+100	(0.6%)	0.2%
-100	(1.2%)	(0.9%)

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

	Financial Reporting Perspective
	Estimated % Change in Net Interest Income
	Over 12 Months
(Basis points)	June 30, 2011	December 31, 2010
Rate Change
+100	(0.3%)	0.5%
-100	(1.3%)	(1.0%)

The difference from December 31, 2010 to June 30, 2011 seen above in both the economic and financial reporting perspectives related to the +100 and -100 basis point shock scenarios is primarily due to an increase in liability sensitivity from projected fixed rate loan and investment security growth, funded with short-term borrowings and customer deposits.

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

As of June 30, 2011, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates.

	Estimated % Change in MVE
(Basis points)	June 30, 2011	December 31, 2010
Rate Change
+100	(3.1%)	(3.4%)
-100	(0.2%)	1.1%

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

Trading Activities

Under established policies and procedures, we manage market risk associated with trading, capital markets and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR for the three and six months ended June 30, 2011 and 2010. The following table displays high, low, and average VAR for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010
Average VAR	$5	$9	$5	$10
High VAR	$6	$11	$7	$13
Low VAR	$4	$7	$4	$7

Average VAR during the three and six months ended June 30, 2011 was lower compared to the three and six months ended June 30, 2010 primarily due to sales, paydowns, and maturities of illiquid trading assets. This is a result of continuing to manage down illiquid asset holdings where possible, as they are not part of our core business activities. Trading assets, net of trading liabilities, averaged $3.6 billion and $3.3 billion for the three months ended June 30, 2011 and 2010, respectively, and $3.6 billion and $3.0 billion for the six months ended June 30, 2011 and 2010. The increase in average trading balances is primarily a result of an increase in the TRS portfolio and growth in fixed income trading partially offset by reductions in illiquid asset holdings. Trading assets, net of trading liabilities, were $3.6 billion and $3.5 billion at June 30, 2011 and 2010, respectively.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt, and capital. We primarily monitor and manage liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity.

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a source of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of June 30, 2011, the Bank’s AFS investment portfolio contained $24.6 billion of securities, of which approximately 90% consisted of agency MBS, agency debt, and U.S. Treasury securities.

We manage the Parent Company to maintain most of its liquid assets in cash. Unlike the Bank, it is not typical for the Parent Company to maintain a liquid securities portfolio, although the Parent Company invested approximately $5 billion of cash in a portfolio of U.S. Treasury securities during 2010 and the first quarter of 2011 prior to retiring its TARP preferred securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital related) for an extended period of months in accordance with Company risk limits.

We assess liquidity needs in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The table below presents period-end and average balances from these four sources as of and for the six months ended June 30, 2011 and 2010, which we believe exceeds any contingent liquidity needs.

Contingent Liquidity Sources	Table 15

	June 30, 2011		June 30, 2010
(Dollars in billions)	As of	Average for the Six Months Ended ¹	As of	Average for the Six Months Ended ¹
Excess reserves	$3.1	$3.0	$1.5	$2.6
Free and liquid investment portfolio securities	18.3	17.8	18.3	17.1
FHLB borrowing capacity	12.5	12.9	8.9	7.7
Discount window borrowing capacity	14.5	13.3	11.6	11.7

Total	$48.4	$47.0	$40.3	$39.1

1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of June 30, 2011, Moody’s, Standard & Poor’s, and DBRS all maintained a “Stable” outlook on our credit ratings, while Fitch maintained a “Positive” outlook, citing improved credit and earnings trends. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” and “Positive” credit rating outlooks.

Debt Credit Ratings and Outlook

As of June 30, 2011

	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A

Outlook	Stable	Stable	Positive	Stable

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of June 30, 2011, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During the six months ended June 30, 2011, pursuant to a capital plan submitted to the Federal Reserve, we repurchased high-cost Tier 1 capital securities, including $4.9 billion of our Series C and Series D Fixed Rate Cumulative Preferred stock issued to the U.S. Treasury under the TARP’s CPP. Despite these transactions, the Parent Company retains a material cash position, in accordance with Company policies and risk limits discussed in greater detail below.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $121.7 billion as of June 30, 2011, up from $120.0 billion as of December 31, 2010.

We also maintain access to a diversified collection of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding totaled $22.7 billion as of June 30, 2011, down slightly from $22.9 billion as of December 31, 2010. In total, the Bank and Parent Company have approximately $3.2 billion of wholesale funding maturing during the second half of 2011. Approximately $852 million of wholesale debt matured during the six months ended June 30, 2011 and was redeemed at par. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $6.8 billion as of June 30, 2011, down from $7.1 billion as of December 31, 2010.

We also have access to wholesale liquidity via the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized outstanding issuance of up to $5.0 billion of such securities, of which approximately $3.0 billion of issuance capacity remains available. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of June 30, 2011, the Bank had capacity to issue $33.7 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board, and does not refer to a commitment to purchase by any investor.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Through the second quarter of 2011, we had no Parent Company debt that matured, and none is scheduled to mature during the remainder of 2011. Approximately $1.0 billion of Parent Company debt is scheduled to mature in 2012. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

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

Other Liquidity Considerations. As detailed in Table 16, we had an aggregate potential obligation of $60.8 billion to our clients in unused lines of credit at June 30, 2011. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $5.5 billion in letters of credit as of June 30, 2011, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $3.4 billion of these letters as of June 30, 2011 supported variable rate demand obligations.

Unfunded Lending Commitments	Table 16

(Dollars in millions)	June 30, 2011	December 31, 2010
Unused lines of credit
Commercial	$34,533	$34,363
Mortgage commitments [1]	7,230	9,159
Home equity lines	13,245	13,557
Commercial real estate	1,415	1,579
CP conduit	895	1,091
Credit card	3,514	3,561

Total unused lines of credit	$60,832	$63,310

Letters of credit
Financial standby	$5,353	$6,263
Performance standby	88	108
Commercial	60	68

Total letters of credit	$5,501	$6,439

[1]Includes $2.8 billion and $4.2 billion in IRLCs accounted for as derivatives as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, our cumulative UTBs amounted to $99 million. The gross liability for interest related to UTBs was $20 million as of June 30, 2011. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Other Market Risk

Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

MSRs, which are carried at fair value, totaled $1.4 billion as of June 30, 2011 and December 31, 2010, and are managed within established risk limits and are monitored as part of various governance processes. For the three and six months ended June 30, 2011, we originated MSRs with fair values at the time of origination of $47 million and $136 million, respectively. For the three and six months ended June 30, 2010, we originated MSRs with fair values at the time of origination of $67 million and $134 million, respectively. We recorded decreases of $162 million and $145 million in the fair value of our MSRs for the three and six months ended June 30, 2011, respectively. We recorded decreases of $411 million and $520 million in the fair value of our MSRs for the three and six months ended June 30, 2010, respectively. Increases or decrease in fair value include the decay resulting from the realization of expected monthly net servicing cash flows.

For the three and six months ended June 30, 2011, we recorded losses related to MSRs of $29 million and $54 million (including decay of $41 million and $94 million), respectively, inclusive of the mark to market adjustments on the related hedges. For the three and six months ended June 30, 2010, we recorded losses related to MSRs of $19 million and $52 million (including decay of $54 million and $118 million), respectively, inclusive of the mark to market adjustments on the related hedges. We continue to evaluate the impact that the Consent Order may have, and we currently do not expect the impact to be material unless third party price indications reflect lower market valuations.

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except as noted within the “Long-Term Debt” section of this MD&A, there have been no significant changes in our Contractual Commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

BUSINESS SEGMENTS

The following table for our reportable business segments compares net income/(loss) for the three and six months ended June 30, 2011 to the same periods in 2010:

Net Income/(Loss) by Segment	Table 17

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010
Retail Banking	$39	$39	$68	$37
Diversified Commercial Banking	56	40	122	85
CRE	(82)	(86)	(159)	(127)
CIB	103	67	196	104
Mortgage	(147)	(228)	(312)	(541)
W&IM	37	36	75	62
Corporate Other and Treasury	124	134	269	248
Reconciling Items	48	10	99	(17)

The following table for our reportable business segments compares average loans and average deposits for the three and six month periods ended June 30, 2011 to the same periods in 2010:

Average Loans and Deposits by Segment	Table 18

	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2011	2010	2011	2010
Retail Banking	$35,021	$32,740	$77,372	$75,502
Diversified Commercial Banking	22,649	22,457	18,955	18,162
CRE	7,354	10,185	1,520	1,609
CIB	13,338	10,762	8,241	6,663
Mortgage	28,822	28,662	2,695	2,749
W&IM	7,522	8,072	12,148	11,070
Corporate Other and Treasury	253	200	1,000	802

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
	2011	2010	2011	2010
Retail Banking	$35,176	$32,689	$76,640	$74,681
Diversified Commercial Banking	22,585	22,596	19,064	18,731
CRE	7,654	10,501	1,475	1,679
CIB	12,783	10,871	8,110	6,334
Mortgage	29,067	28,773	2,838	2,597
W&IM	7,567	8,070	12,227	11,052
Corporate Other and Treasury	245	257	986	809

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for additional discussion of our segment structure, basis of presentation and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Six Months Ended June 30, 2011 vs. 2010

Retail Banking

Retail Banking reported net income of $68 million for the six months ended June 30, 2011, an increase of $31 million, or 84%, compared to the same period in 2010. The increase in net income was primarily due to lower provision for credit losses and higher net interest income that was partially offset by lower noninterest income and higher noninterest expense.

Net interest income was $1.3 billion, an increase of $19 million, or 2%, from the same period in 2010. The increase was driven by the benefits derived from higher average loan balances and spreads and higher average deposit balances partially offset by the impact of lower deposit spreads. Average loan balances increased $2.5 billion, or 8%. Indirect installment loans increased $2.7 billion, driven by organic indirect auto production and by the acquisition of $1.7 billion of consumer auto loans in the third and fourth quarters of 2010. Additional growth was the result of the purchase of $1.5 billion of guaranteed student loans during the past twelve months. Partially offsetting those increases were decreases in home equity lines, residential mortgages, and business banking loans. Loan-related net interest income increased $44 million, or 10%, compared to the prior year driven by increased loan volume and higher loan spreads. Average deposit balances increased $2.0 billion, or 3%. Favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $3.5 billion, or 16%, decline in average time deposits. Deposit-related net interest income decreased $33 million, or 4%, as the value of deposits fell in the current interest rate environment.

Provision for credit losses was $413 million, a decrease of $122 million, or 23%, over the same period in 2010 primarily driven by declines of $54 million in home equity line, $21 million in commercial, $20 million in credit card, and $18 million in residential mortgage loan net charge-offs.

Total noninterest income was $544 million, a decrease of $34 million, or 6%, compared to the same period in 2010. Service charges on deposits decreased $66 million, or 21%, driven by lower NSF/overdraft fees resulting from Regulation E changes. Those decreases were partially offset by higher interchange and ATM card fees, which increased a combined $29 million, or 13%, primarily due to increased transaction volume and households.

Total noninterest expense was $1.3 billion, up $56 million, or 5%, compared to the same period in 2010. The increase was primarily driven by increases in other real estate, marketing and advertising, and shared corporate expenses primarily in technology and operational areas.

Diversified Commercial Banking

Diversified Commercial Banking reported net income of $122 million for the six months ended June 30, 2011, an increase of $37 million, or 44%, compared to the same period in 2010. The increase in net income was attributable to a decrease in provision for credit losses and an increase in total revenue.

Net interest income was $344 million, a $28 million, or 9%, increase from the same period in 2010. Average loan balances were relatively flat to prior year. However, the mix of the portfolio changed as an increase in commercial loans was offset by decreases in leasing and commercial real estate loans. Loan-related net interest income increased $26 million, or 13%, compared to the same period in 2010 due to increased loan spreads. Average deposit balances increased $333 million, or 2%, from the same period in 2010. Favorable trends in deposit mix continued as higher cost time deposits declined $534 million, or 40%, while lower cost commercial demand deposits increased $1.2 billion, or 19%. NOW and money market combined average balances decreased $351 million, or 3%. Deposit-related net interest income decreased $3 million, or 2%, due to a modest decrease in overall deposit spreads.

Provision for credit losses was $38 million, a decrease of $26 million, or 41%, from the prior year. The decrease was primarily driven by lower net charge-offs in commercial real estate loans, commercial loans, leasing and consumer mortgages partly offset by higher net charge-offs in tax-exempt loans.

Total noninterest income was $122 million, an increase of $13 million, or 12%, from the prior year driven primarily by leasing revenue.

Total noninterest expense was $235 million, up $7 million, or 3%, from the prior year as lower credit-related expenses were offset with higher overhead and staff expenses.

Commercial Real Estate

CRE reported a net loss of $159 million for the six months ended June 30, 2011, compared to a net loss of $127 million for the same period in 2010. The increase in net loss was primarily due to higher provision for credit losses.

Net interest income was $72 million, a $13 million, or 15%, decline from the same period in 2010. Average loan balances declined $2.8 billion, or 27%, largely resulting from a $2.4 billion decrease in commercial real estate loans. Loan-related net interest income decreased $15 million, or 19%, as the decrease in average balances more than offset higher loan spreads. Average deposit balances declined $204 million, or 12%, driven by a $150 million decrease in money market accounts and a $43 million decrease in demand deposits. Deposit-related net interest income declined from prior year by $4 million, or 17%, primarily attributable to decreased average balances and lower deposit spreads.

Provision for credit losses was $219 million, an increase of $31 million, or 16%, over the same period in 2010. The increase was predominantly driven by higher net charge-offs of residential construction and development and commercial real estate loans.

Total noninterest income was $48 million, an increase of $8 million, or 20%, from the same period in 2010. The increase was primarily due to sales and mark-to-market gains related to loans carried at fair value and higher income related to Affordable Housing.

Total noninterest expense was $217 million, an increase of $14 million, or 7%, over the same period in 2010. The increase was primarily driven by higher other real estate expenses.

Corporate and Investment Banking

CIB’s net income for the six months ended June 30, 2011 was $196 million, an increase of $92 million, or 88%, compared to the same period in 2010. The increase was driven by higher total revenues and a decline in provision for credit losses, which were partially offset by an increase in noninterest expense.

Net interest income was $238 million, an increase of $60 million, or 34%, from the prior year. The increase was primarily driven by a $1.9 billion, or 18%, increase in average loan balances. The increase in loan balances was largely the result of a $0.9 billion increase in Three Pillars, our CP conduit, and a $0.3 billion increase in asset based lending loans. Line of credit utilization rates are slightly down versus prior year although offset by term loan growth. The increase in average loan balances, as well as higher loan spreads, resulted in a $49 million, or 44%, increase in loan-related net interest income. Total average customer deposits increased $1.8 billion, or 28%, with growth concentrated in money market accounts, demand deposits, and NOW accounts. Higher deposit volumes mitigated the impact of lower deposits spreads which resulted in increased net interest income of $10 million.

Provision for credit losses was $3 million, as net charge-offs declined $33 million, or 92%, from the prior year. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries.

Total noninterest income was $370 million, an increase of $115 million, or 45%, over the prior year. The increase is primarily due to improved performance in loan syndications, equity underwritings and bond originations, as well as lower loss contingency reserves related to the deterioration of collateral on previously securitized loans and higher merchant banking gains.

Total noninterest expense was $295 million, an increase of $63 million, or 27%, over the prior year. The increase was primarily due to higher staff expense related to increased revenue generation and higher credit-related expenses.

Mortgage

Mortgage reported a net loss of $312 million for the six months ended June 30, 2011, an improvement of $229 million, or 42%, compared to the same period in 2010. The improvement was driven by lower provision for credit losses, lower mortgage repurchase provision, and higher net interest income that was partially offset by reduced mortgage production income due to lower loan volume and higher noninterest expense.

Net interest income was $241 million, up $33 million, or 16%, over the prior year. The increase was primarily due to higher net interest income on loans, which increased $35 million, or 27%, principally due to improved spreads. Total average loans, primarily residential mortgages, were up $294 million, or 1%.

Provision for credit losses was $376 million, a decrease of $315 million, or 46%, from the same period in 2010. The decline was driven by a $241 million decline in residential mortgage loan charge-offs, in addition to a decline in other residential related construction net charge-offs. Net charge-offs in 2011 included charge-offs of $10 million related to $57 million of NPLs transferred to LHFS compared to $51 million in charge-offs in 2010 related to a larger NPL transfer.

Total noninterest income was $156 million, up $31 million, or 25%, compared with the same period in 2010. The increase was principally due to higher production income, which was up $51 million. The improvement was primarily due to lower mortgage repurchase provision, which declined $106 million, or 39%, that was partially offset by reduced income as a result of lower mortgage production. Loan originations were $10.4 billion for the first six months of 2011, compared to $12.6 billion for the same period in the prior year, a 17% decrease. Servicing income of $144 million was down $14 million, or 9%, principally due to lower service fees resulting from a reduction in the total loans serviced. At June 30, 2011, total loans serviced were $162.9 billion compared with $177.8 billion at June 30, 2010, a decline of 8%.

Total noninterest expense was $528 million, an increase of $14 million, or 3%, over the prior year. The increase was due to higher staff expenses.

Wealth and Investment Management

W&IM’s net income for the six months ended June 30, 2011 was $75 million, an increase of $13 million, or 21%, compared to the same period in 2010. The increase in net income was primarily due to higher trust and retail investment income and net interest income partially offset by an increase in noninterest expense.

Net interest income was $204 million, an increase of $17 million, or 9%, over the prior year driven mostly by deposit-related net interest income. Average loan balances declined $503 million, or 6%, with decreases primarily in consumer direct, commercial real estate, and residential mortgages. However, loan-related net interest income increased $2 million, or 3%, as higher loan spreads more than offset the decrease in average loan balances. Average customer deposits increased $1.2 billion, or 11%, as money market accounts increased $1.6 billion, or 44% and average demand deposits increased $311 million, or 16%. Average time deposits decreased $470 million, or 33%, and NOW accounts decreased $202 million, or 5%. Deposit-related net interest income increased $13 million, or 11%, due to the combination of higher average balances and improved deposit spreads driven by deposit mix.

Provision for credit losses was $28 million, a decrease of $1 million, or 3%, over the prior year primarily due to decreased consumer and commercial loan net charge-offs.

Total noninterest income was $423 million, an increase of $41 million, or 11%, over the prior year. Trust income increased $20 million, or 8%, primarily due to higher market valuations on managed equity assets and higher revenue from our RidgeWorth mutual fund complex. Retail Investment income increased $22 million, or 23%, driven by increased recurring brokerage revenue and annuity income.

As of June 30, 2011, assets under management were approximately $104.7 billion compared to $116.1 billion as of June 30, 2010. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. The June 30, 2010 assets under management included approximately $16 billion of money market mutual fund assets that transferred to a third-party during the latter part of 2010. SunTrust’s total assets under advisement were approximately $201.0 billion, which includes $104.7 billion in assets under management, $49.9 billion in non-managed trust assets, $35.8 billion in retail brokerage assets, and $10.6 billion in non-managed corporate trust assets.

Total noninterest expense was $477 million, an increase of $36 million, or 8%, over the prior year. The increase was primarily driven by staff expense due to higher compensation associated with revenue growth, as well as increases in structural expense, other real estate expense, and allocated administrative expenses.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the six months ended June 30, 2011 was $269 million, an increase of $21 million, or 8%, compared to the same period in 2010. The increase was primarily due to increased net interest income and lower losses from the extinguishment of debt.

Net interest income was $277 million, an increase of $38 million, or 16%, compared to the same period in 2010. The increase was mainly due to the interest rate environment and balance sheet risk management strategies. Total average assets decreased $841 million, or 3%, primarily due to a reduction in investment securities. Total average deposits remained consistent with the prior year. Average long-term debt decreased by $3.6 billion, or 22%, compared to last year as we repaid FHLB advances and senior and subordinated bank debt in conjunction with strong consumer and commercial deposit growth.

Total noninterest income was $151 million, a decrease of $17 million, or 10%, compared to the same period in 2010. The decrease was mainly due to less favorable mark-to-market valuations on our public debt carried at fair value partially offset by a $36 million increase in gains of the sale of investment securities.

Total noninterest expense decreased $37 million compared to the same period in 2010. The decrease is mainly due to FHLB debt termination losses in 2010.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report on Form 10-K, and in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Additionally, we delete three existing risk factors. First, we delete the existing risk factors “Recently enacted legislation, legislation enacted in the future, and certain proposed federal programs subject us to increased regulation and may adversely affect us,” and “We have not yet received permission to repay TARP funds,” to reflect the substantial implementation of most expected legislation and regulatory actions, and to reflect our repayment of TARP. We also delete the existing risk factor “SunTrust Bank may be subject to higher deposit insurance assessment” following the publication by the FDIC of its final rule.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SunTrust did not repurchase any shares of its common stock or Series A Preferred Stock Depositary Shares during the six month period ended June 30, 2011.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

(a) On August, 8, 2011, the Registrant’s Board adopted amended and restated bylaws (the “Bylaws”) which are filed as Exhibit 3.2 to this report and which are incorporated by reference herein. The foregoing summary description of the amendments is qualified in its entirety by reference to the Bylaws. The Bylaws include a new Article I, Section 7 which states the common law proposition that the Chairman of the Meeting has the power to rule business out of order. Article I, Section 8 was amended to expand the disclosure requirements applicable to shareholders seeking to bring other business before a meeting of shareholders. This is intended to elicit information that might bear on the shareholder’s independence or motivations and which might be of interest to other shareholders or which might be required to be included in a proxy statement related to the meeting of shareholders. The bylaw as amended also clarifies that the person proposing business must be a record shareholder both at the time of providing notice and at the time of the meeting. The amended bylaw makes clear that notice may not be provided earlier than 150 days before the anniversary of the date on which SunTrust first mailed its proxy materials for the preceding year’s meeting; previously the bylaw required only that notice be provided more than 120 days before, but did not limit how early notice could be provided. Article II, Section 2 was updated to reflect the fact that all directors are elected annually and to delete language that was necessary when the Company transitioned from a board whose directors were elected with staggered, three-year terms to a board whose directors are elected annually for one-year terms. Article II, Section 3 was amended in ways similar to Article I, Section 8 to expand the disclosure requirements applicable to shareholders who make director nominations. This elicits information that might bear on the shareholder’s or nominee’s independence or motivations and which information might be of interest to other shareholders or which might be required to be included in a proxy statement related to the meeting of shareholders. The amended bylaw also requires disclosure of financial relationships between the person making the nomination and any beneficial owner on whose behalf the nomination is made, and their respective affiliates, and more clearly requires the nominee to furnish a customary questionnaire and to provide other information. The amended bylaw also clarifies that the person making the nomination must be a record shareholder both at the time of providing notice and at the time of the meeting. This bylaw also has been amended to make clear that notice may not be provided earlier than 150 days before the anniversary of the date on which SunTrust first mailed its proxy materials for the preceding year’s meeting.

(b) The information in Part II, Item 5(a) is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.

*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011.	(filed herewith)

10.1

Form of Director Restricted Stock Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

*

10.2

Form of Director Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2011.

*

10.3

Form of TSR Performance-Vested Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed April 27, 2011.

*

10.4

Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 4, 2011.

*

10.5	Form of Pro-Rata Nonqualified Stock Option Award Agreement under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 4, 2011.	*

10.6	SunTrust Banks, Inc. 2009 Stock Plan, as amended and approved by the shareholders April 26, 2011, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed March 8, 2011.	*

10.7	SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2011.	(filed herewith)

10.8	SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011.	(filed herewith)

10.9	SunTrust Restoration Plan, amended and restated effective May 31, 2011.	(filed herewith)

10.10	SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of May 31, 2011.	(filed herewith)

10.11	Consent order dated April 13, 2011 by and among the Board of Governors of the Federal Reserve System, SunTrust Banks, Inc.; SunTrust Bank; and SunTrust Mortgage, Inc.	(filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

* incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August, 2011.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)