Form 10-Q
period 2011-09-30
SUNTRUST BANKS INC
filed 2011-11-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
At October 31, 2011, 536,997,314 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

GLOSSARY OF DEFINED TERMS
ABS — Asset-backed securities.
AFS — Available for sale.
ALCO — Asset/Liability Management Committee.
ALM — Asset/Liability Management.
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
Fed funds — Federal funds.
FFIEC — Federal Financial Institutions Examination Council.
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
S&P — Standard and Poor’s.
SBA — Small Business Administration.
SEC — U.S. Securities and Exchange Commission.
SERP — Supplemental Executive Retirement Plan.

ii

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
W&IM — Wealth and Investment Management.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$1,296	$1,330	$3,910	$3,964
Interest and fees on loans held for sale	21	36	71	102
Interest and dividends on securities available for sale:
Taxable interest	175	189	517	532
Tax-exempt interest	5	7	16	25
Dividends[1]	20	19	61	57
Trading account interest	21	23	63	67
Total interest income	1,538	1,604	4,638	4,747
Interest Expense
Interest on deposits	154	214	485	672
Interest on long-term debt	110	138	347	451
Interest on trading liabilities	7	9	22	23
Interest on repurchase agreements	1	2	4	4
Interest on other short-term borrowings	3	3	9	10
Total interest expense	275	366	867	1,160
Net interest income	1,263	1,238	3,771	3,587
Provision for credit losses	347	615	1,186	2,138
Net interest income after provision for credit losses	916	623	2,585	1,449
Noninterest Income
Service charges on deposit accounts	176	184	509	588
Other charges and fees	130	137	386	399
Card fees	104	96	309	277
Trust and investment management income	134	124	404	373
Retail investment services	58	52	175	147
Mortgage production related income	54	133	56	86
Mortgage servicing related income	58	132	202	290
Investment banking income	68	96	231	210
Trading account profits/(losses) and commissions	66	(22)	171	80
Net securities gains[2]	2	69	98	128
Other noninterest income	53	46	157	119
Total noninterest income	903	1,047	2,698	2,697
Noninterest Expense
Employee compensation	642	597	1,898	1,729
Employee benefits	108	112	354	354
Outside processing and software	164	157	484	463
Net occupancy expense	90	92	268	273
Regulatory assessments	80	67	232	197
Other real estate expense	62	78	195	210
Credit and collection services	71	69	182	208
Equipment expense	44	45	132	128
Marketing and customer development	41	43	125	121
Operating losses	72	27	161	57
Amortization of intangible assets	11	13	34	39
Net (gain)/loss on debt extinguishment	(1)	12	(3)	67
Other noninterest expense	176	187	505	516
Total noninterest expense	1,560	1,499	4,567	4,362
Income/(loss) before provision/(benefit) for income taxes	259	171	716	(216)
Provision/(benefit) for income taxes	45	14	136	(230)
Net income including income attributable to noncontrolling interest	214	157	580	14
Net (loss)/income attributable to noncontrolling interest	(1)	4	7	9
Net income	$215	$153	$573	$5
Net income/(loss) available to common shareholders	$211	$84	$424	($201)
Net income/(loss) per average common share
Diluted[3]	$0.39	$0.17	$0.81	($0.41)
Basic	0.40	0.17	0.81	(0.41)
Dividends declared per common share	$0.05	$0.01	$0.07	$0.03
Average common shares - diluted	535,395	498,802	524,888	498,515
Average common shares - basic	531,928	495,501	521,248	495,243

[1]
Includes dividends on common stock of The Coca-Cola Company of $14 million and $42 million during the three and nine months ended September 30, 2011, respectively, and $13 million and $40 million during the three and nine months ended September 30, 2010, respectively.

[2]
Includes credit-related other-than-temporary impairment losses of $2 million for the nine months ended September 30, 2011 and 2010. There were no credit-related other-than-temporary impairment losses for the three months ended September 30, 2011 and 2010.

[3]
For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of
(Dollars in millions and shares in thousands) (Unaudited)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$4,637	$4,296
Interest-bearing deposits in other banks	21	24
Funds sold and securities purchased under agreements to resell	842	1,058
Cash and cash equivalents	5,500	5,378
Trading assets	6,288	6,175
Securities available for sale	27,502	26,895
Loans held for sale[1] (loans at fair value: $1,675 as of September 30, 2011 and $3,168 as of December 31, 2010)	2,243	3,501
Loans[2] (loans at fair value: $452 as of September 30, 2011 and $492 as of December 31, 2010)	117,475	115,975
Allowance for loan and lease losses	(2,600)	(2,974)
Net loans	114,875	113,001
Premises and equipment	1,559	1,620
Goodwill	6,344	6,323
Other intangible assets (MSRs at fair value: $1,033 as of September 30, 2011 and $1,439 as of December 31, 2010)	1,138	1,571
Other real estate owned	509	596
Other assets	6,595	7,814
Total assets	$172,553	$172,874
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$32,447	$27,290
Interest-bearing consumer and commercial deposits	91,486	92,735
Total consumer and commercial deposits	123,933	120,025
Brokered deposits (CDs at fair value: $1,056 as of September 30, 2011 and $1,213 of December 31, 2010)	2,283	2,365
Foreign deposits	35	654
Total deposits	126,251	123,044
Funds purchased	998	951
Securities sold under agreements to repurchase	2,016	2,180
Other short-term borrowings	3,218	2,690
Long-term debt [3] (debt at fair value: $2,016 as of September 30, 2011 and $2,837 as of December 31, 2010)	13,544	13,648
Trading liabilities	1,735	2,678
Other liabilities	4,591	4,553
Total liabilities	152,353	149,744

Preferred stock, no par value	172	4,942
Common stock, $1.00 par value	550	515
Additional paid in capital	9,314	8,403
Retained earnings	8,933	8,542
Treasury stock, at cost, and other	(795)	(888)
Accumulated other comprehensive income, net of tax	2,026	1,616
Total shareholders’ equity	20,200	23,130
Total liabilities and shareholders’ equity	$172,553	$172,874

Common shares outstanding	537,001	500,436
Common shares authorized	750,000	750,000
Preferred shares outstanding	2	50
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	12,919	14,231

[1] Includes loans held for sale, at fair value, of consolidated VIEs	$311	$316
[2] Includes loans of consolidated VIEs	3,161	2,869
[3] Includes debt of consolidated VIEs ($285 and $290 at fair value at September 30, 2011 and December 31, 2010, respectively)	728	764

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net income	—	—	—	—	5	—	—	5
Other comprehensive income:
Change in unrealized gains on securities, net of taxes	—	—	—	—	—	—	472	472
Change in unrealized gains on derivatives, net of taxes	—	—	—	—	—	—	438	438
Change related to employee benefit plans	—	—	—	—	—	—	85	85
Total comprehensive income								1,000
Change in noncontrolling interest	—	—	—	—	—	(2)	—	(2)
Common stock dividends, $0.03 per share	—	—	—	—	(15)	—	—	(15)
Series A preferred stock dividends, $3,044 per share	—	—	—	—	(6)	—	—	(6)
U.S. Treasury preferred stock dividends, $3,750 per share	—	—	—	—	(182)	—	—	(182)
Accretion of discount for preferred stock issued to U.S. Treasury	18	—	—	—	(18)	—	—	—
Stock compensation expense	—	—	—	18	—	—	—	18
Restricted stock activity	—	1	—	(73)	—	43	—	(30)
Amortization of restricted stock compensation	—	—	—	—	—	31	—	31
Issuance of stock for employee benefit plans and other	—	—	—	(23)	3	31	—	11
Fair value election of MSRs	—	—	—	—	89	—	—	89
Adoption of VIE consolidation guidance	—	—	—	—	(7)	—		(7)
Balance, September 30, 2010	$4,935	500	$515	$8,443	$8,432	($952)	$2,065	$23,438
Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	573	—	—	573
Other comprehensive income:
Change in unrealized gains on securities, net of taxes	—	—	—	—	—	—	294	294
Change in unrealized gains on derivatives, net of taxes	—	—	—	—	—	—	129	129
Change related to employee benefit plans	—	—	—	—	—	—	(13)	(13)
Total comprehensive income								983
Change in noncontrolling interest	—	—	—	—	—	(8)	—	(8)
Common stock dividends, $0.07 per share	—	—	—	—	(37)	—	—	(37)
Series A preferred stock dividends, $3,044 per share	—	—	—	—	(5)	—	—	(5)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Purchase of outstanding warrants	—	—	—	(11)	—	—	—	(11)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Stock compensation expense	—	—	—	9	—	—	—	9
Restricted stock activity	—	2	—	(57)	—	49	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	25	—	25
Issuance of stock for employee benefit plans and other	—	—	—	(12)	—	27	—	15
Balance, September 30, 2011	$172	537	$550	$9,314	$8,933	($795)	$2,026	$20,200

[1]	Balance at September 30, 2011 includes ($858) for treasury stock, ($58) for compensation element of restricted stock, and $121 for noncontrolling interest.
Balance at September 30, 2010 includes ($1,014) for treasury stock, ($44) for compensation element of restricted stock, and $106 for noncontrolling interest.
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2011	2010
Cash Flows from Operating Activities:
Net income including income attributable to noncontrolling interest	$580	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	563	600
Origination of mortgage servicing rights	(183)	(198)
Provisions for credit losses and foreclosed property	1,309	2,277
Amortization of restricted stock compensation	25	31
Net (gain)/loss on extinguishment of debt	(3)	67
Net securities gains	(98)	(128)
Net gain on sale of assets	(309)	(440)
Net decrease in loans held for sale	2,146	1,296
Net increase in other assets	(556)	(185)
Net increase in other liabilities	265	513
Net cash provided by operating activities	3,739	3,847
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	3,903	4,040
Proceeds from sales of securities available for sale	11,585	14,102
Purchases of securities available for sale	(15,664)	(19,779)
Proceeds from maturities, calls, and paydowns of trading securities	132	88
Proceeds from sales of trading securities	102	93
Net increase in loans including purchases of loans	(5,018)	(2,662)
Proceeds from sales of loans	499	696
Capital expenditures	(78)	(156)
Contingent consideration and other payments related to acquisitions	(20)	(4)
Proceeds from the sale of other assets	481	568
Net cash used in investing activities	(4,078)	(3,014)
Cash Flows from Financing Activities:
Net increase/(decrease) in total deposits	3,207	(1,518)
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,416	1,011
Proceeds from the issuance of long-term debt	1,039	500
Repayment of long-term debt	(1,255)	(3,466)
Proceeds from the issuance of common stock	1,017	—
Repurchase of preferred stock	(4,850)	—
Purchase of outstanding warrants	(11)	—
Common and preferred dividends paid	(102)	(202)
Net cash provided by/(used in) financing activities	461	(3,675)
Net increase/(decrease) in cash and cash equivalents	122	(2,842)
Cash and cash equivalents at beginning of period	5,378	6,997
Cash and cash equivalents at end of period	$5,500	$4,155
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$53	$111
Loans transferred from loans to loans held for sale	657	296
Loans transferred from loans and loans held for sale to other real estate owned	570	870
Accretion of discount for preferred stock issued to the U.S. Treasury	80	18
Total assets of newly consolidated VIEs at January 1, 2010	—	2,541
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
Commercial loans (commercial & industrial, commercial real estate, and commercial construction) are considered to be past due when payment is not received from the borrower by the contractually specified due date. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been past due 90 days or more, unless the loan is both well secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. If and when commercial borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status, upon meeting all regulatory, accounting, and internal policy requirements.
Consumer loans (guaranteed student loans, other direct, indirect, and credit card) are considered to be past due when payment is not received from the borrower by the contractually specified due date. Other direct and indirect loans are typically placed on nonaccrual when payments have been past due for 90 days or more except when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. Credit card loans are never placed on nonaccrual status but rather are charged off once they are 180 days past due. Guaranteed student loans continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. Nonaccrual consumer loans are typically returned to accrual status once they are no longer past due.
Residential loans (guaranteed residential mortgages, nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when payments are 120 days past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exception for nonguaranteed residential mortgages, residential construction loans, and home equity products is when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status.

Notes to Consolidated Financial Statements (Unaudited)-Continued

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, upon sustained performance and classification as a TDR through the Company’s year end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification. Generally, once a residential loan becomes a TDR, we expect that the loan will likely continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.
For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. See Note 3, “Loans,” for additional information.
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
The Company’s charge-off policy meets regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days past due. Losses, as appropriate, on secured consumer loans, including residential real estate, are typically recognized between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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
For commercial real estate loans secured by property, an acceptable third-party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a transaction, as appropriate, such as when a loan's performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan, net of estimated selling costs. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.
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
In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and through the third quarter of 2009, the provision associated with changes in the unfunded lending commitment reserve was reported in the Consolidated Statements of Income in noninterest expense. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses. See Note 4, “Allowance for Credit Losses,” for additional information.
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
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The ASU requires more disclosures about the credit quality of financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them. The disclosure requirements that were effective as of December 31, 2010 are included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses.” Disclosures about activity that occurs during a reporting period were effective for the interim reporting period ending March 31, 2011 are also included in Note 3, “Loans,” and Note 4, “Allowance for Credit Losses.” The adoption of the ASU did not have an impact on the Company’s financial position, results of operations, or EPS.

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
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The ASU provides additional guidance to assist creditors in determining whether a modification of a receivable meets the criteria to be considered a TDR, both for purposes of recognizing loan losses and additional disclosures regarding TDRs. A modification of a credit arrangement constitutes a TDR if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs was applied prospectively beginning on July 1, 2011. The related disclosures, which were previously deferred by ASU 2011-01, were required for the interim reporting period ending September 30, 2011 and subsequent reporting periods. The required disclosures and impact as a result of adoption are included in Note 3, “Loans.” The adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or EPS.
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
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU amends interim and annual goodwill impairment testing requirements. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests beginning January 1, 2012 with early adoption permitted. The Company has not elected to early adopt the amendments; however, adoption of the ASU will not have an impact on the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited)-Continued

NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$374	$12	$—	$386
Federal agency securities	2,527	118	—	2,645
U.S. states and political subdivisions	471	21	2	490
MBS - agency	19,302	728	—	20,030
MBS - private	319	1	33	287
CDO/CLO securities	337	—	5	332
ABS	534	13	7	540
Corporate and other debt securities	53	2	1	54
Coke common stock	—	2,027	—	2,027
Other equity securities[1]	710	1	—	711
Total securities AFS	$24,627	$2,923	$48	$27,502

	December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO/CLO securities	50	—	—	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	—	1,973	—	1,973
Other equity securities[1]	886	1	—	887
Total securities AFS	$24,484	$2,534	$123	$26,895
1At September 30, 2011, other equity securities included the following securities at cost: $171 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock, and $148 million in mutual fund investments. At December 31, 2010, other equity securities included the following securities at cost: $298 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock, and $197 million in mutual fund investments.
Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $7.9 billion and $6.9 billion as of September 30, 2011 and December 31, 2010, respectively. Further, under The Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 11, “Derivative Financial Instruments.” The Company has also pledged $1.1 billion and $823 million of certain trading assets and cash equivalents to secure $1.0 billion and $793 million of repurchase agreements as of September 30, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The amortized cost and fair value of investments in debt securities at September 30, 2011 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$9	$213	$152	$—	$374
Federal agency securities	73	2,209	189	56	2,527
U.S. states and political subdivisions	136	245	26	64	471
MBS - agency	1,101	11,236	4,050	2,915	19,302
MBS - private	31	141	130	17	319
CDO/CLO securities	—	237	100	—	337
ABS	328	204	2	—	534
Corporate and other debt securities	7	4	17	25	53
Total debt securities	$1,685	$14,489	$4,666	$3,077	$23,917
Fair Value
U.S. Treasury securities	$9	$224	$153	$—	$386
Federal agency securities	74	2,309	204	58	2,645
U.S. states and political subdivisions	139	260	27	64	490
MBS - agency	1,138	11,644	4,246	3,002	20,030
MBS - private	28	129	114	16	287
CDO/CLO securities	—	234	98	—	332
ABS	335	203	2	—	540
Corporate and other debt securities	7	4	18	25	54
Total debt securities	$1,730	$15,007	$4,862	$3,165	$24,764

Securities in an Unrealized Loss Position
The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. As of September 30, 2011, the Company did not intend to sell these securities nor was it more likely than not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	September 30, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
Federal agency securities	$34	$—	$—	$—	$34	$—
U.S. states and political subdivisions	2	—	32	2	34	2
MBS - agency	52	—	—	—	52	—
MBS - private	9	—	22	3	31	3
CDO/CLO securities	333	5	—	—	333	5
ABS	—	—	11	5	11	5
Corporate and other debt securities	—	—	2	1	2	1
Total temporarily impaired securities	430	5	67	11	497	16
Other-than-temporarily impaired securities[1]
MBS - private	18	1	220	29	238	30
ABS	3	1	2	1	5	2
Total other-than-temporarily impaired securities	21	2	222	30	243	32
Total impaired securities	$451	$7	$289	$41	$740	$48

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities
U.S. Treasury securities	$2,010	$45	$—	$—	$2,010	$45
Federal agency securities	1,426	7	—	—	1,426	7
U.S. states and political subdivisions	45	1	35	2	80	3
MBS - agency	3,497	28	—	—	3,497	28
MBS - private	18	—	17	3	35	3
ABS	—	—	14	4	14	4
Corporate and other debt securities	—	—	3	1	3	1
Total temporarily impaired securities	6,996	81	69	10	7,065	91
Other-than-temporarily impaired securities[1]
MBS - private	—	—	286	31	286	31
ABS	4	1	—	—	4	1
Total other-than-temporarily impaired securities	4	1	286	31	290	32
Total impaired securities	$7,000	$82	$355	$41	$7,355	$123
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
Unrealized losses on securities that have been other-than-temporarily impaired are the result of factors other than credit, and therefore, are recorded in OCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to private MBS as of September 30, 2011, includes purchased and retained interests from 2007 vintage securitizations. The unrealized OTTI loss relating to ABS is related to four securities within the portfolio that are 2003 and 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced, and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Realized Gains and Losses and Other than Temporarily Impaired

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Gross realized gains	$4	$69	$180	$147
Gross realized losses	(2)	—	(80)	(17)
OTTI	—	—	(2)	(2)
Net securities gains	$2	$69	$98	$128

The securities that gave rise to the credit impairment recognized during the nine months ended September 30, 2011 consisted of private MBS with a fair value of $176 million at September 30, 2011. The securities impacted by credit impairment during the nine months ended September 30, 2010, consisted of private MBS with a fair value of $1 million as of September 30, 2010. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled at the loan level underlying each security, and the Company also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the nine months ended September 30, 2011 and 2010, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. The majority of the OTTI was taken on private MBS which were originated by the Company and, therefore, have geographic concentrations in the Company’s primary footprint. Additionally, the Company has not purchased new private MBS during the nine months ended September 30, 2011, and continues to reduce existing exposure primarily through paydowns.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
(Dollars in millions)			MBS - Private	MBS - Private
OTTI[1]	$—	$—	$3	$2
Portion of losses recognized in OCI (before taxes)	—	—	(1)	—
Net impairment losses recognized in earnings	$—	$—	$2	$2
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.
The following is a rollforward of credit losses recognized in earnings for the nine months ended September 30, 2011 and 2010, related to securities for which some portion of the OTTI loss remains in AOCI:

(Dollars in millions)
Balance, as of January 1, 2011	$20
Additions:
OTTI credit losses on previously impaired securities	2
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)
Balance, as of September 30, 2011	$21

Balance, as of January 1, 2010	$22
Additions/Reductions:[1]
Increases in expected cash flows recognized over the remaining life of the securities	(1)
Balance, as of September 30, 2010	$21
1 During the nine months ended September 30, 2010, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from this amount.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the nine months ended September 30, 2011 and September 30, 2010:

	September 30, 2011	September 30, 2010
Current default rate	4 - 8%	2 - 7%
Prepayment rate	12 - 22%	14 - 22%
Loss severity	39 - 44%	37 - 46%

NOTE 3 - LOANS
Composition of Loan Portfolio

(Dollars in millions)	September 30, 2011	December 31, 2010
Commercial loans:
Commercial & industrial[1]	$47,985	$44,753
Commercial real estate	5,330	6,167
Commercial construction	1,390	2,568
Total commercial loans	54,705	53,488
Residential loans:
Residential mortgages - guaranteed	4,449	4,520
Residential mortgages - nonguaranteed[2]	23,517	23,959
Home equity products	15,980	16,751
Residential construction	1,046	1,291
Total residential loans	44,992	46,521
Consumer loans:
Guaranteed student loans	5,333	4,260
Other direct	1,945	1,722
Indirect	10,003	9,499
Credit cards	497	485
Total consumer loans	17,778	15,966
LHFI	$117,475	$115,975
LHFS	$2,243	$3,501
1Includes $3 million and $4 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.
2Includes $449 million and $488 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company transferred $657 million in LHFI to LHFS. Additionally, during the nine months ended September 30, 2011, the Company sold $479 million in loans and leases that had been held for investment at December 31, 2010 for a gain of $20 million. There were no other material sales of LHFI during the period.
Credit Quality Evaluation
The Company evaluates the credit quality of its loan portfolio based on internal credit risk ratings using numerous factors, including consumer credit risk scores, rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, pass or criticized. Loans are rated pass or criticized based on the borrower’s willingness and ability to contractually perform along with the estimated net losses the Company would incur in the event of default. Criticized loans have a higher probability of default. As a result, criticized loans are further categorized into accruing and nonaccruing, representing management’s assessment of the collectibility of principal and interest. Ratings for loans are updated at least annually or more frequently if there is a material change in creditworthiness.
For consumer and residential loans, the Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process,

Notes to Consolidated Financial Statements (Unaudited)-Continued

and refreshed FICO scores are obtained by the Company at least quarterly. However, for student loans which are guaranteed by a federal agency, the Company does not utilize FICO scores as the Company does not originate government guaranteed student loans. For guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, which it believes is the most appropriate indicator of credit quality. As of September 30, 2011 and December 31, 2010, 80% and 77%, respectively, of the guaranteed student loan portfolio was current with respect to payments; however, the loss exposure to the Company was mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Credit rating:
Pass	$45,823	$42,140	$3,763	$4,316	$600	$836
Criticized accruing	1,682	2,029	1,227	1,509	405	771
Criticized nonaccruing	480	584	340	342	385	961
Total	$47,985	$44,753	$5,330	$6,167	$1,390	$2,568

	Residential mortgages - nonguaranteed [2]		Home equity products		Residential construction
(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Current FICO score range:
700 and above	$16,205	$15,920	$11,348	$11,673	$695	$828
620 - 699	4,184	4,457	2,857	2,897	215	258
Below 620[1]	3,128	3,582	1,775	2,181	136	205
Total	$23,517	$23,959	$15,980	$16,751	$1,046	$1,291

	Consumer - other direct[3]		Consumer - indirect		Consumer - credit cards
(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Current FICO score range:
700 and above	$1,187	$973	$7,530	$6,780	$278	$258
620 - 699	231	231	1,764	1,799	148	149
Below 620[1]	86	105	709	920	71	78
Total	$1,504	$1,309	$10,003	$9,499	$497	$485
1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
2Excludes $4.4 billion and $4.5 billion at September 30, 2011 and December 31, 2010, respectively, of federally guaranteed residential loans. At both September 30, 2011 and December 31, 2010, the majority of these loans had FICO scores of 700 and above.
3Excludes $441 million and $413 million as of September 30, 2011 and December 31, 2010, respectively, of private-label student loans with third party insurance. At both September 30, 2011 and December 31, 2010, the majority of these loans had FICO scores of 700 and above.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The payment status for the LHFI portfolio is shown in the tables below:

	As of September 30, 2011
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$47,366	$74	$66	$479	$47,985
Commercial real estate	4,979	9	1	341	5,330
Commercial construction	1,004	1	—	385	1,390
Total commercial loans	53,349	84	67	1,205	54,705
Residential loans:
Residential mortgages - guaranteed	3,237	179	1,033	—	4,449
Residential mortgages - nonguaranteed[2]	21,728	342	30	1,417	23,517
Home equity products	15,417	223	—	340	15,980
Residential construction	771	22	3	250	1,046
Total residential loans	41,153	766	1,066	2,007	44,992
Consumer loans:
Guaranteed student loans	4,245	413	675	—	5,333
Other direct	1,918	15	5	7	1,945
Indirect	9,919	60	4	20	10,003
Credit cards	482	8	7	—	497
Total consumer loans	16,564	496	691	27	17,778
Total LHFI	$111,066	$1,346	$1,824	$3,239	$117,475
1Includes $3 million of loans carried at fair value.
2Includes $449 million of loans carried at fair value.
3Total nonaccruing loans past due 90 days or more totaled $2.5 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	As of December 31, 2010
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[3]	Total
Commercial loans:
Commercial & industrial[1]	$44,046	$111	$12	$584	$44,753
Commercial real estate	5,794	27	4	342	6,167
Commercial construction	1,595	11	1	961	2,568
Total commercial loans	51,435	149	17	1,887	53,488
Residential loans:
Residential mortgages - guaranteed	3,469	167	884	—	4,520
Residential mortgages - nonguaranteed[2]	21,916	456	44	1,543	23,959
Home equity products	16,162	234	—	355	16,751
Residential construction	953	42	6	290	1,291
Total residential loans	42,500	899	934	2,188	46,521
Consumer loans:
Guaranteed student loans	3,281	383	596	—	4,260
Other direct	1,692	15	5	10	1,722
Indirect	9,400	74	—	25	9,499
Credit cards	460	12	13	—	485
Total consumer loans	14,833	484	614	35	15,966
Total LHFI	$108,768	$1,532	$1,565	$4,110	$115,975
1Includes $4 million of loans carried at fair value.
2Includes $488 million of loans carried at fair value.
3Total nonaccruing loans past due 90 days or more totaled $3.3 billion. Nonaccruing loans past due fewer than 90 days include TDRs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $4 million and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude student loans and residential mortgages that were guaranteed by government agencies, for which there was nominal risk of principal loss.

	As of September 30, 2011			For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$97	$96	$—	$96	$1	$101	$1
Commercial real estate	89	85	—	81	1	69	2
Commercial construction	93	91	—	74	—	92	—
Total commercial loans	279	272	—	251	2	262	3
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	123	118	21	109	1	123	1
Commercial real estate	129	123	27	120	—	131	1
Commercial construction	237	198	31	192	1	301	2
Total commercial loans	489	439	79	421	2	555	4
Residential loans:
Residential mortgages - nonguaranteed	2,848	2,462	278	2,471	22	2,462	66
Home equity products	544	508	95	496	7	464	17
Residential construction	253	213	25	196	2	196	5
Total residential loans	3,645	3,183	398	3,163	31	3,122	88
Consumer loans:
Other direct	12	12	2	12	—	12	—
Total impaired loans	$4,425	$3,906	$479	$3,847	$35	$3,951	$95
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the three and nine months ended September 30, 2011, cash basis interest income was $6 million and $19 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	As of December 31, 2010
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$86	$67	$—
Commercial real estate	110	86	—
Commercial construction	67	52	—
Total commercial loans	263	205	—
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	123	96	18
Commercial real estate	103	81	19
Commercial construction	673	524	138
Total commercial loans	899	701	175
Residential loans:
Residential mortgages - nonguaranteed	2,785	2,467	309
Home equity products	503	503	93
Residential construction	226	196	26
Total residential loans	3,514	3,166	428
Consumer loans:
Other direct	11	11	2
Total impaired loans	$4,687	$4,083	$605
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.

Included in the impaired loan balances above were $2.6 billion and $2.5 billion of accruing TDRs at September 30, 2011 and December 31, 2010, respectively, of which 93% and 85% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding the Company’s loan impairment policy.
At September 30, 2011 and December 31, 2010, the Company had $12 million and $15 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Nonperforming assets are shown in the following table:

(Dollars in millions)	September 30, 2011	December 31, 2010
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial[1]	$479	$584
Commercial real estate	341	342
Commercial construction	385	961
Residential loans:
Residential mortgages - nonguaranteed[2]	1,417	1,543
Home equity products	340	355
Residential construction	250	290
Consumer loans:
Other direct	7	10
Indirect	20	25
Total nonaccrual/NPLs	3,239	4,110
OREO[3]	509	596
Other repossessed assets	15	52
Total nonperforming assets	$3,763	$4,758
1Includes $3 million and $4 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.
2Includes $23 million and $24 million of loans carried at fair value at September 30, 2011 and December 31, 2010 respectively.
3Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $134 million and $195 million at September 30, 2011 and December 31, 2010, respectively.
Restructured Loans

TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain limited situations, the Company may offer to restructure a commercial loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.

As a result of adopting newly issued accounting guidance that clarifies a creditor's determination of whether a restructuring is a TDR, the Company reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as TDRs. The reassessment resulted in the identification of $93 million of additional TDRs. During the three months ended September 30, 2011, these loans were evaluated for impairment and an incremental allowance of $4 million was recognized, as a result of the new accounting guidance.

The number and amortized cost of loans modified under the terms of a TDR during the three and nine months ended September 30, 2011, by type of modification, are shown in the following tables:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2011
			Principal Forgiveness
	Number of	Rate Modification	and
(Dollars in millions)	Loans Modified	and/or Term Extension[1]	Other Concessions[2]	Total
Commercial loans:
Commercial & industrial	208	$51	$—	$51
Commercial real estate	9	14	2	16
Commercial construction	11	56	9	65
Residential loans:
Residential mortgages	304	61	—	61
Home equity products	569	42	—	42
Residential construction	266	35	—	35
Consumer loans:
Other direct	7	—	—	—
Credit cards	716	4	—	4
Total TDRs	2,090	$263	$11	$274
1For these loans, borrowers received either a modification of the loan's contractual interest rate, an extension of the loan's contractual maturity date, or both. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended September 30, 2011.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the three months ended September 30, 2011 was $3 million, substantially all of which related to Commercial construction. There was no principal forgiveness for Residential or Consumer loans during the three months ended September 30, 2011.

	Nine Months Ended September 30, 2011
			Principal Forgiveness
	Number of	Rate Modification	and
(Dollars in millions)	Loans Modified	and/or Term Extension[1]	Other Concessions[2]	Total
Commercial loans:
Commercial & industrial	382	$80	$26	$106
Commercial real estate	34	43	18	61
Commercial construction	57	80	22	102
Residential loans:
Residential mortgages	851	215	2	217
Home equity products	1,308	104	—	104
Residential construction	317	45	—	45
Consumer loans:
Other direct	61	3	—	3
Credit cards	1,937	11	—	11
Total TDRs	4,947	$581	$68	$649
1For these loans, borrowers received either a modification of the loan's contractual interest rate, an extension of the loan's contractual maturity date, or both. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the nine months ended September 30, 2011.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the nine months ended September 30, 2011 was $6 million, substantially all of which related to Commercial construction. There was no principal forgiveness for Residential or Consumer loans during the nine months ended September 30, 2011.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and nine months ended September 30, 2011, respectively, that were initially restructured within one year prior to the three and nine months ended September 30, 2011, respectively. The preceding two tables represent loans modified under the terms of a TDR during the three and nine months ended September 30, 2011, respectively, whereas the following table relates to loans modified over longer time periods, which are described in footnotes 1 and 2 to the table.

	Three Months Ended September 30, 2011[1]		Nine Months Ended September 30, 2011[2]
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	23	$6	31	$8
Commercial real estate	5	21	8	21
Commercial construction	1	—	7	11
Residential loans:
Residential mortgages	60	19	230	66
Home equity products	60	6	108	10
Residential construction	6	1	24	3
Consumer loans:
Other direct	2	—	2	—
Credit cards	166	1	321	2
Total TDRs	323	$54	731	$121
1For the three months ended September 30, 2011, this represents defaults on loans that were first modified between the periods July 1, 2010 and September 30, 2011.
2For the nine months ended September 30, 2011, this represents defaults on loans that were first modified between the periods January 1, 2010 and September 30, 2011.

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.
Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $418 million and $446 million at September 30, 2011 and December 31, 2010, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2011, the Company owned $45.0 billion in residential loans, representing 38% of total LHFI, and had $13.0 billion in commitments to extend credit on home equity lines and $7.2 billion in mortgage loan commitments. Of the residential loans owned at September 30, 2011, 10% were guaranteed by a federal agency or a GSE. At December 31, 2010, the Company owned $46.5 billion in residential real estate loans, representing 40% of total LHFI, and had $13.6 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2010, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $16.4 billion and $17.6 billion of mortgage loans at September 30, 2011 and December 31, 2010, respectively, that were not covered by mortgage insurance and whose terms, such as an interest only feature, a high LTV ratio, or a junior lien position, may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $11.7 billion and $13.2 billion were interest only loans at origination, primarily with a ten year interest only period, including $1.8 billion and $2.0 billion, respectively, of loans that have since been modified into fully amortizing products.

Notes to Consolidated Financial Statements (Unaudited)-Continued

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$2,795	$3,216	$3,032	$3,235
Provision for loan losses	348	620	1,194	2,199
Benefit for unfunded commitments	(1)	(5)	(8)	(60)
Loan charge-offs	(536)	(725)	(1,714)	(2,355)
Loan recoveries	44	35	146	122
Balance at end of period	$2,650	$3,141	$2,650	$3,141
Components:
ALLL	$2,600	$3,086
Unfunded commitments reserve[1]	50	55
Allowance for credit losses	$2,650	$3,141
1The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended September 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,200	$1,395	$149	$2,744
Provision for loan losses	86	236	26	348
Loan charge-offs	(214)	(282)	(40)	(536)
Loan recoveries	29	3	12	44
Balance at end of period	$1,101	$1,352	$147	$2,600

	Three Months Ended September 30, 2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,447	$1,538	$171	$3,156
Provision for loan losses	186	392	42	620
Loan charge-offs	(251)	(433)	(41)	(725)
Loan recoveries	20	5	10	35
Balance at end of period	$1,402	$1,502	$182	$3,086

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Nine Months Ended September 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	318	810	66	1,194
Loan charge-offs	(619)	(970)	(125)	(1,714)
Loan recoveries	99	14	33	146
Balance at end of period	$1,101	$1,352	$147	$2,600

	Nine Months Ended September 30, 2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,353	$1,592	$175	$3,120
Provision for loan losses	671	1,406	122	2,199
Loan charge-offs	(694)	(1,511)	(150)	(2,355)
Loan recoveries	72	15	35	122
Balance at end of period	$1,402	$1,502	$182	$3,086

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the ALLL is composed of specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss. The Company’s LHFI portfolio and related ALLL at September 30, 2011 and December 31, 2010, respectively, is shown in the tables below:

	As of September 30, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$711	$79	$3,183	$398	$12	$2	$3,906	$479
Collectively evaluated	53,991	1,022	41,360	954	17,766	145	113,117	2,121
Total evaluated	54,702	1,101	44,543	1,352	17,778	147	117,023	2,600
LHFI at fair value	3	—	449	—	—	—	452	—
Total LHFI	$54,705	$1,101	$44,992	$1,352	$17,778	$147	$117,475	$2,600

	As of December 31, 2010
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$906	$175	$3,166	$428	$11	$2	$4,083	$605
Collectively evaluated	52,578	1,128	42,867	1,070	15,955	171	111,400	2,369
Total evaluated	53,484	1,303	46,033	1,498	15,966	173	115,483	2,974
LHFI at fair value	4	—	488	—	—	—	492	—
Total LHFI	$53,488	$1,303	$46,521	$1,498	$15,966	$173	$115,975	$2,974

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. As of September 30, 2011 and December 31, 2010, the Company's reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, CIB, and W&IM. Based on our annual impairment analysis of goodwill as of September 30, 2011, we determined there is no

Notes to Consolidated Financial Statements (Unaudited)-Continued

goodwill impairment as the fair value for all reporting units is in excess of the respective reporting unit's carrying value by the following percentages:
Branch Banking            12%
Diversified Commercial Banking    27%
CIB                36%
W&IM                150%
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30 are as follows:

(Dollars in millions)	Retail & Commercial	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Total
Balance, January 1, 2011	$—	$4,854	$928	$180	$361	$6,323
Contingent consideration	—	—	—	—	1	1
Purchase of the assets of an asset management business	—	—	—	—	20	20
Balance, September 30, 2011	$—	$4,854	$928	$180	$382	$6,344

Balance, January 1, 2010	$5,739	$—	$—	$223	$357	$6,319
Intersegment transfers	(5,739)	4,854	928	(43)	—	—
Contingent consideration	—	—	—	—	4	4
Balance, September 30, 2010	$—	$4,854	$928	$180	$361	$6,323
Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - LOCOM	MSRs - Fair Value	Other	Total
Balance, January 1, 2011	$67	$—	$1,439	$65	$1,571
Amortization	(23)	—	—	(11)	(34)
MSRs originated	—	—	183	—	183
Sale of MSRs	—	—	(7)	—	(7)
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	—	(443)	—	(443)
Other changes in fair value [2]	—	—	(139)	—	(139)
Other	—	—	—	7	7
Balance, September 30, 2011	$44	$—	$1,033	$61	$1,138

Balance, January 1, 2010	$104	$604	$936	$67	$1,711
Designated at fair value (transfers from amortized cost)	—	(604)	604	—	—
Amortization	(29)	—	—	(10)	(39)
MSRs originated	—	—	198	—	198
Changes in fair value:
Due to fair value election	—	—	145	—	145
Due to changes in inputs and assumptions [1]	—	—	(643)	—	(643)
Other changes in fair value [2]	—	—	(168)	—	(168)
Balance, September 30, 2010	$75	$—	$1,072	$57	$1,204
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company’s Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended September 30, 2011 and 2010, was $91 million, and $99 million, respectively, and $277 million and $298 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
As of September 30, 2011 and December 31, 2010, the total unpaid principal balance of mortgage loans serviced was $161.0 billion and $167.2 billion, respectively. Included in these amounts were $129.4 billion and $134.1 billion as of September 30, 2011 and December 31, 2010, respectively, of loans serviced for third parties. During the nine months ended September 30, 2011, the Company sold MSRs on residential loans with an unpaid principal balance of $1.7 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.
A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of September 30, 2011 and December 31, 2010, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below.

(Dollars in millions)	September 30, 2011	December 31, 2010
Fair value of retained MSRs	$1,033	$1,439
Prepayment rate assumption (annual)	18%	12%
Decline in fair value from 10% adverse change	$70	$50
Decline in fair value from 20% adverse change	134	95
Discount rate (annual)	11%	12%
Decline in fair value from 10% adverse change	$36	$68
Decline in fair value from 20% adverse change	70	130
Weighted-average life (in years)	4.4	6.2
Weighted-average coupon	5.2%	5.4%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 11, “Derivative Financial Instruments,” for further information regarding these hedging transactions.

NOTE 6 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. In accordance with the accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS as well as servicing rights retained and guarantee liabilities incurred. See Note 12, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies.

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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $167 million and $220 million, including servicing rights, for the three months ended September 30, 2011 and 2010, respectively, and $285 million and $443 million for the nine months ended September 30, 2011 and 2010, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 13, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of September 30, 2011 and December 31, 2010, the fair value of securities received totaled $160 million and $193 million, respectively. At September 30, 2011, securities with a fair value of $143 million were valued using a third party pricing service. The remaining $17 million in securities consist of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. The Company did not significantly modify the assumptions used to value these retained interests at September 30, 2011 from the assumptions used to value the interests at December 31, 2010. For both periods, analyses of the impact on the fair values of two adverse changes from the key assumptions were performed and the resulting amounts were insignificant for each key assumption and in the aggregate.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. As of December 31, 2010, the Company determined that it was not the primary beneficiary of, and thus did not consolidate, any of these securitization entities. No events occurred during the nine months ended September 30, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of September 30, 2011 and December 31, 2010 of the unconsolidated trusts in which the Company has a VI are $554 million and $651 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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
The Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. On January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities of the CLO entity. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO had a negligible impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At September 30, 2011, the Company’s Consolidated Balance Sheets reflected $311 million of loans held by the CLO and $285 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company was able to liquidate a number of its positions in these CLO preference shares during 2010. Its remaining preference share exposure was valued at $2 million as of September 30, 2011 and December 31, 2010. Upon liquidation of the preference shares, the Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.0 billion and $1.9 billion, respectively, at September 30, 2011, and $2.1 billion and $2.0 billion, respectively, at December 31, 2010. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the nine months ended September 30, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
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

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the year ended December 31, 2010, the Company determined that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of approximately $490 million and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. Additionally, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation and the assets and liabilities of the Student Loan entity are recorded on a cost basis. At September 30, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected $448 million and $479 million, respectively, of assets held by the Student Loan entity and $443 million and $474 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2008 in conjunction with its acquisition of assets from the ARS transactions discussed in Note 14, “Contingencies.” The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 23 years on a weighted average basis. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change in the default assumption without the securities incurring a valuation loss assuming all other assumptions remain constant. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 8% to 14% over LIBOR at September 30, 2011 compared to 14% to 16% over LIBOR at December 31, 2010. This significant change in the discount rate was supported by a return to liquidity in the market for similar interests. At September 30, 2011 and December 31, 2010, a 20% adverse change in the assumed discount rate results in declines of approximately $9 million and $5 million, respectively, in the fair value of these securities. Although the impact of each assumption change in isolation is minimal, the underlying collateral of the VIEs is highly concentrated and as a result, the default or deferral of certain large exposures may have a more dramatic effect on the discount rate than the 20% discussed above. Due to this, we estimate that each of the retained positions could experience a single deferral or default of an underlying collateral obligation that would result in a decline in valuation of the retained ARS ranging from $10 million to $20 million.
The Company is not obligated to provide any support to these entities and its maximum exposure to loss at September 30, 2011 and December 31, 2010 includes current senior interests held in trading securities, which had a fair value of $42 million as of September 30, 2011 and $29 million as of December 31, 2010. During the second quarter of 2011, the Company settled an ARS claim by purchasing additional ARS of the VIEs in July 2011. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.2 billion at September 30, 2011 and $1.3 billion at December 31, 2010. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the nine months ended September 30, 2011 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three and nine months ended September 30:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$11	$—	$—	$—	$11
Servicing or management fees	1	2	—	—	3

	Three Months Ended September 30, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$14	$1	$5	$1	$21
Servicing or management fees	1	3	—	—	4

	Nine Months Ended September 30, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$39	$1	$—	$1	$41
Servicing or management fees	3	8	—	—	11

	Nine Months Ended September 30, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$42	$3	$8	$1	$54
Servicing or management fees	3	10	—	—	13

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of September 30, 2011 and December 31, 2010, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for three and nine months ended September 30, 2011 and 2010 are as follows:

(Dollars in millions)	Principal Balance		Past Due				Net Charge-offs
	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010		For the Three Months Ended September 30		For the Nine Months Ended September 30

							2011	2010	2011	2010
Type of loan:
Commercial	$54,705	$53,488	$1,272		$1,904		$185	$231	$520	$622
Residential	44,992	46,521	3,073		3,122		279	428	956	1,496
Consumer	17,778	15,966	718		649		28	31	92	115
Total loan portfolio	117,475	115,975	5,063		5,675		492	690	1,568	2,233
Managed securitized loans:
Commercial	2,001	2,244	55		44		—	—	—	22
Residential	119,255	120,429	3,735	[1]	3,497	[1]	12	12	39	34
Total managed loans	$238,731	$238,648	$8,853		$9,216		$504	$702	$1,607	$2,289
1Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Servicing fees received by the Company were $87 million and $94 million during the three months ended September 30, 2011 and 2010, respectively, and $263 million and $280 million during the nine months ended September 30, 2011 and 2010, respectively.

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
The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. In accordance with the VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars as certain subsidiaries have both the power to direct its significant activities and own potentially significant VIs, as discussed further herein. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in an immaterial transition adjustment, which was recorded in the Company’s Consolidated Statements of Shareholders’ Equity.
The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $18 million and $20 million for the three months ended September 30, 2011 and 2010, respectively, and $50 million for the nine months ended September 30, 2011 and 2010.
At September 30, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflected approximately $2.7 billion and $2.4 billion, respectively, of secured loans held by Three Pillars, which are included within commercial loans, and $58 million and $99 million, respectively, of CP issued by Three Pillars, excluding intercompany liabilities, which is included within other short-term borrowings; other assets and liabilities were de minimis to the Company’s Consolidated Balance Sheets. No losses on any of Three Pillars’ assets were incurred during the three and nine months ended September 30, 2011 and 2010.
Funding commitments extended by Three Pillars to its customers totaled $4.1 billion with outstanding receivables totaling $2.7 billion at September 30, 2011; the majority of which generally carry initial terms of one to three years and may be repaid or refinanced at any time. At December 31, 2010, Three Pillars had funding commitments and outstanding receivables totaling $4.1 billion and $2.4 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 40% and 21%, respectively, of the outstanding commitments, as of September 30, 2011, compared to 48% and 14%, respectively, as of December 31, 2010. Total assets supporting outstanding commitments have a weighted average life of 3.0 years and 2.3 years at September 30, 2011 and December 31, 2010, respectively.
Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. Three Pillars also has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses.
At September 30, 2011, Three Pillars’ outstanding CP used to fund its assets had remaining weighted average lives of 2 days and maturities through November 10, 2011. The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010,

Notes to Consolidated Financial Statements (Unaudited)-Continued

these commitments are eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.
Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $4.2 billion as of September 30, 2011 and December 31, 2010, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. The Company did not recognize any liability on its Consolidated Balance Sheets related to the liquidity facilities and other credit enhancements provided to Three Pillars as of September 30, 2011 or December 31, 2010, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued.
Total Return Swaps
The Company recommenced involvement with various VIEs related to its TRS business during 2010. Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. Although the Company has always caused the VIEs to purchase a reference asset in response to the addition of a reference asset by its third party clients, there is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.
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
At September 30, 2011 and December 31, 2010, the Company had $1.4 billion and $972 million, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.4 billion and $969 million at September 30, 2011 and December 31, 2010, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At September 30, 2011, the fair values of these TRS assets and liabilities were $47 million and $44 million, respectively, and at December 31, 2010, the

Notes to Consolidated Financial Statements (Unaudited)-Continued

fair values of these TRS assets and liabilities were $34 million and $32 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the nine months ended September 30, 2011 or during the year ended December 31, 2010. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. During 2011 and 2010, the Company did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.
For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of September 30, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $8 million, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were de minimis as of September 30, 2011 and December 31, 2010. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During 2011 and 2010, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.2 billion and $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. These limited partner interests had carrying values of $199 million and $202 million at September 30, 2011 and December 31, 2010, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $446 million and $458 million at September 30, 2011 and December 31, 2010, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $225 million and $222 million of loans issued by the Company to the limited partnerships at September 30, 2011 and December 31, 2010, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of September 30, 2011 and December 31, 2010, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $379 million and $394 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $110 million and $123 million, respectively. See Note 12, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.
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

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of September 30, 2011 and December 31, 2010 were $1.1 billion and $1.9 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the nine months ended September 30, 2011 or during the year ended December 31, 2010.

NOTE 7 – NET INCOME/(LOSS) PER COMMON SHARE
Equivalent shares of 27 million and 32 million related to common stock options and common stock warrants outstanding as of September 30, 2011 and 2010, respectively, were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, during the nine months ended September 30, 2010, the impact of dilutive securities was excluded from the diluted share count because the Company recognized a net loss available to common shareholders and the impact would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2011 and 2010 is included below. Additionally, included below is a reconciliation of net income to net income/(loss) available to common shareholders.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2011	2010	2011	2010
Net income	$215	$153	$573	$5
Series A preferred dividends	(2)	(2)	(5)	(6)
Dividends and accretion of discount on U.S. Treasury preferred stock	—	(67)	(66)	(200)
Accelerated accretion for repurchase of U.S. Treasury preferred stock	—	—	(74)	—
Dividends and undistributed earnings allocated to unvested shares	(2)	—	(4)	—
Net income/(loss) available to common shareholders	$211	$84	$424	($201)
Average basic common shares	532	496	521	495
Effect of dilutive securities:
Stock options	1	1	2	1
Restricted stock	2	2	2	2
Average diluted common shares	535	499	525	498
Net income/(loss) per average common share - diluted	$0.39	$0.17	$0.81	($0.41)
Net income/(loss) per average common share - basic	$0.40	$0.17	$0.81	($0.41)

NOTE 8 – LONG-TERM DEBT AND CAPITAL
In March 2011, the Federal Reserve completed its review of the Company’s capital plan in connection with the CCAR. Upon completion of the review, the Federal Reserve did not object to the Company’s capital plan as originally submitted in January 2011. As a result, during the first quarter of 2011, the Company completed a $1.0 billion common stock offering and a $1.0 billion senior debt offering, which pays 3.60% interest and is due in 2016. On March 30, 2011, the Company used the proceeds from these offerings as well as from other available funds to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D Preferred Stock, the Company, incurred a one-time non-cash charge to net income available to common shareholders of $74 million, related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock. In September 2011, the U.S. Treasury auctioned a total of 17.9 million of the Company's warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share (Series A warrants). The warrants were issued by

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP and have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the Series A warrants for $11 million.
The Company’s long-term debt decreased from $13.6 billion at December 31, 2010 to $13.5 billion at September 30, 2011. The change was primarily as a result of the $1 billion senior debt offering described above, offset by $852 million subordinated debt that matured in the second quarter of 2011 and the repurchase of $320 million of fixed rate senior and junior subordinated notes that were due in 2011 and 2036.
The Company’s common equity increased by $1.8 billion, primarily as a result of net income, the common stock offering, and an increase in AOCI due to higher unrealized gains primarily related to securities and derivatives. Conversely, Consolidated Shareholders’ Equity decreased by $2.9 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D Preferred Stock, partially offset by the new common share issuance. The Company’s capital ratios as of September 30, 2011 and December 31, 2010 are noted below.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$12,188	9.31%	$10,737	8.08%
Tier 1 capital	14,531	11.10	18,156	13.67
Total capital	18,211	13.91	21,967	16.54
Tier 1 leverage		8.90		10.94
SunTrust Bank
Tier 1 capital	$13,873	10.75%	$13,120	10.05%
Total capital	17,048	13.21	16,424	12.58
Tier 1 leverage		8.74		8.33

NOTE 9 - INCOME TAXES
The provision for income taxes was $45 million and $14 million for the three months ended September 30, 2011 and 2010, respectively, representing effective tax rates of 17.3% and 8.3%, respectively, during those periods. The provision for income taxes was $136 million and a benefit of $230 million for the nine months ended September 30, 2011 and 2010, respectively, representing effective tax rates of 19.2% and (102.1)%, respectively, during those periods. The Company calculated income taxes for the three and nine months ended September 30, 2011 and 2010 based on actual year-to-date results.
As of September 30, 2011, the Company’s gross cumulative income tax on UTBs amounted to $99 million, of which $67 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2010, the Company’s gross cumulative income tax on UTBs amounted to $102 million. Additionally, the Company had a gross liability of $21 million for interest related to its UTBs as of September 30, 2011 and December 31, 2010. Interest recognized related to UTBs was an expense of approximately $1 million for both the three and nine months ended September 30, 2011, compared to an expense of approximately $2 million and income of less than $1 million for the three and nine months ended September 30, 2010, respectively. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total amount of income tax on UTBs could decrease during the next 12 months by up to $10 million due to completion of tax authority examinations and the expiration of statutes of limitations.
The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2011, the Company’s federal returns through 2006 have been examined by the IRS and all issues have been resolved. The Company’s 2007 through 2009 federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

NOTE 10 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash, and salary shares. Compensation expense related to LTI cash was $9 million and $8 million for the three months ended September 30, 2011 and 2010, respectively, and $27 million and $22 million for the nine months ended September 30, 2011 and 2010, respectively.

TARP prohibited the payment of any bonus, incentive compensation or stock option award to our five NEOs and certain other highly compensated executives. As a result, until TARP repayment, SunTrust continued the use of salary shares in 2011 as defined in the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. Specifically, the Company paid additional base salary amounts in the form of stock (salary shares) to the senior executive officers and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan. The stock units did not include any rights to receive dividends or dividend equivalents. As required by The Emergency Economic Stabilization Act of 2008, each salary share was non-forfeitable upon grant but may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of our stock price until the stock unit is settled. The stock units are settled in cash; for the 2010 salary shares, one half was settled on March 31, 2011 and one half will be settled on March 31, 2012, unless settled earlier due to the executive’s death. The 2011 salary shares were settled on the date of TARP repayment on March 30, 2011. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. As of September 30, 2011, the accrual related to salary shares was $3 million.
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
Stock-Based Compensation
The Company granted 813,265 shares of stock options, 1,375,406 shares of restricted stock and 344,590 restricted stock units during the first nine months of 2011. The weighted average prices of these grants were $29.70, $31.44 and $37.57, respectively. The fair value of options granted during the first nine months of 2011 and 2010 were $10.51 and $12.78 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30
	2011	2010
Dividend yield	0.75%	0.17%
Expected stock price volatility	34.87	56.09
Risk-free interest rate (weighted average)	2.48	2.80
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Stock-based compensation expense:
Stock options	$4	$4	$11	$11
Restricted stock	8	9	25	31
Restricted stock units	1	—	9	—
Total stock-based compensation expense	$13	$13	$45	$42

The recognized stock-based compensation tax benefit amounted to $5 million for both of the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, the recognized stock-based compensation tax benefit was $17 million and $16 million, respectively.

Retirement Plans
SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefits Plans") in the first nine months of 2011. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.75% for 2011.
Anticipated employer contributions/benefit payments for 2011 are $8 million for the SERP. For the three and nine months ended September 30, 2011, the actual contributions/benefit payments were $1 million and $6 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the third quarter of 2011. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2011 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 6.75% for 2011.

	Three Months Ended September 30
	2011		2010
(Dollars in millions)	Retirement Benefits Plans	Other Postretirement Benefits	Retirement Benefits Plans	Other Postretirement Benefits
Service cost	$18	$—	$17	$—
Interest cost	32	3	33	3
Expected return on plan assets	(47)	(2)	(46)	(2)
Amortization of prior service cost	(5)	—	(3)	—
Recognized net actuarial loss	11	—	16	—
Net periodic benefit cost	$9	$1	$17	$1

	Nine Months Ended September 30
	2011		2010
(Dollars in millions)	Retirement Benefits Plans	Other Postretirement Benefits	Retirement Benefits Plans	Other Postretirement Benefits
Service cost	$53	$—	$52	$—
Interest cost	97	7	97	7
Expected return on plan assets	(142)	(6)	(137)	(6)
Amortization of prior service cost	(14)	—	(9)	—
Recognized net actuarial loss	32	1	46	1
Net periodic benefit cost	$26	$2	$49	$2

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives and all derivative activities are monitored by ALCO. The Company may also enter into derivatives, on a limited basis, in consideration of trading opportunities in the market. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk

Notes to Consolidated Financial Statements (Unaudited)-Continued

Management division. The Company’s derivatives may also be governed by an ISDA and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of September 30, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.5 billion, representing the net of $3.9 billion in net derivative gains, offset by counterparty where formal netting arrangements exist, adjusted for collateral of $1.4 billion that the Company holds in relation to these gain positions. As of December 31, 2010, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.6 billion, representing the net of $2.8 billion in net derivative gains by counterparty, offset by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.
Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in market factors, such as interest rates, currency rates, equity prices, or implied volatility, has on the value of a derivative. The Company manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk using a VAR methodology.
Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as, the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as, considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $46 million and $33 million as of September 30, 2011 and December 31, 2010 respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master trading agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion and $1.1 billion in fair value at September 30, 2011 and December 31, 2010, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At September 30, 2011, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $17 million in fair value liabilities as of September 30, 2011. For illustrative purposes, if the Bank were further downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $5 million at September 30, 2011, against which the Bank had posted collateral of $3 million; ATEs do not exist at lower ratings levels. At September 30, 2011, $1.1 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.1 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at September 30, 2011 of $16 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $10 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2011 and December 31, 2010. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2011 and December 31, 2010. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	As of September 30, 2011[8]
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [1]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$—	Trading liabilities	$1,547		$146
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,850		1,133	Trading liabilities	—		—
Total		17,397		1,133		1,547		146
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts hedging:
Fixed rate debt	Trading assets	1,000		59	Trading liabilities	—		—
Total		1,000		59		—		—
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		21	Trading liabilities	60		10
MSRs	Other assets	11,633		476	Other liabilities	9,860		46
LHFS, IRLCs, LHFI-FV	Other assets	2,856	[4]	17	Other liabilities	5,354	[4]	43
Trading activity	Trading assets	118,738	[5]	6,259	Trading liabilities	98,866		5,831
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,088		19	Trading liabilities	496		125
Trading activity	Trading assets	4,297		239	Trading liabilities	4,184		229
Credit contracts covering:
Loans	Trading assets	50		1	Trading liabilities	192		2
Trading activity	Trading assets	1,775	[6]	59	Trading liabilities	1,538	[6]	50
Equity contracts - Trading activity	Trading assets	7,924	[5]	853	Trading liabilities	9,504		876
Other contracts:
IRLCs and other	Other assets	4,993		79	Other liabilities	279	[7]	16	[7]
Trading activity	Trading assets	196		22	Trading liabilities	190		22
Total		153,987		8,045		130,523		7,250
Total derivatives		$172,384		$9,237		$132,070		$7,396

1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amounts include $365 million and $665 million of notional amounts related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recognized.
5 Amounts include $19.3 billion and $428 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recognized.
6 Asset and liability amounts include $1 million and $6 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, which notional is calculated as the notional of the derivative participated adjusted by the relevant risk weighted assets conversion factor.
7 Includes a $16 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Visa Class B common stock to Visa Class A common stock, and the Visa Class A common stock price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.
8As of July 1, 2011, the Company began offsetting cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivatives accounting requirements of ASC 815-10, "Derivatives and Hedging." The effects of offsetting on the Company's Consolidated Balance Sheets as of September 30, 2011 are presented in Note 12, "Fair Value Election and Measurement."

Notes to Consolidated Financial Statements (Unaudited)-Continued

	As of December 31, 2010
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [1]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$—	Trading liabilities	$1,547		$145
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,350		947	Trading liabilities	500		10
Total		16,897		947		2,047		155
Derivatives not designated as hedging instruments [2]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,273		41	Trading liabilities	60		4
Corporate bonds and loans		—		—	Trading liabilities	5		—
MSRs	Other assets	20,474		152	Other liabilities	6,480		73
LHFS, IRLCs, LHFI-FV	Other assets	7,269	[3]	92	Other liabilities	2,383		20
Trading activity	Trading assets	132,286	[4]	4,211	Trading liabilities	105,926		3,884
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,083		17	Trading liabilities	495		128
Trading activity	Trading assets	2,691		92	Trading liabilities	2,818		91
Credit contracts covering:
Loans	Trading assets	15		—	Trading liabilities	227		2
Trading activity	Trading assets	1,094	[5]	39	Trading liabilities	1,039	[5]	34
Equity contracts - Trading activity	Trading assets	5,010	[4]	583	Trading liabilities	8,012		730
Other contracts:
IRLCs and other	Other assets	2,169		18	Other liabilities	2,196	[6]	42	[6]
Trading activity	Trading assets	111		11	Trading liabilities	111		11
Total		173,475		5,256		129,752		5,019
Total derivatives		$190,372		$6,203		$131,799		$5,174

1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Economic Hedging and Trading Activities” in this Note for further discussion.
3 Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recognized.
4 Amounts include $25.0 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recognized.
5 Asset and liability amounts include $1 million and $8 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.
6 Includes a $23 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Visa Class B common stock to Visa Class A common stock, and the Visa Class A common stock price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2011 and 2010 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2011
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$8		$—
Interest rate contracts hedging Floating rate loans	438	Interest and fees on loans	103
Total	$446		$103

	Nine Months Ended September 30, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($2)		$—
Interest rate contracts hedging Floating rate loans	673	Interest and fees on loans	321
Total	$671		$321

1 During the three and nine months ended September 30, 2011, the Company reclassified $56 million and $146 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Three Months Ended September 30, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt ¹	$35	($35)	$—

	Nine Months Ended September 30, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt ¹	$49	($50)	($1)

1 Amounts are recognized in trading account profits/(losses) and commissions in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2011	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($5)	($4)
MSRs	Mortgage servicing related income	397	488
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(130)	(233)
Trading activity	Trading account profits/(losses) and commissions	41	78
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	(96)	15
Trading activity	Trading account profits/(losses) and commissions	20	13
Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	—	(1)
Other	Trading account profits/(losses) and commissions	6	14
Equity contracts - trading activity	Trading account profits/(losses) and commissions	(9)	(1)
Other contracts:
IRLCs	Mortgage production related income	145	229
Total		$369	$598

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2010 are presented below.

	Three Months Ended September 30, 2010
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($125)		$—
Interest rate contracts hedging Floating rate loans	380	Interest and fees on loans	119
Total	$255		$119

	Nine Months Ended September 30, 2010
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$42		$—
Interest rate contracts hedging Floating rate loans	1,115	Interest and fees on loans	370
Total	$1,157		$370
1 During the three and nine months ended September 30, 2010, the Company reclassified $35 million and $88 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2010	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2010
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading account profits/(losses) and commissions	($194)	($68)
Corporate bonds and loans	Trading account profits/(losses) and commissions	—	(1)
MSRs	Mortgage servicing related income	315	783
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(82)	(292)
Trading activity	Trading account profits/(losses) and commissions	256	285
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits/(losses) and commissions	133	(69)
Trading activity	Trading account profits/(losses) and commissions	(20)	5
Credit contracts covering:
Loans	Trading account profits/(losses) and commissions	(1)	—
Trading activity	Trading account profits/(losses) and commissions	2	6
Equity contracts - trading activity	Trading account profits/(losses) and commissions	(62)	(56)
Other contracts:
IRLCs	Mortgage production related income	164	375
Total		$511	$968

Credit Derivatives
As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in trading account profits/(losses) and commissions in the Consolidated Statements of Income.
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of September 30, 2011, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2011, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2011 and 2010, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2011, the written CDS had remaining terms ranging from one year to ten years. The maximum guarantees outstanding at September 30, 2011 and December 31, 2010, as measured by the gross notional amounts of written CDS, were $177 million and $99 million, respectively. At September 30, 2011 and December 31, 2010, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $372 million and $87 million, respectively. The fair values of written CDS were $3 million at both September 30, 2011 and December 31, 2010, and the fair values of purchased CDS were $9 million and less than $1 million at September 30, 2011 and December 31, 2010.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at

Notes to Consolidated Financial Statements (Unaudited)-Continued

any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2011, the remaining terms on these risk participations generally ranged from one month to seven years, with a weighted average on the maximum estimated exposure of 3.4 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $67 million and $74 million at September 30, 2011 and December 31, 2010, respectively. The fair values of the written risk participations were de minimis at September 30, 2011 and December 31, 2010. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorate. At September 30, 2011 and December 31, 2010, there were $1.4 billion and $969 million of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at September 30, 2011 were $47 million and $44 million, respectively, and related collateral held at September 30, 2011 was $318 million. The fair values of the TRS derivative assets and liabilities at December 31, 2010 were $34 million and $32 million, respectively, and related collateral held at December 31, 2010 was $268 million.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At September 30, 2011, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2011, the maximum range of hedge maturities for hedges of floating rate loans is two to six years, with the weighted average being 3.6 years. Ineffectiveness on these hedges was de minimis during the nine months ended September 30, 2011 and 2010. As of September 30, 2011, $337 million, net of tax, of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.
During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 years and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recognized in AOCI and any ineffective portions recognized in trading account profits/(losses) and commissions. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company recognized ineffectiveness gains of $1 million and $9 million during the nine months ended September 30, 2011 and 2010, respectively. Ineffectiveness gains were recognized in trading account profits/(losses) and commissions. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recognized in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

◦
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

◦
The Company is exposed to risk on the returns of certain of its brokered deposits that are carried at fair value. To hedge against this risk, the Company has entered into interest rate derivatives that mirror the risk profile of the returns on these instruments.

◦
The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of mortgage and interest rate derivatives, including forward and option contracts, futures, and forward rate agreements.

◦
The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs, mortgage LHFS, and mortgage LHFI reported at fair value.

•
The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged with cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading account profits/(losses) and commissions.

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its CIB line of business.

•
Trading activity, as illustrated in the tables within this footnote, primarily includes interest rate swaps, equity derivatives, CDS, futures, options and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at September 30, 2011 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury securities	$209	$209	$—	$—
Federal agency securities	612	—	612	—
U.S. states and political subdivisions	77	—	77	—
MBS - agency	509	—	509	—
MBS - private	1	—	—	1
CDO/CLO securities	44	—	2	42
ABS	37	—	32	5
Corporate and other debt securities	445	—	445	—
CP	78	—	78	—
Equity securities	85	—	78	7
Derivative contracts	3,693	279	3,414	—
Trading loans	1,686	—	1,686	—
Gross trading assets	7,476	488	6,933	55
Offsetting collateral [1]	(1,188)
Total trading assets	6,288
Securities AFS
U.S. Treasury securities	386	386	—	—
Federal agency securities	2,645	—	2,645	—
U.S. states and political subdivisions	490	—	428	62
MBS - agency	20,030	—	20,030	—
MBS - private	287	—	—	287
CDO/CLO securities	332	—	332	—
ABS	540	—	524	16
Corporate and other debt securities	54	—	49	5
Coke common stock	2,027	2,027	—	—
Other equity securities [2]	711	—	148	563
Total securities AFS	27,502	2,413	24,156	933
LHFS
Residential loans	1,364	—	1,362	2
Corporate and other loans	311	—	311	—
Total LHFS	1,675	—	1,673	2
LHFI	452	—	—	452
MSRs	1,033	—	—	1,033
Other assets [3]	550	4	467	79
Liabilities
Trading liabilities
U.S. Treasury securities	326	326	—	—
MBS - agency	1	—	1	—
Corporate and other debt securities	211	—	211	—
Equity securities	14	14	—	—
Derivative contracts	2,319	206	1,967	146
Gross trading liabilities	2,871	546	2,179	146
Offsetting collateral [1]	(1,136)
Total trading liabilities	1,735
Brokered deposits	1,056	—	1,056	—
Long-term debt	2,016	—	2,016	—
Other liabilities [3]	84	—	68	16

1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of September 30, 2011.
2Includes at cost, $171 million of FHLB of Atlanta stock, $391 million of Federal Reserve Bank stock, and $148 million in mutual fund investments.
3These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2010 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury securities	$187	$187	$—	$—
Federal agency securities	361	—	361	—
U.S. states and political subdivisions	123	—	123	—
MBS - agency	301	—	301	—
MBS - private	15	—	9	6
CDO/CLO securities	55	—	2	53
ABS	59	—	32	27
Corporate and other debt securities	743	—	743	—
CP	14	—	14	—
Equity securities	221	—	98	123
Derivative contracts	2,743	166	2,577	—
Trading loans	1,353	—	1,353	—
Total trading assets	6,175	353	5,613	209
Securities AFS
U.S. Treasury securities	5,516	5,516	—	—
Federal agency securities	1,895	—	1,895	—
U.S. states and political subdivisions	579	—	505	74
MBS - agency	14,358	—	14,358	—
MBS - private	347	—	—	347
CDO/CLO securities	50	—	50	—
ABS	808	—	788	20
Corporate and other debt securities	482	—	477	5
Coke common stock	1,973	1,973	—	—
Other equity securities [1]	887	—	197	690
Total securities AFS	26,895	7,489	18,270	1,136
LHFS
Residential loans	2,847	—	2,845	2
Corporate and other loans	321	—	316	5
Total LHFS	3,168	—	3,161	7
LHFI	492	—	—	492
MSRs	1,439	—	—	1,439
Other assets [2]	241	—	223	18
Liabilities
Trading liabilities
U.S. Treasury securities	439	439	—	—
Corporate and other debt securities	398	—	398	—
Derivative contracts	1,841	120	1,576	145
Total trading liabilities	2,678	559	1,974	145
Brokered deposits	1,213	—	1,213	—
Long-term debt	2,837	—	2,837	—
Other liabilities [2]	114	—	72	42

1 Includes at cost, $298 million of FHLB of Atlanta stock, $391 million of Federal Reserve Bank stock, and $197 million in mutual fund investments.
2 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the year ended December 31, 2009.

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

(Dollars in millions)	Aggregate Fair Value September 30, 2011	Aggregate Unpaid Principal Balance under FVO September 30, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$1,686	$1,665	$21
LHFS	1,671	1,630	41
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	1	9	(8)
LHFI	424	455	(31)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	26	49	(23)
Brokered deposits	1,056	1,045	11
Long-term debt	2,016	1,901	115
(Dollars in millions)	Aggregate Fair Value December 31, 2010	Aggregate Unpaid Principal Balance under FVO December 31, 2010	Fair Value Over/(Under) Unpaid Principal
Trading loans	$1,353	$1,320	$33
LHFS	3,160	3,155	5
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	6	25	(19)
LHFI	462	517	(55)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	28	54	(26)
Brokered deposits	1,213	1,188	25
Long-term debt	2,837	2,753	84

The following tables present the change in fair value during the three and nine months ended September 30, 2011 and 2010 of financial instruments for which the FVO has been elected, as well as MSRs that are accounted for at fair value in accordance with applicable fair value accounting guidance. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges are also recognized in trading account profits and commissions, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income/(loss)	Total Changes in Fair Values Included in Current- Period Earnings [1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income/(loss)	Total Changes in Fair Values Included in Current- Period Earnings [1]
Assets
Trading assets	$3	$—	$—	$3	$15	$—	$—	$15
LHFS	(11)	181	—	170	(14)	330	—	316
LHFI	(1)	17	—	16	3	13	—	16
MSRs	—	1	(437)	(436)	—	5	(582)	(577)
Liabilities
Brokered deposits	27	—	—	27	24	—	—	24
Long-term debt	7	—	—	7	(31)	—	—	(31)

1Changes in fair value for the three and nine months ended September 30, 2011, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFS, LHFI, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.
2For the three and nine months ended September 30, 2011, income related to LHFS includes $46 million and $178 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2011, income related to MSRs includes $1 million and $5 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income/(loss)	Total Changes in Fair Values Included in Current Period Earnings [1]	Trading Account Profits/(Losses) and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income/(loss)	Total Changes in Fair Values Included in Current Period Earnings [1]
Assets
Trading assets	$1	$—	$—	$1	($3)	$—	$—	($3)
LHFS	7	206	—	213	14	498	—	512
LHFI	1	6	—	7	(1)	13	—	12
MSRs	—	8	(290)	(282)	—	14	(810)	(796)
Liabilities
Brokered deposits	(59)	—	—	(59)	(67)	—	—	(67)
Long-term debt	(97)	—	—	(97)	(222)	—	—	(222)
1Changes in fair value for the three and nine months ended September 30, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, LHFS, LHFI, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of the securities.
2For the three and nine months ended September 30, 2010, income related to LHFS, includes $57 million and $184 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2010, income related to MSRs includes $7 million and $14 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.
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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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
U.S. states and political subdivisions
The Company’s investments in U.S. states and political subdivisions (collectively “municipals”) include obligations of county and municipal authorities and agency bonds, which are general obligations of the municipality or are supported by a specified revenue source. Holdings were geographically dispersed, with no significant concentrations in any one state or municipality. Additionally, all but an immaterial amount of AFS municipal obligations classified as level 2 are highly rated or are otherwise collateralized by securities backed by the full faith and credit of the federal government.
Level 3 municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also looked at the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at September 30, 2011 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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
MBS – agency
MBS – agency includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these as level 2.
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
Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private-label MBS during the nine months ended September 30, 2011 and 2010.

Notes to Consolidated Financial Statements (Unaudited)-Continued

CDO/CLO Securities
Level 2 securities AFS consists of senior interests in third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. At September 30, 2011, the Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. In the first quarter of 2011, the Company sold the remaining securities within trading assets that were received upon the liquidation of one of the Company’s SIV investments, which included $21 million of CDO securities. Additionally, the Company’s $20 million retained interest in a structured participation of commercial loans was liquidated through the exercise of the Company’s clean up call. For the ARS CDOs classified as level 3 trading assets, increases in the value of these interests during the nine months ended September 30, 2011 were due primarily to a steady recovery in the broader CDO market during the first six months of 2011; offset by a deterioration in the collateral of certain interests during the three months ended September 30, 2011. Although market conditions have improved, the auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments.
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
Level 3 equity securities classified as trading include nonmarketable preferred shares in municipal funds issued as ARS that the Company has purchased since the auction rate market began failing in February 2008. The fair value of ARS recorded in trading equity securities declined to $7 million as of September 30, 2011 compared to $123 million as of December 31, 2010 due to issuer redemptions. During the three and nine months ended September 30, 2011, the Company recognized gains of $1 million and $13 million, respectively, from redemptions of these ARS at par. At September 30, 2011, the issuer had called the remaining equity ARS and all have been subsequently redeemed.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Level 3 equity securities classified as securities AFS include, as of September 30, 2011, $562 million of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of par value. During the nine months ended September 30, 2011, the FHLB of Atlanta repurchased $127 million of its stock, which accounts for the decline in level 3 AFS equity securities during the period.

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
The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 years and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At September 30, 2011 and December 31, 2010, The Agreements’ combined fair value was a liability of $146 million and $145 million, respectively.
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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At September 30, 2011 and December 31, 2010, the Company had outstanding $1.4 billion and $972 million, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to

Notes to Consolidated Financial Statements (Unaudited)-Continued

reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At September 30, 2011 and December 31, 2010, $256 million and $381 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans and Loans Held for Sale
Residential LHFS
The Company recognized at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chooses to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings when earned or incurred. The servicing value, which had been recorded as MSRs at the time the loan was sold, is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production income.
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
For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2011, the Company recognized losses in the Consolidated Statements of Income of $4 million and $14 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and nine months ended September 30, 2010, the Company recognized losses in the Consolidated Statements of Income of $4 million and $16 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
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
LHFI
Level 3 loans include $3 million of fair value loans that were acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of

Notes to Consolidated Financial Statements (Unaudited)-Continued

these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral. Additionally, level 3 LHFI primarily include $449 million of mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates.

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
During the three and nine months ended September 30, 2011, the Company transferred $95 million and $149 million, respectively, of IRLCs out of level 3 as the associated loans were closed, compared to $137 million and $267 million, during the same periods in 2010, respectively.
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
For brokered deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized gains of $13 million and $1 million for the three and nine months ended September 30, 2011, respectively, and losses of $47 million and $40 million for the three and nine months ended September 30, 2010, respectively, due to changes in its own credit spread on its brokered deposits carried at fair value.
Long-term debt
The Company has elected to carry at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt was level 2. The election to fair value the debt was made in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt carried at fair value impacts earnings mainly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were gains of $57 million and $43 million for the three and nine months ended September 30, 2011, respectively, and losses of $69 million and $86 million for the three and nine months ended September 30, 2010, respectively.
The Company also carries approximately $285 million of issued securities contained in a consolidated CLO at fair value in order to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other LHFS”.

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

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2011	Included in earnings (sold or settled)		OCI		Purchases	Sales	Settlements	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2011	Included in earnings (held at September 30, 2011) [1]
Assets
Trading assets
MBS - private	$2	$—		$—		$—	$—	($1)	$—	$—	$—	$1	$—
CDO/CLO securities	42	(6)	[2]	—		6	—	—	—	—	—	42	(6)
ABS	5	—		—		—	—	—	—	—	—	5	—
Equity securities	13	1		—		—	—	(7)	—	—	—	7	1
Total trading assets	62	(5)	[3]	—		6	—	(8)	—	—	—	55	(5)	[3]
Securities AFS
U.S. states and political subdivisions	68	1		—		—	(4)	(3)	—	—	—	62	—
MBS - private	311	—		(9)		—	—	(15)	—	—	—	287	—
ABS	19	—		(2)		—	—	(1)	—	—	—	16	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	597	—		—		—	—	(34)	—	—	—	563	—
Total securities AFS	1,000	1	[4]	(11)		—	(4)	(53)	—	—	—	933	—	[4]
LHFS	3	—		—		—	(1)	—	(3)	3	—	2	—
LHFI	449	16		—		—	—	(12)	(1)	—	—	452	14	[7]
Other assets/(liabilities), net	12	145		—		—	—	1	(95)	—	—	63	—
Liabilities
Derivative contracts	(154)	—		8	[8]	—	—	—	—	—	—	(146)	—

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings (sold or settled)		OCI		Purchases	Sales	Settlements	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2011	Included in earnings (held at September 30, 2011) [1]
Assets
Trading assets
MBS - private	$6	$2		$—		$—	($5)	($2)	$—	$—	$—	$1	$—
CDO/CLO securities	53	25	[2]	—		6	(21)	(1)	(20)	—	—	42	11
ABS	27	9		—		—	(31)	—	—	—	—	5	2
Equity securities	123	13		—		—	—	(129)	—	—	—	7	1
Total trading assets	209	49	[3]	—		6	(57)	(132)	(20)	—	—	55	14	[3]
Securities AFS
U.S. states and political subdivisions	74	2		1		—	(4)	(11)	—	—	—	62	—
MBS - private	347	(3)		—		—	—	(57)	—	—	—	287	(3)
ABS	20	—		(1)		—	—	(3)	—	—	—	16	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	690	—		—		—	—	(127)	—	—	—	563	—
Total securities AFS	1,136	(1)	[4]	—		—	(4)	(198)	—	—	—	933	(3)	[4]
LHFS
Residential loans	2	(1)	[5]	—		—	(15)	(1)	—	19	(2)	2	—
Corporate and other loans	5	(1)	[6]	—		—	—	—	(4)	—	—	—	—
LHFI	492	16		—		—	—	(46)	(10)	—	—	452	13	[7]
Other assets/(liabilities), net	(24)	229		—		—	—	7	(149)	—	—	63	—
Liabilities
Derivative contracts	(145)	1		(2)	[8]	—	—	—	—	—	—	(146)	1

1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2011.
2 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 14, "Contingencies."
3 Amounts included in earnings are recorded in trading account profits and commissions.
4 Amounts included in earnings are recorded in net securities gains.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
6 Amounts included in earnings are recorded in other noninterest income.
7 Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits and commissions.
8 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 11, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Beginning balance July 1, 2010	Included in earnings (sold or settled)		OCI		Purchases, sales, issuances, settlements, maturities, paydowns, net	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2010	Included in earnings (held at September 30, 2010) [1]
Assets
Trading assets
U.S. states and political subdivisions	$9	$—		$—		$—	$—	$—	$—	$9	$—
MBS - private	3	1		—		(1)	—	—	—	3	—
CDO/CLO securities	117	13		—		(7)	—	—	—	123	12
ABS	48	(1)		—		8	(14)	—	—	41	(1)
Equity securities	120	—		—		—	—	—	—	120	—
Derivative contracts	128	2		(125)	[2]	—	—	—	—	5	—
Total trading assets	425	15	[3]	(125)		—	(14)	—	—	301	11	[3]
Securities AFS
U.S. states and political subdivisions	125	1		1		(6)	—	—	—	121	—
MBS - private	365	—		19		(20)	—	—	—	364	—
ABS	108	—		2		18	—	—	—	128	—
Corporate and other debt securities	5	—		—		—	—	—	—	5	—
Other equity securities	705	—		—		(24)	—	—	—	681	—
Total securities AFS	1,308	1	[5]	22		(32)	—	—	—	1,299	—
LHFS
Residential loans	104	(4)	[6]	—		(10)	(71)	42	(2)	59	(5)	[6]
Corporate and other loans	5	—		—		—	—	—	—	5	—
LHFI	411	5	[8]	—		(10)	68	—	(2)	472	3	[8]
Other assets/(liabilities), net	53	164	[6]	—		—	(137)	—	—	80	—

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	Beginning balance January 1, 2010	Included in earnings (sold or settled)		OCI		Purchases, sales, issuances, settlements, maturities, paydowns, net	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2010	Included in earnings (held at September 30, 2010) [1]
Assets
Trading assets
U.S. states and political subdivisions	$7	$—		$—		$2	$—	$—	$—	$9	($1)
MBS - private	6	—		—		(3)	—	—	—	3	(1)
CDO/CLO securities	175	30		—		(82)	—	—	—	123	24
ABS	51	2		—		2	(14)	—	—	41	(1)
Equity securities	151	4		—		(35)	—	—	—	120	—
Derivative contracts	—	9		(4)	[2]	—	—	—	—	5	—
Total trading assets	390	45	[3]	(4)		(116)	(14)	—	—	301	21	[1]
Securities AFS
U.S. states and political subdivisions	132	1		(1)		(11)	—	—	—	121	—
MBS - private	378	(2)		53		(65)	—	—	—	364	(2)
ABS	102	1	[4]	(5)		30	—	—	—	128	—
Corporate and other debt securities	5	—		—		—	—	—	—	5	—
Other equity securities	705	—		—		(24)	—	—	—	681	—
Total securities AFS	1,322	—	[5]	47		(70)	—	—	—	1,299	(2)	[5]
LHFS
Residential loans	142	1	[6]	—		(80)	(67)	66	(3)	59	(10)	[6]
Corporate and other loans	9	(2)	[7]	—		(2)	—	—	—	5	(2)	[7]
LHFI	449	10	[8]	—		(35)	51	—	(3)	472	9	[8]
Other assets/(liabilities), net	(35)	376	[6]	—		6	(267)	—	—	80	—
Liabilities
Derivative contracts	(46)	—		46	[2]	—	—	—	—	—	—

1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at September 30, 2010.
2 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 11, “Derivative Financial Instruments.”
3 Amounts included in earnings are recorded in trading account profits/(losses) and commissions.
4 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 14, "Contingencies."
5 Amounts included in earnings are recorded in net securities gains.
6 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
7 Amounts included in earnings are recorded in other noninterest income.
8 Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading account profits and commissions.
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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at September 30, 2011, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$567	$—	$501	$66	$1
LHFI	144	—	—	144	16
OREO	509	—	358	151	(126)
Other Assets	43	—	28	15	(14)
		Fair Value Measurement at December 31, 2010, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$333	$—	$142	$191	$—
LHFI	85	—	—	85	(15)
OREO	596	—	553	43	(116)
Affordable Housing	357	—	—	357	—
Other Assets	130	—	90	40	(20)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, based on the class as determined by the nature and risks of the instrument.
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
During the nine months ended September 30, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. Of these transferred loans, $34 million were sold at approximately their carrying value during the nine months ended September 30, 2011; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale. The Company executed a similar transfer of $160 million in NPLs during the nine months ended September 30, 2010; these loans were subsequently sold at prices approximating fair value.
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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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
Affordable Housing
The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the three and nine months ended September 30, 2011, there were no impairments recognized. For the three and nine months ended September 30, 2010, the Company recorded no impairment charges and $5 million in impairment charges, respectively, on its consolidated affordable housing partnership investments.
Other Assets
Other assets consist of private equity investments, structured leasing products, other repossessed assets, and assets under operating leases where the Company is the lessor.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the three and nine months ended September 30, 2011, the Company recorded $1 million and $5 million in impairment charges, respectively, on its private equity partnership investments. During the three and nine months ended September 30, 2010, the Company recorded $1 million and $3 million, respectively, in impairment charges on its private equity partnership investments.
Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recognized at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the three and nine months ended September 30, 2011, there were no impairments recognized. During the three and nine months ended September 30, 2010, the Company recorded no impairment charges and $2 million in impairment charges, respectively, on these assets.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three and nine months ended September 30, 2011, the Company recorded no impairment charges and $1 million in impairment charges, respectively, on these assets. During the three and nine months ended September 30, 2010, the Company recorded $1 million and $8 million, respectively, in impairment charges, on these assets.
The Company monitors the fair value of assets under operating leases, where the Company is the lessor, and records impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three and nine months ended September 30, 2011, the Company recorded $2 million and $3 million in impairment charges, respectively, attributable to the fair value of various personal property under operating leases. During the three and nine months ended September 30, 2010, the Company recorded no impairment charges and $11 million in impairment charges, respectively, attributable to the fair value of various personal property under operating leases.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	September 30, 2011			December 31, 2010
(Dollars in millions)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,500	$5,500	(a)	$5,378	$5,378	(a)
Trading assets	6,288	6,288	(b)	6,175	6,175	(b)
Securities AFS	27,502	27,502	(b)	26,895	26,895	(b)
LHFS	2,243	2,247	(c)	3,501	3,501	(c)
LHFI	117,475	117,475		115,975	115,975
Interest/credit adjustment on LHFI	(2,600)	(2,745)		(2,974)	(3,823)
LHFI, as adjusted for interest/credit risk	114,875	114,730	(d)	113,001	112,152	(d)
Market risk/liquidity adjustment on LHFI	—	(5,401)		—	(3,962)
LHFI, fully adjusted	$114,875	$109,329	(d)	$113,001	$108,190	(d)
Financial liabilities
Consumer and commercial deposits	$123,933	$124,323	(e)	$120,025	$120,368	(e)
Brokered deposits	2,283	2,301	(f)	2,365	2,381	(f)
Foreign deposits	35	35	(f)	654	654	(f)
Short-term borrowings	6,232	6,224	(f)	5,821	5,815	(f)
Long-term debt	13,544	13,207	(f)	13,648	13,191	(f)
Trading liabilities	1,735	1,735	(b)	2,678	2,678	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)
Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Securities AFS, trading assets, and trading liabilities that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value as of September 30, 2011 and December 31, 2010, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of September 30, 2011 and December 31, 2010, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

NOTE 13 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of September 30, 2011, approximately $8.3 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At September 30, 2011, the total loss exposure ceded to the Company was approximately $320 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $50 million. Of this amount, $41 million of losses have been reserved for as of September 30, 2011, reducing the Company’s net remaining loss exposure to $9 million. The reinsurance reserve was $148 million as of December 31, 2010. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2010, as well as the relinquishment of one trust during the second quarter of 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $9 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $9 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $6 million and $20 million for the three and nine months ended September 30, 2011, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2010, respectively, is reported as part of noninterest income. The related provision for losses, which totaled $5 million and $18 million for the three and nine months ended September 30, 2011, respectively and $7 million and $25 million for the three and nine months ended September 30, 2010, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 11, “Derivative Financial Instruments”).

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

As of September 30, 2011 and December 31, 2010, the maximum potential amount of the Company’s obligation was $5.5 billion and $6.4 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $106 million and $109 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2011 and December 31, 2010, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation.

Notes to Consolidated Financial Statements (Unaudited)-Continued

If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses.”
Loan Sales
STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors, as well as a limited amount of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. These representations and warranties may extend through the life of the mortgage loan; however, most demands occur within the first years of origination. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to September 30, 2011, which totaled $239.8 billion at the time of sale, consisting of $184.5 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $25.0 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of September 30, 2011 is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	Total
GSE[1]	$4.8	$5.7	$11.0	$12.1	$27.3	$15.4	$11.5	$87.8
Ginnie Mae[1]	0.7	0.5	0.5	2.5	5.8	4.2	2.3	16.5
Non-agency	4.1	6.0	4.8	—	—	—	—	14.9
Total	$9.6	$12.2	$16.3	$14.6	$33.1	$19.6	$13.8	$119.2

1 Balances based on loans serviced by the Company.
Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representation and warranties have been made related to these sales, they differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and, in addition to identifying a representation or warranty breach, non-agency investors are generally required to demonstrate that the breach was material and directly related to the cause of default. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences are limited and no repurchase liability has been recorded for loans sold to Ginnie Mae.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years and more recently during the current quarter. Repurchase request volume was $1.1 billion during the nine months ended September 30, 2011 and $1.1 billion, $1.1 billion, and $557 million during the years ended 2010, 2009, and 2008, respectively, and on a cumulative basis since 2005 has been $4.6 billion. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors; repurchase requests from non-agency investors were $47 million during the nine months ended September 30, 2011 and $55 million, $99 million, and $148 million during the years ended 2010, 2009, and 2008, respectively. Additionally, repurchase requests related to loans originated in 2006 and 2007 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests, and demands have been contested to the extent they are not considered valid. At September 30, 2011, the unpaid

Notes to Consolidated Financial Statements (Unaudited)-Continued

principal balance of loans related to unresolved requests previously received from investors was $490 million, comprised of $462 million from the GSEs and $28 million from non-agency investors. Comparable amounts at December 31, 2010, were $293 million, comprised of $264 million from the GSEs and $29 million from non-agency investors.
As of September 30, 2011 and December 31, 2010, the liability for contingent losses related to loans sold totaled $282 million and $265 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income. STM does not maintain any legal reserves with respect to mortgage repurchase activity because there is currently no litigation outstanding. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchase losses:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Balance at beginning of period	$299	$256	$265	$200
Repurchase provision	117	95	287	371
Charge-offs	(134)	(81)	(270)	(301)
Balance at end of period	$282	$270	$282	$270

During the nine months ended September 30, 2011 and 2010, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $488 million and $512 million, respectively, related to investor demands. As of September 30, 2011 and December 31, 2010, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $199 million and $153 million, respectively, of which $100 million and $86 million, respectively, were nonperforming.
As of September 30, 2011, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. STM also maintains a liability for contingent losses related to MSR sales, which totaled $7 million and $6 million as of September 30, 2011 and December 31, 2010, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities until the contingency is resolved; whereas, arrangements entered into subsequent to that date are recorded as liabilities at the fair value of the contingent payment. The potential obligation associated with these arrangements was $11 million and $5 million as of September 30, 2011 and December 31, 2010, respectively, of which $10 million and $3 million were recorded as a liability representing the fair value of the contingent payments as of September 30, 2011 and December 31, 2010, respectively. If required, these contingent payments will be payable at various times over the next three years.
Visa
The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of September 30, 2011, Visa had funded $6.5 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial

Notes to Consolidated Financial Statements (Unaudited)-Continued

institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The amount of compensation is a function of the 3.2 million shares sold to the Counterparty, the change in conversion rate, and Visa’s share price. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of September 30, 2011 the conversion factor had decreased to 0.4881 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Counterparty of $7 million, $17 million, and $10 million during 2011, 2010, and 2009, respectively. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate impact to the Company could be significantly higher or lower than the $16 million and $23 million recorded as of September 30, 2011 and December 31, 2010, respectively.
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

NOTE 14 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are subject to regulatory examinations, investigations, and requests for information, and are also parties to numerous civil claims and lawsuits. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on novel or unsubstantiated legal theories, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. On a case-by-case basis, however, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where an estimate is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $160 million to $260 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following appends and updates certain litigation and regulatory matters disclosed in Note 21, “Contingencies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Auction Rate Securities Investigations and Claims
FINRA Auction Rate Securities Investigation
In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. Beginning in late 2008, the Company moved forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement

Notes to Consolidated Financial Statements (Unaudited)-Continued

with FINRA as well as certain other investors not addressed by the agreement. In 2010, FINRA notified the Company that it had completed its investigation and that it intended to recommend that charges be filed against both STRH and STIS. Both STRH and STIS subsequently have entered into settlement agreements with FINRA under which each firm will be assessed a fine and be required to provide certain other relief, but neither firm will be required to repurchase any additional ARS. These agreements have been approved by FINRA and are final and related fines totaling $5 million have been paid. Since 2008, the Company has purchased ARS with par amounts totaling $617 million as a result of the FINRA investigation and recognized cumulative losses through September 30, 2011 of $112 million. During the first quarter of 2011, the Company completed these ARS purchases. The fair value of the remaining ARS purchased pursuant to the settlement, net of sales, redemptions and calls, is approximately $43 million and $147 million in trading securities and $104 million and $128 million in securities AFS, at September 30, 2011 and December 31, 2010, respectively. The losses related to the FINRA agreement were accrued in 2008; however, during the three months ended September 30, 2011 and 2010, the Company recognized a loss of $1 million and a gain of $2 million relating to these ARS, respectively, and gains of $34 million and $10 million during the nine months ended September 30, 2011 and 2010, respectively. Gain and loss amounts are comprised of net trading gains and net securities gains resulting primarily from sales, calls, and redemptions of both trading securities and securities AFS that were purchased from investors, as well as, net mark to market gains on positions that continue to be held by the Company. Due to the pass-through nature of these security purchases, gains and losses are included in the Corporate Other and Treasury segment.

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
Additionally, the Company was threatened with litigation by the bankruptcy trustee representing the estates of LFG and LES related to the purchase of ARS by LES through STRH. The total par amount of ARS bought through STRH and held by LES at the time of the collapse of the auction rate market in February 2008 was approximately $152 million. The parties settled this dispute for $14 million, which has been paid to the claimant.

Other ARS Claims
Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through these entities. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts. The majority of these claims were settled during the nine months ended September 30, 2011. The Company reserved $7 million and $24 million as of September 30, 2011 and December 31, 2010, respectively, for estimated probable losses related to remaining other ARS claims. Losses related to the other ARS claims have been recognized in trading account profits/(losses) and commissions in the Consolidated Statements of Income.

Overdraft Fee Cases
The Company has been named as a defendant in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in

Notes to Consolidated Financial Statements (Unaudited)-Continued

overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment, “as well as” all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court has since denied SunTrust's motion to compel arbitration for different reasons and SunTrust is in the process of appealing this decision to the Eleventh Circuit.
The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration and that motion is pending.

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina
STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. Count One involves a common reason for denial of claims by UGRIC for a group of loans. Count Two involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, whether ongoing premium obligations exist after any caps are met, and the potential to accelerate any premiums that may be owed if UGRIC prevails on its counterclaim. UGRIC later disclaimed its argument for acceleration of premiums. The Court granted STM’s motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. Count Two has been stayed pending final resolution of Count One. On September 13, 2011, the Court added $5 million to the judgment involving STM's claims for fees on certain issues. On UGRIC’s counterclaim, the Court agreed that UGRIC’s interpretation was correct regarding STM’s continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches, and consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met. UGRIC has stated that it intends to appeal the Court's rulings.

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

Krinsk v. SunTrust Bank
This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in the U.S. District Court for the Middle District of Florida as a putative class action. The Court dismissed portions of Plaintiff’s first complaint, and she subsequently filed an amended complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion seeking to certify a class of all Florida borrowers. The Company filed its answer to the complaint, has opposed class certification, and has filed a motion to compel arbitration. The Court denied the motion to compel arbitration and this decision was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit reversed the District Court's ruling that SunTrust had waived its right to compel arbitration and remanded the case back to the District Court to decide the merits of SunTrust's motion to compel arbitration.

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust Securities Class Action Litigation
Beginning in May 2009, the Company, STRH, SunTrust Capital IX, officers and directors of the Company, and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, Defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision. The Company filed a motion to dismiss the amended complaint on March 21, 2011. The District Court denied the motion to dismiss as to Plaintiff's claims that the Company misrepresented the adequacy of its loan loss reserves for 2007 but dismissed all other claims against the Company and limited discovery in the initial stages of the case to the question of SunTrust's subjective belief as to the adequacy of those reserves at the time of the offering.

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

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards and credit quality. On August 28, 2009, The Colonial BancGroup filed for bankruptcy. The Defendants’ motion to dismiss was denied in May 2010, but the Court subsequently has ordered Plaintiffs to file an amended complaint. This amended complaint has been filed and the defendants have filed a motion to dismiss.

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

Consent Order with the Federal Reserve
On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by STM, to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement or adjustment. Additionally, borrowers who had a residential foreclosure action pending during this two year review period will be solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations, or other deficiencies in the foreclosure process. Under the terms of the Consent Order, SunTrust Bank and STM also agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential

Notes to Consolidated Financial Statements (Unaudited)-Continued

mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential foreclosure loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and we have begun implementation of recommended enhancements. The full text of the Consent Order is available on the Federal Reserve’s website and was filed as Exhibit 10.11 to the Company's Form 10-Q report for the period ended June 30, 2011.
The Company completed an internal review of STM’s residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes. The Consent Order requires the Company to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period will be solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. Until the results of that review are known, the Company cannot reasonably estimate financial reimbursements or adjustments. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it believed monetary sanctions would be appropriate and it planned to announce monetary sanctions. The Federal Reserve has not made any further announcements nor has it provided the Company with information related to timing or amount of these potential monetary sanctions. Consequently, the amount cannot be reasonably estimated, and therefore, no accrual has been made.

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

Putative ERISA Class Actions
Company Stock Class Action
Beginning in July 2008, the Company, officers and directors of the Company, and certain other Company employees were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering the Company's common stock as an investment option in the SunTrust Banks, Inc. 401(k) Plan (the “Plan”). The plaintiffs purport to represent all current and former Plan participants who held the Company stock in their Plan accounts from May 2007 to the present and seek to recover alleged losses these participants supposedly incurred as a result of their investment in Company stock.
The Company Stock Class Action was originally filed in the U.S. District Court for the Southern District of Florida, but was transferred to the United States District Court for the Northern District of Georgia, Atlanta Division, (the “District Court”) in November 2008.
On October 26, 2009, an amended complaint was filed. On December 9, 2009, defendants filed a motion to dismiss the amended complaint. On October 25, 2010, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint. Defendants and plaintiffs filed separate motions for the District Court to certify its October 25, 2010 order for immediate interlocutory appeal. On January 3, 2011, the District Court granted both motions.
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. On September 6, 2011, briefing in the separate appeals concluded. The Circuit Court has not set a date for oral arguments.

Mutual Funds Class Action
On March 11, 2011, the Company, officers and directors of the Company, and certain other Company employees were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these

Notes to Consolidated Financial Statements (Unaudited)-Continued

Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds.
The Affiliated Funds Class Action is pending in the United States District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint. On June 20, 2011, defendants filed a motion to dismiss the amended complaint. On July 25, 2011, briefing on the motion to dismiss concluded, and the motion remains pending.

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
For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•
Net interest income – All net interest income is presented on a FTE basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to corporate balance sheet management strategies.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,821	$25,242	$7,557	$23,990	$33,159	$8,370	$31,389	$1,548	$172,076
Average total liabilities	76,820	20,541	1,535	17,857	3,705	12,812	16,235	2,571	152,076
Average total equity	—	—	—	—	—	—	—	20,000	20,000
Net interest income	$640	$159	$34	$126	$121	$105	$132	($54)	$1,263
FTE adjustment	—	26	—	1	—	—	1	2	30
Net interest income - FTE [1]	640	185	34	127	121	105	133	(52)	1,293
Provision for credit losses [2]	181	11	133	(3)	144	26	—	(145)	347
Net interest income/(loss) after provision for credit losses	459	174	(99)	130	(23)	79	133	93	946
Total noninterest income	286	67	25	109	115	202	103	(4)	903
Total noninterest expense	654	123	100	139	318	235	(2)	(7)	1,560
Income/(loss) before provision/(benefit) for income taxes	91	118	(174)	100	(226)	46	238	96	289
Provision/(benefit) for income taxes [3]	33	42	(85)	36	(88)	19	80	38	75
Net income/(loss) including income attributable to noncontrolling interest	58	76	(89)	64	(138)	27	158	58	214
Net income/(loss) attributable to noncontrolling interest	—	—	—	—	—	(4)	2	1	(1)
Net income/(loss)	$58	$76	($89)	$64	($138)	$31	$156	$57	$215

	Three Months Ended September 30, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,105	$24,633	$10,395	$20,900	$34,556	$8,941	$33,321	$148	$171,999
Average total liabilities	74,945	19,159	1,467	16,478	4,135	11,723	18,742	2,259	148,908
Average total equity	—	—	—	—	—	—	—	23,091	23,091
Net interest income	$630	$142	$38	$98	$123	$97	$117	($7)	$1,238
FTE adjustment	—	26	—	—	—	—	2	—	28
Net interest income - FTE [1]	630	168	38	98	123	97	119	(7)	1,266
Provision for credit losses [2]	229	23	156	—	265	15	—	(73)	615
Net interest income/(loss) after provision for credit losses	401	145	(118)	98	(142)	82	119	66	651
Total noninterest income	278	62	21	196	272	196	24	(2)	1,047
Total noninterest expense	623	107	120	121	296	233	1	(2)	1,499
Income/(loss) before provision/(benefit) for income taxes	56	100	(217)	173	(166)	45	142	66	199
Provision/(benefit) for income taxes [3]	20	37	(103)	64	(63)	16	44	27	42
Net income/(loss) including income attributable to noncontrolling interest	36	63	(114)	109	(103)	29	98	39	157
Net income attributable to noncontrolling interest	—	—	—	—	—	1	2	1	4
Net income/(loss)	$36	$63	($114)	$109	($103)	$28	$96	$38	$153
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Nine Months Ended September 30, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$40,752	$25,113	$8,230	$22,651	$33,681	$8,489	$31,348	$1,622	$171,886
Average total liabilities	76,582	20,459	1,479	17,620	3,487	12,658	16,058	2,682	151,025
Average total equity	—	—	—	—	—	—	—	20,861	20,861
Net interest income	$1,897	$456	$105	$360	$362	$305	$379	($93)	$3,771
FTE adjustment	—	76	1	2	—	—	5	—	84
Net interest income - FTE [1]	1,897	532	106	362	362	305	384	(93)	3,855
Provision for credit losses [2]	593	49	353	(1)	520	54	(1)	(381)	1,186
Net interest income/(loss) after provision for credit losses	1,304	483	(247)	363	(158)	251	385	288	2,669
Total noninterest income	830	191	73	477	271	624	254	(22)	2,698
Total noninterest expense	1,936	358	316	433	847	710	(11)	(22)	4,567
Income/(loss) before provision/(benefit) for income taxes	198	316	(490)	407	(734)	165	650	288	800
Provision/(benefit) for income taxes [3]	72	114	(242)	149	(283)	61	236	113	220
Net income/(loss) including income attributable to noncontrolling interest	126	202	(248)	258	(451)	104	414	175	580
Net income attributable to noncontrolling interest	—	—	—	—	—	—	7	—	7
Net income/(loss)	$126	$202	($248)	$258	($451)	$104	$407	$175	$573

	Nine Months Ended September 30, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,856	$25,039	$11,171	$19,597	$34,627	$8,974	$32,557	$748	$171,569
Average total liabilities	74,411	19,864	1,667	15,272	3,581	11,449	20,040	2,702	148,986
Average total equity	—	—	—	—	—	—	—	22,583	22,583
Net interest income	$1,870	$408	$124	$272	$331	$280	$350	($48)	$3,587
FTE adjustment	—	80	—	1	—	—	8	—	89
Net interest income - FTE [1]	1,870	488	124	273	331	280	358	(48)	3,676
Provision for credit losses [2]	765	88	344	37	956	44	—	(96)	2,138
Net interest income/(loss) after provision for credit losses	1,105	400	(220)	236	(625)	236	358	48	1,538
Total noninterest income	857	173	61	449	397	578	193	(11)	2,697
Total noninterest expense	1,850	335	324	352	812	672	29	(12)	4,362
Income/(loss) before provision/(benefit) for income taxes	112	238	(483)	333	(1,040)	142	522	49	(127)
Provision/(benefit) for income taxes [3]	39	87	(242)	123	(395)	52	170	25	(141)
Net income/(loss) including income attributable to noncontrolling interest	73	151	(241)	210	(645)	90	352	24	14
Net income attributable to noncontrolling interest	—	—	—	—	1	1	7	—	9
Net income/(loss)	$73	$151	($241)	$210	($646)	$89	$345	$24	$5
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Comprehensive income:
Net income	$215	$153	$573	$5
OCI:
Change in unrealized gains on securities, net of taxes	173	257	294	472
Change in unrealized gains on derivatives, net of taxes	182	61	129	438
Change related to employee benefit plans	4	2	(13)	85
Total comprehensive income	$574	$473	$983	$1,000

The components of AOCI were as follows:

(Dollars in millions)	September 30, 2011	December 31, 2010
Unrealized net gain on AFS securities	$1,820	$1,526
Unrealized net gain on derivative financial instruments	661	532
Employee benefit plans	(455)	(442)
Total AOCI	$2,026	$1,616

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements
This report may contain forward-looking statements. Statements regarding: (i) future levels of our net interest margin, net charge-offs, NPLs, mortgage repurchase requests, credit-related expenses, the ALLL, provision for credit losses and the favorable impact that sequentially lower provision expense contributes to net income available to common shareholders; (ii) the expected impact of regulatory changes on our revenues, including the costs and effects of reviewing and enhancing our mortgage loan servicing, loss mitigation and foreclosure processes and activities, and including the effect upon the rates and fees we charge for our products, and our expectations regarding our ability to offset such effect; (iii) the amount of and timing of future expense reductions and revenue increases and the future level of our efficiency ratio; (iv) our ability to realize our deferred tax assets; (v) future changes in the rate of early stage delinquencies; (vi) future default frequencies; and (vii) the future performance and size of our loan and investment portfolios, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, and in this report, and also include those risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; concerns over market volatility continue; the Dodd-Frank Act makes fundamental changes in the regulation of the financial services industry, some of which may adversely affect our business; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; emergency measures designed to stabilize the U.S. banking system are beginning to wind down; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural or man-made disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; the soundness of other financial institutions could adversely affect us; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, our operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

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
The following analysis of our financial performance for the three and nine months ended September 30, 2011 should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the September 30, 2011 presentation. In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW
Economic and regulatory
During the quarter, the economic recovery remained slow and uncertain, with unemployment remaining high, the U.S. housing market continuing to show signs of weakness, and consumer confidence remaining low. Unemployment, remaining above 9%, held relatively steady compared to the prior quarter and was slightly lower than year end. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties, home prices remaining under pressure, construction on new single-family homes remaining at low levels, and sales of existing homes remaining weak. Consumer confidence remained near its lowest level in two years as consumer spending increased at only a moderate pace due in part to inflationary pressures that included elevated commodity prices. Additionally, the financial markets witnessed high levels of volatility due to the economic uncertainty, the long-term U.S. debt downgrade by S&P, and the European debt crisis.
Amidst the slumping economic conditions and U.S. debt downgrade, the Federal Reserve indicated that key interest rates will remain at exceptionally low levels, potentially through mid-2013, and announced a new plan to keep longer-term rates low and stimulate the economy by selling a total of $400 billion in short-term U.S. Treasuries and purchasing the same amount of longer-term U.S. Treasuries through June 2012. Additionally, the Federal Reserve announced that it would support conditions in the mortgage markets by reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS. Despite the uncertainty surrounding the recovery, the Federal Reserve maintained a forecast for stable longer-term inflation expectations and gradual economic recovery.
During the quarter, we expanded our deposit product offerings, in response to revisions to Regulation Q, to include payment of interest on business demand deposits. As expected, the interest paid during the quarter on these products was nominal, and we expect that to continue. Conversely, during the fourth quarter, the Federal Reserve's final rules related to debit card interchange fees will become effective, and we believe the impact to our results will be more material than the Regulation Q changes. These rules will limit the amount of interchange fee income that can be received for electronic debit transactions, and we currently believe the impact of this rule may decrease our interchange revenue by about 50%, or approximately $45 million to $50 million per quarter. We continue to expect to mitigate about 50% of the approximately $300 million combined annual revenue reductions from Regulation E and rules related to debit card interchange fees. However, these mitigating actions are not expected to impact revenue until late 2012 and 2013, and inherent in this expectation is our ability to charge certain deposit-related fees for value-added services we provide. See additional discussion in the “Noninterest Income” section of this MD&A.
The work required to comply with the Federal Reserve’s Consent Order is continuing. We currently anticipate modest increases in certain expenses, namely personnel and consulting, as we implement and comply with the provisions of the Consent Order. We are actively evaluating other proposed rules and regulations, and as they emerge from the various stages of implementation and promulgation, we expect to be in a position to comply with new requirements and take appropriate actions as warranted. See additional discussion related to the Consent Order in Note 14, "Contingencies", to the Consolidated Financial Statements in this Form 10-Q and in the "Nonperforming Assets" section of this MD&A.
Capital
During the first quarter of 2011, the Federal Reserve completed its CCAR for the nineteen largest U.S. bank holding companies. Upon completion of their review, the Federal Reserve did not object to the capital plan that we submitted. As a result, we initiated and completed certain elements of our capital plan, including issuing $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the CPP in November and December, 2008. The repurchase of the preferred stock will eliminate approximately $265 million in annual preferred dividend payments and discount accretion that has been negatively affecting our earnings the past two years. Additionally, by keeping our shareholders’ best interest in mind and demonstrating a patient and deliberate approach to TARP repayment, we believe that we successfully lessened the impact to our shareholders by issuing less common stock than what would have been required had we chosen to repay earlier.
Our capital remained strong at September 30, 2011, and the level of common equity was significantly bolstered as a result of the successful common equity raise in the first quarter of 2011. Our Tier 1 common equity ratio increased to 9.31% compared to 8.08% at December 31, 2010 primarily as a result of the common equity raise. Meanwhile, as a result of the change in our equity mix due to the repurchase of the preferred stock issued to the U.S. Treasury and repurchase of trust preferred securities, as well as the impact of loan growth in risk-weighted assets, our Tier 1 capital ratio declined to 11.10%, compared to 13.67% at December 31, 2010. At December 31, 2010, our Tier 1 capital ratio, excluding TARP, was 10.08%. Our total capital ratio at September 30 was 13.91% compared to 16.54% at December 31, 2010. Overall, our capital remains well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards.
Consistent with our desire to take actions that will positively benefit our shareholders, we made decisions during the quarter that increased the return of capital to our shareholders. First, our Board approved an increase in the quarterly common stock dividend to $0.05 per share. Second, when the U.S. Treasury auctioned our common stock warrants, we repurchased and retired approximately 4 million of the 17.9 million common stock warrants auctioned. With strong capital, ample liquidity, and improved earnings, we believe that we are well-positioned for long-term growth. See additional discussion of our liquidity and capital position in the “Liquidity Risk” and “Capital Resources” sections of this MD&A.
Financial performance
Continuing to build on the positive momentum achieved during the first half of 2011, our net income and EPS improved during the third quarter. Our continued focus on serving our clients and managing our core business to drive improved bottom line results, together with improved credit quality, resulted in net income available to common shareholders during the current quarter of $211 million, or $0.39 per average common diluted share, which compares favorably to the net income available to common shareholders of $84 million, or $0.17 per average common diluted share, during the third quarter of 2010. Third quarter 2011 results were improved over the same period in 2010 due primarily to a lower provision for credit losses, higher net interest income, and the absence of preferred dividends paid to the U.S. Treasury. Net income available to common shareholders also improved compared to the second quarter’s results of $174 million and the first quarter's results of $38 million. The current quarter’s results, when compared to the prior quarter, were driven by a lower provision for credit losses. Net income available to common shareholders for the nine months ended September 30, 2011 was $424 million compared to a loss of $201 million during the same period in 2010. The improvement during the nine month period is primarily related to lower provision for credit losses, higher total revenue, and a reduction in preferred dividends paid to the U.S. Treasury. During the three and nine month periods ended September 30, 2011, improved credit quality resulted in the decreases of 44% and 45%, respectively, in our provision for credit losses compared to the same periods in the prior year and were a significant driver of the increase in our net income available to common shareholders. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods. As we look towards the future, we continue to invest in teammate engagement, client loyalty, and growth in primary relationships that we believe will drive market share growth and, ultimately, higher levels of profitability and improved financial performance for our shareholders.

Our asset quality metrics improved this quarter, primarily due to favorable trends in the Commercial loan portfolio, with improvements in the provision for loan losses, net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. At September 30, 2011, the ALLL remains elevated by historical standards at 2.22% of total loans but declined 36 basis points compared to December 31, 2010, in part due to a $374 million decrease in the ALLL, and declined by 18 basis points since the second quarter of 2011. The improvement in credit quality drove a 12% and 44% decrease in the provision for loan losses compared to the second quarter of 2011 and the third quarter of 2010, respectively. Additionally, net charge-offs declined 3% and 29% compared to the second quarter of 2011 and the third quarter of 2010. We currently expect net charge-offs to remain relatively stable during the fourth quarter, as compared to third quarter net charge-off levels. Total NPLs continued the downward trend seen during 2010 and early 2011, with a decline of 21% from December 31, 2010 as a result of reduced inflows into nonaccrual and our problem loan resolution efforts. NPLs are also down 10% compared to the second quarter of 2011. We expect additional NPL declines in the fourth quarter, subject to economic conditions and credit quality trends remaining stable or improving from conditions seen during the third quarter. OREO increased 5% during the quarter and decreased 15% since year end. The increase during the quarter was a result of an increase in commercial property inventory due to the migration of nonperforming loans through the workout process. The decline since year end was the result of disposition of properties once we had clear title, coupled with a slow down of inflows during the year. Our accruing restructured loan portfolio, which is primarily mortgage and consumer loans, increased by 8% compared to December 31, 2010. However, the portfolio continued to exhibit strong payment performance with 86% current on principal and interest payments at both September 30, 2011 and December 31, 2010. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Mortgage repurchase demands remained elevated during the quarter, with the largest component continuing to be from the 2007 vintage. Almost all of the demands in the current quarter were consistent with prior quarters trends, with the majority being agency-related. We believe that demands will continue to be volatile and may remain elevated in the fourth quarter. As a result, our mortgage repurchase reserve remains at levels relatively consistent with prior quarters. For additional information on the mortgage repurchase reserve, see Note 13, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q, the "Noninterest Income" section of this MD&A, and "Part II, Item 1A, Risk Factors" in this Form 10-Q.
Average loans increased by $1 billion, or 1%, during the quarter compared to both the second quarter of 2011 and to the fourth quarter of 2010, with increases in commercial & industrial and consumer loans being partially offset by decreases in certain commercial real estate, commercial construction, and residential real estate categories. Even though the total average loan balances have only increased modestly, our risk profile continues to improve as a result of the decline in certain higher-risk loan portfolios, which have been offset by targeted growth in certain lower-risk portfolios such as government-guaranteed loans, which represent 8% of the portfolio as of September 30, 2011. Despite continued soft loan demand, we remain focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the nine months ended September 30, 2011, we extended approximately $60 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.
Client deposit growth continued its positive trajectory, reaching another record high in the third quarter after reaching the previous high in the second quarter, and the positive shift in deposit mix continued with lower-cost deposit increases more than offsetting the decline in higher-cost deposits. Average consumer and commercial deposits increased 1% during the third quarter and 3% since the fourth quarter of 2010. Average balance increases were driven by increases in lower cost noninterest-bearing demand deposits, partially offset by declines in higher cost CDs. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost funding sources, helping to drive significant reductions in our funding costs. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we believe that we’ve also proactively driven this growth in both our Consumer and Wholesale business, as we’ve expanded the number of primary client relationships and improved our client loyalty.
Our client-focused revenue generation strategies, lower cost funding mix, and improved asset quality contributed to improved operating trends as seen in higher net interest income and lower provision for credit losses, partially offset by higher noninterest expenses compared to a year ago. Total revenue, on an FTE basis, declined 5% compared to the third quarter of 2010 and increased 3% for the first nine months of 2011, in comparison to the first nine months of 2010. The change in the current quarter compared to the prior year quarter was primarily due to a decline in noninterest income as a result of lower mortgage-related income and lower securities gains. The increase in the nine month period was due primarily to an expanded net interest margin that was driven by a slight decrease in interest income that was overcome by a larger decrease in interest expense. Net interest income, on an FTE basis, increased 2% and 5%, in the first three and nine months of 2011 compared to the same periods in 2010. The increase in net interest income compared to the prior year was primarily due to lower funding costs and an improved funding mix. As a result, our net interest margin increased to 3.49% for the three months ended September 30, 2011 from 3.41% during the same period in 2010, and to 3.52% from 3.35% for the nine months ended September 30, 2011 and 2010. Noninterest income declined 14%

compared to the same quarter in 2010, most notably due to decreases in securities gains and lower mortgage-related income, partially offset by higher trading income driven by higher valuation gains on our fair value debt and index-linked CDs. Compared to the first nine months of 2010, noninterest income was essentially unchanged in 2011, with increases in trading income, card fees, trust income, and investment banking income offset by lower securities gains and mortgage-related income. Noninterest income decreased 1% compared to the second quarter, driven by lower securities gains and a decline in investment banking income due to lower transaction volume in light of market volatility, following strong results in the second quarter. This was partially offset by an increase in mortgage production income as a result of increased origination volume as well as wider margins that were partially offset by higher mortgage repurchase provision. Noninterest expense increased 4% during the current quarter when compared to the same quarter in 2010, driven primarily by higher personnel costs, operating losses, and regulatory costs, partially offset by gains on debt extinguishment. Compared to the first nine months of 2010, noninterest expense increased by 5% primarily due to the same factors as the three month period. The higher personnel costs are due to the hiring of additional teammates, primarily in loss mitigation and in client service and support roles, and an increase in compensation as a result of improved revenue generation in certain businesses. The increase in the operating losses was due to increases in legal and mortgage servicing-related accruals, and regulatory cost increases were due to the change in the FDIC assessment methodology. Noninterest expense increased 1% compared to the second quarter due to mortgage-related costs, with operating losses and credit and collections expense driving the increase. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Our results have improved and progress is being made for further improvement, but our performance is not where we would like for it to be, and therefore we announced specific initiatives that are aimed at improving our performance in the future. Our Playbook for Profitable Growth ("PPG") is the collection of initiatives across the organization that we believe will improve efficiency and over time will be a key component in our plan to reduce our efficiency ratio to targeted levels below 60%, along with the expected normalization in credit-related expense and mortgage repurchase provision as the economic environment improves. The three main components of the PPG expense program are focused in the areas of strategic supply management, consumer bank efficiencies, and operations staff and support. We have made significant progress in our planning for PPG and implementation is underway on many of its initiatives. As a result of PPG, we are targeting $300 million in annual expense savings, with a majority of the actions to be accomplished during 2012 and the remainder in 2013. Only a small portion of the savings will be realized in 2011.

SELECTED QUARTERLY FINANCIAL DATA				Table 1
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2011	2010	2011	2010
Summary of Operations
Interest income	$1,538	$1,604	$4,638	$4,747
Interest expense	275	366	867	1,160
Net interest income	1,263	1,238	3,771	3,587
Provision for credit losses	347	615	1,186	2,138
Net interest income after provision for credit losses	916	623	2,585	1,449
Noninterest income	903	1,047	2,698	2,697
Noninterest expense	1,560	1,499	4,567	4,362
Net income/(loss) before provision/(benefit) for income taxes	259	171	716	(216)
Net (loss)/income attributable to noncontrolling interest	(1)	4	7	9
Provision/(benefit) for income taxes	45	14	136	(230)
Net income	$215	$153	$573	$5
Net income/(loss) available to common shareholders	$211	$84	$424	($201)

Net interest income - FTE	$1,293	$1,266	$3,855	$3,676
Total revenue - FTE	2,196	2,313	6,553	6,373
Total revenue - FTE excluding securities gains, net[1]	2,194	2,244	6,455	6,245
Net income/(loss) per average common share:
Diluted [2]	0.39	0.17	0.81	(0.41)
Diluted excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S.Treasury [2]	0.39	0.17	0.95	(0.41)
Basic	0.40	0.17	0.81	(0.41)
Dividends paid per average common share	0.05	0.01	0.07	0.03
Book value per common share	37.29	37.01
Tangible book value per common share[3]	25.60	24.42
Market price:
High	26.52	27.05	33.14	31.92
Low	16.51	21.79	16.51	20.16
Close	17.95	25.83	17.95	25.83
Selected Average Balances
Total assets	$172,076	$171,999	$171,886	$171,569
Earning assets	146,836	147,249	146,536	146,538
Loans	115,638	113,322	115,242	113,587
Consumer and commercial deposits	122,974	117,233	121,863	116,267
Brokered and foreign deposits	2,312	2,740	2,418	2,945
Total shareholders’ equity	20,000	23,091	20,861	22,583
Average common shares - diluted (thousands)	535,395	498,802	524,888	498,515
Average common shares - basic (thousands)	531,928	495,501	521,248	495,243
Financial Ratios (Annualized)
ROA	0.50%	0.35%	0.45%	—%
ROE	4.23	1.83	2.96	(1.53)
Net interest margin - FTE	3.49	3.41	3.52	3.35
Efficiency ratio [4]	71.05	64.80	69.69	68.45
Tangible efficiency ratio [5]	70.55	64.24	69.18	67.83
Total average shareholders’ equity to total average assets	11.62	13.42	12.14	13.16
Tangible equity to tangible assets [6]	8.38	10.19
Capital Adequacy
Tier 1 common equity	9.31%	8.02%
Tier 1 capital	11.10	13.58
Total capital	13.91	16.42
Tier 1 leverage	8.90	11.03

SELECTED QUARTERLY FINANCIAL DATA, continued
	Three Months Ended September 30		Nine Months Ended September 30
Reconcilement of Non U.S. GAAP Financial Measures	2011	2010	2011	2010
Net income/(loss) available to common shareholders	$211	$84	$424	($201)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	74	—
Net income/(loss) available to common shareholders excluding accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$211	$84	$498	($201)
Net income/(loss) per average common share - diluted	$0.39	$0.17	$0.81	($0.41)
Effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	0.14	—
Net income/(loss) per average common share - diluted, excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$0.39	$0.17	$0.95	($0.41)

Net income	$215	$153	$573	$5
Preferred dividends, Series A	(2)	(2)	(5)	(6)
U.S. Treasury preferred dividends and accretion of discount	—	(67)	(66)	(200)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	(74)	—
Dividends and undistributed earnings allocated to unvested shares	(2)	—	(4)	—
Net income/(loss) available to common shareholders	$211	$84	$424	($201)

Net interest income	$1,263	$1,238	$3,771	$3,587
FTE adjustment	30	28	84	89
Net interest income - FTE	1,293	1,266	3,855	3,676
Noninterest income	903	1,047	2,698	2,697
Total revenue - FTE	2,196	2,313	6,553	6,373
Net securities gains	(2)	(69)	(98)	(128)
Total revenue - FTE excluding net securities gains[1]	$2,194	$2,244	$6,455	$6,245
Efficiency ratio [4]	71.05%	64.80%	69.69%	68.45%
Impact of excluding amortization of intangible assets other than MSRs	(0.50)	(0.56)	(0.51)	(0.62)
Tangible efficiency ratio [5]	70.55%	64.24%	69.18%	67.83%
Total shareholders’ equity	$20,200	$23,438
Goodwill, net of deferred taxes of $149 million and $131 million, respectively	(6,195)	(6,192)
Other intangible assets, net of deferred taxes of $18 million and $30 million, respectively, and MSRs	(1,120)	(1,174)
MSRs	1,033	1,072
Tangible equity	13,918	17,144
Preferred stock	(172)	(4,936)
Tangible common equity	$13,746	$12,208
Total assets	$172,553	$174,703
Goodwill	(6,344)	(6,323)
Other intangible assets including MSRs	(1,138)	(1,204)
MSRs	1,033	1,072
Tangible assets	$166,104	$168,248
Tangible equity to tangible assets [6]	8.38%	10.19%
Tangible book value per common share [3]	$25.60	$24.42

Tier 1 Capital excluding impact of preferred stock issued to U.S. Treasury	As of December 31, 2010
Tier 1 Capital	$18,156
Preferred stock issued to U.S. Treasury	4,769
Tier 1 Capital excluding preferred stock issued to U.S. Treasury	$13,387
Risk Weighted Assets	$132,819
Tier 1 Capital ratio excluding impact of preferred stock issued to U.S. Treasury	10.08%
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

NET INTEREST MARGIN

Net Interest Margin								Table 2
	Three Months Ended						Increase/(Decrease) From
	September 30, 2011			September 30, 2010			Prior Year Quarter
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate residential mortgage 1-4 family	$28,870	$347	4.81%	$29,252	$386	5.27%	($382)	(0.46)%
Real estate construction	1,969	20	3.96	3,431	33	3.78	(1,462)	0.18
Real estate home equity lines	14,210	121	3.37	14,785	127	3.40	(575)	(0.03)
Real estate commercial	12,620	128	4.03	14,166	146	4.08	(1,546)	(0.05)
Commercial - FTE[2]	36,686	491	5.31	32,491	459	5.60	4,195	(0.29)
Credit card	1,026	21	8.08	1,049	22	8.37	(23)	(0.29)
Consumer - direct	7,089	80	4.49	5,872	66	4.45	1,217	0.04
Consumer - indirect	9,761	109	4.44	7,770	108	5.50	1,991	(1.06)
Nonaccrual [3]	3,407	7	0.79	4,506	8	0.88	(1,099)	(0.09)
Total loans	115,638	1,324	4.54	113,322	1,355	4.74	2,316	(0.20)
Securities AFS:
Taxable	23,768	195	3.29	25,502	208	3.26	(1,734)	0.03
Tax-exempt - FTE[2]	485	7	5.44	732	10	5.26	(247)	0.18
Total securities AFS	24,253	202	3.33	26,234	218	3.32	(1,981)	0.01
Funds sold and securities purchased under agreements to resell	977	—	—	1,021	—	0.08	(44)	(0.08)
LHFS	2,032	21	4.11	3,276	35	4.33	(1,244)	(0.22)
Interest-bearing deposits	21	—	0.15	25	—	0.10	(4)	0.05
Interest earning trading assets	3,915	21	2.09	3,371	24	2.75	544	(0.66)
Total earning assets	146,836	1,568	4.23	147,249	1,632	4.40	(413)	(0.17)
ALLL	(2,682)			(3,035)			353
Cash and due from banks	5,567			4,200			1,367
Other assets	16,676			18,019			(1,343)
Noninterest earning trading assets	2,897			3,171			(274)
Unrealized gains on securities AFS, net	2,782			2,395			387
Total assets	$172,076			$171,999			$77
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$23,979	$8	0.13%	$23,514	$13	0.23%	$465	(0.10)%
Money market accounts	43,095	39	0.36	39,839	57	0.57	3,256	(0.21)
Savings	4,622	2	0.15	4,074	3	0.22	548	(0.07)
Consumer time	12,404	49	1.59	14,381	68	1.87	(1,977)	(0.28)
Other time	6,940	30	1.70	8,914	45	2.02	(1,974)	(0.32)
Total interest-bearing consumer and commercial	91,040	128	0.56	90,722	186	0.81	318	(0.25)
Brokered deposits	2,303	26	4.34	2,418	28	4.53	(115)	(0.19)
Foreign deposits	9	—	0.13	322	—	0.15	(313)	(0.02)
Total interest-bearing deposits	93,352	154	0.65	93,462	214	0.91	(110)	(0.26)
Funds purchased	1,069	—	0.11	1,176	1	0.20	(107)	(0.09)
Securities sold under agreements to repurchase	2,170	1	0.15	2,505	1	0.16	(335)	(0.01)
Interest-bearing trading liabilities	878	7	2.95	917	9	3.61	(39)	(0.66)
Other short-term borrowings	3,063	3	0.40	3,192	3	0.40	(129)	—
Long-term debt	13,667	110	3.19	15,396	138	3.56	(1,729)	(0.37)
Total interest-bearing liabilities	114,199	275	0.95	116,648	366	1.24	(2,449)	(0.29)
Noninterest-bearing deposits	31,934			26,511			5,423
Other liabilities	4,069			3,891			178
Noninterest-bearing trading liabilities	1,874			1,858			16
Shareholders’ equity	20,000			23,091			(3,091)
Total liabilities and shareholders’ equity	$172,076			$171,999			$77
Interest Rate Spread			3.28%			3.16%		0.12%
Net Interest Income - FTE[4]		$1,293			$1,266
Net Interest Margin[5]			3.49%			3.41%		0.08%
1Interest income includes loan fees of $32 million and $34 million for the three month periods ended September 30, 2011 and September 30, 2010, respectively. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $30 million and $28 million for the three month periods ended September 30, 2011 and September 30, 2010, respectively.
3Accruing TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified for all periods presented.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $164 million and $153 million for the three month periods ended September 30, 2011 and September 30, 2010, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Margin, continued
	Nine Months Ended						Increase/(Decrease) From Prior Year
	September 30, 2011			September 30, 2010
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$29,088	$1,073	4.92%	$28,811	$1,175	5.44%	$277	(0.52)%
Real estate construction	2,206	65	3.93	3,592	97	3.62	(1,386)	0.31
Real estate home equity lines	14,375	362	3.37	14,970	377	3.37	(595)	—
Real estate commercial	13,093	397	4.05	14,784	450	4.07	(1,691)	(0.02)
Commercial - FTE[2]	35,284	1,439	5.45	32,694	1,355	5.54	2,590	(0.09)
Credit card	1,002	61	8.18	1,060	68	8.51	(58)	(0.33)
Consumer - direct	6,886	232	4.50	5,559	179	4.30	1,327	0.20
Consumer - indirect	9,566	334	4.67	7,142	310	5.80	2,424	(1.13)
Nonaccrual[3]	3,742	25	0.88	4,975	32	0.85	(1,233)	0.03
Total loans	115,242	3,988	4.63	113,587	4,043	4.76	1,655	(0.13)
Securities AFS:
Taxable	23,728	579	3.25	24,756	589	3.17	(1,028)	0.08
Tax-exempt - FTE[2]	517	21	5.49	835	34	5.36	(318)	0.13
Total securities AFS - FTE	24,245	600	3.30	25,591	623	3.25	(1,346)	0.05
Funds sold and securities purchased under agreements to resell	1,040	—	—	971	1	0.10	69	(0.10)
LHFS	2,285	71	4.14	3,289	102	4.13	(1,004)	0.01
Interest-bearing deposits	22	—	0.14	26	—	0.18	(4)	—
Interest earning trading assets	3,702	63	2.28	3,074	67	2.93	628	(0.65)
Total earning assets	146,536	4,722	4.31	146,538	4,836	4.41	(2)	(0.10)
ALLL	(2,757)			(3,075)			318
Cash and due from banks	5,498			4,798			700
Other assets	17,237			18,383			(1,146)
Noninterest earning trading assets	2,851			2,840			11
Unrealized gains on securities AFS	2,521			2,085			436
Total assets	$171,886			$171,569			$317
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,669	$29	0.15%	$24,678	$46	0.25%	($9)	(0.10)%
Money market accounts	42,856	130	0.41	37,944	175	0.61	4,912	(0.20)
Savings	4,493	5	0.16	4,008	7	0.23	485	(0.07)
Consumer time	12,629	151	1.60	14,526	210	1.93	(1,897)	(0.33)
Other time	7,185	94	1.74	9,596	151	2.11	(2,411)	(0.37)
Total interest-bearing consumer and commercial	91,832	409	0.60	90,752	589	0.87	1,080	(0.27)
Brokered deposits	2,322	77	4.36	2,611	83	4.19	(289)	0.17
Foreign deposits	96	—	0.14	334	—	0.12	(238)	0.02
Total interest-bearing deposits	94,250	486	0.69	93,697	672	0.96	553	(0.27)
Funds purchased	1,061	1	0.14	1,271	2	0.18	(210)	(0.04)
Securities sold under agreements to repurchase	2,245	2	0.15	2,375	3	0.14	(130)	0.01
Interest-bearing trading liabilities	910	22	3.23	841	23	3.60	69	(0.37)
Other short-term borrowings	2,920	9	0.40	2,862	9	0.44	58	(0.04)
Long-term debt	13,745	347	3.38	16,494	451	3.66	(2,749)	(0.28)
Total interest-bearing liabilities	115,131	867	1.01	117,540	1,160	1.32	(2,409)	(0.31)
Noninterest-bearing deposits	30,031			25,515			4,516
Other liabilities	3,949			4,116			(167)
Noninterest-bearing trading liabilities	1,914			1,815			99
Shareholders’ equity	20,861			22,583			(1,722)
Total liabilities and shareholders’ equity	$171,886			$171,569			$317
Interest Rate Spread			3.30%			3.09%		0.21%
Net Interest Income - FTE [4]		$3,855			$3,676
Net Interest Margin [5]			3.52%			3.35%		0.17%
1Interest income includes loan fees of $108 million and $111 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $84 million and $89 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.
3Accruing TDRs were classified in nonaccruals during prior periods. Due to sustained performance, accruing TDRs have been reclassified to the applicable loans category where the related interest income is being classified for all periods presented.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $476 million and $457 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Third Quarter of 2011
Net interest income, on an FTE basis, was $1.3 billion for the third quarter of 2011, an increase of $27 million, or 2%, from the third quarter of 2010. This increase was driven primarily by a continued positive trend in net interest margin, which increased 8 basis points to 3.49% in the third quarter of 2011 from 3.41% in the third quarter of 2010. Earning asset yields declined 17 basis points compared to third quarter 2010, while the cost of interest-bearing liabilities decreased 29 basis points over the same period. Net interest margin increased primarily due to the growth in lower-cost deposits, specifically demand deposit and money market accounts, and the decrease in higher-cost time deposits and long-term debt. We currently expect the net interest margin to decline in the fourth quarter of 2011 by a similar amount to the 4 basis point decline experienced in the prior quarter, as earning asset yield compression is expected as a result of the continued low rate environment.
Average earning assets decreased $413 million, or less than 1%, compared to the third quarter of 2010. The decrease was primarily due to a reduction in average securities AFS of $2.0 billion, or 8%, due primarily to the sale of lower yielding U.S. Treasury securities of $5.3 billion, primarily offset by purchases of agency MBS and federal agency securities. See additional discussion in the “Securities Available for Sale” section in this MD&A for more information on the repositioning of our securities AFS portfolio. LHFS also declined $1.2 billion, or 38%, as a result of a reduction in closed mortgage loan volume. Partially offsetting these declines was an increase in average loans of $2.3 billion, or 2%, compared to the third quarter of 2010. The increase in loans was primarily attributable to increases of $4.2 billion, or 13%, in commercial loans, primarily driven by our large corporate borrowers, $2.0 billion, or 26%, in consumer-indirect loans, driven by purchases of high quality auto loan portfolios, and $1.2 billion, or 21%, of consumer-direct loans related to an increase in government-guaranteed student loans. These increases were partially offset by declines of $1.5 billion, or 11%, in commercial real estate and $1.5 billion, or 43%, of real estate construction, both primarily as a result of our targeted efforts to reduce exposure to these loan types, and a $1.1 billion, or 24%, decline in nonaccrual loans.
Our loan portfolio yielded 4.54% for the third quarter, down 20 basis points from third quarter 2010. The yield decline was primarily related to an increase in the consumer-indirect loan portfolio that included lower rate loans, and a decrease in real estate 1-4 family loans, which was driven by run-off of higher rate loans that we replaced with lower rate government guaranteed loans. Since a large percentage of our commercial loans are variable rate indexed to one month LIBOR, we utilize receive fixed/pay floating interest rate swaps to manage interest rate risk. As of September 30, 2011, the outstanding notional balance of swaps was $15.9 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $16.4 billion as of September 30, 2010. Swap income remained relatively stable at $159 million in the third quarter of 2011 compared to $153 million in the third quarter of 2010. Reflected in our quarterly swap income is approximately $55 million of interest income related to terminated swaps, which we anticipate will decline to approximately $20 million per quarter beginning in the second quarter of 2012. In addition, the U.S. government recently announced a plan that could potentially impact prepayments and borrower payment caps related to a portion of our student loan portfolio.  Some of our portfolio was acquired at a discount and prepayments may result in additional net interest income; however, the impact of the plan is not expected to have a material effect on our net interest income.
Average interest-bearing liabilities declined $2.4 billion, or 2%, from the third quarter of 2010 primarily as a result of significant declines in higher cost time deposits. Total average consumer and commercial deposits increased $5.7 billion, or 5%, in the third quarter of 2011 compared to the third quarter of 2010. This growth consisted of lower-cost deposits, including $3.3 billion, or 8%, in money market accounts, and $5.4 billion, or 20%, in demand deposits, partially offset by a decline of $4.0 billion, or 17%, in higher-cost time deposits. This growth in lower-cost deposits was the result of marketing campaigns, competitive pricing and clients’ increased preference for more liquid products. The growth in lower-cost deposits and the decline in higher-cost deposits and wholesale funding resulted in a 29 basis point decline in rates paid on interest-bearing liabilities compared to the same quarter in the prior year.
During the third quarter of 2011, the interest rate environment was characterized by lower long-term rates compared to short-term rates, resulting in a flatter yield curve versus the third quarter of 2010. More specifically, the Fed funds target rate averaged 0.25%, unchanged from third quarter 2010. The Prime rate averaged 3.25%, unchanged from third quarter 2010. During the current quarter, benchmark rates were as follows compared to the third quarter of 2010; one-month LIBOR averaged 0.21%, a decrease of 8 basis points, three-month LIBOR averaged 0.30%, a decrease of 9 basis points, five-year swaps averaged 1.44%, a decrease of 32 basis points, and ten-year swaps averaged 2.56%, a decrease of 22 basis points.
First Nine Months of 2011
For the first nine months of 2011, net interest income was $3.9 billion, an increase of $179 million, or 5%, from the first nine months of 2010. Although total average earning assets were relatively unchanged, significant changes in the components occurred. Average loans increased $1.7 billion, or 1%, due to increases of $2.6 billion, or 8%, in commercial loans, $2.4 billion, or 34%, in consumer indirect loans, and $1.3 billion, or 24%, in consumer direct loans. These increases in average loans were offset by a $1.7 billion, or 11%, decrease in commercial real estate loans, a $1.4 billion, or 39%, decrease in real estate construction, and a $1.2 billion, or 25%, decrease in average nonaccrual loans. Average securities AFS decreased $1.3 billion, or 5%, and average LHFS declined $1.0 billion, or 31%. The average balance decrease in the securities portfolio was primarily attributable to a $2.7 billion reduction in U.S. Treasury securities and federal agency securities, partially offset by an increase in agency MBS securities. The factors for the remaining year-over-year changes were the same as those discussed related to the third quarter of 2010 compared to the third quarter of 2011.
Interest-bearing liabilities decreased by $2.4 billion, or 2%, primarily driven by the $2.7 billion, or 17%, decline in long-term debt. However, average consumer and commercial deposits increased $5.6 billion, or 5%, during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010. The increase was driven by a $4.5 billion, or 18%, increase in demand deposits. Additionally, a $4.9 billion, or 13%, increase in money market accounts was partially offset by a decrease of $4.3 billion, or 18%, in time deposits. Factors affecting the year-over-year changes were the same as those discussed related to the third quarter of 2010 compared to the third quarter of 2011.
Consistent with the positive trend previously discussed, the net interest margin increased by 17 basis points from the nine months ended September 30, 2010 to the same period in 2011. Yields on average earning assets declined 10 basis points from 4.41% for the nine months ended September 30, 2010 to 4.31% for the nine months ended September 30, 2011. The average yield on loans for the nine months ended September 30, 2011 was 4.63%, down 13 basis points from the same period in 2010. The factors in the year-over-year decrease were the same as those discussed above related to the third quarter of 2010 compared to the third quarter of 2011. Partially offsetting the decline in the average yield on loans was the average yield on securities AFS, which increased 5 basis points to 3.30% as a result of reduced holdings of lower yielding U.S. Treasury securities and increased holdings of higher yielding MBS securities over the last nine months. The cost of interest-bearing liabilities over the same period decreased 31 basis points, due primarily to the 27 basis point decline in consumer and commercial deposits, which resulted from the declining interest rate environment and the change in deposit mix.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 14 basis points for the third quarter of 2011 and 15 basis points for the first nine months of 2011, compared to 19 basis points and 22 basis points during the three and nine months ended September 30, 2010, as average nonaccrual loans decreased $1.1 billion, or 24%, and $1.2 billion, or 25%, during the three and nine month periods ended September 30, 2011, respectively. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME

Noninterest Income						Table 3
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions)	2011	2010	Change[1]	2011	2010	Change[1]
Service charges on deposit accounts	$176	$184	(4)%	$509	$588	(13)%
Other charges and fees	130	137	(5)	386	399	(3)
Card fees	104	96	8	309	277	12
Trust and investment management income	134	124	8	404	373	8
Retail investment services	58	52	12	175	147	19
Mortgage production related income	54	133	(59)	56	86	(35)
Mortgage servicing related income	58	132	(56)	202	290	(30)
Investment banking income	68	96	(29)	231	210	10
Trading account profits/(losses) and commissions	66	(22)	NM	171	80	NM
Net securities gains	2	69	(97)	98	128	(23)
Other noninterest income	53	46	15	157	119	32
Total noninterest income	$903	$1,047	(14)%	$2,698	$2,697	—%
1 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Income
Noninterest income decreased by $144 million, or 14%, compared to the three months ended September 30, 2010, due to lower net gains on the sale of investment securities, a decline in investment banking income, and lower mortgage-related income, partially offset by higher trading account profits, retail investment services income, trust and investment management income, and card fees. For the nine months ended September 30, 2011, noninterest income remained stable, as double digit growth in core consumer and commercial fee categories such as investment banking, card fees, and retail investment services was offset by lower mortgage-related income, as well as lower deposit service charges due to Regulation E and net securities gains from the sale of investment securities.
Service charges on deposit accounts decreased by $8 million, or 4%, compared to the three months ended September 30, 2010, and by $79 million, or 13%, compared to the nine months ended September 30, 2010. The decreases were attributable to Regulation E changes and a voluntary decision to eliminate fees on transactions where the overdrafted amount is small, as well as reducing the maximum number of daily overdraft fees charged to our clients. The voluntary changes and the Regulation E impact began during the third quarter of 2010.
Card fees increased by $8 million, or 8%, compared to the three months ended September 30, 2010, and by $32 million, or 12%, compared to the nine months ended September 30, 2010. The increases were primarily due to an increase in debit card interchange transactions. Growth was driven by household expansion, higher product penetration, and increasing consumer usage patterns. On June 29, 2011, the Federal Reserve issued a final rule establishing revised standards that significantly lowered the rates that can be charged on debit card transactions and prohibited network exclusivity arrangements and routing restrictions. We estimate that this rule, when it becomes effective in the fourth quarter, will reduce our debit interchange income by about 50% or $45 million to $50 million per quarter prior to any mitigating actions. As a means to mitigate some of this lost revenue, we have introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional streams of fee income. Additionally, we will also benefit from the discontinuation of our debit card rewards programs and plan to add other value-added checking account features that, over time, we expect will produce additional deposit fee income. Collectively, and over time, we currently estimate that the benefits from all of these changes will enable us to recapture 50% of the approximate $300 million of combined annual revenue loss attributable to both the newly-issued interchange fee rules and Regulation E. Inherent in this expectation is our ability to charge certain deposit-related fees for value-added services we provide.
Trust and investment management income increased by $10 million, or 8%, compared to the three months ended September 30, 2010, and by $31 million, or 8%, compared to the nine months ended September 30, 2010. The increases were primarily due to higher revenue from our RidgeWorth mutual fund complex and higher market valuations on managed equity assets.
Retail investment services income increased by $6 million, or 12%, compared to the three months ended September 30, 2010, and by $28 million, or 19%, compared to the nine months ended September 30, 2010. The increases were driven by higher recurring brokerage revenue and annuity income.
Mortgage production related income decreased $79 million, or 59%, compared to the three months ended September 30, 2010 and by $30 million, or 35%, compared to the nine months ended September 30, 2010. The declines were primarily due to a decrease in refinance volume. The mortgage repurchase provision for the third quarter 2011 was $117 million compared to $95 million in the third quarter of 2010. The increase in the three month period was a result of higher agency-related repurchase requests. Conversely, the repurchase provision declined to $287 million for the nine months ended September 30, 2011 compared to $371 million in the same nine month period in 2010 in anticipation of higher repurchase requests in 2011, which also resulted in an increase in the mortgage repurchase reserve during the nine months ended September 30, 2010. Reserves for mortgage repurchases were $282 million as of September 30, 2011, a decrease of $17 million from prior quarter, reflective of the increase in resolutions during the third quarter of 2011. Repurchase requests can vary significantly from period to period based on the timing of requests from the GSEs. Requests were elevated in the third quarter, which is a trend that may continue through the fourth quarter and may increase compared to third quarter levels. Should this trend continue, we may see an increase in the repurchase provision, which would result in lower mortgage production income as further discussed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K. For additional information on the mortgage repurchase reserve, see Note 13, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q, the "Executive Overview" section of this MD&A, and "Part II, Item 1A. Risk Factors" in this Form 10-Q.
Mortgage servicing related income decreased by $74 million, or 56%, compared to the three months ended September 30, 2010, and by $88 million, or 30%, compared to the nine months ended September 30, 2010. The decreases for the three and nine months were primarily due to a decrease in net MSR hedge performance. See the “Other Market Risk” section of this MD&A for further information regarding the risks pertaining to the valuation of our MSRs. The remaining decrease is due to a decline in service fees attributable to a decrease in the servicing portfolio. At September 30, 2011, the balance of mortgages serviced was $161.0 billion compared to $176.6 billion as of September 30, 2010.
Investment banking income decreased by $28 million, or 29%, compared to the three months ended September 30, 2010, and increased by $21 million, or 10%, compared to the nine months ended September 30, 2010. The decline in the current quarter compared to the prior year quarter was partially due to strong prior year results, coupled with challenging market conditions and decreased transaction volume during the current quarter. The increase for the nine months was primarily attributable to strong syndicated finance fees, which resulted from continued market penetration. We note that investment banking income has and will continue to experience volatility due to market factors and client behavior patterns.
Trading account profits and commissions increased by $88 million, compared to the three months ended September 30, 2010, and by $91 million, compared to the nine months ended September 30, 2010. The increase was primarily attributable to valuation gains on our fair value debt and index-linked CDs of $78 million in the third quarter of 2011 due to wider debt spreads compared to valuation losses of $81 million in the third quarter of 2010. This was partially offset by declines in fair market value adjustments on illiquid securities and previously securitized loans, as well as a decline in core trading income, which was impacted by volatile markets during the quarter.
Net securities gains decreased by $67 million, or 97%, compared to the three months ended September 30, 2010 and by $30 million, or 23%, compared to the nine months ended September 30, 2010. In 2011 and 2010, we repositioned the securities AFS portfolio in response to market conditions, which caused sales and the resulting gains. See “Securities Available for Sale” in this MD&A for further discussion regarding our repositioning activity.
Other noninterest income increased by $7 million, or 15%, compared to the three months ended September 30, 2010, and by $38 million, or 32%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to current year gains on private equity investments and client leasing transactions.

NONINTEREST EXPENSE

Noninterest Expense						Table 4
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions)	2011	2010	Change[1]	2011	2010	Change[1]
Employee compensation	$642	$597	8%	$1,898	$1,729	10%
Employee benefits	108	112	(4)	354	354	—
Personnel expense	750	709	6	2,252	2,083	8
Outside processing and software	164	157	4	484	463	5
Net occupancy expense	90	92	(2)	268	273	(2)
Regulatory assessments	80	67	19	232	197	18
Operating losses	72	27	NM	161	57	NM
Credit and collection services	71	69	3	182	208	(13)
Other real estate expense	62	78	(21)	195	210	(7)
Equipment expense	44	45	(2)	132	128	3
Marketing and customer development	41	43	(5)	125	121	3
Consulting and legal	34	20	70	77	52	48
Postage and delivery	20	20	—	61	62	(2)
Other staff expense	18	13	38	53	41	29
Communications	16	17	(6)	47	48	(2)
Amortization of intangible assets	11	13	(15)	34	39	(13)
Net (gain)/loss on debt extinguishment	(1)	12	NM	(3)	67	NM
Other expense	88	117	(25)	267	313	(15)
Total noninterest expense	$1,560	$1,499	4%	$4,567	$4,362	5%
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense
Noninterest expense increased by $61 million, or 4%, compared to the three months ended September 30, 2010, and by $205 million, or 5%, compared to the nine months ended September 30, 2010. The increases were driven primarily by a rise in personnel expenses associated with improved revenue generation in certain businesses, as well as the hiring of additional teammates, primarily in client-facing and mortgage loss mitigation and servicing roles. Also contributing to the increases in noninterest expense were higher operating losses, largely attributable to mortgage servicing, and increases in regulatory assessment expenses partially offset by gains on the extinguishment of debt.
Personnel expenses increased by $41 million, or 6%, compared to the three months ended September 30, 2010, and by $169 million, or 8%, compared to the nine months ended September 30, 2010. The increases in personnel expenses were attributable to higher compensation related to improved business performance and the previously mentioned increases in full-time equivalent employees.
Regulatory assessments expense increased by $13 million, or 19%, compared to the three months ended September 30, 2010, and by $35 million, or 18%, compared to the nine months ended September 30, 2010. The increases were the result of the change in the assessment base for FDIC insurance premiums that took effect at the beginning of the second quarter of 2011.
Operating losses increased by $45 million compared to the three months ended September 30, 2010, and by $104 million compared to the nine months ended September 30, 2010. The increase was due to higher legal and compliance-related costs largely attributable to mortgage servicing.
Credit and collection services expense increased by $2 million, or 3%, compared to the three months ended September 30, 2010, but decreased by $26 million, or 13%, compared to the nine months ended September 30, 2010. The decrease for the nine months was primarily due to lower residential mortgage and commercial real estate collections expense and lower mortgage loan closing costs in conjunction with the decline in mortgage loan production.
Other real estate expense decreased by $16 million, or 21%, compared to the three months ended September 30, 2010, and by $15 million, or 7%, compared to the nine months ended September 30, 2010. Over time, as the economic environment improves, we expect that other real estate expenses will improve, but will likely remain elevated compared to the levels realized prior to the economic recession.
Consulting and legal expenses increased by $14 million, or 70%, compared to the three months ended September 30, 2010, and by $25 million, or 48%, compared to the nine months ended September 30, 2010. The increases were attributable to consulting costs associated with specific business initiatives, as well as costs to address the Consent Order with the Federal Reserve. For additional information regarding the Consent Order, see Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.
Other expense decreased by $29 million, or 25%, compared to the three months ended September 30, 2010, and by $46 million, or 15%, compared to the nine months ended September 30, 2010. The decreases were primarily attributable to lower legal-related expenses.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. During the three and nine months ended September 30, 2011, the provision for income taxes was $45 million and $136 million, respectively, compared to a provision of $14 million and a benefit of $230 million for the same periods in 2010, respectively. The provision represents a 17.3% and 19.2% effective tax rate for the three and nine months ended September 30, 2011, respectively, compared to a 8.3% and (102.1)% effective tax rate for the three and nine months ended September 30, 2010, respectively. We calculated income taxes for the three and nine months ended September 30, 2011 and 2010 based on actual year-to-date results. For the three and nine months ended September 30, 2011, the effective tax rate was primarily a result of positive pre-tax earnings adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. Additionally, the effective tax rate for the nine months ended September 30, 2011 was also impacted by $13 million of net unfavorable discrete items. For the three months ended September 30, 2010, the effective tax rate was primarily attributable to positive pre-tax earnings adjusted for net favorable permanent tax items as discussed for the 2011 periods. For the nine months ended September 30, 2010, the effective tax rate was primarily attributable to the pre-tax loss as well as the aforementioned favorable permanent tax items. See additional discussion related to the provision for income taxes in Note 9, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q.

In determining whether a valuation allowance against our deferred tax assets is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The cumulative valuation allowance associated with the deferred tax asset for certain state carryforwards was $52 million and $50 million as of September 30, 2011 and December 31, 2010, respectively. We expect to realize our remaining deferred tax assets over the allowable carryback period or in future years. Therefore, no valuation allowance is required against federal deferred tax assets or the remaining state deferred tax assets. On a consolidated basis, we estimate that we have a net deferred tax liability at September 30, 2011.
LOANS
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, or classes, which further identify loans based upon common risk characteristics.
The commercial and industrial class includes loans secured by owner-occupied properties, corporate credit cards and other wholesale lending activities. Loans that are reported in the commercial real estate and commercial construction classes are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate.
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first-lien or junior-lien position. At September 30, 2011, 29% of our home equity products were in a first lien position and 71% were in a junior lien position. For home equity products in a junior lien position, we service 32% of the loans that are senior to the home equity product.
The classes comprising our consumer loan segment include guaranteed student loans, other direct, consisting primarily of nonguaranteed student loans, indirect, consisting of loans secured by automobiles or recreational vehicles, and credit cards.

Loan Portfolio by Types of Loans			Table 5
(Dollars in millions)	September 30, 2011	December 31, 2010	% Change
Commercial loans:
Commercial & industrial[1]	$47,985	$44,753	7%
Commercial real estate	5,330	6,167	(14)
Commercial construction	1,390	2,568	(46)
Total commercial loans	54,705	53,488	2
Residential loans:
Residential mortgages - guaranteed	4,449	4,520	(2)
Residential mortgages - nonguaranteed[2]	23,517	23,959	(2)
Home equity products	15,980	16,751	(5)
Residential construction	1,046	1,291	(19)
Total residential loans	44,992	46,521	(3)
Consumer loans:
Guaranteed student loans	5,333	4,260	25
Other direct	1,945	1,722	13
Indirect	10,003	9,499	5
Credit cards	497	485	2
Total consumer loans	17,778	15,966	11
LHFI	$117,475	$115,975	1%
LHFS	$2,243	$3,501	(36)%
1Includes $3 million and $4 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.
2Includes $449 million and $488 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.

Loans Held for Investment
LHFI increased by $1.5 billion, or 1%, during the nine months ended September 30, 2011. The increase was primarily attributable to increases in commercial and industrial loans and consumer loans. We continued to make progress in diversifying the loan portfolio, as we drove growth in targeted commercial and consumer areas while further managing down our residential real estate exposure. We believe that the reduction in loans that we consider to be higher risk and the growth in specific commercial and consumer loans constitutes a meaningful improvement in our risk profile. For example, we continued to manage down the commercial and residential construction portfolios, which declined by a combined $1.4 billion during the nine months ended September 30, 2011, and are down by $7.5 billion since the end of 2008. At the same time that we have been managing these and other higher risk balances down, we have also been reducing our risk by increasing our government-guaranteed loans. Government-guaranteed loans increased this quarter by about $650 million, and they now total $9.8 billion, or 8% of our loan portfolio.
Commercial loans increased by $1.2 billion, or 2%, during the nine months ended September 30, 2011. The increase was largely attributable to increases in commercial and industrial loans, largely offset by decreases in commercial construction loans and commercial real estate loans. Commercial and industrial loans grew by $3.2 billion, or 7%, primarily driven by our larger corporate borrowers; the increase was across multiple industries, mainly in the form of increased term funding. Meanwhile, commercial construction loans decreased by $1.2 billion or 46%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure and significantly limiting new production under tighter underwriting standards.
Residential loans decreased by $1.5 billion, or 3%, during the nine months ended September 30, 2011, with declines across all the residential loan classes, especially home equity and residential construction. Payments and payoffs, as well as transfers to OREO and current year net charge-offs, were the primary drivers for the overall decline.
Consumer loans increased by $1.8 billion, or 11%, during the nine months ended September 30, 2011. The increase was primarily attributable to a $1.1 billion, or 25%, increase in guaranteed student loans and a $504 million, or 5%, increase in indirect loans.
Loans Held for Sale
LHFS decreased by $1.3 billion, or 36%, during the nine months ended September 30, 2011. The decline was attributable to a reduction in closed mortgage loan volume. While mortgage interest rates declined during the third quarter of 2011, resulting in higher applications and interest rate locks, there was insufficient time for that activity to translate into higher LHFS by September 30, 2011.
Asset Quality
During the third quarter all of our primary asset quality metrics continued to improve, largely due to favorable trends in our commercial loans. Specifically, early stage delinquencies have declined 14 basis points since year end and 20 basis points when excluding government guaranteed loan delinquencies. The commercial and consumer delinquencies are 0.15% and 0.67% of total loans at September 30, 2011, respectively, and are at relatively low levels, while residential delinquencies have remained stable at 1.45%. Any further improvement in overall delinquencies will be influenced by the overall economy, particularly by changes in unemployment and to a lesser extent, home values.
Commercial charge-offs remained relatively stable compared to the prior quarter, as an increase in commercial construction was largely offset by decreases in our commercial and industrial and commercial real estate portfolios. We continue to believe that our commercial and industrial and commercial real estate portfolios will perform comparatively well given their composition, the quality of our underwriting, and our ongoing management disciplines. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio to identify loans with an increased risk of default. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with our client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.
Commercial NPLs declined this quarter across all loan types. Commercial construction NPLs declined again this quarter as a result of continuing risk mitigation activities. We continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrowers' capacity and their ability to service their debt obligations. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered significant relative to total loans outstanding.
Overall asset quality trends for residential loans were relatively stable compared to the prior quarter. Net charge-offs in the residential mortgages portfolio declined modestly during the third quarter while early stage delinquencies and NPLs were relatively stable.
Net charge-offs for the home equity portfolio declined during the quarter, while early stage delinquencies and NPLs remained stable compared to the second quarter of 2011. Runoff in this portfolio has been concentrated in the higher loan to value categories, where no new production has occurred and little to no line availability exists.
The residential construction portfolio, which is primarily comprised of lot and land loans to individuals, showed a decline in terms of NPLs and net charge-offs, while experiencing another quarter of declines in early stage delinquencies.
For the consumer portfolios, asset quality was stable to modestly improved. Early stage delinquencies, excluding guaranteed student loans, remained stable during the quarter. Meanwhile, the level of nonperforming consumer loans and net charge-offs remained relatively stable compared to the second quarter of 2011.
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
The following table shows the percentage breakdown of our total LHFI portfolio at September 30, 2011 and December 31, 2010 by geographic region.

Loan Types by Geography						Table 6
	Commercial		Residential		Consumer
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Geography:
Central[1]	27%	29%	21%	20%	15%	14%
Florida[2]	20	21	28	29	19	21
MidAtlantic[3]	26	28	36	35	27	27
Other	27	22	15	16	39	38
Total	100%	100%	100%	100%	100%	100%
1The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2The Florida region includes Florida only.
3The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

ALLOWANCE FOR CREDIT LOSSES
At September 30, 2011, the allowance for credit losses was $2.7 billion, which includes both the ALLL, as well as, the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience, is shown in the table below:

Summary of Credit Losses Experience						Table 7
	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2011	2010		2011	2010
Allowance for Credit Losses
Balance - beginning of period	$2,795	$3,216	(13)%	$3,032	$3,235	(6)%
Benefit for unfunded commitments	(1)	(5)	(80)	(8)	(60)	(87)
Provision for loan losses:
Commercial loans	86	186	(54)	318	671	(53)
Residential loans	236	392	(40)	810	1,406	(42)
Consumer loans	26	42	(38)	66	122	(46)
Total provision for loan losses	348	620	(44)	1,194	2,199	(46)
Charge-offs:
Commercial loans	(214)	(251)	(15)	(619)	(694)	(11)
Residential loans	(282)	(433)	(35)	(970)	(1,511)	(36)
Consumer loans	(40)	(41)	(2)	(125)	(150)	(17)
Total charge-offs	(536)	(725)	(26)	(1,714)	(2,355)	(27)
Recoveries:
Commercial loans	29	20	45	99	72	38
Residential loans	3	5	(40)	14	15	(7)
Consumer loans	12	10	20	33	35	(6)
Total recoveries	44	35	26	146	122	20
Net charge-offs	(492)	(690)	(29)	(1,568)	(2,233)	(30)
Balance - end of period	$2,650	$3,141	(16)%	$2,650	$3,141	(16)%
Components:
ALLL	$2,600	$3,086	(16)%
Unfunded commitments reserve[1]	50	55	(9)
Allowance for credit losses	$2,650	$3,141	(16)%
Average loans	$115,638	$113,322	2%	$115,242	$113,587	1%
Period-end loans outstanding	117,475	115,055	2
Ratios:
Allowance to period-end loans[2,3,4]	2.22%	2.69%	(17)%
Allowance to NPLs[2,5]	80.92	71.07	14
Allowance to net charge-offs (annualized)[2]	1.33x	1.13x	18
Net charge-offs to average loans (annualized)	1.69%	2.42%	(30)%	1.82%	2.63%	(31)%
Provision for loan losses to average loans (annualized)	1.19	2.17	(45)	1.38	2.59	(47)
Recoveries to total charge-offs	8.2	4.8	71	8.5	5.2	63
1The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.
2This ratio is calculated using the ALLL.
3$452 million and $480 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
4Excluding government-guaranteed loans of $9.8 billion and $8.4 billion, respectively from period-end loans in the calculation results in ratios of 2.42% and 2.91%, respectively.
5$26 million and $31 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.

Charge-offs
Net charge-offs for the three months ended September 30, 2011 declined by $198 million, or 29%, versus the three months ended September 30, 2010. For the nine months ended September 30, 2011, net charge-offs declined by $665 million, or 30%, versus the nine months ended September 30, 2010. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable for residential loans. As a percentage of average loans, annualized net charge-offs were 1.69% and 2.42% during the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, annualized net charge-offs as a percentage of average loans were 1.82% and 2.63%, respectively. The improvements in these figures were the result of improved asset quality. We currently expect net charge-offs to be generally stable in the fourth quarter compared to the third quarter.

Provision for Loan Losses
For the three months ended September 30, 2011, the provision for loan losses decreased by $272 million, or 44%, versus the three months ended September 30, 2010. For the nine months ended September 30, 2011, the provision for loan losses decreased by $1.0 billion, or 46%, versus the nine months ended September 30, 2010. The decrease in the provision for loan losses was attributable to significantly lower net charge-offs and the decline in the ALLL resulting from improved credit quality.

ALLL and Reserve for Unfunded Commitments
The allocation of our ALLL by loan segment is shown in the tables below:

Allowance for Loan Losses by Loan Segment						Table 8
	September 30, 2011			December 31, 2010
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$1,101	42%	47%	$1,303	44%	46%
Residential loans	1,352	52	38	1,498	50	40
Consumer loans	147	6	15	173	6	14
Total	$2,600	100%	100%	$2,974	100%	100%

The ALLL decreased by $374 million, or 13%, during the nine months ended September 30, 2011, with commercial, residential, and consumer loans-related ALLL decreasing $202 million, $146 million, and $26 million, respectively. The decrease in ALLL was commensurate with the improved credit quality of each segment as evidenced by lower delinquency rates, reductions in higher-risk balances, and lower NPLs. Our risk profile continues to improve, as certain higher-risk loans continue to decline, while lower-risk government guaranteed loans represented 8% of the portfolio as of September 30, 2011. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to continue to trend downward at a pace consistent with improvements in credit quality and overall economic conditions. As of September 30, 2011, the allowance to period-end loans ratio was 2.22%, down from 2.58% at December 31, 2010, consistent with our continued actions to reduce the risk of our loan portfolio during the period. The ratio of the ALLL to total NPLs improved to 80.92% as of September 30, 2011 from 72.86% as of December 31, 2010. The improvement in this ratio was primarily attributable to the $871 million decrease in NPLs partially offset by the decline in ALLL.
The reserve for unfunded commitments was $50 million as of September 30, 2011, a decrease of $8 million, or 14%, compared to $58 million at December 31, 2010. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate borrowers.

NONPERFORMING ASSETS

Nonperforming Assets			Table 9
(Dollars in millions)	September 30, 2011	December 31, 2010	% Change
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial[1]	$479	$584	(18)%
Commercial real estate	341	342	—
Commercial construction	385	961	(60)
Total commercial NPLs	1,205	1,887	(36)
Residential loans
Residential mortgages - nonguaranteed[2]	1,417	1,543	(8)
Home equity products	340	355	(4)
Residential construction	250	290	(14)
Total residential NPLs	2,007	2,188	(8)
Consumer loans
Other direct	7	10	(30)
Indirect	20	25	(20)
Total consumer NPLs	27	35	(23)
Total nonaccrual/NPLs	3,239	4,110	(21)
OREO[3]	509	596	(15)
Other repossessed assets	15	52	(71)
Total nonperforming assets	$3,763	$4,758	(21)%
Accruing loans past due 90 days or more	$1,824	$1,565	17%
TDRs:
Accruing restructured loans	$2,824	$2,613	8%
Nonaccruing restructured loans[4]	883	1,005	(12)
Ratios:
NPLs to total loans	2.76%	3.54%
Nonperforming assets to total loans plus OREO and other repossessed assets	3.19	4.08
1Includes $3 million and $4 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.
2Includes $23 million and $24 million of loans carried at fair value at September 30, 2011 and December 31, 2010, respectively.
3Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $134 million and $195 million at September 30, 2011 and December 31, 2010, respectively.
4Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Nonperforming assets decreased by $1.0 billion, or 21%, during the nine months ended September 30, 2011. The decrease was primarily attributable to an $871 million reduction in NPLs as a result of our problem loan resolution efforts. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the U.S. housing market correction. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may impact the resolution of real estate related loans within the nonperforming assets portfolio. Overall, NPL declines in recent quarters have been driven by commercial loans, as the higher-risk commercial construction portfolio has been reduced, while the commercial and industrial loans have generally performed well. We expect the recent quarters' trends to continue resulting in additional declines in NPLs in the fourth quarter.
Nonperforming Loans
Nonperforming commercial loans decreased by $682 million, or 36%, during the nine months ended September 30, 2011, driven by a $576 million decrease in commercial construction NPLs and a $105 million decrease in commercial and industrial NPLs.

We expect this trend to continue in the fourth quarter; however, we continue to expect some variability in inflows of commercial real estate NPLs as we move through the current commercial real estate cycle, as well as some impact on residential loans related to mortgage loan repurchases from investors. See Note 13, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Nonperforming residential loans decreased by $181 million, or 8%, during the nine months ended September 30, 2011, primarily as a result of a $126 million decrease in nonguaranteed residential mortgage NPLs. The $126 million decrease was partially attributable to the reclassification of certain nonperforming residential mortgages as held for sale to reflect our intention to sell these mortgages. We recorded an incremental charge-off of $10 million in the first quarter in connection with the decision to transfer and sell these mortgages. Approximately $34 million of these reclassified NPLs were sold during the second quarter; the remaining $13 million were transferred back to LHFI as they were no longer deemed marketable for sale. The remaining decrease was attributable to lower inflows of NPLs and net charge-offs.
Nonperforming consumer loans decreased by $8 million, or 23%, during the nine months ended September 30, 2011, primarily as a result of a $5 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the year, largely offset by the migration of delinquent consumer loans to nonaccrual status.
Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. We recognized $7 million and $10 million of cash basis interest income for the three months ended September 30, 2011 and 2010, respectively, and $25 million and $32 million for the nine months ended September 30, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $58 million and $81 million for the three months ended September 30, 2011 and 2010, respectively, and $194 million and $266 million for the nine months ended September 30, 2011 and 2010, respectively, would have been recognized.
Other Nonperforming Assets
OREO decreased by $87 million, or 15%, during the nine months ended September 30, 2011. The decline consisted of a net $130 million decrease in residential homes, partially offset by a $29 million increase in commercial properties and a $14 million increase in residential construction related properties. During the nine months ended September 30, 2011 and 2010, sales of OREO resulted in proceeds of $474 million and $561 million, respectively, and net gains on sales of OREO of less than $1 million and net losses of $6 million, respectively, inclusive of valuation reserves, primarily attributed to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 35% and 45%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Other repossessed assets decreased by $37 million, or 71%, during the nine months ended September 30, 2011. The decrease was largely attributable to the sale of repossessed assets during the year.
The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency. Accruing loans past due ninety days or more increased by $259 million, or 17%, during the nine months ended September 30, 2011, $228 million of which was attributable to guaranteed residential mortgages and student loans At September 30, 2011 and December 31, 2010, $116 million and $84 million, respectively, of past due accruing loans were not guaranteed.
At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. In 2011, we continue to improve upon our processes as a result of our review. In addition, following the Federal Reserve's horizontal review of the nation’s largest mortgage loan servicers, including SunTrust, SunTrust and other servicers entered into Consent Orders with the Federal Reserve. We describe the Consent Order in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and have filed a copy of it as an Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2011. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period will be solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. These requirements prescribed by the Consent Order may result in additional delays in the foreclosure process at a time when the time required for foreclosure upon residential real estate collateral in certain states, primarily Florida, continues to be elevated. These delays in the foreclosure process have adversely affected us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and by exposing us to losses as a result of potential additional declines in the value of such collateral. These delays have also resulted, in some cases, in an inability to meet certain investor foreclosure timelines for loans we service for others, which has resulted, and is expected to continue to result, in the assessment of compensatory fees. Noninterest expenses in our Mortgage line of business have also increased in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. Additionally, continued and evolving changes in the regulatory environment and industry standards have increased our default servicing costs. Finally, the time to complete foreclosure sales has increased, and this has resulted in an increase in nonperforming assets and servicing advances, and has adversely impacted the collectability of such advances. Accordingly, additional delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could further increase the costs associated with our mortgage operations. See additional discussion in Part II, Item IA, "Risk Factors" in this Form 10-Q.
Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extension in terms. For commercial loans, the primary restructuring method is the extensions of terms. Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will likely continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate. The level of re-defaults will likely be affected by future economic conditions. At September 30, 2011, specific reserves included in the ALLL for residential TDRs were $393 million. See Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table displays our residential real estate TDR portfolio by modification type and payment status at September 30, 2011. Loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $62 million at September 30, 2011.

Selected Residential TDR Data						Table 10
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$463	$53	$516	$19	$68	$87
Term extension	25	13	38	2	24	26
Rate reduction and term extension	1,666	309	1,975	64	449	513
Other[2]	16	2	18	3	7	10
Total	$2,170	$377	$2,547	$88	$548	$636
1TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2Primarily consists of extensions and deficiency notes.

At September 30, 2011, our total TDR portfolio was $3.7 billion and was composed of $3.2 billion, or 86%, of residential loans (predominately first and second lien residential mortgages and home equity lines of credit), $485 million, or 13%, of commercial loans (predominately income-producing properties), and $40 million, or 1%, of direct consumer loans.

Accruing TDRs increased by $211 million, or 8%, during the nine months ended September 30, 2011. The increase in accruing TDRs was partly attributable to an increase in the number of loan modifications during the year and partly related to the adoption of new accounting guidance. Applying the new guidance, which required a review and evaluation of loan modifications completed since January 1, 2011, resulted in the identification of $93 million of additional TDRs as of July 1, 2011, which is the date the guidance became effective. Nonaccruing TDRs decreased by $122 million, or 12%, during the nine months ended September 30, 2011, primarily reflecting net charge-offs during the year, as well as returns of commercial TDRs to accrual status and repayments. See additional discussion in Note 1, "Significant Accounting Policies", and Note 3, "Loans", to the Consolidated Financial Statements in this Form 10-Q.
Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $29 million and $26 million for the three months ended September 30, 2011 and 2010, respectively, and $84 million and $70 million for the nine months ended September 30, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $40 million and $37 million for the three months ended September 30, 2011 and 2010, respectively, and $116 million and $102 million for the nine months ended September 30, 2011 and 2010, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 11
(Dollars in millions)	September 30, 2011	December 31, 2010
Trading Assets
U.S. Treasury securities	$209	$187
Federal agency securities	612	361
U.S. states and political subdivisions	77	123
MBS - agency	509	301
MBS - private	1	15
CDO/CLO securities	44	55
ABS	37	59
Corporate and other debt securities	445	743
CP	78	14
Equity securities	85	221
Derivative contracts [1]	2,505	2,743
Trading loans	1,686	1,353
Total trading assets	$6,288	$6,175

Trading Liabilities
U.S. Treasury securities	$326	$439
MBS - agency	1	—
Corporate and other debt securities	211	398
Equity securities	14	—
Derivative contracts [1]	1,183	1,841
Total trading liabilities	$1,735	$2,678

[1]
The current year amount is offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements. We made this change as of July 1, 2011 due to resolution during the quarter of certain operational limitations. This presentation is in accordance with applicable accounting standards and applied prospectively.

Trading Assets and Liabilities
Trading assets increased $113 million, or 2%, since December 31, 2010. This increase was primarily driven by an increase in federal agency securities, agency MBS, CP and trading loans due to normal business activity. The increase was offset by a decrease in corporate and other debt securities due to normal business activity, and a decrease in equity securities due primarily to issuer redemptions of ARS municipal fund preferred shares. Derivative assets increased $950 million primarily due to the increase in the fixed income portfolio driven by the declining interest rate environment. This increase was offset by $1.2 billion in cash collateral as a result of our decision, beginning on July 1, 2011, to offset the derivatives with the related collateral. See Note 11, "Derivative Financial Instruments," and Note 12 , "Fair Value Election and Measurement," to the Consolidated Financial Statements for more information.
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
The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009 as a result of the FINRA investigation. See additional discussion related to FINRA’s ARS investigation in Note 14, “Contingencies.” The fair value of these ARS recorded in trading assets and included in Table 10 above declined to $43 million as of September 30, 2011 compared to $147 million as of December 31, 2010. The reduction was due primarily to issuer redemptions of preferred equity ARS, offset slightly by a gain in fair value of the ARS. The majority of these remaining ARS securities are CDOs collateralized by trust preferred bank debt.
Trading liabilities decreased $943 million, or 35%, since December 31, 2010 due primarily to decreases in U.S. Treasury securities and corporate and other debt securities as a result of normal business activity. Derivative liabilities increased $478 million primarily due to the increase in the fixed income portfolio driven by the declining interest rate environment. This increase was offset by $1.1 billion in cash collateral as a result of our decision, beginning on July 1, 2011, to offset the derivatives with the related collateral. See Note 11, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements for more information.

Securities Available for Sale				Table 12
	September 30, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$374	$12	$—	$386
Federal agency securities	2,527	118	—	2,645
U.S. states and political subdivisions	471	21	2	490
MBS - agency	19,302	728	—	20,030
MBS - private	319	1	33	287
CDO/CLO securities	337	—	5	332
ABS	534	13	7	540
Corporate and other debt securities	53	2	1	54
Coke common stock	—	2,027	—	2,027
Other equity securities[1]	710	1	—	711
Total securities AFS	$24,627	$2,923	$48	$27,502
1At September 30, 2011, other equity securities included the following securities at cost: $171 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock, and $148 million in mutual fund investments.

	As of December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO/CLO securities	50	—	—	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	—	1,973	—	1,973
Other equity securities[1]	886	1	—	887
Total securities AFS	$24,484	$2,534	$123	$26,895
1At December 31, 2010, other equity securities included the following securities at cost: $298 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock, and $197 million in mutual fund investments.
Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $27.5 billion as of September 30, 2011, an increase of $607 million, or 2%, versus December 31, 2010. Changes in the size and composition of the portfolio during the nine months reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. These changes included reducing the size of the U.S. Treasury securities portfolio by $5.1 billion, from which the proceeds were partly used to repurchase our Series C and Series D Fixed Rate Cumulative Preferred Stock that we issued to the U.S. Treasury under the CPP. The proceeds were also used to increase agency MBS and federal agency securities. During the nine months ended September 30, 2011, we recorded $98 million in net realized gains primarily from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared to net realized gains of $128 million during the same period in 2010. For additional information on composition and valuation assumptions related to securities AFS, see the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
At September 30, 2011, the carrying value of securities AFS reflected $2.9 billion in net unrealized gains, comprised of a $2.0 billion unrealized gain from our 30 million shares of Coke common stock and a $848 million net unrealized gain on the remainder of the portfolio. At December 31, 2010, the carrying value of securities AFS reflected $2.4 billion in net unrealized gains, which were comprised of a $2.0 billion unrealized gain from our 30 million shares of Coke common stock and a $438 million net unrealized gain on the remainder of the portfolio. The net unrealized gain, excluding Coke, increased due to the decline in interest rates experienced during 2011. We entered into two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares. Under The Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle The Agreements for no less than $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The Agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to $66.02 per share and $65.72 per share, under each of the respective variable forward agreements. Additional details related to these forward agreements can be found in Note 11, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.
For the three months ended September 30, 2011, the average yield on a FTE basis for the securities AFS portfolio increased to 3.33% compared to 3.32% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the average yield on a FTE basis for the securities AFS portfolio increased to 3.30% compared to 3.25% for the nine months ended September 30, 2010. The yield increases were largely due to reduced holdings of lower yielding U.S. Treasury securities and increased holdings of higher yielding agency MBS securities during 2011.
The portfolio’s effective duration decreased to 2.2% as of September 30, 2011 from 3.3% as of December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.2% suggests an expected price change of 2.2% for a one percent instantaneous change in market interest rates.
The credit quality of the securities portfolio remained strong at September 30, 2011 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.
We expect the size of our securities portfolio to remain relatively stable in the near term. Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we may eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

BORROWINGS

Short-term Borrowings								Table 13
	As of September 30, 2011		Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in millions)	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End

			Balance	Rate		Balance	Rate
Fed funds purchased [1]	$998	0.11%	$1,069	0.11%	$1,090	$1,061	0.14%	$1,169
Securities sold under agreement to repurchase [1]	2,016	0.14	2,170	0.15	2,182	2,245	0.15	2,411
Other short-term borrowings [2]	3,218	0.34	3,063	0.40	3,218	2,920	0.40	3,218
Total short-term borrowings	$6,232		$6,302			$6,226

	As of September 30, 2010		Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(Dollars in millions)	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End

			Balance	Rate		Balance	Rate
Fed funds purchased [1]	$1,076	0.21%	$1,176	0.20%	$1,186	$1,271	0.18%	$3,163
Securities sold under agreement to repurchase [1]	2,429	0.15	2,505	0.16	2,554	2,375	0.14	2,794
Other short-term borrowings [2]	4,894	0.30	3,192	0.40	4,894	2,862	0.44	4,894
Total short-term borrowings	$8,399		$6,873			$6,508
1Fed funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.
2Other short-term borrowings includes master notes, dealer collateral held by the Company, U.S. Treasury demand notes, CP, short-term FHLB advances, and other short-term borrowed funds.

Short-Term Borrowings
Our period-end short-term borrowings decreased $2.2 billion, or 26%, from September 30, 2010. The decrease was primarily attributable to a reduction in other short-term borrowings of $1.7 billion and a $413 million decline in securities sold under agreement to repurchase.
Average short-term borrowings decreased by $571 million, or 8%, compared to the third quarter of 2010. The decrease was primarily due to average decreases in securities sold under agreement to repurchase of $335 million. For the nine months ended September 30, 2011, average short-term borrowings decreased by $282 million, or 4%, compared to the nine months ended September 30, 2010 as a result of declines in average Fed funds purchased of $210 million.
For the three and nine months ended September 30, 2011, our period-end outstanding balances were not materially different from maximum monthly outstanding balances or from the daily averages for any category of short-term borrowings. For the nine months ended September 30, 2010, average Fed funds purchased had a significant difference between the maximum outstanding balance and the period ended balance, resulting from our temporary increase in borrowings during January 2010, which was part of our ordinary balance sheet management practices. For the three and nine months ended September 30, 2010, average other short-term borrowing had a significant difference between the maximum outstanding balance and the period ended balance, resulting from a decrease of dealer collateral held by SunTrust.

Long-Term Debt
During the nine months ended September 30, 2011, our long-term debt decreased by $104 million. The change was primarily due to the maturity and redemption of $852 million of our ten year 6.375% subordinated notes and our repurchase of $320 million of fixed rate senior and junior subordinated notes that were due in 2011 and 2036, offset by our issuance of $1.0 billion of five year 3.60% senior notes during the first quarter of 2011. Subsequent to the quarter ended September 30, 2011, on October 27, 2011 we issued $750 million of 3.50% senior Parent Company notes that will mature in 2017.

In September 2011, we conducted a consent solicitation from holders of our 6% subordinated notes due 2026 to terminate each of four replacement capital covenants executed by us in connection with various hybrid securities offerings.  Under the terms of the replacement capital covenants, we could only repurchase, redeem or repay those covered hybrid securities if a specific portion of the funds used were the proceeds of the sale of equity or certain equity-like securities within a specified time period prior to such repurchase, redemption or repayment.  We received the consent of the holders of a majority of the aggregate principal amount of the 6% subordinated notes due 2026 and, consequently, the termination of the replacement capital covenants became effective on September 23, 2011.

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
Both the Company and the Bank are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average assets, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively.
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

Capital Ratios		Table 14
(Dollars in millions)	September 30, 2011	December 31, 2010
Tier 1 capital	$14,531	$18,156
Total capital	18,211	21,967
Risk-weighted assets	130,952	132,819
Tier 1 common equity:
Tier 1 capital	14,531	18,156
Less:
Qualifying trust preferred securities	2,051	2,350
Preferred stock	172	4,942
Allowable minority interest	120	127
Tier 1 common equity	$12,188	$10,737
Risk-based ratios:
Tier 1 common equity	9.31%	8.08%
Tier 1 capital	11.10	13.67
Total capital	13.91	16.54
Tier 1 leverage ratio	8.90	10.94
Total shareholders’ equity to assets	11.71	13.38

In March 2011, the Federal Reserve completed its CCAR to evaluate capital plans of the nineteen largest U.S. bank holding companies. As a result of the CCAR, some of the bank holding companies increased or reinstated dividends payments, common stock repurchases, or repaid U.S. government capital borrowed under the CPP. Upon completion of their review, the Federal Reserve did not object to our capital plan submitted as part of the CCAR in December 2010. As such, during March 2011, we initiated and completed certain elements of our capital plan, including issuing $1.0 billion of common stock and $1.0 billion of senior debt. We then used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the TARP’s CPP. As a result of the repurchase of Series C and D Preferred Stock, we incurred a one-time, non-cash charge to net income available to common shareholders of $74 million related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock. In September 2011, the U.S. Treasury sold, in a public auction, warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share (Series A warrants). We had issued the warrants to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP and the warrants have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the auction, we reacquired and retired 4 million of the Series A warrants for $11 million.
During the nine months ended September 30, 2011, our common equity increased by $1.8 billion, primarily as a result of the common stock offering, net income, and an increase in AOCI due to higher unrealized gains primarily related to securities and derivatives. Conversely, total shareholders’ equity decreased by $2.9 billion from December 31, 2010 primarily as a result of the repurchase of the Series C and D Preferred Stock, partially offset by the issuance of the new common shares.
Tier 1 common equity, Tier 1 capital, and Total capital ratios were 9.31%, 11.10%, and 13.91%, respectively, at September 30, 2011 compared to 8.08%, 13.67%, and 16.54%, respectively, at December 31, 2010. At December 31, 2010, our Tier 1 Capital ratio excluding preferred stock issued to the U.S. Treasury was 10.08%. The increase in Tier 1 common equity during the nine months ended September 30, 2011 was the result of the issuance of common equity. The decline in Tier 1 capital and Total capital ratios was due to the reduction in total equity as a result of the repurchase of the Preferred Stock issued to the U.S. Treasury. Overall, our capital levels are strong at September 30, 2011 as we remain well above the requirements to be considered “well capitalized” according to the current U.S. regulatory standards, and our capital ratios exceed the proposed guidelines recently published by the Basel Committee under Basel III and endorsed by U.S. regulatory agencies.
We declared and paid common dividends totaling $26 million during the three months ended September 30, 2011, or $0.05 per common share, compared to $5 million, or $0.01 per common share, during the same period in 2010. During the nine months ended September 30, 2011, we declared and paid common dividends totaling $37 million, or $0.07 per common share, compared to $15 million, or $0.03 per common share during the same period in 2010. Additionally, we declared dividends payable during the three and nine months ended September 30, 2011 and 2010 of approximately $2 million and $5 million, and $2 million and $6 million, respectively, on our Series A Preferred Stock. Further, during the three and nine months ended

September 30, 2010, we declared dividends payable of $61 million and $182 million, respectively, and during the first quarter of 2011, we declared dividends of $60 million to the U.S. Treasury on the Series C and D Preferred Stock.
Following the repurchase of the preferred stock issued to the U.S. Treasury as part of the CPP, on August 9, 2011, our Board approved an increase in the quarterly dividend to $0.05 per share, which was paid on September 15, 2011, to shareholders of record at the close of business on September 1, 2011. However, we remain subject to certain restrictions on our ability to increase our dividend. See Part II, Item 1A, “Risk Factors,” in this Form 10-Q and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at September 30, 2011.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies section as described in our Annual Report on Form 10-K for the year ended December 31, 2010; however, we have updated our discussion of Goodwill to incorporate our annual impairment test assumptions and results.
Goodwill
As of September 30, 2011 and December 31, 2010, our reporting units with goodwill balances are Branch Banking, Diversified Commercial Banking, CIB, and W&IM. Branch Banking is a component of the Retail Banking reportable segment. See Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a further discussion of our reportable segments.
We review the goodwill of each reporting unit for impairment on an annual basis as of September 30th, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, the fair value of tangible assets and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is applied based on observable multiples from guideline transactions, adjusted to reflect our specific factors, as well as current market conditions. Based on our annual impairment analysis of goodwill as of September 30, 2011, we determined there is no goodwill impairment as the fair value for all reporting units is in excess of the respective reporting unit's carrying value by the following percentages:

Branch Banking	12%
Diversified Commercial Banking	27%
CIB	36%
W&IM	150%

Valuation Techniques
In determining the fair value of our reporting units, we use discounted cash flow analyses, which require assumptions about short and long-term net cash flow, growth rates for each reporting unit, as well as discount rates. Additionally, we consider guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units.
Growth Assumptions
Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% as of September 30, 2011 and 2010 based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions
Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In the annual analysis as of September 30, 2011, the discount rates ranged from 13% to 17%.
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
Economic and market conditions can vary significantly which may cause increased volatility in a company's stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant's estimate of entity-specific value measured over a reasonable period of time. We believe that recent volatility may be tied to concerns related to a rating agency downgrade of the U.S. credit rating, market sentiment pertaining to the overall banking sector and concerns regarding the global economy, rather than the result of company-specific adjustments to cash flows, guideline multiples, or asset values which would have influenced the fair value of our reporting units. As a result, the use of market capitalization is a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplement the market capitalization information with other observable market information that provided benchmark valuation multiples from transactions over a reasonable period.
The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit's carrying value of equity could change based on market conditions and the risk profile of those reporting units.
If there is a situation where the carrying value of equity exceeds the estimated fair value, an additional goodwill impairment evaluation is performed that involves calculating the implied fair value of the reporting unit's goodwill, which is determined in the same manner as goodwill is recognized in a business combination.
The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit's net assets. The fair value of the reporting unit's net assets is estimated using a variety of valuation techniques including the following:

•	recent data observed in the market, including similar assets,

•	cash flow modeling based on projected cash flows and market discount rates,

•	market indices,

•	estimated net realizable value of the underlying collateral, and

•	price indications from independent third parties.
Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management's assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment.
If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, goodwill is not impaired. If the carrying amount of a reporting unit's goodwill exceeds the implied goodwill, an impairment loss is recognized in an amount equal to the excess. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately, the amount of goodwill impairment, if any. Sensitivity analysis is performed to assess the potential ranges of implied goodwill.

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

Interest Rate Sensitivity from an Economic Perspective		Table 15
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	September 30, 2011	December 31, 2010
Rate Change
+100	(0.2)%	0.2%
-100	(1.2)%	(0.9)%

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

Interest Rate Sensitivity from a Financial Reporting Perspective		Table 16
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	September 30, 2011	December 31, 2010
Rate Change
+100	0.1%	0.5%
-100	(1.3)%	(1.0)%
The difference from December 31, 2010 to September 30, 2011 seen above in both the economic and financial reporting perspectives related to the +100 and -100 basis point shock scenarios is primarily due to an increase in liability sensitivity from projected balance sheet growth, funded with short-term borrowings.
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
As of September 30, 2011, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates. MVE sensitivity is reported in both upward and downward rate shocks. However, results at September 30, 2011 in the downward rate shock is significantly less meaningful than the upward rate shock. In a -100 shock scenario, current interest rate levels that are already at or near 0% are adversely impacting discounted cash flow analysis causing the short end of the discount curve to be zero bound and therefore, the shock behaves more like a curve flattener than a parallel shock.

Market Value of Equity Sensitivity		Table 17
	Estimated % Change in MVE
(Basis points)	September 30, 2011	December 31, 2010
Rate Change
+100	(2.9)%	(3.4)%
-100	0.0%	1.1%

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
Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR for the three and nine months ended September 30, 2011 and 2010. The following table displays high, low, and average VAR for the three and nine months ended September 30, 2011 and 2010.

Value at Risk Profile				Table 18
	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Average VAR	$5	$8	$5	$9
High VAR	$6	$9	$7	$13
Low VAR	$4	$7	$4	$7

Average VAR during the three and nine months ended September 30, 2011 was lower compared to the three and nine months ended September 30, 2010 primarily due to sales, paydowns, and maturities of illiquid trading assets. This is a result of continuing to manage down illiquid asset holdings where possible, as they are not part of our core business activities. Trading assets, net of trading liabilities, averaged $4.1 billion and $3.8 billion for the three months ended September 30, 2011 and 2010, respectively, and $3.7 billion and $3.3 billion for the nine months ended September 30, 2011 and 2010, respectively. The increases in average trading balances are primarily a result of an increase in the TRS portfolio and growth in fixed income trading, but partially offset by reductions in illiquid trading asset holdings. Trading assets, net of trading liabilities, were $4.6 billion and $3.9 billion at September 30, 2011 and 2010, respectively.
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
The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a source of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of September 30, 2011, the Bank’s AFS investment portfolio contained $13.9 billion of free and liquid securities at book value, of which approximately 92% consisted of agency MBS, agency debt, and U.S. Treasury securities.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that could be quickly converted to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a portfolio of publicly traded securities, although the Parent Company invested approximately $5 billion of cash in a portfolio of U.S. Treasury securities during 2010 and the first quarter of 2011 prior to retiring its TARP preferred securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital related) for an extended period of months in accordance with Company risk limits.
We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The table below presents period-end and average balances from these four sources as of and for the nine months ended September 30, 2011 and 2010. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 19
	September 30, 2011		September 30, 2010
(Dollars in billions)	As of	Average for the Nine Months Ended ¹	As of	Average for the Nine Months Ended ¹
Excess reserves	$1.7	$3.0	$0.4	$2.4
Free and liquid investment portfolio securities	15.7	17.7	20.9	18.0
FHLB borrowing capacity	15.2	13.0	9.1	8.3
Discount window borrowing capacity	15.0	13.7	12.1	11.8
Total	$47.6	$47.4	$42.5	$40.5
1Average based upon month-end data, except excess reserves, which is based upon a daily average.
Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. Additionally, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of September 30, 2011, Moody’s, S&P, and DBRS all maintained a “Stable” outlook on our credit ratings, while Fitch maintained a “Positive” outlook, citing improved credit and earnings trends. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” and “Positive” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
As of September 30, 2011
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Stable	Positive	Stable

The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of September 30, 2011, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During the nine months ended September 30, 2011, pursuant to a capital plan submitted to the Federal Reserve, we repurchased high-cost Tier 1 capital securities, including $4.9 billion of our Series C and Series D Fixed Rate Cumulative Preferred stock issued to the U.S. Treasury under the TARP’s CPP and Trust Preferred Securities. Despite these transactions, the Parent Company retains a material cash position, in accordance with Company policies and risk limits discussed in greater detail below.
Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $123.9 billion as of September 30, 2011, from $120.0 billion as of December 31, 2010.
We also maintain access to a diversified collection of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding slightly decreased to $21.5 billion as of September 30, 2011, from $22.9 billion as of December 31, 2010. Collectively, the Bank and Parent Company have approximately $3.2 billion of long-term wholesale funding maturing during the final quarter of 2011. Approximately $852 million of wholesale debt matured during the nine months ended September 30, 2011 and was redeemed at par. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, decreased to $6.0 billion as of September 30, 2011, from $7.1 billion as of December 31, 2010.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5 billion of such securities, of which approximately $2.2 billion of issuance capacity remains available. The most recent issuance from this shelf occurred on October 27, 2011, when we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of September 30, 2011, the Bank had $33.7 billion of remaining board authority to issue notes under the program. However, the Bank has no present intention of issuing notes under the program and intentionally allowed the program to expire. The Bank is in the process of renewing the program and once renewed, will have ability to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.
Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the third quarter of 2011, we had no Parent Company debt that matured, and none is scheduled to mature during the remainder of 2011. Approximately $1 billion of Parent Company debt is scheduled to mature in 2012. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.
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
Recent Developments. Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective, the potential impact of which cannot be presently quantified. However, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and liquidity management practices. See discussion of certain current legislative and regulatory proposals within the “Executive Overview” section of this MD&A.
Other Liquidity Considerations. As detailed in Table 21, we had an aggregate potential obligation of $61.0 billion to our clients in unused lines of credit at September 30, 2011. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $5.5 billion in letters of credit as of September 30, 2011, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $3.3 billion of these letters as of September 30, 2011 supported variable rate demand obligations.
As of September 30, 2011, our cumulative UTBs amounted to $99 million. The gross liability for interest related to UTBs was $21 million as of September 30, 2011. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	September 30, 2011	December 31, 2010
Unused lines of credit:
Commercial	$35,129	$34,363
Mortgage commitments [1]	7,226	9,159
Home equity lines	12,981	13,557
Commercial real estate	1,439	1,579
CP conduit	769	1,091
Credit card	3,478	3,561
Total unused lines of credit	$61,022	$63,310
Letters of credit:
Financial standby	$5,402	$6,263
Performance standby	72	108
Commercial	70	68
Total letters of credit	$5,544	$6,439
1Includes $5.1 billion and $4.2 billion in IRLCs accounted for as derivatives as of September 30, 2011 and December 31, 2010, respectively.
Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2010.
MSRs, which are carried at fair value, totaled $1.0 billion and $1.4 billion as of September 30, 2011 and December 31, 2010, respectively, are managed within established risk limits and are monitored as part of various governance processes. For the three and nine months ended September 30, 2011, we originated MSRs with fair values at the time of origination of $47 million and $183 million, respectively. For the three and nine months ended September 30, 2010, we originated MSRs with fair values at the time of origination of $64 million and $198 million, respectively. We recorded decreases of $437 million and $582 million in the fair value of our MSRs for the three and nine months ended September 30, 2011, respectively. We recorded decreases of $290 million and $811 million in the fair value of our MSRs for the three and nine months ended September 30, 2010, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows.
For the three and nine months ended September 30, 2011, we recorded losses related to MSRs of $40 million and $94 million (including decay of $46 million and $139 million), respectively, inclusive of the mark to market adjustments on the related hedges. For the three and nine months ended September 30, 2010, we recorded gains related to MSRs of $25 million and losses of $26 million (including decay of $49 million and $167 million), respectively, inclusive of the mark to market adjustments on the related hedges. We continue to evaluate the impact that the Consent Order may have, and we currently do not expect the impact to be material unless third party price indications reflect lower market valuations.

Recent changes to the U.S. Government's Making Homes Affordable Program will likely increase the number of borrowers that are eligible for mortgage refinance opportunities.  We expect that prepayment rates for a portion of the loans in our servicing portfolio will increase and result in a decline in the value of our MSR asset in future quarters.  Program terms, such as seller representations and warranties, will influence the impact on prepayment rates and those details have yet to be published.  See Note 5 “Goodwill and Other Intangible Assets," to the Consolidated Financial Statements in this Form 10-Q for further discussion of MSR valuation sensitivities.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except as noted within the “Borrowings" section of this MD&A, there have been no significant changes in our Contractual Commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

BUSINESS SEGMENTS
The following table for our reportable business segments compares net income/(loss) for the three and nine months ended September 30, 2011 to the same periods in 2010:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Retail Banking	$58	$36	$126	$73
Diversified Commercial Banking	76	63	202	151
CRE	(89)	(114)	(248)	(241)
CIB	64	109	258	210
Mortgage	(138)	(103)	(451)	(646)
W&IM	31	28	104	89
Corporate Other and Treasury	156	96	407	345
Reconciling Items	57	38	175	24

The following table for our reportable business segments compares average loans and average deposits for the three and nine month periods ended September 30, 2011 to the same periods in 2010:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2011	2010	2011	2010
Retail Banking	$35,397	$33,537	$77,112	$75,598
Diversified Commercial Banking	23,116	22,380	19,300	17,757
CRE	6,658	9,377	1,582	1,446
CIB	14,302	10,950	8,679	7,021
Mortgage	28,765	29,044	3,081	3,440
W&IM	7,258	7,852	12,315	11,228
Corporate Other and Treasury	142	182	905	743

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
	2011	2010	2011	2010
Retail Banking	$35,330	$33,053	$76,848	$75,056
Diversified Commercial Banking	22,985	22,722	19,210	18,469
CRE	7,314	10,111	1,513	1,602
CIB	13,084	10,713	8,264	6,522
Mortgage	28,966	28,864	2,920	2,881
W&IM	7,377	7,916	12,177	11,020
Corporate Other and Treasury	186	208	931	717

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for additional discussion of our segment structure, basis of presentation and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Nine Months Ended September 30, 2011 vs. 2010
Retail Banking
Retail Banking reported net income of $126 million for the nine months ended September 30, 2011, an increase of $53 million, or 73%, compared to the same period in 2010. The increase in net income was primarily due to lower provision for credit losses and higher net interest income that was partially offset by lower noninterest income and higher noninterest expense.
Net interest income was $1.9 billion, an increase of $27 million, or 1%, from the same period in 2010. The increase was driven by the benefits derived from higher average loan balances and spreads and higher average deposit balances partially offset by the impact of lower deposit spreads. Average loan balances increased $2.3 billion, or 7%. Indirect consumer loans increased $2.4 billion, driven by organic indirect auto production and by the acquisition of $1.7 billion of consumer auto loans in the third and fourth quarters of 2010. Additional consumer loan growth was the result of the purchase of $1.4 billion of guaranteed student loans during the past twelve months. Partially offsetting those increases were decreases in home equity lines, residential mortgages, and commercial loans. Loan related net interest income increased $54 million, or 8%, compared to the prior year driven by increased loan volume and higher loan spreads.
Average customer deposit balances increased $1.8 billion, or 2%. Favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $3.4 billion, or 16%, decline in average time deposits. Deposit-related net interest income decreased $40 million, or 3%, as the value of deposits fell in the current interest rate environment.
Provision for credit losses was $593 million, a decrease of $172 million, or 22%, over the same period in 2010 primarily driven by declines of $75 million in home equity line, $33 million in commercial, $27 million in credit card, and $29 million in residential mortgage loan net charge-offs.
Total noninterest income was $830 million, a decrease of $27 million, or 3%, compared to the same period in 2010. Service charges on deposits decreased $71 million, or 16%, driven by lower NSF/overdraft fees resulting from Regulation E changes. Those decreases were partially offset by higher interchange and ATM card fees, which increased a combined $40 million, or 12%, primarily due to increased transaction volume.
Total noninterest expense was $1.9 billion, up $86 million, or 5%, compared to the same period in 2010. The increase was primarily driven by increases in other real estate and other shared corporate expenses primarily in technology and operational areas.
Diversified Commercial Banking

Diversified Commercial Banking reported net income of $202 million for the nine months ended September 30, 2011, an increase of $51 million, or 34%, compared to the same period in 2010. The increase in net income was attributable to a decrease in provision for credit losses and increases in net interest income.

Net interest income was $532 million, a $44 million, or 9%, increase from the same period in 2010. Average loan balances were relatively flat to prior year, increasing $263 million or 1%, with increases in commercial domestic loans, tax-exempt loans and auto dealer floor plan loans, offset by decreases in leasing and commercial real estate loans. Loan-related net interest income increased $38 million, or 13%, compared to the same period in 2010 due to increased loan spreads. Average customer deposit balances increased $741 million, or 4%, from the same period in 2010. Favorable trends in deposit mix continued as higher cost time deposits declined $446 million, or 36%, while lower cost commercial demand deposits increased $1.6 billion, or 24%. NOW and money market combined average balances decreased $372 million, or 3%.

Provision for credit losses was $49 million, a decrease of $39 million, or 44%, from the prior year. The decrease was primarily driven by lower net charge-offs in commercial real estate loans, commercial domestic loans and lease financing.

Total noninterest income was $191 million, an increase of $18 million, or 10%, from the prior year driven primarily by leasing revenue. Additional increases in card services fees, revenue share for capital market fees and nonmargin loan fees were offset by decreases in letter of credit fees, service charges on deposits and investment banking income.

Total noninterest expense was $358 million, up $23 million, or 7%, from the prior year as lower other real estate expenses were offset with higher administrative overhead, operations, and staff expenses.

Commercial Real Estate and Affordable Housing
CRE reported a net loss of $248 million for the nine months ended September 30, 2011, compared to the net loss of $241 million for the same period in 2010. The increase in net loss was primarily due to higher provision expense.
Net interest income was $106 million, an $18 million, or 15% decline from the same period in 2010. Average loan balances declined $2.8 billion, or 28%, largely due to a $2.3 billion decrease in commercial real estate loans. Loan related net interest income decreased $21 million, or 19%, as the decrease in average balances more than offset higher loan spreads. Average customer deposit balances declined $89 million, or 6%, driven by an $85 million decrease in money market accounts. Deposit related net interest income declined from prior year by $4 million, or 12%, attributable to declines in deposit spreads and volume.
Provision for credit losses was $353 million, a $9 million, or 3%, increase over the same period in 2010. The increase was predominantly driven by higher net charge-offs related to residential land and investor owned real estate loans.
Total noninterest income was $73 million, an increase of $12 million, or 20%, from the same period in 2010. The increase was the result of favorable sales and mark-to-market gains related to the GB&T loan portfolio carried at fair market value, and higher income related to Affordable Housing.
Total noninterest expense was $316 million, a decrease of $8 million, or 2%, over the same period in 2010. The decrease was primarily driven by lower credit expenses, staff expense, and Affordable Housing-related expense. Partially offsetting these decreases were higher allocated administrative expenses.
Corporate and Investment Banking
CIB's net income for the nine months ended September 30, 2011 was $258 million, an increase of $48 million, or 23%, compared to the same period in 2010. The increase was driven by higher total revenues and a decline in provision for credit losses, which were partially offset by an increase in noninterest expense.
Net interest income was $362 million, an increase of $89 million or 33% from the prior year. The increase was primarily driven by a $2.4 billion, or 22%, increase in average loan balances. The increase in loan balances was largely the result of a $814 million increase in Three Pillars, the CP conduit, a $324 million increase in asset-based lending loans, additional increases in term loans, and an increase of line of credit utilization. The increase in average loan balances, as well as higher loan spreads, resulted in a $73 million, or 43%, increase in loan-related net interest income. Total average client deposits increased $1.7 billion, or 27%, with growth concentrated in demand deposits, NOW accounts, and money market accounts. Higher deposit volumes offset the impact of lower deposit spreads contributing $17 million to the overall increase in net interest income.
Provision for loan losses was a benefit $1 million due to net recoveries of loans previously charged off as net charge-offs declined $38 million from the prior year. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.
Total noninterest income was $477 million, an increase of $28 million, or 6%, over the prior year. The increase is primarily due to improved performance in loan syndications, equity underwritings, foreign exchange fees, and merchant banking gains as well as a decline in valuation losses associated with previously securitized loans.
Total noninterest expense was $433 million, an increase of $81 million, or 23%. The increase was primarily due to higher staff expense related to increased revenue generation, higher operating losses impacted by increased legal-related expenses, as well as increased operation costs related to growth in loans and deposits.
Mortgage
Mortgage reported a net loss of $451 million for the nine months ended September 30, 2011, an improvement of $195 million, or 30% compared to the same period in 2010. The improvement was driven by lower provision for credit losses and repurchase provision that was partially offset by lower production income due to lower loan originations, less favorable net MSR hedge performance and higher expenses.
Net interest income was $362 million, up $31 million, or 9% over the prior year. The increase was primarily due to higher net interest income on loans, which increased $43 million, or 22%, principally due to improved spreads. Total average loans, primarily residential mortgages were relatively consistent with prior year, increasing $102 million. The improvement in net interest income on loans was partially offset by lower deposit and other liability spreads resulting in a decline of $8.7 million, or 8%.

Provision for credit losses was $520 million, a decrease of $436 million, or 46%, from the same period in 2010. The decline was primarily driven by a $351 million decline in residential mortgage loan charge-offs as well as reductions in residential construction-to-perm net charge-offs. Net charge-offs included $10 million and $51 million of charge-offs related to NPL sales in 2011 and 2010, respectively.
Total noninterest income was $271 million, down $126 million, or 32%, compared with the same period in 2010. The decline was principally due to lower production income as a result of lower loan origination volume, partially offset by lower repurchase provision and less favorable net MSR hedge performance. Total production income of $42 million was down $28 million, or 40%. Loan originations were $16.2 billion for the first nine months of 2011, compared with $20.6 billion for the same period the prior year, a 21% decrease. Servicing income of $202 million declined $88 million, or 30%, due to less favorable net MSR hedge performance and lower service fees. Total loans serviced at September 30, 2011 were $161.0 billion compared to $176.6 billion at September 30, 2010, down 9%.
Total noninterest expense was $847 million, an increase of $35 million, or 4%, compared to the same period in 2010. The increase was primarily due to higher staff expense and an increase in legal and compliance-related costs, partially offset by lower OREO expenses.
Wealth and Investment Management
W&IM's net income for the nine months ended September 30, 2011 was $104 million, an increase of $15 million, or 17%, compared to the same period in 2010. The increase in net income was primarily due to higher trust and retail investment income and net interest income, partially offset by an increase in noninterest expense and provision for credit losses.
Net interest income was $305 million, an increase of $25 million, or 9%, over the prior year driven mostly by deposit-related net interest income. Average customer deposits increased $1.2 billion, or 10%, as money market accounts increased $1.3 billion, or 36%, and average demand deposits increased $403 million, or 21%. Average time deposits decreased $464 million, or 32%, and NOW accounts decreased $122 million, or 3%. Deposit-related net interest income increased $23 million, or 13%, due to the combination of higher average balances and improved deposit spreads. Average loan balances declined $539 million, or 7%, with decreases primarily in consumer direct categories, commercial real estate, and residential mortgages. Additionally, higher loan spreads offset the decrease in average loan balances.
Provision for credit losses was $54 million, an increase of $10 million, or 23%, due to increased consumer and commercial loan net charge-offs.
Total noninterest income was $624 million, an increase of $46 million, or 8%. Trust income increased $30 million, or 8%, primarily due to higher revenue from our RidgeWorth mutual fund complex and higher market valuations on managed equity assets. Retail investment income increased $28 million, or 20%, driven by increased recurring brokerage revenue and annuity income.
As of September 30, 2011, assets under management were approximately $96.7 billion compared to $107.9 billion as of September 30, 2010. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. The September 30, 2010 assets under management included approximately $4 billion of money market mutual fund assets that were transferred to a third party during the fourth quarter of 2010. SunTrust's total assets under advisement were approximately $187.8 billion, which includes $96.7 billion in assets under management, $47.3 billion in non-managed trust assets, $34.2 billion in retail brokerage assets, and $9.6 billion in non-managed corporate trust assets.
Total noninterest expense was $710 million, an increase of $38 million, or 6%, over the prior year. The increase was primarily driven by staff expense due to higher compensation associated with revenue growth, as well as increases in structural expense, other real estate expense, allocated deposit operations expense, and allocated administrative expense.
Corporate Other and Treasury
Corporate Other and Treasury's net income for the nine months ended September 30, 2011 was $407 million, an increase of $62 million, or 18%, compared to the same period in 2010. The increase was primarily due to increased net interest income, favorable mark-to-market valuations on our public debt and index-linked CDs carried at fair value, and lower losses from the extinguishment of debt.
Net interest income was $385 million, an increase of $27 million, or 8%, compared to the same period in 2010. The increase was mainly due to the interest rate environment and balance sheet risk management strategies. Total average assets decreased $1.2 billion, or 4%, primarily due to a reduction in investment securities in conjunction with the redemption of U.S. Treasury preferred stock in the first quarter of 2011. Total average deposits remained consistent with the prior year. Average long-term debt decreased by $3.1 billion, or 20%, compared to last year as we repaid FHLB advances and senior and subordinated bank debt in conjunction with strong consumer and commercial deposit growth.
Total noninterest income was $254 million, an increase of $61 million, or 32%, compared to the same period in 2010. The increase was mainly due to favorable mark-to-market valuations on our public debt and index-linked CDs carried at fair value and partially offset by a $31 million decrease in gains of the sale of investment securities.
Total noninterest expense decreased $40 million compared to the same period in 2010. The decrease is mainly due to FHLB debt termination losses in 2010 and lower net recovery of allocated corporate administrative expense.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

In addition, the Company amends the following risk factors to reference additional information.
We are subject to certain risks related to originating, selling and servicing mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers, investors or insurers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition.
We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event that we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations, whether or not we were the originator of the loan. While in many cases we may have a remedy available against the originating broker or correspondent, often these may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to satisfy remedies that may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. We have received a number of repurchase and indemnity demands from purchasers. These have resulted in an increase in the amount of losses for repurchases. While we have taken steps to enhance our underwriting policies and procedures, these steps will not reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, our results of operations may be adversely affected.

During the third quarter of 2011, repurchase requests increased substantially. However, repurchase requests historically have been highly volatile and it is too early to tell if this is the beginning of a trend. If repurchase requests remain at current or higher levels, we may need to increase the repurchase reserve, which would adversely affect net income available to common shareholders. See Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, and “Management's Discussion and Analysis - Executive Overview," and "Management's Discussion and Analysis - Noninterest Income” sections in this Form 10-Q. In addition, investors have begun to demonstrate reduced flexibility and reduced willingness to resolve pending repurchase requests and, if this continues, our repurchase rates may increase and this would cause us to increase our repurchase reserve.

Finally, we have received indemnification requests related to our servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q, and “Management's Discussion and Analysis - Other Nonperforming Assets.”
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. In particular, programs to facilitate loan refinancing, such as the recently expanded Home Affordable Refinance Program, may cause us to reevaluate repayment assumptions related to the prepayment speed assumptions related to loans that we service, and this may adversely affect the fair value of our MSR asset. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.
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
The continuing weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our LHFS or other assets;

•	A loss of clients, reduced earnings, and/or a suppressed stock price could trigger an impairment of certain intangible assets, such as goodwill;

•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us; or

•
An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on LHFS.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our Executive Chairman, James M. Wells III, and our President and Chief Executive Officer, William H. Rogers, Jr., and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) SunTrust did not repurchase any shares of its common stock or Series A Preferred Stock Depositary Shares during the nine month period ended September 30, 2011.

Series A and B Common Stock Warrants[1]
	Total number of shares (or units) purchased[2]	Average price paid per share (or unit)	Number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs[3]

Total first quarter 2011	—	—	—	—
Total second quarter 2011	—	—	—	—
Total third quarter 2011	4,008,902	2.70	4,008,902	—

1On September 28, 2011, SunTrust repurchased 4,008,092 of its Series A Warrants to purchase SunTrust common stock. The repurchase by SunTrust was made as part of the U.S. Treasury's resale, via a public secondary offering, of the warrants that Treasury acquired as a result of SunTrust's participation in the CPP. The Series A warrants represent the right to purchase an aggregate of up to that same number of SunTrust Banks, Inc. common stock, par value $1.00 per share, at an exercise price of $33.70 per share. The repurchase price and the number of warrants repurchased were determined by an auction process administered by an independent investment bank selected by U.S. Treasury.

[2]Represents Series A common stock Warrants repurchased from the U.S. Treasury to acquire SunTrust common stock. For the nine months ended September 30, 2011, zero shares of SunTrust common stock were repurchased under this program.

3At this time, there is no unused Board authority to repurchase any additional warrants, or to repurchase any shares of common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
(a) None.
(b) The Registrant voluntarily reported this information early in Part II, Item 5(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011, and such information is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011.	*

4.1
Warrant Agreement for 6,008,902 Warrants (including Form of Specimen Warrant), dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-A filed September 23, 2011.
*

4.2
Warrant Agreement for 11,891,280 Warrants (including Form of Specimen Warrant), dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-A filed September 23, 2011.
*

10.1
Transition Benefits, Nonsolicitation, Waiver and Release Agreement and Agreement to Arbitrate between Timothy E. Sullivan and SunTrust Banks, Inc. made as of August 8, 2011, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 12, 2011.
*

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

* incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

Date: November 4, 2011.

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller (On behalf of the Registrant and as Principal Accounting Officer)