Form 10-K
period 2011-12-31
SUNTRUST BANKS INC
filed 2012-02-24
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
2011 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(404) 588-7711
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
7.875% Trust Preferred Securities of SunTrust Capital IX	New York Stock Exchange
6.100% Trust Preferred Securities of SunTrust Capital VIII	New York Stock Exchange
5.853% Fixed-to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I	New York Stock Exchange
Warrants to Purchase Common Stock at $44.15 per share, expiring November 14, 2018	New York Stock Exchange
Warrants to Purchase Common Stock at $33.70, expiring December 31, 2018	New York Stock Exchange
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2011 was approximately $13.9 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At February 13, 2012, 536,378,272 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2012 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 24, 2012 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

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
BHC Act — The Bank Holding Company Act of 1956.
Board — The Company’s Board of Directors.
CCAR — Comprehensive Capital Analysis and Review.
CDO — Collateralized debt obligation.
CD — Certificate of deposit.
CDS — Credit default swaps.
CFPB — Bureau of Consumer Financial Protection.
CFTC — Commodities Futures Trading Commission.
CIB — Corporate and Investment Banking.
Class A shares — Visa Inc. Class A common stock.
Class B shares —Visa Inc. Class B common stock.
CLO — Collateralized loan obligation.
CMBS — Commercial mortgage-backed securities.
Coke — The Coca-Cola Company.
Company — SunTrust Banks, Inc.
CORO — Corporate Operational Risk Office.
CP — Commercial paper.
CPP — Capital Purchase Program.
CRA — Community Reinvestment Act of 1977.
CRC — Corporate Risk Committee.
CRE — Commercial Real Estate.
CRM — Corporate Risk Management.
CRO — Chief Risk Office.
CSA — Credit support annex.
DBRS — Dun and Bradstreet, Inc.

i

DDA — Demand deposit account.
DIF — Deposit Insurance Fund.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DTA — Deferred tax asset.
DTL — Deferred tax liability.
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
FRB - Federal Reserve Board.
FTE — Fully taxable-equivalent.
FVO — Fair value option.
GenSpring — GenSpring Family Offices, LLC.
GLB Act — Gramm-Leach-Bliley Act.
GSE — Government-sponsored enterprise.
HARP — Home Affordable Refinance Program.
HUD — U.S. Department of Housing and Urban Development.
IFRS — International Financial Reporting Standards.
IIS — Institutional Investment Solutions.
IPO — Initial public offering.
IRLC — Interest rate lock commitments.
IRS — Internal Revenue Service.
ISDA — International Swaps and Derivatives Associations Master Agreement.
KBW Bank Sector Index — Keefe, Bruyette & Woods, Inc. Bank Sector Index.
LCR — Liquidity coverage ratio.
LGD — Loss given default.
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
MBS — Mortgage-backed securities.
MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MIP — Management Incentive Plan.
MMMF — Money market mutual fund.
Moody’s — Moody’s Investors Service.
MSA — Metropolitan Statistical Area.
MSR — Mortgage servicing right.
MVE — Market value of equity.
NCF — National Commerce Financial Corporation.
NEO — Named executive officers.
NOL — Net operating loss.
NOW — Negotiable order of withdrawal account.
NPL — Nonperforming loan.
NSF — Non-sufficient funds.
NSFR — Net stable funding ratio.
NYSE — New York Stock Exchange.
OCI — Other comprehensive income.
OCC — Office of the Comptroller of the Currency.
OFAC — Office of Foreign Assets Control.
OREO — Other real estate owned.
OTC — Over-the-counter.
OTTI — Other-than-temporary impairment.
Parent Company — Parent Company of SunTrust Banks, Inc. and subsidiaries.
Patriot Act — The USA Patriot Act of 2001.
PD — Probability of default.
PPG — Playbook for profitable growth.
PWM — Private Wealth Management.
QSPE — Qualifying special-purpose entity.
RCCs — Replacement capital covenants.
REITs — Real estate investment trusts.
RidgeWorth — RidgeWorth Capital Management, Inc.
RMBS — Residential mortgage-backed securities.
ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.
RWA — Risk-weighted assets.
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
TRS — Total return swaps.
U.S. — United States.
U.S. GAAP — Generally Accepted Accounting Principles in the United States.
U.S. Treasury — The United States Department of the Treasury.
UTB — Unrecognized tax benefits.
VA —Veterans Administration.
VAR —Value at risk.
VEBA — Voluntary Employees' Beneficiary Association.
VI — Variable interest.
VIE — Variable interest entity.
Visa —The Visa, U.S.A. Inc. card association or its affiliates, collectively.
VOE — Voting interest entity.
W&IM — Wealth and Investment Management.

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
Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Primary Market Areas
Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services, and credit-related insurance. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. SunTrust provides clients with a selection of branch-based and technology-based banking channels, including the internet, ATMs, and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated the following business segments during 2011 and 2010, with the remainder in Corporate Other and Treasury: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage and W&IM.
Acquisition and Disposition Activity
As part of its operations, the Company regularly evaluates the potential acquisition of and holds discussions with various financial institutions and other businesses of a type eligible for financial holding company ownership or control. Additionally, the Company regularly analyzes the values of and may submit bids for customer-based funds and other liabilities and assets of such financial institutions and other businesses. The Company may also consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of businesses.
During 2011, 2010, and 2009, the Company's W&IM business acquired the assets and liabilities of an asset manager, sold $14.1 billion of managed money market funds to Federated Investors, Inc., and acquired three family office enterprises, respectively. Additional information on these and other acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
Government Supervision and Regulation
As a bank holding company and a financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve. The Company's principal banking subsidiary, SunTrust Bank, is a Georgia state chartered bank with branches in Georgia, Florida, the District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Tennessee, Alabama, West Virginia, Mississippi, and Arkansas. SunTrust Bank is a member of the Federal Reserve System and is regulated by the Federal Reserve, the FDIC, and the Georgia Department of Banking and Finance.

The Company's banking subsidiary is subject to various requirements and restrictions under federal and state law including requirements to maintain cash reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of SunTrust Bank and its subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

The Dodd-Frank Act, which was enacted in 2010, imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vi) strengthening the SEC's powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (ix) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. These changes have profoundly impacted our policies and procedures and will likely continue to do so as regulators adopt regulations going forward in accordance with the time table for enacting regulations set forth in the Dodd-Frank Act.

Additionally, there have been a number of legislative and regulatory proposals that would have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. We cannot predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default and are generally not intended for the protection of shareholders or other investors. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. Additionally, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The federal banking agencies have broad powers under current federal law to require us to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. Under the Dodd-Frank Act, the FDIC has the authority to liquidate certain financial holding companies that are determined to pose significant risks to the financial stability of the U.S. (“covered financial companies”). Under this scenario, the FDIC would exercise broad powers to take prompt corrective action to resolve problems with the covered financial company. Details of this process, and the rights of shareholders and creditors of covered financial companies, are currently being formulated. The FDIC may make risk-based assessments of all bank holding companies with total consolidated assets greater than $50 billion to recover losses incurred by the FDIC in exercising its authority to liquidate covered financial companies.

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. Additionally, these regulatory agencies may require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders' equity, trust preferred securities, non-controlling interests and qualifying preferred stock, less goodwill (net of any qualifying DTL) and other adjustments. Beginning in 2013, trust preferred securities will no longer be included in Tier 1 after a three-year phase-out. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. Additionally, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. The Federal Reserve also requires the Company to calculate, report and maintain certain levels of Tier 1 common equity. Tier 1 common equity is calculated by taking the Tier 1 capital result and subtracting certain elements, including perpetual preferred stock and related surplus, non-controlling interests in subsidiaries, trust preferred securities and mandatorily convertible preferred securities. Moreover, capital requirements for bank holding companies and banks change frequently and these changes are often linked to decisions made by the BCBS of the Bank for International Settlements. Capital requirements applicable to bank holding companies and banks may increase in the near-future as a result of the Dodd-Frank Act and initiatives of the BCBS.

FDICIA, among other things, identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. Additionally, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, among other things.

Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Regulators make this evaluation as a part of their examination of the institution's regular safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. The Federal Reserve recently announced that its approval of certain capital actions, such as dividend increases and stock repurchase, will be tied to the level of Tier 1 common equity, and that bank holding companies must consult with the Federal Reserve's staff before taking any actions, such as stock repurchases, capital redemptions, or dividend increases, which might result in a diminished capital base.

Capital Framework and Basel III
In December 2009, the BCBS issued two consultative documents proposing reforms to bank capital and liquidity regulation. The BCBS's capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital, which is sometimes referred to as “Basel III.” The Basel III capital framework, among other things:

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

•	when fully phased-in on January 1, 2019, requires banks to maintain:

◦
as a newly adopted international standard, a minimum ratio of Tier 1 common equity to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Tier 1 common equity ratio as that buffer is phased in, effectively resulting in a minimum ratio of Tier 1 common equity to RWA of at least 7% upon full implementation);

◦
a minimum ratio of Tier 1 capital to RWA of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

◦
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to RWA of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

◦
as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a Tier 1 common equity add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized even in adverse economic scenarios. Banking institutions with a ratio of Tier 1 common equity to RWA above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation.

The implementation of the Basel III final framework requires regulations to be adopted by U.S. regulators. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in the first half of 2012 with final adoption of implementing regulations in mid to late 2012. We expect Basel III to become effective on January 1, 2013, and will require banking institutions to meet the following minimum capital ratios before the application of any buffer:

•	3.5% Tier 1 Common Equity to RWA;

•	4.5% Tier 1 capital to RWA; and

•	8.0% Total capital to RWA.

The Basel III final framework provides for a number of new deductions from and adjustments to Tier 1 common equity. These include, for example, the requirement that MSRs, DTAs dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 Common Equity to the extent that any one such category exceeds 10% of Tier 1 common equity or all such categories in the aggregate exceed 15% of Tier 1 Common Equity.

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

Notwithstanding its release of the Basel III framework as a final framework, the BCBS is considering further amendments to Basel III, including the imposition of additional capital surcharges on “globally systemically important financial institutions”. While we do not expect to be considered a systemically important financial institutions for purposes of Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions, and some or all of these may apply to us.

We believe our current capital levels already exceed the fully phased-in Basel III capital requirement, including the capital conservation buffer. We intend to comply with those requirements when announced as they may apply to us. See additional discussion of Basel III in the "Capital Resources" section in MD&A in this Form 10-K.

Liquidity Ratios under Basel III
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the LCR, is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the greater of (i) entity's expected net cash outflow for a 30-day time horizon or, (ii) 25% of its expected total cash outflow under an acute liquidity stress scenario. The other, referred to as the NSFR, is designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. To comply with these requirements, banks will take a number of actions which may include increasing their asset holdings of U.S. Treasury securities and other sovereign debt, increasing the use of long-term debt as a funding source, and adopting new business practices that may limit the provision of liquidity to clients. The LCR is subject to an observation period that began in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Other Regulation
There are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. In the event of the “liquidation or other resolution” of an insured depository institution, the FDIA provides that the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC insures interest-bearing deposits accounts up to $250,000 and, until December 31, 2012, insures non-interest bearing deposit accounts on an unlimited basis. It provides this insurance through the DIF, which the FDIC maintains by assessing depository institutions an insurance premium. The amount each institution was assessed prior to April 1, 2011 was based upon statutory factors that include the average balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Pursuant to the Dodd-Frank Act, the FDIC changed how it assesses insurance premiums. Beginning April 1, 2011, the FDIC began assessing deposit insurance premiums on the basis of a depository institution's average consolidated net assets and not its deposits. Additionally, the FDIC introduced changes to the method by which it determines each depository institution's insurance premium rate to include a variety of factors that translate into a complex scorecard. Not all of the factors that are used to compute the final assessment have been finalized or fully implemented, including the definitions of “subprime loan” and “leveraged loan;” however, we anticipate that regulators will clarify these definitions in 2012 and that the FDIC will fully implement them. These changes were in addition to previous changes related to pre-funding insurance premiums. In late 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution's quarterly risk-based deposit insurance assessment will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company's prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $925 million at that time, and after amortization, is currently at $406 million at December 31, 2011.

FDIC regulations require that management report annually on its responsibility for preparing its institution's financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

The Dodd-Frank Act created the CFPB, which is separated into five units: Research, Community Affairs, Complaint Tracking and Collection, Office of Fair Lending and Equal Opportunity, and Office of Financial Literacy. The CFPB has broad power to adopt new regulations to protect consumers, which power it may exercise at its discretion and so long as it advances the general concept of the protection of consumers. In particular, such regulations may further restrict the Company's banking subsidiary from collecting overdraft fees or limit the amount of overdraft fees that may be collected by the Company's banking subsidiary beyond the limits imposed by the 2009 amendments to Regulation E discussed below.

The BHC Act limits the activities permissible in which bank holding companies and its subsidiaries may engage. On November 12, 1999, financial modernization legislation known as the GLB Act was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. Nevertheless, the activities in which the Company may engage remain limited to a range of activities that are (i) financial in nature or incidental to such financial activity, or (ii) complimentary to a financial activity and which does not pose a risk to the safety and soundness of a depository institution or the financial system generally. The GLB Act further regulated whether the expanded activities may be engaged in by the Company's subsidiary bank, a subsidiary of the bank or elsewhere in the enterprise. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, the Company and all of its affiliated depository institutions must be “well-capitalized,” “well-managed,” and have at least a satisfactory CRA rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting such expanded banking activities.

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

There are limits and restrictions on transactions in which SunTrust Bank and its subsidiaries may engage with the Company and other Company subsidiaries. Sections 23A and 23B of the Federal Reserve Act and the Federal Reserves' Regulation W, among other things, govern the terms and conditions and limit the amount of extensions of credit by SunTrust Bank and its subsidiaries to the Company and other Company subsidiaries, purchases of assets by SunTrust Bank and its subsidiaries from the Company and other Company subsidiaries, and the amount of collateral required to secure extensions of credit by SunTrust Bank and its subsidiaries to the Company and other Company subsidiaries. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of the limitations imposed by Sections 23A and 23B, in particular, by including within its scope derivative transactions by and between SunTrust Bank or its subsidiaries and the Company or other Company subsidiaries. The Federal Reserve enforces the terms of 23A and 23B and audits the enterprise for compliance.

In October 2011, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the BHC Act, commonly referred to as the “Volcker Rule.” The proposed rule generally prohibits the Company and its subsidiaries from (i) engaging in proprietary trading for its own account, (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” and (iii) entering into certain relationships with a “covered fund,” all subject to certain exceptions. The proposed rule also clarifies certain activities in which the Company and its subsidiaries may continue to engage. The proposed rule, when finalized, is likely to further restrict and limit the types of activities in which the Company and its subsidiaries may engage. Moreover, the proposed rule, when finalized, is likely to require the Company and its subsidiaries to adopt complex compliance monitoring systems in order to assure compliance with the final rule while engaging in activities that the Company and its subsidiaries currently conduct.

The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act's requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-U.S. persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to enhance our anti-money laundering compliance programs.

During the fourth quarter of 2011, the Federal Reserve's final rules related to debit card interchange fees became effective. These rules significantly limit the amount of interchange fee income that we may charge for electronic debit transactions. Similarly, in 2009, the Federal Reserve adopted amendments to its Regulation E that restrict our ability to charge our clients overdraft fees for ATM and everyday debit card transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for banks to collect overdraft fees. Overdraft fees have in the past represented a significant amount of noninterest fees collected by the Company's banking subsidiary.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state and, as amended by the Dodd-Frank Act, subject to few restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Under the recently enacted Dodd-Frank Act, a bank holding company may not acquire another bank or engage in new activities that are financial in nature or acquire a non-bank company that engages in activities that are financial in nature unless the bank holding company is both well capitalized and deemed by the Federal Reserve to be well managed. Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the U.S. and a financial company may not merge, consolidate or acquire another company if the total consolidated liabilities of the acquiring financial company after such acquisition exceeds 10% of the aggregated consolidated liabilities of all financial companies at the end of the year preceding the transaction. In addition, certain states may have limitations on the amount of deposits any bank may hold within that state.

On July 21, 2010, the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations, which guidelines are applicable to all financial institutions. The guidance does not set forth any formulas or pay caps for, but contains certain principles which companies would be required to follow with respect to, employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve will now monitor compliance with this guidance as part of its safety and soundness oversight.

The Company's non-banking subsidiaries are regulated and supervised by various other regulatory bodies. For example, STRH is a broker-dealer registered with the SEC and the FINRA. STIS is also a broker-dealer and investment adviser registered with the SEC and a member of the FINRA. RidgeWorth and several of RidgeWorth's subsidiaries are investment advisers registered with the SEC. GenSpring is a wealth management firm registered with the SEC and a member of the National Futures Association. Furthermore, under the Dodd-Frank Act, the Federal Reserve may regulate and supervise any subsidiary of the Company to determine (i) the nature of the operations and financial condition of the company, (ii) the financial, operational and other risks of the company, (iii) the systems for monitoring and controlling such risks and (iv) compliance with Title I of the Dodd-Frank Act.
Competition

SunTrust's primary operating footprint is in the Southeast and Mid-Atlantic U.S., though certain lines of business serve broader, national markets.  Within those markets the Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. SunTrust competes using a client-centered model that focuses on high quality service, while offering a broad range of products and services.  The Company believes that this approach better positions it to increase loyalty and expand relationships with current clients and attract new ones.  Further, the Company maintains a strong presence within select markets, thereby enhancing its competitive position.

While the Company believes it is well positioned within the highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation.  The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Although non-banking financial institutions may not have the same access to deposit funds or government programs, those non-banking financial institutions may elect, as some have done, to become financial holding companies and gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This could alter the competitive environment in which the Company conducts business. Some of the Company's competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients.
Employees
As of December 31, 2011, there were 29,182 full-time equivalent employees within SunTrust. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information
See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” in Item 7, the MD&A, and “Business Segment Reporting” in Note 21 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the captions “Liquidity Risk” and “Short-Term Borrowings” in the MD&A and “Other Short-Term Borrowings” in Note 10 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities” in the MD&A and “Trading Assets and Liabilities” and “Fair Value Election and Measurement” in Notes 4 and 19, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); Credit Risk Management (under the caption "Credit Risk Management" in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
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

The risks described in this Form 10-K are not the only risks we face. Additional risks that are not presently known or that we presently deem to be immaterial also could have a material adverse effect on our financial condition, results of operations, business, and prospects.
As one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition.
We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest income and fee income that we earn from our consumer and wholesale banking businesses, including our mortgage banking business. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from the severely depressed levels of 2008 and early 2009, economic growth has been slow and uneven and the housing market remains weak. In addition, financial uncertainty stemming from the sovereign debt crisis in Europe and U.S. debt and budget matters, including the raising of the debt limit, deficit reduction, and the downgrade of U.S. debt ratings, as well as other recent events and concerns such as the political unrest in the Middle East, the increased volatility of commodity prices and the increase in the price of oil, and the uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies such as us, have impacted and may continue to impact the continuing global economic recovery. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions and/or the financial markets resulting from the above matters or any other events or factors that may disrupt or dampen the global economic recovery could materially adversely affect our financial results and condition.

The high unemployment rate in the U.S., together with elevated levels of distressed property sales and the significant decline in home prices across the U.S., including in many of our large banking markets such as Florida, may be causing consumers to delay home purchases and has resulted in elevated credit costs and nonperforming asset levels which have adversely affected our credit performance and our financial results and condition. If unemployment levels do not improve or if home prices continue to fall we would expect to incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. These conditions may adversely affect not only consumer loan performance but also commercial and CRE loans, especially for those business borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing us to incur significantly higher credit losses. In addition, current economic conditions have made it more challenging for us to increase our consumer and commercial loan portfolios by making loans to creditworthy borrowers at attractive yields. Although we have significant capacity to add loans to our balance sheet, loan demand has been soft resulting in our retaining a much higher amount of lower yielding liquid assets on our balance sheet. If economic conditions do not continue to improve or if the economy worsens and unemployment rises, which would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, which would adversely affect our interest and fee income and our earnings.

A deterioration in business and economic conditions, which may erode consumer and investor confidence levels, and/or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, and investment banking businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets also can adversely affect our debt and equity underwriting and advisory businesses.

Legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position.
We are subject to significant regulation under state and federal laws in the U.S. Economic, financial, market, and political conditions during the past few years have led to significant new legislation and regulation in the U.S. and in other jurisdictions outside of the U.S. where we conduct business. These laws and regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue in businesses or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations or have other negative consequences.

For example, in 2009 several legislative and regulatory initiatives were adopted that will have an impact on our businesses and financial results, including FRB amendments to Regulation E which, among other things, affect the way we may charge overdraft fees. In third quarter 2009, we also implemented policy changes to help customers limit overdraft and returned item fees. The impact on our revenue of the Regulation E amendments, as well as our policy changes, reduced our 2010 and 2011 fee revenue. The continuing impact on our future revenue could vary materially due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act, among other things, (i) established a new Financial Stability Oversight Council to monitor systemic risk posed by financial firms and imposes additional and enhanced FRB regulations, including capital and liquidity requirements, on certain large, interconnected bank holding companies and systemically significant nonbanking firms intended to promote financial stability; (ii) created a liquidation framework for the resolution of covered financial companies, the costs of which would be paid through assessments on surviving covered financial companies; (iii) made significant changes to the structure of bank and bank holding company regulation and activities in a variety of areas, including prohibiting proprietary trading and private fund investment activities, subject to certain exceptions; (iv) created a new framework for the regulation of OTC derivatives and new regulations for the securitization market and strengthens the regulatory oversight of securities and capital markets by the SEC; (v) established the CFPB within the FRB, which will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation; (vi) provided for increased regulation of residential mortgage activities; (vii) revised the FDIC's assessment base for deposit insurance by changing from an assessment base defined by deposit liabilities to a risk-based system based on total assets; and (vii) authorized the FRB under the Durbin Amendment to issue regulations establishing, among other things, standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.

Many provisions of the Dodd-Frank Act became effective in July 2010, and additional provisions became effective upon the first anniversary of its enactment, July 21, 2011. However, a number of these and other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance, and interpretation by regulatory authorities and have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and us will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital requirements and impose additional assessments and costs on us and otherwise adversely affect our business operations and have other negative consequences. For example, the FRB recently issued final rules regarding debit card interchange fees which implement the Durbin Amendment and became effective on October 1, 2011. As a result of the new rules, we currently expect that our quarterly income will be reduced by approximately $50 million (before tax) before the impact of any offsetting actions. Although we expect to recapture a portion of this lost income over time through volume and product changes, there can be no assurance that we will be successful in our efforts to mitigate the negative impact to our financial results from the Durbin Amendment.

The Dodd-Frank Act (through provisions commonly known as the “Volcker Rule”) prohibits banks from engaging in some types of proprietary trading and restricts the ability of banks to sponsor or invest in private equity or hedge funds. The relevant regulatory agencies have recently proposed implementing regulations for the Volcker Rule and issued them for public comment. Although we do not have a designated proprietary trading operation, the scope of the proprietary trading prohibition and its impact on us will depend on definitions in the final rule, particularly those definitions related to statutory exemptions for market making, hedging activities and customer trading. Until more is known regarding these definitions and the other provisions of the implementing rules, we cannot determine the impact of the proprietary trading prohibition, although we expect that any meaningful limitation on our ability to hedge our risks in the ordinary course or to trade on behalf of customers or conduct related market making activities would adversely affect our business and results of operations. As of December 31, 2011, we held less than $200 million in interests in private equity and hedge funds likely to be affected by the Volcker Rule. We expect that over time we may need to eliminate these investments and may need to cease sponsoring these funds if an applicable exemption is not available. A forced sale of some of these investments due to the Volcker Rule could result in us receiving less value than we otherwise would have received.

Depending on the provisions of the final rule, it is possible that additional structures through which we conduct our business but that are not typically referred to as private equity or hedge funds could be restricted, with an impact that we cannot presently estimate.
The Dodd-Frank Act imposes a new regulatory regime on the U.S. OTC derivatives markets. While some of the provisions related to OTC derivatives came into effect on July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies, principally the CFTC and the SEC. Although the ultimate impact will depend on the final regulations, we expect that our derivatives business will be subject to new substantive requirements, including registration with the CFTC and/or the SEC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements collectively will impose implementation and ongoing compliance burdens on us and will introduce additional legal risk (including as a result of newly applicable antifraud and antimanipulation provisions and private rights of action).
In addition, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank Act provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank Act provisions on us remains unpredictable. The impact on us could be direct, by requiring us to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk held by the securitization vehicle, or indirect, by impacting markets in which we participate. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years we have only engaged to a limited extent in securitization transactions under circumstances where we might expect to be required to retain additional risk on our balance sheet as a result of implementation of these Dodd-Frank Act provisions. If the market for private securitizations rebounds and we decide to increase our participation in that market, we would likely be required under the regulations to retain more risk than would otherwise have been the case, with currently uncertain financial impact. In addition, other securitization reforms mandated by the Dodd-Frank Act or implemented or proposed by the SEC may have the effect of limiting our ability to execute, or increase the cost of, securitization transactions.  The impact of such reforms on our business is uncertain and difficult to quantify.
In February 2011, the White House delivered a report to Congress regarding proposals to reform the housing finance market in the U.S. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on our business and financial results, are uncertain.

Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences. For additional information, see the “Government Supervision and Regulation” section in this Form 10-K.

We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.
Under regulatory capital adequacy guidelines and other regulatory requirements, we, together with our banking subsidiary and broker-dealer subsidiaries, must meet guidelines subject to qualitative judgments by regulators about components, risk weightings, and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. The Capital Framework and Basel III described in Item 1 under “Government Supervision and Regulation,” when implemented by the U.S. banking agencies and fully phased-in, will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, the Basel III proposals will require us to maintain a minimum ratio of Tier 1 common equity to RWA of at least 7.0% when fully phased-in. Further, under the Dodd-Frank Act, the Federal Reserve, using a phased-in approach between 2013 and 2016, will no longer include trust preferred and certain other hybrid debt securities in Tier 1 Capital. Presently, we have approximately $1.9 billion principal amount of such securities outstanding which we expect will be affected. Such eventual loss of Tier 1 Capital, and any actions (if necessary) to replace such capital, may adversely affect us.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a LCR, which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity's expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a NSFR, designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. If we fail to meet these minimum liquidity capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

Capital requirements may impact a variety of corporate actions, such as increases in dividend payments or repurchases of stock. In 2010, the FRB issued guidelines for evaluating proposals by large bank holding companies, including us. Pursuant to those FRB guidelines and the Dodd-Frank Act requirements, we annually submit a capital plan to the FRB. Consistent with these guidelines and the FRB's existing supervisory guidance regarding internal capital assessment, planning and adequacy, the FRB recently proposed rules that would require large bank holding companies such as us to submit annual capital plans to the FRB and to provide prior notice to the FRB before making a capital distribution under certain circumstances, including if the FRB objected to a capital plan or if certain minimum capital requirements were not maintained. There can be no assurance that the FRB would respond favorably to our pending and future capital plan reviews. Further, in December, 2011, the FRB proposed rules under the Dodd-Frank Act that will impose enhanced prudential standards on large bank holding companies such as us, including enhanced capital and liquidity requirements, which may be similar to or more restrictive than those proposed by the BCBS.

The Basel standards and FRB regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our capital and/or liquidity. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, increase regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may adversely affect our financial results. Although not currently anticipated, the proposed Basel capital rules and/or our regulators may require us to raise additional capital in the future. Issuing additional common stock would dilute the ownership of existing stockholders.
The need to maintain more capital and greater liquidity than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or being limited in our ability to pay dividends or otherwise return capital to shareholders. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.
Loss of customer deposits and market illiquidity could increase our funding costs.
We rely heavily on bank deposits to be a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income.

We rely on the mortgage secondary market and GSEs for some of our liquidity.
We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements - referred to as “nonconforming” loans. Since 2007, investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans negatively impacting reserves, or we may produce less negatively impacting revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund - and thus originate - new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). As previously noted, proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

We are subject to credit risk.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading assets, insurance arrangements with respect to such products, and assets held for sale. As one of the nation's largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, or other factors such as changes in borrower behavior. As an example, borrowers may discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

While we believe that our allowance for credit losses was adequate at December 31, 2011, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings. For additional information, see the “Risk Management - Credit Risk Management” and “Critical Accounting Policies - Allowance for Credit Losses” sections in the MD&A in this Form 10-K.

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
We may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. We experienced the effect of concentration risk in 2009 and 2010 when we incurred greater than expected losses in our residential real estate loan portfolio due to a housing slowdown and greater than expected deterioration in residential real estate values in many markets, particularly several Florida MSAs. As Florida is our largest banking state in terms of loans and deposits, continued deterioration in real estate values and underlying economic conditions in those markets or elsewhere could result in materially higher credit losses. Florida and other states in our footprint have suffered significant declines in home values and significant declines in economic activity. A further deterioration in economic conditions, housing conditions, or real estate values in these states could result in materially higher credit losses, including for our Home Equity portfolio. For additional information, see the "Loans", "Allowance for Credit Losses", “Risk Management - Credit Risk Management” and “Critical Accounting Policies - Allowance for Credit Losses” sections in the MD&A and Notes 6 and 7, "Loans" and "Allowance for Credit Losses", to the Consolidated Financial Statements in this Form 10-K.

We will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets.
Nonperforming assets are recorded on our financial statements at the estimated net realizable value that we expect to receive from ultimately disposing of the assets. We could realize losses in the future as a result of deteriorating market conditions if the proceeds we receive upon dispositions of nonperforming assets are less than the carrying value of such assets.
A downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.
On August 5, 2011, S&P cut the U.S. government's sovereign credit rating of long-term U.S. federal debt to AA+ from AAA while keeping its outlook negative. Further, Moody's lowered its outlook to "Negative" on June 2, 2011 and Fitch lowered its outlook to "Negative" on November 28, 2011, where they both remain. As a result, there continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including us, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short−term debt market.

A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government−related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. In addition, we presently deliver a material portion of the residential mortgage loans we originate into government−sponsored institutions, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans. Such ratings actions, if any, could result in a significant change to our mortgage business. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition and results of operations.

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.
Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen in the fixed income debt markets, and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise affect U.S.-based financial institutions, the stability of the global financial markets and the economic recovery underway in the U.S.
Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions, like us, could be affected. We have taken steps since the 2008-2009 financial crisis to strengthen our liquidity position. Nevertheless, a return of the volatile economic conditions experienced in the U.S. during 2008-2009, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may materially and adversely affect us.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on mortgage loans, particularly Alt-A mortgages, home equity lines of credit, and mortgage loans sourced from brokers that are outside our branch banking network. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business. Continued declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own as a result of foreclosing a loan and our ability to realize value on such assets.
We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition.
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
During the third and fourth quarters of 2011, repurchase requests increased substantially. However, repurchase requests historically have been highly volatile, and it is too early to tell if this is the beginning of a trend. In the fourth quarter of 2011, we increased this reserve and, if repurchase requests increase, we may need to increase it further and this would adversely affect net income available to common shareholders. During the years ended December 31, 2011, 2010, and 2009 we received $1.7 billion, $1.1 billion, and $1.1 billion of repurchase requests, respectively. Further, during the years ended December 31, 2011 and 2010, we repurchased or otherwise settled mortgages with unpaid principal balances of $789 million and $677 million, respectively, related to investor demands, which included an insignificant amount of indemnifications in both years. For additional information, see Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K, and the following sections of MD&A in this Form 10-K - "Noninterest Income”, "Other Nonperforming Assets”, and "Critical Accounting Policies". In addition, investors have begun to demonstrate reduced flexibility and reduced willingness to resolve pending repurchase requests and, if this continues, our repurchase rates may increase and this would cause us to increase our repurchase reserve.
Finally, we have received indemnification requests related to our servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See additional discussion in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
Financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios.
Our servicing portfolio includes certain mortgage loans that carry some level of insurance from one or more mortgage insurance companies. To the extent that any of these companies experience financial difficulties or credit downgrades, we may be required, as servicer of the insured loan on behalf of the investor, to obtain replacement coverage with another provider, possibly at a higher cost than the coverage we would replace. We may be responsible for some or all of the incremental cost of the new coverage for certain loans depending on the terms of our servicing agreement with the investor and other circumstances. Similarly, some of the mortgage loans we hold for investment or for sale carry mortgage insurance. If a mortgage insurer is unable to meet its credit obligations with respect to an insured loan, we might incur higher credit losses if replacement coverage is not obtained. We also have investments in municipal bonds that are guaranteed against loss by bond insurers. The value of these bonds and the payment of principal and interest on them may be adversely affected by financial difficulties or credit downgrades experienced by the bond insurers.

We may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.

We may incur costs if we are required to, or if we elect to re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur a liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be adversely affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions, including a foreclosure moratorium or suspension or a requirement to forgive or modify the loan obligations of certain of our borrowers, imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or adversely affect our residential mortgage origination or servicing business. In April of 2011, we entered into a Consent Order with the FRB following a joint interagency horizontal examination of foreclosure processing at large mortgage servicers, including us. The order incorporates remedial requirements for identified deficiencies and require us, among other things, to take certain actions with respect to our mortgage servicing and foreclosure operations, including submitting various action plans to ensure that our mortgage servicing and foreclosure operations comply with legal requirements, regulatory guidance and the Consent Order. As noted above, any increase in our servicing costs from changes in our foreclosure and other servicing practices, including resulting from the Consent Order, adversely affects the fair value of our MSRs. The Consent Order did not provide for a civil money penalty but the FRB reserved the ability to seek such penalty. Other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of ours, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions and result in significant legal costs in responding to governmental investigations and additional litigation.

We are subject to risks related to delays in the foreclosure process.
When we originate a mortgage loan, we do so with the expectation that if the borrower defaults then our ultimate loss is mitigated by the value of the collateral which secures the mortgage loan. Our ability to mitigate our losses on such defaulted loans depends upon our ability to promptly foreclose upon such collateral after an appropriate cure period. In some states, the large number of foreclosures which have occurred has resulted in delays in foreclosing. In some instances, our practices or failures to adhere to our policies has contributed to these delays (see “Management's Discussion and Analysis-Nonperforming Assets” in this Form 10-K). Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.
We may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices.
We seek to mitigate risks inherent in our loan portfolio by adhering to specific underwriting policies and practices, which often include analysis of a borrower's credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Our underwriting policies, practices and standards are periodically reviewed and, if appropriate, enhanced in response to changing market conditions and/or corporate strategies. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in more stringent documentation standards, lower maximum LTV ratios, and channel and client type restrictions. These actions have contributed to a reduction in exposure since the fourth quarter of 2008 in certain higher risk portfolio segments, such as higher risk mortgage, home equity, and commercial construction. These actions have also contributed to declines in early stage delinquencies and non-performing loans. While these changes have resulted in improving asset quality metrics, elevated losses may continue to occur due to economic factors, changes in borrower behavior, or other factors.
Our mortgage production and servicing revenue can be volatile.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations. Under the same conditions, revenue from our MSRs can increase through increases in fair value, although we may not realize some or all of this benefit due to derivative hedges on our MSRs. When rates fall, mortgage originations usually tend to increase and the value of our MSRs usually tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential

MSRs is generally immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would generally be recognized over time. It is also possible that, because of economic conditions and/or a deteriorating housing market similar to current market conditions, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. For additional information, see the “Noninterest Income” section in the MD&A in this Form 10-K.

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

Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity.
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 55% of total loans and approximately 43% of total loans after giving consideration to hedging related actions. We are also exposed to market risk in our trading instruments, investment portfolio, Coke common stock, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.
Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest−bearing liabilities may change in disproportionate ways;

•	The value of certain balance sheet and off−balance sheet financial instruments or the value of equity investments that we hold could decline;

•	The value of assets for which we provide processing services could decline;

•	The value of our pension plan assets could decline, thereby potentially requiring us to further fund the plan; or

•
To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds. Our net interest income is the interest we earn on loans, debt securities and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a function of both our net interest margin - the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding - and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yield catches up.

The amount and type of earning assets we hold can affect our yield and net interest margin. We hold earning assets in the form of loans and investment securities, among other assets. As noted above, if current economic conditions persist, we may continue to see lower demand for loans by creditworthy customers, reducing our yield. In addition, we may invest in lower yielding investment securities for a variety of reasons.

Changes in the slope of the “yield curve” - or the spread between short-term and long-term interest rates - could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, our net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.

The interest we earn on our assets may be tied to U.S.-denominated interest rates such as the Fed funds rate, while the interest we pay on our liabilities may be based on international rates such as LIBOR. If the Fed funds rate were to fall without a corresponding decrease in LIBOR, we might earn less on our assets without any offsetting decrease in our funding costs. This could lower our net interest margin and our net interest income.

We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives. We also rely on the “natural hedge” from our mortgage loan originations.

We may not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions. We may incur losses when we take such actions. For additional information, see the “Enterprise Risk Management” section in the MD&A in this Form 10-K.

Changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings.
We have a sizable portfolio of MSRs. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We acquire MSRs when we keep the servicing rights after we sell or securitize the loans we have originated or when we purchase the servicing rights to mortgage loans originated by other lenders. We initially measure all and carry substantially all our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate the fair value of our MSRs and any related hedges, and any decrease in fair value reduces earnings in the period in which the decrease occurs.

We measure at fair value prime mortgages held for sale for which an active secondary market and readily available market prices exist. We also measure at fair value certain other interests we hold related to residential loan sales and securitizations. Similar to other interest-bearing securities, the value of these mortgages held for sale and other interests may be adversely affected by changes in interest rates. For example, if market interest rates increase relative to the yield on these mortgages held for sale and other interests, their fair value may fall. We may not hedge this risk, and even if we do hedge the risk with derivatives and other instruments we may still incur significant losses from changes in the value of these mortgages held for sale and other interests or from changes in the value of the hedging instruments.

For additional information, see “Enterprise Risk Management - Other Market Risk” and “Critical Accounting Policies” in the MD&A, and Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements in this Form 10-K.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. In particular, programs to facilitate loan refinancing, such as the recently expanded HARP, may cause us to reevaluate repayment assumptions related to the prepayment speed assumptions related to loans that we service, and this may adversely affect the fair value of our MSR asset. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in

Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.
Depressed market values for our stock may require us to write down goodwill.
Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is the estimated fair value of each reporting unit. The fair value of a reporting unit is impacted by the reporting unit's expected financial performance and susceptibility to adverse economic, regulatory, and legislative changes. The estimated fair values of the individual reporting units are assessed for reasonableness by reviewing a variety of indicators, including our market capitalization evaluated over a reasonable period of time. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in our market capitalization, especially in relation to our book value, could be an indication of potential impairment of goodwill.
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
Hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business.
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
As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and personnel and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to accessing unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

Information security risks for large financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our banking, brokerage, investment advisory, and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC's, personal computers, and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations.

Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of SunTrust and our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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
Our success depends, in part, on our ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases, any of which would adversely affect our profitability.

We might not pay dividends on your common stock.
Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so.

Further, in February 2009, the Federal Reserve required bank holding companies to substantially reduce or eliminate dividends. Since that time, the Federal Reserve has indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, we expect that any substantial increase in our dividend will require the approval of the Federal Reserve.

Additionally, our obligations under the warrant agreements (that we entered into with the U.S. Treasury as part of the CPP) will increase to the extent that we pay dividends prior to December 31, 2018 exceeding $0.54 per share per quarter, which was the amount of dividends we paid when we first participated in the CPP. Specifically, the exercise price and the number of shares to be issued upon exercise of the warrants will be adjusted proportionately (that is, adversely to us) as specified in a formula contained in the warrant agreements.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.
We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our Bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries' earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common stockholders.

Disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of contingent funding available to us includes inter-bank borrowings, repurchase agreements, FHLB capacity, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt investors, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our issuer ratings are rated investment grade by the major rating agencies. While those ratings were downgraded during 2009 and 2010, there were no changes to our primary credit ratings during 2011. On March 3, 2011, Fitch affirmed our senior long- and short-term credit ratings at BBB+ and F2, respectively, and upgraded its outlook on our ratings from “Stable” to “Positive”.  On December 6, 2011, S&P affirmed our credit ratings and maintained its outlook on those ratings at “Stable”. Our credit ratings also remain on “Stable” outlook with Moody's and DBRS. Additional downgrades are possible although not anticipated given the “Stable” or "Positive" outlook from all four major rating agencies.
The rating agencies regularly evaluate us and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. Among our various retail and wholesale funding sources, credit ratings have a more direct impact only on the cost of wholesale funding as our primary source of retail funding is bank deposits, most of which are insured by the FDIC. During the most recent financial market crisis and economic recession, our senior debt credit spread to the matched maturity 5-year swap rate widened before we received any credit ratings downgrades in 2009 and began to tighten before we received our most recent credit rating downgrade in November 2010. After the loss of our A-1 short-term credit rating in April 2009 and capital raise in May and June 2009, more recent credit rating downgrades had little or no detrimental impact to our debt credit spreads. We expect that a one notch downgrade would have a relatively small impact on our debt credit spreads.
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

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management's attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, we must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution's record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of the acquired institution as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

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

We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

While we do not believe that any single case will have a material adverse effect on us, the cumulative burden of these cases may adversely affect our results. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition. For additional information, see Note 20 , “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our Chairman and Chief Executive Officer, William H. Rogers, Jr., and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June, 2010, the Federal Reserve, the OCC, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Certain of our financial instruments, including trading assets and liabilities, securities AFS, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.

Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” in the MD&A and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.
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

Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our financial instruments carried at fair value expose us to certain market risks.
We maintain at fair value a securities AFS portfolio and trading assets and liabilities which include various types of instruments and maturities. In addition, we elected to record selected fixed-rate debt, mortgage loans, securitization warehouses, MSRs and other financial instruments at fair value. The changes in fair value of the financial instruments carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.
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
The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2011, the Bank owned 615 of its 1,659 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in this Form 10-K for further discussion of its properties.)

Item 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 20, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K, which is incorporated into this Item 3 by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which the common stock of the Company is traded is the NYSE. See Item 6 and Table 38 in the MD&A for information on the high and the low sales prices of SunTrust common stock on the NYSE, which is incorporated herein by reference. During the year ended December 31, 2011, we paid a quarterly dividend on common stock of $0.01 per common share for the first two quarters and $0.05 per common share for the third and fourth quarters, compared to a quarterly dividend on common stock of $0.01 per common share during the year ended December 31, 2010. Our common stock is held of record by approximately 33,821 holders as of December 31, 2011. See "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on share repurchase activity, announced programs, and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.
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
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2006 and ending December 31, 2011. The foregoing analysis assumes an initial $100 investment in our stock and each index and the reinvestment of all dividends during the periods presented.

Cumulative Total Return for the Year Ended December 31
	2006	2007	2008	2009	2010	2011
SunTrust Banks, Inc.	100.00	77.45	41.81	31.12	42.08	28.24
S&P 500	100.00	105.48	67.64	84.16	95.81	97.67
S&P Commercial Bank Index	100.00	71.00	39.72	37.31	43.39	39.52

Unregistered Sales Of Equity Securities And Use Of Proceeds
SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or warrants to purchase common stock during the quarter ended December 31, 2011.
On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. As of December 31, 2011, there was no unused Board authority to repurchase any shares of Series A Preferred stock.

On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations. This authorization was terminated in January 2011.  The Company is also authorized to repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. This authority was also terminated in January 2011.

On March 30, 2011, the Company repurchased $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that was issued to the U.S. Treasury under the CPP. Warrants to purchase common stock issued to the U.S. Treasury in connection with the issuance of Series C and D preferred stock remained outstanding. The Board authorized the Company to repurchase all of the remaining outstanding warrants to purchase our common stock that were issued to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP. On September 28, 2011, the Company purchased and retired 4 million warrants to purchase SunTrust common stock in connection with the U.S. Treasury's resale, via a public secondary offering, of the warrants that the Treasury held. At December 31, 2011, 13.9 million warrants remained outstanding.

On December 15, 2011, SunTrust issued depositary shares representing ownership interests in 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock") to SunTrust Preferred Capital I. The Series B Preferred Stock by its terms is redeemable by the Company at $100,000 per share plus any declared and unpaid dividends.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
(Dollars in millions, except per share and other data)	2011	2010	2009	2008	2007
Summary of Operations
Interest income	$6,181	$6,343	$6,710	$8,328	$10,036
Interest expense	1,116	1,489	2,244	3,708	5,316
Net interest income	5,065	4,854	4,466	4,620	4,720
Provision for credit losses[1]	1,513	2,651	4,064	2,474	665
Net interest income after provision for credit losses	3,552	2,203	402	2,146	4,055
Noninterest income	3,421	3,729	3,710	4,473	3,429
Noninterest expense	6,234	5,911	6,562	5,879	5,221
Income/(loss) before provision/(benefit) for income taxes	739	21	(2,450)	740	2,263
Provision/(benefit) for income taxes	79	(185)	(898)	(67)	616
Net income attributable to noncontrolling interest	13	17	12	11	13
Net income/(loss)	$647	$189	($1,564)	$796	$1,634
Net income/(loss) available to common shareholders	$495	($87)	($1,733)	$741	$1,593
Net interest income-FTE[2]	$5,179	$4,970	$4,589	$4,737	$4,822
Total revenue-FTE[2]	8,600	8,699	8,299	9,210	8,251
Total revenue-FTE excluding net securities (gains)/losses, net[2]	8,483	8,508	8,201	8,137	8,008
Net income/(loss) per average common share[3]
Diluted[4]	$0.94	($0.18)	($3.98)	$2.12	$4.52
Diluted excluding goodwill/intangible impairment charges, other than MSRs[2,4]	0.94	(0.18)	(2.34)	2.19	4.39
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury[2,4]	1.08	(0.18)	(3.98)	2.12	4.52
Basic	0.94	(0.18)	(3.98)	2.12	4.56
Dividends paid per average common share	$0.12	$0.04	$0.22	$2.85	$2.92
Book value per common share	36.86	36.34	35.29	48.74	50.72
Tangible book value per common share[2]	25.18	23.76	22.59	28.69	30.11
Market capitalization	9,504	14,768	10,128	10,472	21,772
Market price:
High	33.14	31.92	30.18	70.00	94.18
Low	15.79	20.16	6.00	19.75	60.02
Close	17.70	29.51	20.29	29.54	62.49
Selected Average Balances
Total assets	$172,440	$172,375	$175,442	$175,848	$177,796
Earning assets	147,802	147,187	150,908	152,749	155,204
Loans	116,308	113,925	121,041	125,433	120,081
Consumer and commercial deposits	122,672	117,129	113,164	101,333	98,020
Brokered time and foreign deposits	2,386	2,916	6,082	14,743	21,856
Total shareholders’ equity	20,696	22,834	22,286	18,596	17,928
Average common shares - diluted (thousands)	527,618	498,744	437,486	350,183	352,688
Average common shares - basic (thousands)	523,995	495,361	435,328	348,919	349,346
As of December 31
Total assets	$176,859	$172,874	$174,165	$189,138	$179,574
Earning assets	154,696	148,473	147,896	156,017	154,397
Loans	122,495	115,975	113,675	126,998	122,319
ALLL	2,457	2,974	3,120	2,351	1,283
Consumer and commercial deposits	125,611	120,025	116,303	105,276	101,870
Brokered time and foreign deposits	2,311	3,019	5,560	8,053	15,973
Long-term debt	10,908	13,648	17,490	26,812	22,957
Total shareholders’ equity	20,066	23,130	22,531	22,501	18,170
Financial Ratios and Other Data
ROA	0.38%	0.11%	(0.89)%	0.45%	0.92%
ROE	2.56	(0.49)	(10.07)	4.20	9.14
Net interest margin - FTE	3.50	3.38	3.04	3.10	3.11
Efficiency ratio - FTE	72.49	67.94	79.07	63.83	63.28

Tangible efficiency ratio[2]	71.99	67.36	69.35	62.51	62.11
Total average shareholders’ equity to total average assets	12.00	13.25	12.70	10.58	10.08
Tangible equity to tangible assets[2]	8.10	10.12	9.66	8.46	6.38
Effective tax rate (benefit) [5]	10.84	NM	(36.50)	(9.23)	27.21
Allowance to year-end total loans	2.01	2.58	2.76	1.86	1.05
Total nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	2.76	4.08	5.33	3.49	1.35
Common dividend payout ratio[6]	12.9	N/A	N/A	135.6	64.5
Capital Adequacy
Tier 1 common equity	9.22%	8.08%	7.67%	5.83%	5.27%
Tier 1 capital	10.90	13.67	12.96	10.87	6.93
Total capital	13.67	16.54	16.43	14.04	10.30
Tier 1 leverage	8.75	10.94	10.90	10.45	6.90
1 Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).
2 See Non-GAAP reconcilements in Table 41 of the MD&A.
3 Prior period amounts have been recalculated in accordance with updated accounting guidance related to EPS, that was effective January 1, 2009, and required retrospective application.
4 For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidultive.
5 The effective tax rate was not meaningful for the year ended December 31, 2010.
6 The common dividend payout ratio is not applicable in a period of net loss.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding the impact of (i) actions taken to mitigate the effects of the Durbin Amendment and Regulation E, the Volcker Rule, lower provision expense on net income available to common shareholders as credit quality improves, and the impact of U.S. government programs on our student loan portfolio; (ii) future levels of credit-related expenses, mortgage repurchase provision, net charge-offs, NPLs, net interest margin, repurchase demands, other real estate expenses, compensatory fees related to foreclosure delays, and the size of our securities portfolio; and (iii) expected changes in the size of or growth of our government guaranteed portfolios, NPLs, the ALLL, changes in commercial real estate NPLs, and future income streams from new products and services, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; we rely on other companies to provide key components of our business infrastructure; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our framework for managing risks may not be effective in mitigating risk and loss to us; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under six business segments: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM, with the remainder in Corporate Other and Treasury. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, capital market services, and credit-related insurance.
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income and the net interest margin and efficiency ratios are presented on an FTE and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Tables 41 and 42.

EXECUTIVE OVERVIEW
Economic and regulatory
The economic recovery remained slow and uneven during 2011, with many economic indicators having only improved modestly or remaining unchanged to levels seen at the end of 2010. Unemployment remained high, the U.S. housing market continued to show signs of weakness, and consumer confidence remained low. Unemployment remained above 9% for a majority of the year, but improved to slightly below 9% during the fourth quarter. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties, home prices remaining under pressure, construction on new single-family homes remaining at historically low levels, and uncertainty about future home prices causing sales of existing homes to remain weak. Consumer confidence was stagnant throughout the year and ended 2011 at a level comparable to the end of 2010, as consumer spending increased at only a moderate pace due in part to inflationary pressures during the year that included elevated commodity prices. Additionally, the financial markets witnessed high levels of volatility during 2011 due to the economic uncertainty, the long-term U.S. debt downgrade by S&P, and the European sovereign debt crisis. As of December 31, 2011, we had no outstanding exposure to sovereign debt of European countries experiencing significant economic, fiscal, and/or political strains. See additional discussion of European debt exposure in "Other Market Risk" in this MD&A.
Amidst these challenging economic conditions, domestic and abroad, the Federal Reserve indicated in January 2012 that it expects to maintain key interest rates at exceptionally low levels, at least through late 2014. Additionally, the Federal Reserve continues to conduct accommodative monetary policy through the maintenance of large portfolios of U.S. Treasury notes and bonds and agency MBS. As of the end of 2011, the Federal Reserve held approximately $2.6 trillion of such securities. The Federal Reserve is pursuing these policies to stimulate the economy in light of its January 2012 outlook for moderate real GDP growth, a high unemployment rate, and modest consumer price inflation in 2012.
Regulatory and financial reform continued in 2011, as regulatory agencies proposed and finalized numerous rules during the year, some of which became effective in 2011 and others that will begin to impact us in 2012 and beyond. In 2011, the FDIC finalized its rules related to the calculation of banks' deposit insurance assessment that were effective beginning in the second quarter of 2011. The rules required banks to base the deposit insurance calculation on our total average assets less average tangible equity, rather than based only on domestic deposits. In addition, the FDIC revised the overall pricing structure for large banks, which resulted in assessment rates being affected by specific risk characteristics, such as asset concentrations, liquidity, and asset quality. The impact of these rules has caused our regulatory expenses to increase during the year by 13%. During the year, we expanded our deposit product offerings, in response to revisions to Regulation Q, that became effective in the third quarter, to include payment of interest on business DDAs. As expected, the interest paid on these products was nominal, and we expect that to continue while the low rate environment exists. Conversely, during the fourth quarter of 2011, the Federal Reserve's final rules related to debit card interchange fees became effective. The debit card interchange rules limit the amount of interchange fee income that can be received for electronic debit transactions. When comparing the fourth quarter interchange revenue to the third quarter, we experienced a decrease of $44 million, and as such, continue to believe going forward, the estimated impact of this rule may decrease our interchange revenue by about 50%, or approximately $50 million per quarter. We continue to expect to mitigate about 50% of the approximately $300 million combined annual revenue reductions from Regulation E (implemented in 2010) and rules related to debit card interchange fees. These mitigating actions are expected to begin impacting revenue over the course of 2012 and into 2013, and inherent in this expectation is our ability to charge certain deposit-related fees for value-added services we provide. See additional discussion in the “Noninterest Income” section of this MD&A. During the fourth quarter, a joint agency proposal was presented for implementation of the Volcker Rule of the Dodd-Frank Act related to increased regulation of derivatives and proprietary trading. While the rule remains in the formulative stage, based on the current proposal, we do not expect a material impact to our operations when it becomes effective in the third quarter of 2012.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 20, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K. See also, Part I, Item 1A, “Risk Factors,” in this Form 10-K and "Nonperforming Assets" in this MD&A. The Consent Order requires us to improve certain mortgage servicing and foreclosure processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. Our work required to comply with the Federal Reserve’s Consent Order is continuing. We currently anticipate modest increases in certain expenses, namely personnel and consulting, as we implement and comply with the provisions of the Consent Order.

We are actively evaluating other proposed rules and regulations, and as they emerge from the various stages of implementation and promulgation, we expect to be in a position to comply with new requirements and take appropriate actions as warranted.
Capital
During 2011, the Federal Reserve completed its CCAR for the nineteen largest U.S. bank holding companies. Upon completion of their review, the Federal Reserve did not object to the capital plan that we submitted. As a result, we initiated and completed certain elements of our capital plan, including issuing $1.0 billion of common stock and $1.0 billion of senior debt. In addition, we used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D that was issued to the U.S. Treasury under the CPP in November and December, 2008. The repurchase of the preferred stock eliminated approximately $265 million in annual preferred dividend payments and discount accretion that has been negatively affecting our earnings the past two years. Additionally, by keeping our shareholders’ best interest in mind and demonstrating a patient and deliberate approach to the repayment of the U.S. government's TARP investment, we believe that we successfully lessened the impact to our shareholders by issuing less common stock than what would have been required had we chosen to repay earlier. The

Federal Reserve now requires annual CCAR submissions and is currently reviewing our recent submission made on January 9, 2012.
Our capital remained strong at December 31, 2011, and the level of common equity was significantly bolstered as a result of the successful common equity raise in the first quarter of 2011, as well as retained earnings growth. Our Tier 1 common equity ratio increased to 9.22% compared to 8.08% at December 31, 2010. Meanwhile, as a result of the change in our equity mix due to the repurchase of the preferred stock issued to the U.S. Treasury and repurchase of approximately $400 million of trust preferred securities during the year, as well as the impact of loan growth on RWA, our Tier 1 capital ratio declined to 10.90%, compared to 13.67% at December 31, 2010. At December 31, 2010, our Tier 1 capital ratio, excluding preferred stock issued to the U.S. Treasury, was 10.08%. Our total capital ratio at December 31, 2011 was 13.67% compared to 16.54% at December 31, 2010. Overall, our capital remains strong and well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards.
Consistent with our desire to take actions that will positively benefit our shareholders, we made decisions during the year that increased the return of capital to our shareholders. First, our Board approved an increase in the quarterly common stock dividend to $0.05 per share for the third and fourth quarters. Second, when the U.S. Treasury auctioned our common stock warrants in October, we repurchased and retired approximately 4 million of the 17.9 million common stock warrants auctioned. Looking ahead, upon completion of the Federal Reserve's CCAR process in early 2012, we will evaluate additional actions to further increase the return of capital to shareholders in 2012. See additional discussion of our liquidity and capital position in the “Liquidity Risk” and “Capital Resources” sections of this MD&A.
Financial performance
While 2011 presented a challenging operating environment, we ended the year with significantly better momentum than when it started and achieved several milestones in our transformation to operate more efficiently and effectively in the new environment. During 2011, EPS increased meaningfully, we paid back the U.S. government's TARP investment, low-cost deposits were at record highs, we continued to change the risk composition of our loan portfolio in favor of lower risk loans while growing total loans, credit quality steadily improved during the year, capital ratios remained strong, and we launched an all-encompassing review of our operating expenses with a goal of eliminating $300 million in annual expenses by the end of 2013. These efforts, coupled with our continued focus on serving our clients and managing our core business to drive improved bottom line results, as well as improved credit quality, resulted in significant improvement of earnings during 2011.
Net income available to common shareholders during the year of $495 million, or $0.94 per average common diluted share, compares favorably to a net loss available to common shareholders of $87 million, or ($0.18) per average common diluted share during 2010 and a net loss available to common shareholders of $1.7 billion, or ($3.98) per average common diluted share during 2009. Results in 2011 were driven by lower provision for credit losses, higher net interest income, and the reduction of preferred dividends paid to the U.S. Treasury after repayment of the U.S. government's TARP investment in March. Results during 2010 and 2009 were driven by higher provision for credit losses, higher interest expense, and the payment of preferred dividends to the U.S. Treasury. During the years ended December 31, 2011 and 2010, improved credit quality resulted in the decrease of 43% and 35% in our provision for credit losses compared to the years ended December 31, 2010 and 2009, respectively, which was a significant driver of the increase in our net income/(loss) available to common shareholders. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods.

Our results have improved and progress is being made for further improvement, but our performance is not where we would like for it to be, and therefore we announced specific initiatives during 2011 that are aimed at improving our performance in the future. Our PPG is the collection of initiatives across the organization that we believe will improve efficiency and, over time will be a key component in our plan to reduce our efficiency ratio to targeted levels below 60%, as will the expected normalization in credit-related expense and mortgage repurchase provision as the economic environment improves. The three main components of the PPG expense program are focused in the areas of strategic supply management, consumer bank efficiencies, and operations staff and support. We have made significant progress in our planning for PPG, and implementation is underway on many of its initiatives that should result in $300 million in annual expense savings, with the majority of the actions to be accomplished during 2012 and the remainder in 2013. At the end of 2011, $75 million in annualized savings had been realized with a majority coming from the strategic supply management area as a result of actions taken related to vendor costs, demand management, and discretionary spending. Initiatives in the consumer bank area and operations support and staff also contributed to the savings realized in 2011, primarily due to refining the branch network and staffing models and through consolidations and shared services related to certain operational staff and support teams. By the end of 2012, we anticipate realization of at least $240 million in annualized savings through our PPG expense program, with the remainder realized by December 2013.
Our asset quality metrics improved again this year, with improvements in the provision for credit losses, net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. At December 31, 2011, the ALLL ratio remains elevated by historical standards at 2.01% of total loans and declined 57 basis points and 75 basis points compared to December 31, 2010 and 2009, respectively, in part due to decreases in the ALLL during 2011 and 2010, coupled with an increase in loans. The improvement in credit quality drove a 44% and 62% decrease in the provision for loan losses compared to 2010 and 2009, respectively. Additionally, net charge-offs declined 29% and 37% compared to 2010 and 2009, respectively. We currently expect net charge-offs to be stable to modestly down during the first quarter of 2012. Total NPLs continued the downward trend that began in 2010, with a decline of 29% from December 31, 2010 as a result of reduced inflows into nonaccrual combined with our problem loan resolution efforts. NPLs are also down 46% compared to December 31, 2009. We expect a continuation of the 2011 trend in NPLs with additional declines in the first quarter of 2012. OREO declined 20% during the year and 23% compared to December 31, 2009. The declines since year end 2010 and 2009 were the result of disposition of properties once we had clear title, coupled with a slow down of inflows. Our restructured loan portfolio is relatively unchanged in total compared to December 31, 2010, with a decrease in the nonaccruing loans offset by an increase in the accruing loan population. However, the restructured loan population has grown by 42% since December 31, 2009 as a result of our efforts for clients who were experiencing financial difficulty to restructure their loan to avoid foreclosure. As a result, our accruing restructured loan portfolio, which is primarily mortgage and consumer loans, increased by 8% and 72% compared to December 31, 2010 and 2009, respectively. However, the portfolio continued to exhibit strong payment performance with 88% current on principal and interest payments at December 31, 2011. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, remained stable this year, however, when excluding government-guaranteed loan delinquencies, early stage delinquencies declined 22 basis points from December 31, 2010. This decline was a result of our efforts to reduce risk in the portfolio during the year as evidenced by a decline in higher-risk loans coupled with the growth of government-guaranteed loans. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Average loans increased by $2.4 billion, or 2%, during the year, with increases in commercial & industrial and consumer loans being partially offset by decreases in residential and commercial real estate loans. The total average loan balances have only increased modestly from 2010, but our risk profile has improved noticeably as we made progress on diversifying the portfolio and reducing risk. Our efforts in 2011 resulted in a decline in certain higher-risk loan portfolios, which have been offset by targeted growth in certain lower-risk portfolios, such as government-guaranteed loans. As a result, our guaranteed loans represent 11% of the portfolio as of December 31, 2011 compared to 8% at December 31, 2010. A major driver of the increase in government guaranteed loans has been the purchase of guaranteed loan portfolios. While our decision to purchase government guaranteed loans has benefited us in the current economic cycle, as the economy grows and organic loan growth increases, we expect slower growth of our government guaranteed portfolios in the future. Additionally, despite continued soft overall loan demand, we remain committed to providing home financing in the communities we serve and are focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the year ended December 31, 2011, we extended approximately $84 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.
Client deposit growth continued its positive trajectory, reaching record highs during 2011, and the positive shift in deposit mix continued with lower-cost deposit increases more than offsetting the decline in higher-cost deposits. Average consumer and commercial deposits increased 5% during 2011, led by average balance increases of 19% in lower cost noninterest-bearing DDAs, predominantly offset by declines in higher cost CDs of 17%. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost funding sources, helping to drive significant reductions in our funding costs. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we believe that we have also proactively generated this growth in both our Consumer and Wholesale business, as we have expanded the number of primary client relationships and improved our client loyalty.
Our client-focused revenue generation strategies, lower cost funding mix, and improved asset quality contributed to improved operating trends as seen in higher net interest income and lower provision for credit losses, partially offset by higher noninterest expenses compared to a year ago. Total revenue, on an FTE basis, declined 1% compared to 2010, but increased 4% from 2009. The change compared to 2010 was primarily due to an increase in net interest income offset by a decline in noninterest income as a result of lower mortgage-related income, lower service charge income, and lower securities gains. The increase compared to 2009 was due primarily to an increase in net interest income, partially offset by a decline in noninterest income as a result of less service charges and mortgage-related income. Net interest income, on an FTE basis, increased 4% during 2011 and 13% compared to 2009. The increase in net interest income was due to lower funding costs and an improved funding mix. As a result, our net interest margin increased to 3.50% for the year ended December 31, 2011 from 3.38% during the same period in 2010, and 3.04% during 2009. Noninterest income declined 8% compared to 2010, most notably due to decreases in mortgage-related income, service charge income, and lower securities gains, partially offset by higher trading income driven by higher valuation gains on our fair value debt and index-linked CDs. Compared to 2009, noninterest income declined 8%, with increases in trading income, card fees, investment banking income, and trust income, offset by declines in mortgage-related income, service charge income, and the 2009 gain on sale of Visa share ownership. The driver for the decline in mortgage-related income compared to both earlier years was primarily due to less favorable net hedge performance and lower loan production volume that resulted in lower gain on sale and fee income. Service charge income declined compared to both earlier years as a result of Regulation E changes in 2010. Noninterest expense increased 5% during 2011, driven primarily by higher personnel costs, operating losses, regulatory costs, and potential mortgage servicing settlement and claims expense, partially offset by lower gains on debt extinguishment. Compared to 2009, noninterest expense decreased by 5% primarily due to the recognition of goodwill impairment in 2009, partially offset by higher personnel costs, operating losses, and the potential mortgage servicing settlement and claims expense in 2011. The higher personnel costs are due to the hiring of additional teammates, primarily in loss mitigation and in client service and support roles, and an increase in compensation as a result of improved revenue generation in certain businesses. The increase in the operating losses was due to increases in legal and mortgage servicing-related expenses, while the regulatory cost increases were due to the change in the FDIC assessment calculation. The mortgage servicing settlement and claims expense includes an accrual of our estimated costs to address certain mortgage servicing claims. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A, and Note 20, "Contingencies" and Note 25, "Subsequent Event," to the Consolidated Financial Statements in this Form 10-K related to the potential mortgage servicing settlement and claims expense.

Line of Business Highlights

Many of our core businesses demonstrated positive trends during 2011, helping to offset some of the regulatory and environmental challenges we encountered. Our strategic priorities to drive higher profitability from a more diverse platform encompass growing consumer market and wallet share, diversifying the loan portfolio, optimizing our business mix, and improving expense efficiency. The key to accomplishing these priorities is driven by our core performance within each line of business.

•
Despite the challenging regulatory environment, our Retail line of business accomplished growth in consumer market and wallet share in 2011. While navigating numerous product changes, we were able to expand our primary relationships and also expanded our product penetration per relationship. We grew our deposit market share in eight of our ten largest markets, we grew average loan balances by 6%, and increased net income during 2011.

•
Net income in our W&IM line of business increased 16% during 2011. The net income improvement was driven by growth in revenue, led by retail investment income growth of 12%, while maintaining stable expenses. Improving markets in 2012 could augment growth for this line of business.

•
Growing the CIB and Diversified Commercial Banking lines of business are key elements to our strategy of optimizing our business mix. In 2011, the CIB line of business experienced 26% average loan growth and record revenue and net income, increasing by 8% and 11%, respectively. Our success in CIB is a result of growing revenue, expanding relationships, and investing in talent. Solid growth in net interest income and fee income resulted in total revenue-FTE and net income increasing 9% and 33%, respectively, in the Diversified Commercial Banking line of business during 2011. Diversified Commercial Banking had a solid efficiency ratio, steady loan growth in the second half of 2011, and strong growth in core deposits and primary relationships driving the line of business' success in 2011. Both of these businesses had attractive efficiency ratios and experienced low loss rates during 2011, and we will look to build upon the positive expense efficiency and credit quality attributes in 2012.

While we are experiencing solid core business momentum in Retail, W&IM, CIB, and Diversified Commercial Banking, legacy mortgage and CRE issues are weighing on our overall financial performance.

•
The Mortgage line of business lost $693 million in 2011, largely due to issues related to loans originated in 2008 and prior. While we work through these legacy loan issues, during 2011 we experienced healthy mortgage origination volumes, attractive margins, and significantly improved risk management.

•
Our CRE line of business lost $310 million during 2011 as it had housing-related exposure as well, causing high levels of loss recognition during the year. CRE is our smallest line of business, but one with a potential for earning asset growth. In fact, we are transitioning the business back into production as we are beginning to see opportunities in certain markets and asset classes.

Our Corporate Treasury and Other line of business encompasses all remaining areas of the Company and is key to our asset and liability performance. This line of business has maintained an intense focus on balance sheet management and positioned us for prolonged low interest rates due to a high level of discipline around our asset and liability pricing. This discipline has benefited our margin in 2011, which helped drive the $447 million in net income in this line of business.

CONSOLIDATED FINANCIAL RESULTS

Consolidated Daily Average Balances, Income/Expense And Average Yields Earned And Rates Paid								Table 1
	2011			2010			2009
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1,6]
Real estate 1-4 family	$29,227	$1,419	4.85%	$29,058	$1,553	5.35%	$29,588	$1,723	5.82%
Real estate construction	2,119	83	3.94	3,402	126	3.69	5,991	198	3.31
Real estate home equity lines	14,299	482	3.37	14,912	503	3.37	15,685	523	3.34
Real estate commercial	12,871	520	4.04	14,578	593	4.07	15,573	639	4.11
Commercial - FTE[2]	36,248	1,945	5.37	32,788	1,828	5.57	36,458	1,820	4.99
Credit card	1,012	82	8.13	1,058	89	8.39	984	74	7.47
Consumer - direct	7,261	321	4.42	5,812	251	4.32	5,101	207	4.06
Consumer - indirect	9,690	439	4.53	7,530	423	5.62	6,594	418	6.34
Nonaccrual[3]	3,581	34	0.95	4,787	39	0.81	5,067	36	0.72
Total loans	116,308	5,325	4.58	113,925	5,405	4.74	121,041	5,638	4.66
Securities available for sale:
Taxable	23,973	770	3.21	24,994	785	3.14	18,960	790	4.17
Tax-exempt - FTE[2]	502	28	5.48	783	42	5.34	1,003	55	5.46
Total securities available for sale - FTE	24,475	798	3.26	25,777	827	3.21	19,963	845	4.23
Funds sold and securities purchased under agreements to resell	992	—	—	969	1	0.08	794	2	0.27
LHFS	2,255	93	4.13	3,295	136	4.14	5,228	233	4.45
Interest-bearing deposits	22	—	0.15	26	—	0.17	25	—	0.91
Interest earning trading assets	3,750	79	2.10	3,195	90	2.79	3,857	115	2.99
Total earning assets	147,802	6,295	4.26	147,187	6,459	4.39	150,908	6,833	4.53
ALLL	(2,702)			(3,045)			(2,706)
Cash and due from banks	5,203			4,821			4,844
Other assets	16,831			18,268			17,355
Noninterest earning trading assets	2,708			2,913			3,429
Unrealized gains on securities available for sale	2,598			2,231			1,612
Total assets	$172,440			$172,375			$175,442
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,751	$35	0.14%	$24,668	$58	0.24%	$23,601	$99	0.42%
Money market accounts	42,854	161	0.38	38,893	227	0.58	31,864	315	0.99
Savings	4,535	7	0.15	4,028	9	0.22	3,664	10	0.27
Consumer time	12,451	198	1.59	14,232	267	1.87	16,718	479	2.87
Other time	7,036	122	1.73	9,205	189	2.05	13,068	382	2.92
Total interest-bearing consumer and commercial deposits	91,627	523	0.57	91,026	750	0.82	88,915	1,285	1.45
Brokered deposits	2,306	101	4.38	2,561	110	4.29	5,648	154	2.69
Foreign deposits	80	—	0.57	355	—	0.13	434	1	0.12
Total interest-bearing deposits	94,013	624	0.66	93,942	860	0.92	94,997	1,440	1.52
Funds purchased	1,038	2	0.13	1,226	2	0.19	1,670	3	0.19
Securities sold under agreements to repurchase	2,157	3	0.15	2,416	4	0.15	2,483	5	0.18
Interest-bearing trading liabilities	851	26	3.04	833	30	3.58	487	20	4.14
Other short-term borrowings	3,465	12	0.36	3,014	13	0.43	2,704	15	0.54
Long-term debt	13,496	449	3.33	16,096	580	3.60	20,119	761	3.78
Total interest-bearing liabilities	115,020	1,116	0.97	117,527	1,489	1.27	122,460	2,244	1.83
Noninterest-bearing deposits	31,045			26,103			24,249
Other liabilities	3,972			4,097			4,387
Noninterest-bearing trading liabilities	1,707			1,814			2,060
Shareholders’ equity	20,696			22,834			22,286
Total liabilities and shareholders’ equity	$172,440			$172,375			$175,442
Interest Rate Spread			3.29%			3.12%			2.70%
Net Interest Income - FTE[4]		$5,179			$4,970			$4,589
Net Interest Margin[5]			3.50%			3.38%			3.04%

1Interest income includes loan fees of $138 million, $146 million, and $148 million for the three years ended December 31, 2011, 2010 and 2009, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $114 million, $116 million, and $123 million for the three years ended December 31, 2011,
2010 and 2009, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $639 million, $617 million, and $488 million for the three years ended December 31, 2011, 2010 and 2009, respectively.
5The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.
6Loan categories in this table are presented using pre-adoption classifications due to an inability to produce prior years average balances using post-adoption classifications.

Analysis of Changes in Net Interest Income [1]						Table 2
	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	$9	($143)	($134)	($31)	($138)	($169)
Real estate construction	(50)	8	(42)	(93)	21	(72)
Real estate home equity lines	(21)	—	(21)	(25)	4	(21)
Real estate commercial	(69)	(4)	(73)	(40)	(6)	(46)
Commercial - FTE[2]	185	(68)	117	(193)	201	8
Credit card	(4)	(3)	(7)	6	9	15
Consumer - direct	64	6	70	30	14	44
Consumer - indirect	107	(92)	15	56	(51)	5
Nonaccrual	(11)	6	(5)	(2)	5	3
Securities available for sale:
Taxable	(32)	17	(15)	217	(222)	(5)
Tax-exempt [2]	(15)	1	(14)	(12)	(1)	(13)
Funds sold and securities purchased under agreements to resell	—	(1)	(1)	1	(2)	(1)
LHFS	(43)	(1)	(44)	(81)	(15)	(96)
Interest-bearing deposits	—	—	—	—	—	—
Interest earning trading assets	14	(24)	(10)	(19)	(7)	(26)
Total interest income	134	(298)	(164)	(186)	(188)	(374)

Interest Expense
NOW accounts	—	(23)	(23)	4	(45)	(41)
Money market accounts	20	(87)	(67)	61	(148)	(87)
Savings	1	(3)	(2)	1	(2)	(1)
Consumer time	(31)	(37)	(68)	(63)	(149)	(212)
Other time	(40)	(27)	(67)	(97)	(97)	(194)
Brokered time deposits	(11)	2	(9)	(108)	64	(44)
Foreign deposits	(1)	1	—	—	—	—
Funds purchased	(1)	—	(1)	(1)	—	(1)
Securities sold under agreements to repurchase	(1)	—	(1)	—	(1)	(1)
Interest-bearing trading liabilities	—	(5)	(5)	13	(3)	10
Other short-term borrowings	2	(2)	—	1	(3)	(2)
Long-term debt	(89)	(41)	(130)	(147)	(35)	(182)
Total interest expense	(151)	(222)	(373)	(336)	(419)	(755)
Net change in net interest income	$285	($76)	$209	$150	$231	$381

[1]Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

[2]Interest income includes the effects of the taxable-equivalent adjustments to increase tax-exempt interest income to a taxable-equivalent basis.
Net Interest Income/Margin
Net interest income, on an FTE basis, was $5.2 billion during 2011, an increase of $209 million, up 4%, from 2010. This increase was predominantly driven by a continued positive trend in net interest margin, which increased by 12 basis points to 3.50% in 2011 from 3.38% in 2010. Earning asset yields declined by 13 basis points to 4.26%, compared with 4.39% during 2010, while the cost of interest-bearing liabilities decreased by 30 basis points over the same period. Net interest margin increased, predominantly due to the growth in lower-cost deposits, specifically DDA and money market accounts, along with a decrease in higher-cost time deposits and long-term debt. We expect the net interest margin to decline modestly in the first quarter of 2012, as earning asset yield compression is expected as a result of the continued low rate environment.
Average earning assets increased by $0.6 billion, or less than 1%, compared with 2010. The increase was predominantly due to an increase in average loans, which was up by $2.4 billion, or 2%. The increase in loans was primarily attributable to increases of $3.5 billion, or 11%, in commercial loans, primarily driven by our large corporate borrowers, $2.2 billion, or 29%, in consumer-indirect loans, driven by purchases of high quality auto loan portfolios, and $1.4 billion, or 25%, of consumer-direct loans related to an increase in government-guaranteed student loans. These increases were partially offset by declines of $1.7 billion, or 12%, in commercial real estate and by $1.3 billion, or 38%, in real estate construction, both predominantly as a result of our targeted efforts to reduce exposure to these higher-risk loans, and by a $1.2 billion, or 25%, decline in nonaccrual loans, primarily commercial nonaccrual loans, and a $0.6 billion, or 4%, decrease in real estate home equity lines. Securities AFS also decreased by $1.3 billion, down 5%, predominantly due to the sale of lower yielding U.S. Treasury securities of $4.4 billion, partially offset by purchases of agency MBS and federal agency securities. See additional discussion in the “Securities Available for Sale” section in this MD&A for more information on the repositioning of our securities AFS portfolio. LHFS declined by $1.0 billion, or 32%, as a result of a reduction in closed mortgage loan volume.
Our loan portfolio yielded 4.58% for the year, down 16 basis points from 2010. The yield decline was predominantly related to higher balances in the consumer-indirect loan portfolio that included high-quality loans acquired at lower rates and the real estate 1-4 family loan portfolio, which was driven by run-off of higher rate loans that we replaced with lower rate government guaranteed loans. We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. As of December 31, 2011, the outstanding notional balance of swaps was $14.9 billion, which qualified as cash flow hedges on variable rate commercial loans, compared with $15.9 billion as of December 31, 2010. Swap income remained relatively stable at $626 million during 2011 compared with $617 million during 2010. Reflected in our swap income during 2011, was approximately $202 million of income related to terminated swaps. Beginning in the second quarter of 2012, the income from certain swaps that were previously terminated will decline by approximately $35 million per quarter. In the absence of additions or terminations, our notional balance of swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our swap notional balances at December 31, 2011 was 3.4 years. The U.S. government recently announced a plan that could potentially impact prepayments and borrower payment caps related to a portion of our student loan portfolio.  Some of our portfolio was acquired at a discount and prepayments may result in additional net interest income; however, the impact of the plan is not expected to have a material effect on our net interest income.
Average interest-bearing liabilities declined by $2.5 billion, or 2%, from 2010, predominantly as a result of a $4.0 billion, or 17%, decline in higher-cost time deposits and a $2.6 billion, or 16%, decline in long-term debt. The declines in time deposits and long-term debt were partially offset by an increase in lower-cost client deposits, as compared to the same period during 2010. Total average consumer and commercial deposits increased by $5.5 billion, or 5%, compared with the same period during 2010. This increase was predominantly driven by a $4.9 billion, or 19%, increase in demand deposits. The growth in lower-cost deposits and the decline in time deposits and wholesale funding resulted in a 30 basis point decline in rates paid on interest-bearing liabilities compared with the same period during 2010. The growth in lower-cost deposits was the result of marketing campaigns, competitive pricing and clients’ increased preference for more liquid products.
During 2011, the interest rate environment was characterized by a flattening of the yield curve versus 2010, as rates at the long end of the curve declined. More specifically, the Fed funds target rate averaged 0.25%, unchanged from last year. The Prime rate averaged 3.25%, unchanged from 2010. During 2011, benchmark rates were as follows compared with 2010; one-month LIBOR averaged 0.23%, a decrease of 4 basis points, three-month LIBOR averaged 0.34%, unchanged from 2010, five-year swaps averaged 1.79%, a decrease of 37 basis points, and ten-year swaps averaged 2.90%, a decrease of 35 basis points.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 15 basis points during 2011, compared with 20 basis points during 2010, as average nonaccrual loans decreased by $1.2 billion during the period ended December 31, 2011. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Tables 1 and 2 contain more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Service charges on deposit accounts	$685	$760	$848
Trust and investment management income	531	503	486
Other charges and fees	507	534	523
Card fees	371	376	324
Investment banking income	317	313	272
Trading income/(loss)	248	173	(41)
Retail investment services	230	205	218
Mortgage production related (loss)/income	(5)	127	376
Mortgage servicing related income	224	358	330
Net securities gains	117	191	98
Gain from ownership in Visa	—	—	112
Other noninterest income	196	189	164
Total noninterest income	$3,421	$3,729	$3,710
Noninterest income decreased by $308 million, or 8%, compared with the year ended December 31, 2010, due to lower mortgage-related income, lower deposit service charges due primarily to Regulation E, and lower net gains on the sale of investment securities, partially offset by higher trading income/(loss), trust and investment management income, and retail investment services income.
Mortgage servicing related income decreased by $134 million, or 37%, compared with the year ended December 31, 2010. The decline was due to less favorable net hedge performance and lower MSR valuations resulting from an increase in prepayment assumptions attributable to increased refinancing activity. Furthermore, during the fourth quarter of 2011, mortgage servicing related income was impacted by a decline in fair value of MSRs of $38 million due to the HARP 2.0 program, which is anticipated to result in higher refinance activity. See the “Other Market Risk” section of this MD&A for further information regarding the risks pertaining to the valuation of our MSRs. The remaining decrease is due to a decline in service fees attributable to a decrease in the servicing portfolio. As of December 31, 2011, the balance of mortgages serviced was $157.8 billion compared with $167.2 billion as of December 31, 2010.
Mortgage production related (loss)/income was a loss of $5 million for the year ended December 31, 2011 compared with income of $127 million for the year ended December 31, 2010. The decline was predominantly due to declines in loan production volume. Loan production volume of $23.1 billion in 2011 was down $6.2 billion, or 21%, from the prior year, coupled with lower margins, which resulted in lower gain on sale and fee income. Additionally, the mortgage repurchase provision for the year ended December 31, 2011 was $502 million compared with $456 million for the year ended December 31, 2010, an increase of $46 million due to the increase in agency-related repurchase requests (see below for additional discussion). The reserves for mortgage repurchases was $320 million as of December 31, 2011, an increase of $55 million from prior year.
Repurchase requests can vary significantly from period to period based on the timing of requests from the GSEs. Mortgage repurchase demands were elevated during 2011 compared to 2010. The majority of our demands are from loans in the 2006-2008 vintages that have been 120 days past due at some point in their life cycle. In addition, the majority of the demands that we have received have been from loans that were delinquent within the first 36 months after origination. If this pattern continues and investor selection criteria does not change, it suggests that the pool of delinquent loans from which we will receive demands could be stabilizing, given that any performing loans from the 2006-2008 vintages have now been outstanding beyond 36 months. This pattern is expected to result in a decline in the mortgage repurchase provision in the second half of 2012.
However, we believe that demands will continue to be volatile and may remain elevated in 2012. A continued sluggish economy and any further declines in housing values could impact the future amount of demands. If demands do not decline from levels seen in the latter half of 2011, we may see an increase in the repurchase provision in 2012, which would result in lower mortgage production income. As a result of the continued uncertainty and our expectation of elevated demands in the near term, our mortgage repurchase reserve remains at historically high levels. For additional information on the mortgage repurchase reserve, see Note 18, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-K, the "Critical Accounting Policies" section of this MD&A, and "Part I, Item 1A, Risk Factors" in this Form 10-K.

Service charges on deposit accounts decreased by $75 million, or 10%, compared with the year ended December 31, 2010. The decrease was attributable to Regulation E changes and a voluntary decision to eliminate fees on transactions where the overdrafted amount is small, as well as reducing the maximum number of daily overdraft fees charged to our clients. The voluntary changes and the Regulation E impact began during the third quarter of 2010.
Net securities gains decreased by $74 million, or 39%, compared with the year ended December 31, 2010. During 2011 and 2010, we repositioned the securities AFS portfolio in response to market conditions, which caused sales and the resulting gains. See “Securities Available for Sale” in this MD&A for further discussion regarding our repositioning activity.
Trading income/(loss) increased by $75 million, or 43%, compared with the year ended December 31, 2010. The increase was primarily attributable to valuation gains on our fair value debt, net of hedges, and index-linked CDs of $89 million for the year ended December 31, 2011 compared with valuation losses of $25 million for the year December 31, 2010 driven by the widening of financial institutions' credit spreads amidst market volatility during the year. Additionally, we experienced lower valuation losses associated with the deterioration of collateral on previously securitized loans. These were partially offset by lower valuation gains on illiquid securities and a decline in core trading revenue due to market volatility during the second half of the year caused by the U.S. debt downgrade by S&P and the low interest rate environment.
Trust and investment management income increased by $28 million, or 6%, compared with the year ended December 31, 2010. The increase was primarily due to higher revenue from our RidgeWorth mutual fund complex and higher market valuations on managed equity assets.
Retail investment services income increased by $25 million, or 12%, compared with the year ended December 31, 2010. The increases were driven by higher recurring brokerage revenue and annuity income.
Other charges and fees decreased by $27 million, or 5%, compared with the year ended December 31, 2010. Premium income related to reinsurance services declined due to paydowns in underlying loans' principal balances and the termination of contracts during the year. Fee income was also impacted by a decline in letter of credit fees due to a reduction of $1.2 billion in outstanding letters of credit.
Card fees decreased by $5 million, or 1%, compared with the year ended December 31, 2010. The decline was a result of regulations on debit card interchange fee income that became effective at the beginning of fourth quarter 2011. On June 29, 2011, the Federal Reserve issued a final rule establishing revised standards that significantly lowered the rates that can be charged on debit card transactions and prohibited network exclusivity arrangements and routing restrictions. We estimated that this rule, effective at the beginning of the fourth quarter 2011, would reduce our debit interchange income by about 50%, or approximately $50 million per quarter prior to any mitigating actions. As a means to mitigate some of this lost revenue, we have introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional streams of fee income. Additionally, we also expect to benefit from the discontinuation of our debit card rewards programs, actions taken to reduce the costs related to our debit card program, and the introduction of other value-added deposit product features over the next two years, which we expect will produce additional deposit fee income. Collectively, and over time, we currently estimate that the benefits from all of these changes will enable us to recapture 50% of the approximate $300 million of combined annual revenue loss attributable to both the newly-issued interchange fee rules and Regulation E. Inherent in this expectation is our ability to charge certain deposit-related fees for value-added services we provide.
Investment banking income increased by $4 million, or 1%, compared with the year ended December 31, 2010. The increase over 2010 was primarily attributable to strong syndicated finance fees, which resulted from continued market penetration. We note that investment banking income has and will continue to experience volatility due to market factors and client behavior patterns.
Other noninterest income increased by $7 million, or 4%, compared with the year ended December 31, 2010. The increase was primarily attributable to current year gains on private equity investments and client leasing transactions.

NONINTEREST EXPENSE
			Table 4
	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Employee compensation	$2,494	$2,364	$2,258
Employee benefits	382	457	542
Personnel expenses	2,876	2,821	2,800
Outside processing and software	653	638	579
Net occupancy expense	356	361	357
Regulatory assessments	300	265	302
Credit and collection services	275	279	259
Other real estate expense	264	300	244
Operating losses	257	83	99
Marketing and customer development	184	177	152
Equipment expense	178	174	172
Consulting and legal	120	84	57
Potential mortgage servicing settlement and claims expense	120	—	—
Other staff expense	95	55	51
Postage and delivery	81	83	84
Communications	63	64	67
Operating supplies	45	47	41
Amortization of intangible assets	43	51	56
Impairment of goodwill	—	—	751
Net (gain)/loss on debt extinguishment	(3)	70	39
Other expense	327	359	452
Total noninterest expense	$6,234	$5,911	$6,562
Noninterest expense increased by $323 million, or 5%, compared with the year ended December 31, 2010. The increase in expense was driven predominantly by higher operating losses, potential mortgage servicing settlement and claims expense, personnel and other staff, consulting and legal, and regulatory assessments. These higher costs were partially offset by a net gain on the extinguishment of debt compared to a net loss on extinguishment in 2010, as well as a decline in other real estate expense.
Operating losses increased by $174 million, compared with the year ended December 31, 2010. The increase was due to compliance-related costs largely attributable to mortgage servicing and litigation expenses tied to specific claims.
The potential mortgage servicing settlement and claims expense was due to the accrual of our estimated costs to address certain mortgage servicing claims. See additional discussion in Note 20, "Contingencies" and Note 25, "Subsequent Event," to the Consolidated Financial Statements in this Form 10-K.
Personnel expenses increased by $55 million, or 2%, compared with the year ended December 31, 2010. The $130 million, or 5%, increase in employee compensation expense related to higher compensation from improved business performance and increases in client-facing full-time equivalent employees. The increase was largely offset by a $75 million, or 16% decrease in employee benefits, predominantly due to a $60 million gain related to curtailment of our pension plan net of a discretionary 401(k) contribution. During the year we made the decision to curtail the pension plan and concurrent with the curtailment, we made a contribution to our longer-tenured teammates' 401(k) accounts.
Other staff expense increased by $40 million, or 73%, compared with the year ended December 31, 2010, predominantly due to an increase in severance-related expenses. The severance-related expenses were associated with our PPG Expense Program. The severance-related expenses reflect the progress that we made during the year on the design and implementation of the PPG Expense Program, and we believe the expenses recorded in 2011 to be a majority of the severance expense that will be incurred over the life of the Program.
Consulting and legal expenses increased by $36 million, or 43%, compared with the year ended December 31, 2010. The increase was attributable to consulting costs associated with specific business initiatives, as well as costs to address the Consent Order with the Federal Reserve. For additional information regarding the Consent Order, see Note 20, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and the “Nonperforming Assets” section of this MD&A.

Regulatory assessments expense increased by $35 million, or 13%, compared with the year ended December 31, 2010. The increase was the result of the change in the assessment base for FDIC insurance premiums that took effect at the beginning of the second quarter of 2011.
Net losses on debt extinguishment decreased by $73 million, compared with the year ended December 31, 2010. Net losses on debt extinguishment in the prior year were primarily due to early termination fees on the extinguishment of $1.7 billion in FHLB borrowings, as well as the fees paid to repurchase $750 million of our debt in a tender offer.
Other real estate expense decreased by $36 million, or 12%, compared with the year ended December 31, 2010. The decrease was predominantly due to less loss provisioning as sales of owned properties increased while inflows of new properties decreased. Over time, as the economic environment improves, we expect that other real estate expense will continue to improve, but will likely remain elevated compared with the levels realized prior to the economic recession.
PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the year ended December 31, 2011, the provision for income taxes was $79 million, resulting in an effective tax rate of 10.9%. The effective tax rate was primarily a result of positive pre-tax earnings adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. For the year ended December 31, 2010, we had an income tax benefit of $185 million which was primarily driven by the net favorable permanent tax items significantly exceeding positive pre-tax earnings. See additional discussion related to the provision for income taxes in Note 15, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.
LOANS
In 2010, we adopted accounting guidance that requires additional disclosures about the credit quality of our loan portfolios and the credit reserves held against them. These disclosures are intended to 1) describe the nature of credit risk inherent in our loan portfolio, 2) provide information on how we analyze and assess that risk in arriving at an adequate and appropriate ALLL, and 3) explain the changes in the ALLL and reasons for those changes. Additionally, the disclosures are required to be made on a disaggregated basis by loan portfolio segment and/or by type of loan. A portfolio segment is defined as the level at which we develop and document our method for determining our ALLL. Loan types are further categorizations of our portfolio segments. In conjunction with adopting the accounting guidance, we adjusted 2009 loan classifications to align with post-adoption loan classifications. While the reclassification had no effect on the carrying value of our LHFI or LHFS, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption loan classifications due to the inability to restate all prior periods under the post-adoption loan classifications.

Under the post-adoption classification, we report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, or classes, which further identify loans based upon common risk characteristics.

The commercial and industrial loan type includes loans secured by owner-occupied properties, corporate credit cards and other wholesale lending activities. Commercial real estate and commercial construction loan types are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial and construction loans secured by owner-occupied properties are classified as commercial and industrial loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At December 31, 2011, 30% of our home equity products were in a first lien position and 70% were in a junior lien position. For home equity products in a junior lien position, we service 32% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing in 2012 and 2013, with 90% of home equity line balances scheduled to convert to amortization in 2014 or later. It should be noted that  a majority of accounts do not convert to amortizing. Based on historical trends, within 12 months of the end of their draw period, more than 75% of accounts, and approximately 65% of accounts with a balance, closed or refinanced before, or soon after converting.We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We do not actively monitor the first lien delinquency status on an on-going basis when we do not own or service the first lien position beyond the initial notification of the first lien becoming delinquent. However, we actively monitor refreshed credit bureau scores, which are highly sensitive to first lien mortgage delinquency, of borrowers with junior liens. At December 31, 2011, our home equity junior lien loss severity was approximately 90%.
The loan types comprising our consumer loan segment include guaranteed student loans, other direct, consisting primarily of private student loans, indirect, consisting of loans secured by automobiles or recreational vehicles, and credit cards.

The composition of the Company's loan portfolio at December 31 is shown in the following tables:

Loan Portfolio by Types of Loans (Post-Adoption)			Table 5

(Dollars in millions)	2011	2010	2009
Commercial loans:
Commercial & industrial	$49,538	$44,753	$44,008
Commercial real estate	5,094	6,167	6,694
Commercial construction	1,240	2,568	4,984
Total commercial loans	55,872	53,488	55,686
Residential loans:
Residential mortgages - guaranteed	6,672	4,520	949
Residential mortgages - nonguaranteed[1]	23,243	23,959	25,847
Home equity products	15,765	16,751	17,783
Residential construction	980	1,291	1,909
Total residential loans	46,660	46,521	46,488
Consumer loans:
Guaranteed student loans	7,199	4,260	2,786
Other direct	2,059	1,722	1,484
Indirect	10,165	9,499	6,665
Credit cards	540	485	566
Total consumer loans	19,963	15,966	11,501
LHFI	$122,495	$115,975	$113,675
LHFS	$2,353	$3,501	$4,670
1Includes $431 million, $488 million, and $437 million of loans carried at fair value at December 31, 2011, 2010, and 2009, respectively.

Loans Held for Investment
Our loan growth performance was strong, with LHFI increasing $6.5 billion, up 6% during the year ended December 31, 2011. Growth was driven by increases in the commercial and industrial and government-guaranteed student and guaranteed residential mortgage loans. We continued to make progress in our loan portfolio diversification strategy, as we have been successful both in growing targeted commercial and consumer areas, and in reducing our exposure to certain residential and construction areas that we consider to be higher risk. Continuing to manage down our commercial and residential construction portfolios has resulted in a combined $1.6 billion decline in these portfolios during the year ended December 31, 2011, and a $7.8 billion decrease since the end of 2008. At the same time that we have been managing these and other higher risk balances down, we have also been reducing our risk by increasing our government-guaranteed loans. These efforts have driven a meaningful improvement in our risk profile. Our strategy to purchase government-guaranteed loans has performed well as a bridge during a time of low economic growth and, if organic loan growth continues in the coming quarters, we expect slower growth in this category. Government-guaranteed loans increased this year by about $5.1 billion, and they now total $13.9 billion, or 11% of our loan portfolio.
Commercial loans increased $2.4 billion, up 4% during the year ended December 31, 2011. Growth was driven by a $4.8 billion increase in commercial and industrial loans, largely offset by decreases in commercial construction loans and commercial real estate loans. Our larger corporate borrowers drove much of the 11% increase in commercial and industrial loans. Growth came across most industry verticals, with healthcare and energy contributing the most. Meanwhile, commercial construction loans decreased by $1.3 billion, down 52%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure.
Residential loans remained relatively flat during the year ended December 31, 2011. Government-guaranteed mortgages grew $2.2 billion, up 48%, as we added to this portfolio during the fourth quarter of 2011, and thereby continued to make progress on diversifying and de-risking the overall balance sheet. We experienced declines across all other residential loan classes, especially home equity and residential construction. The overall decline was predominantly driven by payoffs, with current year net charge-offs and transfers to OREO also contributing to the decline.
Consumer loans increased $4.0 billion, up 25% during the year ended December 31, 2011. Growth occurred across all consumer loan classes, with government-guaranteed student loans being the largest driver, increasing by $2.9 billion, up 69%, due to portfolio acquisitions.

Loans Held for Sale
LHFS decreased $1.1 billion, down 33% during the year ended December 31, 2011. The decline was attributable to a reduction in closed mortgage loan volume, coupled with increased delivery volume to our LHFI portfolio.

Loan Portfolio by Types of Loans (Pre-Adoption)					Table 6

(Dollars in millions)	2011	2010	2009	2008	2007
Commercial	$40,104	$34,064	$32,494	$41,040	$35,929
Real estate:
Home equity lines	14,287	15,040	15,953	16,454	14,912
Construction	2,143	3,848	6,647	9,864	13,777
Residential mortgages[1]	32,608	31,572	30,790	32,066	32,780
Commercial real estate:
Owner occupied	7,753	8,674	8,915	8,758	7,948
Investor owned	4,758	5,868	6,159	6,199	4,661
Consumer:
Direct	9,655	6,638	5,118	5,139	3,964
Indirect	10,164	9,291	6,531	6,508	7,494
Credit card	1,023	980	1,068	970	854
LHFI	$122,495	$115,975	$113,675	$126,998	$122,319
LHFS	$2,353	$3,501	$4,670	$4,032	$8,852
1For the years ended December 31, 2011, 2010, 2009, 2008, and 2007, includes $431 million, $488 million, $437 million, $239 million, and $221 million, respectively, of loans carried at fair value.

Selected Loan Maturity Data				Table 7
	As of December 31, 2011
	Total	1 year or less	1-5 years	After 5 years
(Dollars in millions)
Loan Maturity
Commercial and commercial real estate[1]	$49,233	$24,522	$22,082	$2,629
Real estate - construction	1,240	650	522	68
Total	$50,473	$25,172	$22,604	$2,697
Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$5,081	$1,677
Floating or adjustable interest rates			17,523	1,020
Total			$22,604	$2,697
1Excludes $4.5 billion in lease financing and $936 million in installment loans.

Asset Quality
Our overall asset quality improved steadily throughout 2011, with net charge-offs, NPLs, and nonperforming assets all declining, as compared with the prior year. The total delinquency ratio remained flat during 2011 compared with December 31, 2010, but increased 13 basis points during the fourth quarter of 2011. The increase was due to the purchase of government-guaranteed student loan portfolios, which have higher delinquency rates, although the true loss exposure is very low due to the government guarantee. Early stage delinquencies excluding government-guaranteed loans continued to trend lower, down 22 basis points during the year, driven by improvements in nonguaranteed mortgages and home equity loans. Commercial and consumer early stage delinquencies reached relatively low levels of 0.17% and 0.68% of total loans at December 31, 2011, respectively, while residential early stage delinquencies declined to 1.38%. Any further improvement in overall delinquencies will be influenced by the overall economy, particularly by changes in unemployment and to a lesser extent, home values.
NPLs totaled $2.9 billion as of December 31, 2011, and compared to December 31, 2010, NPLs decreased $1.2 billion, down 29%. Approximately $1.0 billion of the overall decline came from commercial construction NPLs as a result of continuing risk mitigation activities. We continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrowers' capacity and their ability to service their debt obligations. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered significant relative to total loans outstanding.
Overall asset quality trends for residential loans showed improvement throughout 2011. For the year, net charge-offs decreased by over $800 million, or about 30%, with residential loans being the largest driver, contributing $459 million towards the decline. Residential NPLs also declined modestly, down 11%, driven by improvements in residential construction and nonguaranteed mortgages. As we look to the first quarter of 2012, we expect to see a further decline in NPLs, with net charge-offs relatively stable to modestly down.
Net charge-offs and early stage delinquencies for the home equity portfolio declined, while NPLs remained relatively stable, showing slight decreases during the year. Runoff in this portfolio has been concentrated in the higher LTV loans, where a very limited amount of production has occurred during 2011. While these higher LTV loans have additional availability on their home equity lines at December 31, 2011, 99% of already outstanding borrowings on the lines are accruing and current on interest and principal.
Commercial net charge-offs declined $325 million during 2011, down 33% compared to the prior year, led by decreases in our commercial construction and commercial and industrial portfolios. Given the stresses in the commercial real estate market, we have performed a thorough analysis of our commercial real estate portfolio to identify loans with an increased risk of default. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with our client to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes. For the consumer portfolios, asset quality modestly improved, including early stage delinquencies, excluding guaranteed student loans, that declined during the year. Additionally, the level of nonperforming consumer loans and net charge-offs declined compared to the year ended December 31, 2010.
We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for more information.

The following table shows our wholesale lending exposure at December 31 to selected industries:

Funded Exposures by Selected Industries				Table 8
	2011		2010
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Real Estate	$7,331	13%	$9,828	18%
Consumer Products and Services	7,105	13	6,924	13
Health Care and Pharmaceuticals	5,662	10	4,576	9
Diversified Financials and Insurance	5,591	10	4,960	9
Government	3,671	7	3,227	6
Retailing	3,593	6	3,576	7
Automotive	3,320	6	3,296	6
Diversified Commercial Services and Supplies	3,195	6	2,917	5
Capital Goods	2,974	5	2,700	5
Energy and Utilities	2,760	5	1,746	3
Media and Telecommunication Services	2,052	4	1,519	3
Religious Organizations/Non-Profits	1,933	3	1,961	4
Materials	1,823	3	1,447	3
Transportation	1,231	2	1,155	2
Individuals, Investments, and Trusts	986	2	1,399	3
Technology (Hardware and Software)	942	2	659	1
Other Industries	1,703	3	1,598	3
Total	$55,872	100%	$53,488	100%

The following table shows the percentage breakdown of our total LHFI portfolio at December 31 by geographic region.

Loan Types by Geography						Table 9
	Commercial		Residential		Consumer
	2011	2010	2011	2010	2011	2010
Geography:
Central[1]	28%	29%	21%	20%	14%	14%
Florida[2]	20	21	27	29	18	21
MidAtlantic[3]	26	28	36	35	25	27
Other	26	22	16	16	43	38
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

ALLOWANCE FOR CREDIT LOSSES
At December 31, 2011, the allowance for credit losses was $2.5 billion, which consists of both the ALLL and the reserve for unfunded commitments. See Note 1, “Significant Accounting Policies,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K, as well as the “Allowance for Credit Losses” section within Critical Accounting Policies in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation. As previously noted, while the reclassification of our loan types in 2010 had no effect on total loan charge-offs and loan recoveries, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption charge-off and recovery classifications due to the inability to restate prior periods under the post-adoption classifications.

A rollforward of our allowance for credit losses, along with our summarized credit loss experience for the years ended December 31, is shown in the tables below:

Summary of Credit Losses Experience (Post-Adoption)			Table 10
(Dollars in millions)	2011	2010	2009
Allowance for Credit Losses
Balance - beginning of period	$3,032	$3,235	$2,379
Allowance recorded upon VIE consolidation	—	1	—
Provision for loan losses	1,523	2,708	4,007
(Benefit)/provision for unfunded commitments [1]	(10)	(57)	87
Charge-offs:
Commercial loans	(803)	(1,087)	(1,432)
Residential loans	(1,275)	(1,736)	(1,707)
Consumer loans	(163)	(195)	(259)
Total charge-offs	(2,241)	(3,018)	(3,398)
Recoveries:
Commercial loans	140	99	84
Residential loans	18	20	17
Consumer loans	43	44	59
Total recoveries	201	163	160
Net charge-offs	(2,040)	(2,855)	(3,238)
Balance - end of period	$2,505	$3,032	$3,235
Components:
ALLL	$2,457	$2,974	$3,120
Unfunded commitments reserve [2]	48	58	115
Allowance for credit losses	$2,505	$3,032	$3,235
Average loans	$116,308	$113,925	$121,041
Period-end loans outstanding	122,495	115,975	113,675
Ratios:
ALLL to period-end loans [3,4]	2.01%	2.58%	2.76%
ALLL to NPLs [5]	85%	73%	59%
ALLL to net charge-offs	1.20x	1.04x	0.96x
Net charge-offs to average loans	1.75%	2.51%	2.67%
1 Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Given the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).
2 The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.
3 $433 million, $492 million, and $449 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
4 Excluding government-guaranteed loans of $13.9 billion, $8.8 billion, and $3.7 billion, respectively, from period-end loans in the calculation results in ratios of 2.27%, 2.79%, and 2.84%, respectively.
5 $25 million, $28 million, and $46 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.
Charge-offs
Net charge-offs declined $815 million during the year ended December 31, 2011, down 29% compared with the year ended December 31, 2010. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable for residential loans. As a percentage of average loans, net charge-offs were 1.75% and 2.51% during the years ended December 31, 2011 and 2010, respectively. The improvements in net charge-offs were the result of improved asset quality. As we look to the first quarter of 2012, we expect to see a stable to modest decline in net charge-offs from fourth quarter levels.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the year ended December 31, 2011, the provision for loan losses declined $1.2 billion, down 44% compared with the year ended December 31, 2010. The decline in the provision for loan losses was attributable to significantly lower net charge-offs and the decline in the ALLL resulting from improved credit quality.

For the year ended December 31, 2011, the benefit for unfunded commitments was $10 million, compared with $57 million for the year ended December 31, 2010. The benefit for the year was attributed to improved credit quality related to certain commercial and large corporate borrowers.

Summary of Credit Losses Experience (Pre-Adoption)					Table 11
(Dollars in millions)	2011	2010	2009	2008	2007
Allowance for Credit Losses
Balance - beginning of period	$3,032	$3,235	$2,379	$1,290	$1,047
Allowance associated with loans at fair value[1]	—	—	—	—	(4)
Allowance from acquisitions & other activity, net	—	1	—	159	—
Provision for loan losses	1,523	2,708	4,007	2,474	665
(Benefit)/provision for unfunded commitments[2]	(10)	(57)	87	20	5
Charge-offs:
Commercial	(268)	(386)	(613)	(219)	(134)
Real estate:
Home equity lines	(496)	(591)	(715)	(449)	(116)
Construction	(334)	(447)	(507)	(194)	(12)
Residential mortgages[3]	(822)	(1,281)	(1,236)	(525)	(113)
Commercial real estate	(137)	(92)	(32)	(25)	(2)
Consumer loans:
Direct	(48)	(50)	(57)	(42)	(24)
Indirect	(80)	(84)	(152)	(193)	(107)
Credit cards	(56)	(87)	(86)	(33)	(7)
Total charge-offs	(2,241)	(3,018)	(3,398)	(1,680)	(515)
Recoveries:
Commercial	57	46	40	24	23
Real estate:
Home equity lines	40	40	30	16	8
Construction	29	12	8	3	1
Residential mortgages	22	21	18	8	6
Commercial real estate	8	(2)	4	1	2
Consumer loans:
Direct	8	8	8	8	10
Indirect	32	33	49	54	41
Credit cards	5	5	3	2	1
Total recoveries	201	163	160	116	92
Net charge-offs	(2,040)	(2,855)	(3,238)	(1,564)	(423)
Balance-end of period	$2,505	$3,032	$3,235	$2,379	$1,290
Components:
ALLL	$2,457	$2,974	$3,120	$2,351	$1,282
Unfunded commitments reserve	48	58	115	28	8
Allowance for credit losses	$2,505	$3,032	$3,235	$2,379	$1,290
Average loans	$116,308	$113,925	$121,041	$125,433	$120,081
Period-end loans outstanding	122,495	115,975	113,675	126,998	122,319
Ratios:
ALLL to period-end loans[4]	2.01%	2.58%	2.76%	1.86%	1.05%
ALLL to NPLs[5]	85%	73%	59%	62%	102%
ALLL to net charge-offs	1.20x	1.04x	0.96x	1.50x	3.03x
Net charge-offs to average loans	1.75%	2.51%	2.67%	1.25%	0.35%
1 Amount removed from the ALLL related to our election to record $4.1 billion of residential mortgages at fair value.
2 Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Given the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).
3 Prior to 2009, borrower misrepresentation and denied insurance claim losses were recorded as operating losses in the Consolidated Statements of Income/(Loss). These credit-related operating losses totaled $160 million and $78 million during the years ended December 31, 2008 and 2007, respectively. During 2009, credit-related operating losses charged-off against previously established reserves within other liabilities total $195 million.
4 For this ratio, $433 million, $492 million, $449 million, $270 million, and $221 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively, of LHFI carried at fair value were excluded from period-end loans.
5 $25 million, $28 million, $46 million, $46 million, and $172 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.

ALLL and Reserve for Unfunded Commitments
As previously noted, while the reclassification of our loan types in 2010 had no effect on total loans or total ALLL, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption ALLL by loan segment classifications due to the inability to restate prior periods under the post-adoption classifications.

The allocation of our ALLL by loan segment at December 31 is shown in the tables below:

Allowance for Loan Losses by Loan Segment (Post-Adoption)								Table 12
	2011			2010			2009
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$964	39%	46%	$1,303	44%	46%	$1,353	43%	49%
Residential loans	1,354	55	38	1,498	50	40	1,592	51	41
Consumer loans	139	6	16	173	6	14	175	6	10
Total	$2,457	100%	100%	$2,974	100%	100%	$3,120	100%	100%

Allowance for Loan Losses by Loan Segment (Pre-Adoption)					Table 13
(Dollars in millions)	2011	2010	2009	2008	2007
Allocation by Loan Type
Commercial loans	$479	$477	$650	$631	$423
Real estate loans	1,820	2,238	2,268	1,523	664
Consumer loans	158	259	202	197	110
Unallocated [1]	—	—	—	—	85
Total	$2,457	$2,974	$3,120	$2,351	$1,282
Year-end Loan Types as a Percent of Total Loans
Commercial loans	33%	29%	29%	32%	29%
Real estate loans	50	56	60	58	61
Consumer loans	17	15	11	10	10
Total	100%	100%	100%	100%	100%
1Beginning in 2008, the unallocated reserve is reflected in our homogeneous pool estimates.

The ALLL decreased by $517 million, down 17% during the year ended December 31, 2011, with commercial, residential, and consumer loans-related ALLL declining $339 million, $144 million, and $34 million, respectively. The decrease in ALLL was commensurate with the continued improvement in credit quality of each segment as evidenced by lower delinquency rates, reductions in higher-risk balances, and lower NPLs. Our risk profile continues to improve, as the amount of certain higher-risk loans continue to decline, while lower-risk government guaranteed loans grew to 11% of the portfolio. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At this point in the cycle, we expect the ALLL to trend at a pace consistent with improvements in credit quality and overall economic conditions. As of December 31, 2011, the allowance to period-end loans ratio was 2.01%, down from 2.58% at December 31, 2010, consistent with our continued actions to reduce the risk of our loan portfolio during the period coupled with an increase in total loans during 2011. The ratio of the ALLL to total NPLs improved to 85% as of December 31, 2011 from 73% as of December 31, 2010. The improvement in this ratio was primarily attributable to the $1.2 billion decrease in NPLs, partially offset by the decline in ALLL.
The reserve for unfunded commitments was $48 million as of December 31, 2011, a decrease of $10 million, down 17% compared to $58 million at December 31, 2010. The decrease in the reserve was attributed to improved credit quality related to certain commercial and large corporate borrowers.

NONPERFORMING ASSETS
As previously noted, while the reclassification of our loan types in 2010 had no effect on total NPLs, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption NPL classifications due to the inability to restate prior periods under the post-adoption classifications.

The following tables present our nonperforming assets at December 31:

Nonperforming Assets (Post-Adoption)			Table 14

(Dollars in millions)	2011	2010	2009
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial	$348	$584	$732
Commercial real estate	288	342	191
Commercial construction	290	961	1,247
Total commercial NPLs	926	1,887	2,170
Residential loans
Residential mortgages - nonguaranteed	1,392	1,543	2,283
Home equity products	338	355	367
Residential construction	220	290	529
Total residential NPLs	1,950	2,188	3,179
Consumer loans
Other direct	7	10	8
Indirect	20	25	45
Total consumer NPLs	27	35	53
Total nonaccrual/NPLs	2,903	4,110	5,402
OREO[1]	479	596	620
Other repossessed assets	10	52	79
Total nonperforming assets	$3,392	$4,758	$6,101
Accruing loans past due 90 days or more[2]	$2,028	$1,565	$1,500
TDRs:
Accruing restructured loans	$2,820	$2,613	$1,641
Nonaccruing restructured loans[3]	802	1,005	913
Ratios:
NPLs to total loans	2.37%	3.54%	4.75%
Nonperforming assets to total loans plus OREO and other repossessed assets	2.76	4.08	5.33
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $132 million, $195 million, and $113 million at December 31, 2011, 2010, and 2009, respectively.
2 Includes $979 million of consolidated loans eligible for repurchase from Ginnie Mae and classified as held for sale at December 31, 2009.
3 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Nonperforming assets decreased $1.4 billion, down 29% during the year ended December 31, 2011. The decrease was predominantly attributable to a $1.2 billion reduction in NPLs as a result of our problem loan resolution efforts. Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the U.S. housing market correction. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may impact the resolution of real estate related loans within the nonperforming assets portfolio. Overall, NPL declines in recent quarters have been driven by commercial loans, as the higher-risk commercial construction portfolio has been reduced, while the commercial and industrial loans have generally performed well. As we look to the first quarter of 2012, we expect the recent quarterly trends to continue, with a continued decline in NPLs.

Nonperforming Loans
Nonperforming commercial loans decreased $961 million, down 51% during the year ended December 31, 2011, driven by a $671 million decrease in commercial construction NPLs and a $236 million decrease in commercial and industrial NPLs. We expect NPLs to continue to decline in the first quarter of 2012; however, we continue to expect some variability in inflows of commercial real estate NPLs as we move through the current commercial real estate cycle.
Nonperforming residential loans declined $238 million, down 11% during the year ended December 31, 2011, largely due to a $151 million decrease in nonguaranteed residential mortgage NPLs, along with a $70 million decline in residential construction NPLs. The $151 million decrease was partially attributable to the reclassification of certain nonperforming residential mortgages as held for sale to reflect our intention to sell these mortgages. We recorded an incremental charge-off of $10 million in the first quarter in connection with the decision to transfer and sell these mortgages. Approximately $34 million of these reclassified NPLs were sold during the second quarter; the remaining $13 million were transferred back to LHFI as they were no longer deemed marketable for sale. The remaining decrease was attributable to lower net charge-offs and inflows of NPLs. We expect some variability in inflows of nonperforming residential loans during 2012 related to mortgage loan repurchases from investors. See additional discussion of mortgage loan repurchases in Note 18, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-K.
Nonperforming consumer loans decreased $8 million, down 23% during the year ended December 31, 2011, largely as a result of a $5 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the year, largely offset by the migration of delinquent consumer loans to nonaccrual status.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not recognized until after the principal has been reduced to zero. We recognized $34 million and $39 million of interest income related to nonaccrual loans for the years ended December 31, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $246 million and $340 million for the years ended December 31, 2011 and 2010, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $117 million, down 20% during the year ended December 31, 2011. The decline consisted of net decreases of $124 million in residential homes and $24 million in residential construction related properties, partially offset by a $31 million increase in commercial properties. During the years ended December 31, 2011 and 2010, sales of OREO resulted in proceeds of $619 million and $769 million, respectively, and net losses on sales of OREO of $4 million and $25 million, respectively, inclusive of valuation reserves, primarily attributed to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 19, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income/(Loss). Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 38% and 40%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Other repossessed assets decreased by $42 million, down 81% during the year ended December 31, 2011. The decrease was largely attributable to the sale of repossessed assets during the year.
The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency. Accruing loans past due ninety days or more increased by $463 million, up 30% during the year ended December 31, 2011, essentially all of which was attributable to guaranteed residential mortgages and student loans. At December 31, 2011 and 2010, $57 million and $84 million, respectively, of past due accruing loans were not guaranteed.
At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. In 2011, we continued to improve upon our processes as a result of our review. In addition, following the Federal Reserve's horizontal review of the nation’s largest mortgage loan servicers, SunTrust and other servicers entered into Consent Orders with the FRB. We describe the Consent Order in Note 20, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and a copy of it is filed as Exhibit 10.25 to this Form 10-K. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement, or adjustment. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. A direct mail solicitation was completed on November 28, 2011. The deadline for submitting requests for review is July 31, 2012. These requirements prescribed by the Consent Order may result in additional delays in the foreclosure process at a time when the time required for foreclosure upon residential real estate collateral in certain states, primarily Florida, continues to be elevated. These delays in the foreclosure process have adversely affected us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and by exposing us to losses as a result of potential additional declines in the value of such collateral. These delays have also resulted, in some cases, in an inability to meet certain investor foreclosure timelines for loans we service for others, which has resulted, and is expected to continue to result, in the assessment of compensatory fees. Noninterest expense in our Mortgage line of business increased in 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes. Additionally, continued and evolving changes in the regulatory environment and industry standards have increased our default servicing costs. Finally, the time to complete foreclosure sales has increased, and this has resulted in an increase in nonperforming assets and servicing advances, and has adversely impacted the collectability of such advances. Accordingly, additional delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could further increase the costs associated with our mortgage operations. See additional discussion in Part I, Item 1A, "Risk Factors" in this Form 10-K.

Nonperforming Assets (Pre-Adoption)					Table 15

(Dollars in millions)	2011	2010	2009	2008	2007
Nonaccrual/NPLs:
Commercial	$127	$255	$484	$322	$75
Real estate:
Construction loans	390	1,013	1,484	1,277	295
Residential mortgages	1,655	1,988	2,716	1,847	841
Home equity lines	273	285	289	272	136
Commercial real estate	431	531	392	177	44
Consumer loans	27	38	37	45	39
Total nonaccrual/NPLs	2,903	4,110	5,402	3,940	1,430
OREO[1]	479	596	620	500	184
Other repossessed assets	10	52	79	16	12
Total nonperforming assets	$3,392	$4,758	$6,101	$4,456	$1,626
Accruing loans past due 90 days or more[2]	$2,028	$1,565	$1,500	$1,032	$611
TDRs:
Accruing restructured loans	$2,820	2,613	1,641	463	30
Nonaccruing restructured loans[3]	802	1,005	913	268	—
Ratios:
NPLs to total loans	2.37%	3.54%	4.75%	3.10%	1.17%
Nonperforming assets to total loans plus OREO and other repossessed assets	2.76	4.08	5.33	3.49	1.33
1Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.
2Includes $979 million, $494 million, and $236 million of consolidated loans eligible for repurchase from Ginnie Mae and classified as held for sale at December 31, 2009, 2008, and 2007, respectively.
3Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions of terms. For commercial loans, the primary restructuring method is the extensions of terms.
Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will likely continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. Roll rate models used to forecast losses on the residential mortgage and consumer TDRs are calculated and analyzed separately using their own portfolio attributes and history, thereby reflecting an increased PD compared to loans that have not been restructured. The level of re-defaults will likely be affected by future economic conditions. At December 31, 2011 and 2010, specific reserves included in the ALLL for residential TDRs were $401 million and $422 million, respectively. See Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K for more information.

The following tables display our residential real estate TDR portfolio by modification type and payment status at December 31. Loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $65 million and $82 million at December 31, 2011 and 2010, respectively.

Selected Residential TDR Data						Table 16
	2011
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$473	$40	$513	$16	$69	$85
Term extension	20	10	30	2	24	26
Rate reduction and term extension	1,682	290	1,972	35	439	474
Other [2]	20	3	23	2	15	17
Total	$2,195	$343	$2,538	$55	$547	$602

	2010
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$375	$48	$423	$26	$68	$94
Rate reduction and term extension	1,722	305	2,027	66	465	531
Other [2]	42	15	57	3	31	34
Total	$2,139	$368	$2,507	$95	$564	$659
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At December 31, 2011, our total TDR portfolio was $3.6 billion and was composed of $3.1 billion, or 87%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $442 million, or 12%, of commercial loans (predominantly income-producing properties), and $39 million, or 1%, of direct consumer loans.
Accruing TDRs increased $207 million, up 8% during the year ended December 31, 2011. The increase in accruing TDRs was partly attributable to an increase in the number of loan modifications during the year and partly related to the adoption of new accounting guidance during 2011. Applying the new guidance, which required a review and evaluation of loan modifications completed since January 1, 2011, resulted in the identification of $93 million of additional TDRs as of July 1,

2011, which is the date the guidance became effective. Nonaccruing TDRs decreased by $203 million, down 20% during the year ended December 31, 2011, primarily reflecting net charge-offs during the year, as well as returns of commercial TDRs to accrual status and repayments. See additional discussion in Note 1, "Significant Accounting Policies," and Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K.
Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $111 million and $92 million for the years ended December 31, 2011 and 2010, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $149 million and $125 million for the years ended December 31, 2011 and 2010, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2011 and 2010. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 19, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities			Table 17
	As of December 31
(Dollars in millions)	2011	2010	2009
Trading Assets
U.S. Treasury securities	$144	$187	$499
Federal agency securities	478	361	474
U.S. states and political subdivisions	54	123	59
MBS - agency	412	301	94
MBS - private	1	15	6
CDO/CLO securities	45	55	175
ABS	37	59	51
Corporate and other debt securities	344	743	466
CP	229	14	1
Equity securities	91	221	256
Derivative contracts [1]	2,414	2,743	2,610
Trading loans	2,030	1,353	289
Total trading assets	$6,279	$6,175	$4,980

Trading Liabilities
U.S. Treasury securities	$569	$439	$190
MBS - agency	—	—	3
Corporate and other debt securities	77	398	144
Equity securities	37	—	8
Derivative contracts [1]	1,123	1,841	1,844
Total trading liabilities	$1,806	$2,678	$2,189

1The current year amount is offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements. We made this change during 2011 due to resolution of certain operational limitations. This presentation is in accordance with applicable accounting standards and applied prospectively.
Trading Assets and Liabilities
Trading assets increased $104 million, or 2%, since December 31, 2010. This increase was primarily driven by normal changes in trading portfolio product mix resulting in higher federal agency securities, agency MBS, CP and trading loans. The increase was predominantly offset by a decrease in corporate and other debt securities, a decrease in equity securities due primarily to issuer redemptions of ARS municipal fund preferred shares, and a decrease in derivative contracts due to offsetting cash collateral. Gross derivative assets increased $701 million primarily due to the increase in the fixed income portfolio driven by the declining interest rate environment. This increase was offset by $1.0 billion in cash collateral as a result of our ability to offset the derivatives with the related collateral. In 2010 and 2009, the cash collateral was classified in other short-term borrowings in the Consolidated Balance Sheets. See Note 17, "Derivative Financial Instruments," and Note 19 , "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for more information.
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
The Company also purchased ARS primarily in the fourth quarter of 2008 and first quarter of 2009 as a result of FINRA actions and additional ARS in 2011 as a result of claims unrelated to the FINRA actions. See additional discussion related to ARS matters in Note 20, “Contingencies.” The fair value of ARS recorded in trading assets and included in Table 17 above declined to $48 million as of December 31, 2011, compared to $147 million as of December 31, 2010. The reduction was due predominantly to issuer redemptions of all of the remaining preferred equity ARS, offset by additional purchases and a gain in fair value of the CDO ARS. The remaining ARS includes trading securities purchased as a result of FINRA actions and are predominantly CDOs collateralized by trust preferred bank debt.
Trading liabilities decreased $872 million, or 33%, since December 31, 2010, predominantly due to a decrease in corporate and other debt securities as a result of normal changes in trading portfolio product mix and a decrease in derivative contracts due to offsetting cash collateral. The decrease was partially offset by an increase in U.S. Treasury securities due to normal business activity. Gross derivative liabilities increased $452 million primarily due to the increase in the fixed income portfolio driven by the declining interest rate environment. This increase was offset by $1.2 billion in cash collateral as a result of our ability to offset the derivatives with the related collateral. In 2010 and 2009, the cash collateral was classified in other assets in the Consolidated Balance Sheets. See Note 17, "Derivative Financial Instruments," and Note 19, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K for more information.

Securities Available for Sale				Table 18
	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1At December 31, 2011, other equity securities included the following securities at cost: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $187 million in mutual fund investments.

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

	December 31, 2009
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,206	$1	$30	$5,177
Federal agency securities	2,733	13	9	2,737
U.S. states and political subdivisions	928	28	11	945
MBS - agency	15,705	273	62	15,916
MBS - private	472	1	95	378
ABS	310	10	5	315
Corporate and other debt securities	505	10	3	512
Coke common stock	—	1,710	—	1,710
Other equity securities[1]	786	1	—	787
Total securities AFS	$26,645	$2,047	$215	$28,477
1At December 31, 2009, other equity securities included the following securities at cost: $343 million in FHLB of Cincinnati and FHLB of Atlanta stock, $361 million in Federal Reserve Bank stock, and $82 million in mutual fund investments.

Maturity Distribution of Securities Available for Sale					Table 19
	December 31, 2011
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury securities	$9	$212	$450	$—	$671
Federal agency securities	88	1,620	80	55	1,843
U.S. states and political subdivisions	135	223	22	57	437
MBS - agency	802	15,833	1,415	2,430	20,480
MBS - private	—	196	56	—	252
CDO/CLO securities	—	50	—	—	50
ABS	260	200	—	—	460
Corporate and other debt securities	7	4	17	21	49
Total debt securities	$1,301	$18,338	$2,040	$2,563	$24,242
Fair Value
U.S. Treasury securities	$9	$223	$462	$—	$694
Federal agency securities	89	1,697	89	57	1,932
U.S. states and political subdivisions	138	239	22	55	454
MBS - agency	840	16,434	1,478	2,471	21,223
MBS - private	—	167	54	—	221
CDO/CLO securities	—	50	—	—	50
ABS	266	198	—	—	464
Corporate and other debt securities	7	4	19	21	51
Total debt securities	$1,349	$19,012	$2,124	$2,604	$25,089
Weighted average yield (FTE)[1]:
U.S. Treasury securities	1.45%	1.99%	2.15%	—%	2.09%
Federal agency securities	3.37	2.30	3.92	3.89	2.47
U.S. states and political subdivisions	6.32	6.07	5.48	4.67	5.93
MBS - agency	3.04	3.07	3.88	3.49	3.30
MBS - private	—	8.27	7.87	—	8.18
CDO/CLO securities	—	2.95	—	—	2.95
ABS	1.85	3.81	—	—	2.50
Corporate and other debt securities	4.09	1.14	5.83	0.05	4.53
Total debt securities	3.30%	3.09%	3.65%	3.53%	3.18%
1Average yields are based on amortized cost.
Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $28.1 billion as of December 31, 2011, an increase of $1.2 billion, or 5%, compared with December 31, 2010. Changes in the size and composition of the portfolio during the year reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. These changes included reducing the size of the U.S. Treasury securities portfolio by $4.8 billion, from which the proceeds were partly used to repurchase our Series C and Series D Fixed Rate Cumulative Preferred Stock that we issued to the U.S. Treasury under the CPP. Over the course of the year, we also increased our agency MBS portfolio by $6.9 billion in an effort to capture better relative value. During the year ended December 31, 2011, we recorded $117 million in net realized gains predominantly from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared with net realized gains of $191 million during the same period in 2010. For additional information on composition and valuation assumptions related to securities AFS, see Note 5, "Securities Available for Sale", and the “Trading Assets and Securities Available for Sale” section of Note 19, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
At December 31, 2011, the carrying value of securities AFS reflected $2.9 billion in net unrealized gains, comprised of a $2.1 billion gross unrealized gain from our 30 million shares of Coke common stock and a $848 million net unrealized gain on the remainder of the portfolio. At December 31, 2010, the carrying value of securities AFS reflected $2.4 billion in net unrealized gains, which were comprised of a $2.0 billion gross unrealized gain from our 30 million shares of Coke common stock and a $438 million net unrealized gain on the remainder of the portfolio. The net unrealized gain, excluding Coke, increased due to the decline in interest rates experienced during 2011. The Coke common stock is subject to variable forward agreements, which is discussed in the “Investment in Common shares of the Coca-Cola Company” section below.

For the year ended December 31, 2011, the average yield on a FTE basis for the securities AFS portfolio increased to 3.26% compared with 3.21% for the year ended December 31, 2010. The yield increases were predominantly due to reduced holdings of lower yielding U.S. Treasury securities and increased holdings of higher yielding agency MBS securities during 2011.
The portfolio’s effective duration decreased to 2.3% as of December 31, 2011 from 3.3% as of December 31, 2010. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.3% suggests an expected price change of 2.3% for a one percent instantaneous change in market interest rates.
The credit quality of the securities portfolio remained strong at December 31, 2011 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.
Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we may eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY
Background
We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s IPO and received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 92 years and have been classified as securities AFS, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity. As of December 31, 2011, we owned 30 million Coke shares with an accounting cost basis of $69,295 and a fair market value of $2.1 billion.
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
We entered into The Agreements, which were comprised of two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares. Under The Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle The Agreements for no less than approximately $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than approximately $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to approximately $66.02 per share and approximately $65.72 per share, under each of the respective Agreements. The value of The Agreements represent a $189 million liability to us at December 31, 2011.

During the terms of The Agreements, and until we sell the 30 million Coke common shares, we generally will continue to receive dividends as declared and paid by Coke and will have the right to vote such shares. However, the amounts payable to us under The Agreements will be adjusted if actual dividends are not equal to amounts expected at the inception of the derivative.
Contemporaneously with entering into The Agreements, the Counterparty invested in senior unsecured promissory notes issued by the Bank and SunTrust (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. The Notes carry stated maturities of approximately ten years from the effective date and bear interest at one-month LIBOR plus a fixed spread. The Counterparty pledged the Notes to us and we pledged the 30 million Coke common shares to the Counterparty, securing each entity’s respective obligations under The Agreements. The pledged Coke common shares are held by an independent third party custodian and the Counterparty is prohibited under The Agreements from selling, pledging, assigning, or otherwise using the pledged Coke common shares in its business.
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
The Agreements carry scheduled settlement terms of approximately seven years from the effective date. However, we have the option to terminate The Agreements earlier with the approval of the Federal Reserve. The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke, and other typical termination events. Upon such early termination, there could be exit costs or gains, such as certain breakage fees including an interest rate make-whole amount, associated with both The Agreements and the Notes. Such costs or gains may be material but cannot be determined at the present time due to the unlikely occurrence of such events and the number of variables that are unknown. However, the payment of such costs, if any, will not result in us receiving less than the Minimum Proceeds from The Agreements. We expect to sell all of the Coke common shares upon settlement of The Agreements, either under the terms of The Agreements or in another market transaction. See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K for additional discussion of the transactions.

DEPOSITS

Composition of Average Deposits						Table 20
	December 31			Percent of Total
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Noninterest-bearing	$31,045	$26,103	$24,249	25%	22%	20%
NOW accounts	24,751	24,668	23,601	20	21	20
Money market accounts	42,854	38,893	31,864	34	32	27
Savings	4,535	4,028	3,664	4	3	3
Consumer time	12,451	14,232	16,718	10	12	14
Other time	7,036	9,205	13,068	5	8	11
Total consumer and commercial deposits	122,672	117,129	113,164	98	98	95
Brokered time deposits	2,306	2,561	5,648	2	2	5
Foreign deposits	80	355	434	—	—	—
Total deposits	$125,058	$120,045	$119,246	100%	100%	100%
During 2011, we continued to experience deposit growth as well as improving deposit mix as the relative proportion of lower cost deposit accounts increased. These favorable trends were major drivers of the growth in net interest margin that we were able to achieve during the year. Average consumer and commercial deposits increased during 2011 by $5.5 billion, up 5%, compared with 2010. The growth was concentrated in noninterest bearing DDA, Money Market, and Savings accounts which increased $9.4 billion, up 14%. The increase was partially offset by declines in consumer time and other time deposit account balances which decreased by $4.0 billion, or 17%. These positive trends resulted from our continued marketing efforts, pricing discipline in the context of a low and declining rate environment, improving operational execution, as well as an industry-wide preference for greater liquidity.

Consumer and commercial deposit growth remains one of our key initiatives. During 2011, we continued focus on growing our client base, number of households, and deposit share while managing the rates we pay on our deposits. Overall growth was accomplished through a judicious use of competitive rates in select products and select geographies. We experienced mixed results across our 16 regions due to competitive forces and concentrations of time deposit clients; however, despite increased competition, we are up in eight of our ten largest MSAs. Other initiatives to attract deposits included enhanced product and features offerings, enhanced programs and initiatives, customer-targeted offers, and advanced analytics that leverage product offerings with customer segmentation. Through our Deposit Transformation initiative, we delivered client-focused banking solutions while responding to new regulations, such as the Dodd-Frank Act.  In addition, we provided client-facing teammates with new tools that enhance their focus on providing clients with personalized options and an exceptional client experience. We continued to leverage the “Live Solid. Bank Solid.” brand to improve our visibility in the marketplace. It is designed to speak to what is important to clients in the current environment and to inspire customer loyalty and capitalize on some of the opportunities presented by the new banking landscape. We continue to manage judiciously through the implications of impending or executed regulatory change and evaluate the impacts to our deposit products and clients. Average brokered time and foreign deposits decreased by $530 million, or 18%, during 2011 compared with 2010. This decrease was due to our ability to grow deposits and, in turn, reduce our reliance upon wholesale funding sources. As of December 31, 2011 securities pledged as collateral for deposits totaled $6.8 billion.

Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More				Table 21
	December 31, 2011
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Total
Months to maturity:
3 or less	$982	$35	$30	$1,047
Over 3 through 6	858	90	—	948
Over 6 through 12	1,530	101	—	1,631
Over 12	3,074	2,055	—	5,129
Total	$6,444	$2,281	$30	$8,755

BORROWINGS

Short-Term Borrowings					Table 22
	As of December 31		Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate
2011
Funds purchased [1]	$839	0.09%	$1,038	0.13%	$1,169
Securities sold under agreements to repurchase [1]	1,644	0.13	2,157	0.15	2,411
FHLB advances	7,000	0.14	604	0.21	7,000
Other short-term borrowings [2]	1,983	0.50	2,861	0.39	3,218

2010
Funds purchased [1]	$951	0.18%	$1,226	0.19%	$3,163
Securities sold under agreements to repurchase [1]	2,180	0.17	2,416	0.15	2,830
Other short-term borrowings [2]	2,690	0.70	3,014	0.43	4,894

2009
Funds purchased [1]	$1,433	0.15%	$1,670	0.19%	$3,920
Securities sold under agreements to repurchase [1]	1,871	0.11	2,483	0.18	3,333
Other short-term borrowings [2]	2,062	1.08	2,704	0.54	5,826
1Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.
2Other short-term borrowings includes master notes, dealer collateral, U.S. Treasury demand notes, CP, and other short-term borrowed funds.

Short-Term Borrowings
As of December 31, 2011, our period-end short-term borrowings increased by $5.6 billion, or 97%, from December 31, 2010, due predominantly to a $7.0 billion increase in short-term FHLB advances, partially offset by a $740 million decrease in dealer collateral which was reclassified to offset derivatives, and a $536 million decrease in securities sold under agreement to repurchase.
For the year ended December 31, 2011, our daily average FHLB advances had a significant difference between the maximum monthly outstanding balance and the period-end outstanding balance resulting from our increase in borrowings during the fourth quarter of 2011, which is part of our ordinary balance sheet management practices. Our period-end outstanding balances for funds purchased, securities sold under agreements to repurchase, and other short-term borrowings were not materially different from maximum monthly outstanding balances or from the daily averages for the year ended December 31, 2011.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

Long-Term Debt		Table 23
(Dollars in millions)
Parent Company Only	2011	2010
Senior, fixed rate [1]	$2,719	$922
Senior, variable rate	1,527	1,512
Subordinated, fixed rate	200	200
Junior subordinated, fixed rate	1,197	1,693
Junior subordinated, variable rate	651	651
Total Parent Company debt	6,294	4,978
Subsidiaries
Senior, fixed rate	350	2,640
Senior, variable rate [2]	2,504	3,443
Subordinated, fixed rate [3]	1,260	2,087
Subordinated, variable rate	500	500
Total subsidiaries debt	4,614	8,670
Total long-term debt	$10,908	$13,648
1 Debt recorded at fair value, $448 million and $460 million, at December 31, 2011 and 2010, respectively.
2 Debt recorded at fair value, $289 million and $290 million, at December 31, 2011 and 2010, respectively.
3 Debt recorded at fair value.

During the year ended December 31, 2011, our long-term debt decreased by $2.7 billion, or 20%. The change was predominantly due to the maturity of $2.1 billion, three-year, 3.00% senior notes; $1.1 billion, five-year, variable rate foreign denominated senior notes; and $852 million of our ten year 6.375% subordinated notes. During 2011, we also repurchased and retired $395 million and $101 million of junior subordinated notes that were due in 2036 and 2042, respectively. These decreases were partially offset by our issuance of $1.0 billion of 3.60% senior notes that mature in 2016, and $750 million of 3.50% senior notes that mature in 2017.

In November 2011, SunTrust Preferred Capital I successfully remarketed $102 million of our 5.588% junior subordinated notes due 2042. In connection with the remarketing, we repurchased and retired all of these notes held by the Trust. As part of the stock purchase contract between us and the Trust, we issued $103 million of preferred stock that the Trust purchased with the proceeds from the remarketing. See the "Capital Resources" section below for further discussion of the Series B Preferred Stock issued as part of this transaction.

CAPITAL RESOURCES
Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (RWA) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, for purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of RWA. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average assets, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively.

Capital Ratios			Table 24
	As of December 31
(Dollars in millions)	2011	2010	2009
Tier 1 capital	$14,490	$18,156	$18,069
Total capital	18,177	21,967	22,895
RWA	132,940	132,819	139,380
Tier 1 common equity:
Tier 1 capital	$14,490	$18,156	$18,069
Less:
Qualifying trust preferred securities	1,854	2,350	2,356
Preferred stock	275	4,942	4,917
Allowable minority interest	107	127	104
Tier 1 common equity	$12,254	$10,737	$10,692
Risk-based ratios:
Tier 1 common equity	9.22%	8.08%	7.67%
Tier 1 capital	10.90	13.67	12.96
Total capital	13.67	16.54	16.43
Tier 1 leverage ratio	8.75	10.94	10.90
Total shareholders’ equity to assets	11.35	13.38	12.94

In March 2011, the Federal Reserve completed its CCAR to evaluate capital plans of the nineteen largest U.S. bank holding companies. Upon completion of their review, the Federal Reserve did not object to our capital plan submitted as part of the CCAR in January 2011. As such, during March 2011, we initiated and completed certain elements of our capital plan, including issuing $1.0 billion of common stock and $1.0 billion of senior debt. We then used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that we had issued to the U.S. Treasury under the CPP. As a result of the repurchase of Series C and D Preferred Stock, we incurred a one-time, non-cash charge to net income available to common shareholders of $74 million related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock.

On September 22, 2011, the U.S. Treasury sold, in a public auction, warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share (Series A warrants). We had issued the warrants to the U.S. Treasury in connection with its investment under the CPP. The warrants have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the auction, we reacquired and retired 4 million of the Series A warrants for $11 million.
We terminated certain RCCs in September 2011. We conducted a successful consent solicitation of the holders of our 6% subordinated notes due 2026 which allowed us to terminate all of the RCCs. Previously, the RCCs limited our ability to repurchase certain of our hybrid capital securities which generally do not qualify as Tier 1 common equity.
On December 15, 2011, we issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock"). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of SunTrust. Dividends on the Series B Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.65%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series B Preferred Stock have priority over our common stock with regard to the payment of dividends. As such, we may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of our common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock was immediately redeemable upon issuance at our option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
During the year ended December 31, 2011, our common equity increased by $1.6 billion, predominantly due to the common stock offering, net income, and an increase in AOCI driven by higher unrealized gains from securities. Conversely, total shareholders’ equity decreased by $3.1 billion from December 31, 2010, predominantly due to the repurchase of the Series C and D Preferred Stock.
Tier 1 common equity, Tier 1 capital, and Total capital ratios were 9.22%, 10.90%, and 13.67%, respectively, at December 31, 2011 compared with 8.08%, 13.67%, and 16.54%, respectively, at December 31, 2010. At December 31, 2010, our Tier 1 Capital ratio excluding preferred stock issued to the U.S. Treasury was 10.08%. At December 31, 2011, our capital ratios remain strong and well in excess of current and proposed regulatory requirements to be considered "well capitalized" according to the current U.S. regulatory standards. Also, Tier 1 Common and Tier 1 Capital ratios continue to be well above both Basel I and Basel III regulatory requirements.
During the year ended December 31, 2011, we declared and paid common dividends totaling $64 million, or $0.12 per common share, compared with $20 million, or $0.04 per common share during the same period in 2010. Additionally, we declared and paid dividends payable of $7 million for both years ended December 31, 2011 and 2010 on our Series A Preferred Stock. Further, during the years ended December 31, 2011 and 2010, we declared and paid dividends payable of $60 million and $242 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock.
Our Board approved an increase in the quarterly dividend to $0.05 per share, which was paid on September 15, 2011, to shareholders of record at the close of business on September 1, 2011. However, we remain subject to certain restrictions on our ability to increase our dividend. If we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. See Part I, Item 1A, “Risk Factors,” in this Form 10-K for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2011. However, at January 1, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $697 million.
Basel III
In September 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers, and more stringent definitions of capital and exposure. Basel III would impose a new "Tier 1 common" equity requirement of 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards. As this would only be included in periods of above-average lending activity, it is not included in our calculations. It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS. We monitor our capital structure as to compliance with current regulatory and prescribed operating levels and take into account these new regulations as they are published and become applicable to us in our capital planning.

The composition of our capital elements is likely to be impacted by the Dodd−Frank Act in at least two ways over the next several years. First, the Dodd−Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which may require greater capital levels than presently required and which may vary among financial institutions based on size, risk, complexity, and other factors. We expect the Federal Reserve to use this authority to implement the Basel III capital requirements, although this authority is not limited to the Basel III requirements. Second, a portion of the Dodd−Frank Act (sometimes referred to as the Collins Amendment) directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank. We expect that the Federal Reserve will apply these to us over a 3−year period beginning January 1, 2013 and that, as a result, as of December 31, 2015, approximately $1.9 billion in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding, will no longer qualify for Tier 1 capital treatment at that time. We will consider changes to our capital structure as these new regulations are published and become applicable to us.
The concept of Tier 1 common equity, the portion of Tier 1 capital that is common equity, was first introduced in the 2009 SCAP. Our regulator, rather than GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may be different than those of other financial service companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. Details for estimation of the Basel III Tier 1 common equity ratio are as follows:

Table 25
SunTrust's Estimation of Basel III Tier 1 Common, pursuant to BCBS's June 2011 Revision to the Basel III Framework

(Dollars in millions)	As of December 31, 2011
Basel I Tier 1 Common	$12,254
Calculation adjustments:
Net unrealized gains/(losses) on AFS securities	1,135
Unrealized losses on pension and post-retirement plan held in AOCI	(683)
Disallowed NOL DTA	(112)
Disallowed servicing assets	87
Overfunded pension asset (net of DTL)	(22)
Total calculation adjustments	405
Basel III Tier 1 Common Capital	$12,659

Basel I RWA	$132,940
Calculation Adjustments:
Unrealized losses on pension and post-retirement plan held in AOCI - additional RWA no longer required	(683)
Tier 2 capital credit from unrealized gains on AFS equity securities - additional RWA no longer required	(368)
Additional Market Risk RWA	1,880
Additional MSR RWA	563
Additional DTA RWA	182
Disallowed servicing assets - RWA adjustment no longer required	87
Adjustment to excess ALLL (based on new RWA)	21
Total calculation adjustments	1,682
Basel III RWA	$134,622
Basel III Tier 1 common ratio	9.40%

These rules have not been finalized, so certain assumptions regarding their ultimate implementation have been made. Key assumptions are as follows:

Adjustments to RWA for Unrealized Gains/(Losses) on AFS Portfolio:  Pursuant to its definition of Tier 1 common equity, the Basel III proposals no longer apply an adjustment to remove unrealized gains or losses recognized on the balance sheet, except those specifically mentioned relating to the cash flow hedge reserve. Under Basel I, consistent with the removal of these unrealized gains and losses from Tier 1 capital, the asset account reflecting these gains and losses (though they are reflected pre-tax) is not subject to risk weighting; only the book values of the assets are risk-weighted. The Basel III proposals do not state whether the asset account reflecting the gains should now be risk-weighted, and we make no assumptions or adjustments for this when estimating Basel III RWA.

Risk-weighting for MSR Assets:  We anticipate that Basel III as applied to U.S. banks will use the current value of the MSR asset net of any associated DTL to calculate the threshold deduction in the estimation of both Basel III Tier 1 common and Basel III RWA. We believe this method of calculation is consistent with other large U.S. banks.

Cash Flow Hedge Reserve Adjustment:  The Basel III proposals state that the amount of cash flow hedge reserve that relates to the hedging of items that are not fair valued on the balance sheet should not be considered in calculating Tier 1 common.  We hold a portfolio of receive fixed/pay variable swaps, which we use to hedge the cash-flow volatility on pools of floating-rate loans. The unrealized gains on these positions are reflected on the balance sheet within Shareholders' Equity in the AOCI account, and we remove them (as we do under Basel I) in the calculation of Tier 1 common (for Basel III purposes). It is unclear whether the unrealized gains on terminated positions, which are amortized through earnings based on the derivative's original maturity, could be included in Tier 1 common immediately. We exclude all of these unrealized gains when estimating Basel III capital levels.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K and are integral to understanding our financial performance. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates are well controlled, applied consistently from period to period, and the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.
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
Large commercial nonaccrual loans and certain commercial, consumer, and residential loans whose terms have been modified in a TDR, are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan's expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan's estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impairment and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the specific ALLL estimates. Key judgments used in determining the ALLL include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions.
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

Our determination of the ALLL for commercial loans and leases is sensitive to the assigned internal risk ratings for PD and LGD. Assuming a downgrade of one level in the PD risk ratings for commercial loans and leases, the ALLL would have increased by approximately $520 million at December 31, 2011. In the event that estimated loss severity rates for the entire commercial loan portfolio increased by 10 percent, the ALLL for the commercial portfolio would increase by approximately $90 million at December 31, 2011. Our determination of the allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. In the event that estimated loss severity rates for the residential and consumer loan portfolio increased by 10 percent, the ALLL for the residential and consumer portfolios would increase, in total, by approximately $110 million at December 31, 2011. Because several quantitative and qualitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to our financial statements.

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

Our financial results are affected by the changes in and the absolute level of the Allowance for Credit Losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate Allowance for Credit Losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the Allowance for Credit Losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. During the last three years, we have experienced elevated delinquencies and net charge-offs in residential real estate loans due to the deterioration of the housing market. These market conditions were considered in deriving the estimated Allowance for Credit Losses; however, given the continued economic challenges and uncertainties, the ultimate amount of loss could vary from that estimate. For additional discussion of the ALLL see the “Allowance for Credit Losses” and “Nonperforming Assets” sections in this MD&A as well as Note 6, “Loans,” and Note 7, “Allowance for Credit Losses,” to the Consolidated Financial Statements in this Form 10-K.

Mortgage Repurchase Reserve

We sell residential mortgage loans to investors through whole loan sales in the normal course of our business. Prior to 2008 we also sold loans to investors through securitizations. In association with these transactions, we provide representations and warranties to the third party investors that these loans meet certain requirements as agreed to in investor guidelines. In the last few years, we have seen a significant increase in claims from investors regarding material breaches of these representations and warranties resulting in an elevated level in the repurchase liability. The majority of the losses incurred have related to loans sold to investors from 2005 to 2008. We have experienced significantly fewer repurchase claims and losses related to loans sold since 2009 as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.

Repurchase requests received since 2005 have totaled $5.3 billion which includes Ginnie Mae repurchase demands. The following table summarizes demand activity for the years ended December 31:

Repurchase Request Activity			Table 26
(Dollars in millions)	2011	2010	2009
Beginning pending repurchase requests	$293	$326	$428
Repurchase requests received	1,736	1,130	1,075
Repurchase requests resolved:
Repurchased	(789)	(677)	(708)
Cured	(650)	(486)	(469)
Total resolved	(1,439)	(1,163)	(1,177)
Ending pending repurchase requests	$590	$293	$326

Percent from non-agency investors:
Repurchase requests received	2.9%	4.9%	9.2%
Pending repurchase requests	2.0%	9.9%	11.3%

As presented in the table above, repurchase requests increased in 2011 with most of the increase occurring in the latter half of the year. This increase was related to loans sold to FNMA from 2006 to 2008; primarily those sold in 2007. The repurchase requests received continue to be concentrated in loans that are seriously delinquent or have already been through the foreclosure process.

The following table summarizes the original principal balance of loans sold from 2006 to 2008, excluding loans sold to Ginnie Mae, as well as the cumulative default rate and repurchase request rate.

Original Principal Balance Sold				Table 27
(Dollars in billions)	2006	2007	2008	Total
Sold unpaid principal balance
GSEs	$30.2	$40.8	$27.6	$98.6
Non-agency	11.9	9.4	0.1	21.4
Total sold unpaid principal balance	$42.1	$50.2	$27.7	$120.0

Ever-120 days past due[1]	$7.6	$10.7	$2.9	$21.2
Ever-120 days past due/sold unpaid principal balance	18.0%	21.4%	10.5%	17.7%

Total repurchase requests received	$1.6	$2.3	$0.5	$4.4
Total repurchase requests/ever-120 days past due	21.0%	22.1%	16.4%	20.9%

[1] Includes estimates for delinquent loans sold servicing released

As previously noted, repurchase requests received during 2011 primarily related to loans sold in 2007. The volume of repurchase requests from a particular sale vintage is driven by several factors. The primary factor is the volume of defaulted loans. As shown above, the largest volume of defaulted loans is from 2007 due to the volume of sales during that year, combined with the credit guidelines applicable to loans originated during that period. To date, repurchase request volumes were also driven by the inverse relationship between repurchase requests and the amount of time between origination and default. That is, the shorter the timeframe between origination and default, the greater the repurchase request volume; and the longer the timeframe, the lower the repurchase request volume. Because of this relationship, fewer repurchase requests received during 2011 were from loans sold prior to 2006 and, to a lesser extent, 2006 while requests from loans sold in 2007 and 2008 were higher.

Another factor is the investor selection and review process. We believe that the GSEs have primarily focused on defaulted loans that have been through the foreclosure process and have been less focused on outstanding loans that are seriously delinquent. We believe this is because the final resolution of an outstanding delinquent loan is not certain and also due to the backlog of foreclosed loans. However, we have recently noticed some change in the pattern of requests. The more recent selections, as evidenced by the GSEs' requests for full loan files, have shifted towards outstanding loans that are seriously delinquent. This could suggest that the GSEs are working through the backlog of defaulted loans from prior years and that the repurchase requests in the latter half of 2011 were due to an acceleration of timing of repurchase requests as opposed to an increase in the total population of requests.

Our liability for losses resulting from loan repurchases is initially based upon the fair value of these guarantees. Subsequently, the liability is reduced in proportion to the reduction in risk as actual losses are incurred, and additions to the liability are made for our estimate of incurred losses. The liability is calculated by sales vintage based on various factors including:

•	pending repurchase demands,

•	the population of loans that have ever been 120 or more days past due, including loans currently delinquent that are expected to migrate to 120 days past due,

•	the probability that a repurchase request related to a loan that has ever been 120 or more days past due will be received,

•	the probability that a loan demanded for repurchase will be repurchased, and

•	historical loss experience.

The previous table presented historical information regarding the population of defaulted loans and repurchase request rates. The following table presents historical information regarding the repurchase rates and loss severity for loans sold between 2006 to 2008.

Repurchase Rates and Loss Severity				Table 28
(Dollars in billions)	2006	2007	2008	Total
Repurchased	$0.8	$1.2	$0.2	$2.2
Cured	0.7	0.8	0.2	1.7
Pending	0.1	0.3	0.1	0.5
Total repurchase requests received	$1.6	$2.3	$0.5	$4.4

Repurchase rate	53%	61%	60%	58%

Losses recognized	$0.3	$0.6	$0.1	$1.0
Loss severity	42%	51%	48%	47%
Loss severity last 12 months	56%	57%	48%	55%

Some of the assumptions used in the reserve process contain a level of uncertainty since they are largely derived from historical experience that has been limited and highly variable. As such, provision expense will vary as the estimates used to measure the liability continue to be updated based on the level of repurchase requests, the latest experience gained on repurchase requests, and other relevant facts and circumstances. One of the most critical and judgmental assumptions is the repurchase request rate because it requires us to make assessments regarding the actions that will be taken by third party investors in the context of the highly variable history we have experienced with their current volume and timing of requests.

Once we estimate the level of requests that we expect to receive by vintage, we apply factors for the probability that a loan will be repurchased as well as the loss severity expected. Our life-to-date repurchase rates are consistent with future expectations; however, given changes in housing prices over the past several years, we believe the loss severity over the past 12 months will be more indicative of our future loss severity rate.

Our current estimated liability for contingent losses related to loans sold was $320 million as of December 31, 2011. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related (loss)/income in the Consolidated Statements of Income/(Loss). Various factors could potentially impact the accuracy of the assumptions underlying our mortgage repurchase reserve estimate. As previously discussed, the level of repurchase requests we receive is dependent upon the actions of third parties and could differ from the assumptions that we have made. Delinquency levels, delinquency roll rates, and our loss severity assumptions are all highly dependent upon economic factors including changes in real estate values and unemployment levels which are, by nature, difficult to predict. Loss severity assumptions could also be negatively impacted by delays in the foreclosure process which is a heightened risk in some of the states where our loans sold were originated. Approximately 16% of the population of total loans sold between January 1, 2006 and December 31, 2008 were sold to non-agency investors, some in the form of securitizations. Due to the nature of these structures and the indirect ownership interests, the potential exists that investors, over time, will become more successful in forcing additional repurchase demands. While we have used the best information available in estimating the mortgage repurchase reserve liability, these and other factors, along with the discovery of additional information in the future could result in changes in our assumptions which could materially impact our results of operations.

See "Noninterest Income" in this MD&A and Note 18, “Reinsurance Arrangements and Guarantees - Loan Sales,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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

Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial conditions and results of operations. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material adverse impact to the Company's financial condition, results of operations, or cash flows. See Note 20, “Contingencies,” and Note 25, “Subsequent Event,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

Estimates of Fair Value

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Certain of our assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include derivative instruments, AFS and trading securities, certain LHFI and LHFS, certain issuances of long-term debt, and MSRs. We also measure certain assets at fair value on a non-recurring basis either when such assets are carried at the LOCOM, to evaluate assets for impairment, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS, OREO, goodwill, intangible assets, nonmarketable equity securities, certain partnership investments, and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques by obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available. Absent current market activity in that specific instrument or a similar instrument, the resulting valuation approach may require making a number of significant judgments in the estimation of fair value. Market conditions during the credit crisis led to limited or nonexistent trading in certain of the financial asset classes that we have owned. The lack of liquidity and low level of activity in these markets creates additional challenges when estimating the fair value of related financial instruments.

Generally, the assets and liabilities most affected by the lack of liquidity are those required to be classified as level 3 in the fair value hierarchy. As a result, various processes and controls have been adopted to determine that appropriate methodologies, techniques and assumptions are used in the development of fair value estimates, particularly related to those instruments that require the use of significant, unobservable inputs. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. This process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. We used significant unobservable inputs to fair value, on a recurring basis, for certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs and certain derivatives. Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Our exposure to level 3 financial instruments continues to decline due to paydowns, sales and settlements of these instruments and minimal purchases. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Level 3 Assets and Liabilities		Table 29
	As of December 31,
(Dollars in millions)	2011	2010
Trading assets	$49	$209
Securities AFS	1,041	1,136
LHFS	1	7
LHFI	433	492
Other intangible assets [1]	921	1,439
Other assets [2]	84	18
Total level 3 assets	$2,529	$3,301
Total assets	$176,859	$172,874
Total assets measured at fair value	$38,445	$38,410
Level 3 assets as a percent of total assets	1.4%	1.9%
Level 3 assets as a percent of total assets measured at fair value	6.6	8.6
Trading liabilities	$189	$145
Other liabilities [2,3]	22	42
Total level 3 liabilities	$211	$187
Total liabilities	$156,793	$149,744
Total liabilities measured at fair value	$4,905	$6,842
Level 3 liabilities as a percent of total liabilities	0.1%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	4.3	2.7
1 MSRs carried at fair value [2] Includes IRLCs [3] Includes Visa derivative

The following discussion provides further information on fair value accounting by balance sheet category including the difficult to value assets and liabilities displayed in the table above.

Trading Assets and Liabilities and Securities AFS

In estimating the fair values for the majority of securities AFS and trading instruments, including residual and certain other retained securitization interests, fair values are based on observable market prices of the same or similar instruments. Specifically, the majority of trading assets and liabilities are priced by the respective trading desk and the majority of securities AFS are priced by an independent third party pricing service. The Company has an internal, yet independent validation function in place to evaluate the appropriateness of the marks received from third party pricing services. For trading securities and securities AFS in active trading markets, this can be done by comparing the marks against two to three other widely used third party pricing services or sources. For less liquid instruments, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance.

We also gather third-party broker quotes or use industry-standard or proprietary models to estimate the fair value of these instruments particularly when pricing service information or observable market trades are not available. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument's fair value.

When fair values are estimated based on models, we consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates. As liquidity returns to certain markets, we have more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even though limited third party pricing has been available, we continued to classify certain assets as level 3 as we believe that this third party pricing relied on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintages and exposures we hold.

As certain markets recover, we are able to reduce our exposure to many of our level 3 instruments through sales, maturities, or other distributions at prices approximating our previous estimates; thereby corroborating the valuation approaches used. Many of our remaining level 3 securities, however, will be held until final distribution or maturity. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be similar to or greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which reflect downward pressure due to liquidity issues and other broader macro-economic conditions. It is reasonably likely that market volatility for certain instruments will continue as a result of a variety of external factors. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and to use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing certain level 3 instruments. The illiquidity that continues to persist in certain markets requires discounts of this degree to drive a market competitive yield, as well as to account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids and/or (iv) our professional judgment.

All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management's judgment, represented a reasonable estimate of the instrument's fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect. Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. See Note 19, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for a detailed discussion regarding level 2 and 3 securities and valuation methodologies for each class of securities.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs, the Visa litigation related derivative, discussed below, and The Agreements we entered into related to our investment in Coke common stock, which are level 3 instruments. Because the value of The Agreements is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The Agreements carry scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of The Agreements. At December 31, 2011, the Coke derivative liability was valued at $189 million and was included within the level 3 trading liabilities portfolio.

At December 31, 2011, level 3 trading assets and level 3 securities AFS totaled $49 million and $1.0 billion, respectively. Our level 3 securities AFS portfolio included FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities AFS totaled approximately $770 million at December 31, 2011. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations. We also have exposure to bank trust preferred CDOs, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable.

Level 3 trading assets declined by $160 million, or 77%, during the year ended December 31, 2011, primarily due to sales, paydowns, redemptions, and maturities of securities, partially offset by net unrealized mark to market gains and a small amount of purchases. Level 3 securities AFS declined by $95 million, or 8%, during the year ended December 31, 2011, due to continued paydowns and redemptions by issuers of securities, partially offset by net unrealized mark to market gains and a small amount of FHLB of Atlanta stock purchases. During the year ended December 31, 2011, we recognized through earnings $44 million in net gains related to trading assets and liabilities and securities AFS classified as level 3.

Loans

The fair values of LHFI and LHFS are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When securities prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees, and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity. Level 3 loans are predominantly mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. When estimating fair value for these loans, we use a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive upon sale of the loans.

Other Intangible Assets and Other Assets

Beginning January 1, 2010, we began recording all MSRs at fair value on a recurring basis. The fair value of MSRs is based on discounted cash flow analyses and can be highly variable quarter to quarter as market conditions and projected interest rates change. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K. This sensitivity analysis does not take into account hedging activities discussed in the “Other Market Risk” section of this MD&A.

The fair values of OREO and other repossessed assets are typically determined based on recent appraisals by third parties and other market information. Our OREO properties are concentrated in Georgia, Florida, and North Carolina. Further deterioration in property values in those states or changes to our disposition strategies could cause our estimates of OREO values to decline which would result in further write-downs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. For long-lived assets, including intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Other Liabilities

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative is estimated based on our expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. At December 31, 2011, the Visa derivative liability was valued at $22 million and was included within other liabilities in the Consolidated Balance Sheets. See Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

The fair value methodology and assumptions related to our IRLCs is described in Note 19, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
Goodwill
As of December 31, 2011 and 2010, our reporting units with goodwill balances are Branch Banking, Diversified Commercial Banking, CIB, and W&IM. Branch Banking is a component of the Retail Banking reportable segment. See Note 21, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a further discussion of our reportable segments.
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
We monitored events and circumstances during the fourth quarter of 2011 and performed an interim impairment test for Branch Banking. We found that its fair value had not changed since performing our annual test.
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
Estimated Fair Value and Sensitivities
The estimated fair value of each reporting unit is derived from the valuation techniques described above. The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company and guideline transaction information.
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
Income Taxes

We are subject to the income tax laws of the U.S., its states and municipalities where we conduct business. We estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported in the Consolidated Statements of Income/(Loss).
Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, we assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating our tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results. We review our tax positions quarterly and make adjustments to accrued taxes as new information becomes available.
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance associated with DTAs for certain state carryforwards. We expect to realize our remaining DTAs over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state DTAs as of December 31, 2011. For additional information, refer to Note 15, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.
Pension Accounting
Several variables affect the annual cost for our retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns, (5) other actuarial assumptions and (6) healthcare cost. Below is a brief description of each variable and the effect it has on our pension costs. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for additional information.

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. On November 14, 2011, we announced the curtailment of all pension benefit accruals as of December 31, 2011. The pension curtailment led to a remeasurement of pension obligations as of November 14, 2011 and adjustment of pension costs accrued after that date. Prior to the pension curtailment, most employees who had 20 or more years of service as of December 31, 2007 received benefits based on a traditional pension formula with benefits linked to employees' final average pays and years of service. Most other employees received a traditional pension for periods prior to 2008 plus a cash balance benefit based on annual compensation and interest credits earned after 2007.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the date obligations are measured. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions. As mentioned above, the pension curtailment on November 14, 2011 caused a remeasurement and a reset of the discount rates. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for discussion of the rate resets.
If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/increase by less than $1 million.

Expected Long-term Rate of Return on Plan Assets

Expected returns on plan assets are computed using long-term rate of return assumptions which are selected after considering plan investments, historical returns, and potential future returns. Our 2011 pension costs reflect an assumed long-term rate of return on plan assets of 7.75% up to the November 14, 2011 remeasurement date, and 7.25% for the period November 14, 2011 to December 31, 2011, and 7.00% after December 31, 2011 for the impacted plans.
Any differences between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We amortize gains/losses in pension expense when the total unamortized amount exceeds 10% of plan assets or the projected benefit obligations, whichever is greater. Effective with the November 14, 2011 plan curtailment announcement, all pension gains or losses are being amortized over participants' average expected future lifetime, which is approximately 36 years. Prior to November 14, 2011, the amortization period for pension plan with ongoing benefit accruals was based on the average expected future service of active employees, which is approximately 8 years. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for details on changes in the pension benefit obligation and the fair value of plan assets.
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

Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be an $11 million and $1 million increase, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $10 million and $1 million decrease, respectively.

To estimate the projected benefit obligation as of December 31, 2011, we projected forward the benefit obligations from January 1, 2011 to December 31, 2011, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

ENTERPRISE RISK MANAGEMENT
In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to manage these risks and to provide reasonable assurance that key business objectives will be achieved. Underlying this framework are limits, policies, processes, and procedures designed to effectively identify, monitor, and manage risk.

The Board is wholly responsible for oversight of enterprise risk governance. The Risk Committee of the Board assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the CRM organization. The CRO reports to the Chief Executive Officer, and provides overall vision, direction, and leadership regarding our enterprise risk management framework. In addition, the CRO provides regular risk assessments to Executive Management, the Risk Committee of the Board, Audit Committee of the Board, and the full Board, and provides other information to Executive Management and the Board, as requested.

Our risk governance structure and processes are founded upon three lines of defense, each of which is critical to ensuring that risk and reward in all activities are properly identified, assessed, and managed. The three lines of defense require effective teamwork combined with individual accountability within defined roles. The first line of defense is comprised of all teammates within our lines of business, geographies, and functional areas. The first line owns and is accountable for business strategy, performance, management, and controls within their business units and for the identification, management, and reporting of existing and emerging risks. The second line of defense is comprised of Corporate Functions, including CRM, with independent oversight responsibilities. Oversight includes governance, guidance, establishment of policy, and oversight of execution. The third line of defense is comprised of the Bank's assurance functions - Audit Services and Risk Review, which independently test, verify, and evaluate management controls and provide risk-based advice and counsel to management to help develop and maintain a risk management culture that supports business objectives.

Enterprise risk governance is supported by a number of senior management risk-related committees. These committees are responsible for ensuring effective risk measurement and management within their respective areas of authority. These committees include: CRC, ALCO, and the EAPMC. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. ALCO is chaired by the Chief Financial Officer, and provides management and oversight of market-related risks, and has the responsibility to optimize those risks in relation to the profitability of the underlying businesses. EAPMC is chaired by the Wholesale Banking Executive and provides oversight of balance sheet allocations to ensure that new asset originations and assets available for purchase in the secondary market meet our risk and business objectives. It also oversees progress towards long-term balance sheet objectives. These management committees consist of key senior executives.The CRO is an active member of ALCO and EAPMC.
The CRO and, by extension CRM, establishes sound corporate risk processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, CRM’s objective is to deliver sophisticated risk management capabilities throughout SunTrust that:

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and corporate levels;

•	Optimize decision making;

•	Promote sound processes and regulatory compliance;

•	Maximize shareholder value; and

•	Help people and institutions prosper.
To achieve this objective, we continually refine our risk governance and management limits, policies, processes, and procedures to reflect changes in external conditions and/or corporate goals and strategies. In terms of underwriting, we seek to mitigate risk through analysis of such things as a borrower's credit history, financial statements, tax returns, cash flow projections and liquidity, and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in more stringent documentation standards, lower maximum LTV ratios, and channel and client type restrictions. These actions have contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans since 2008. These higher-risk segments have produced the majority of our net charge-offs between 2009 and 2011. These actions have also contributed to a decline in early stage delinquencies and non-performing loans.

Organizationally, CRM measures and manages risk along four dimensions: credit risk, market risk (including liquidity risk), operational risk, and compliance/regulatory risk (including legal risk and reputational risk), which can be influenced by any of the other risk disciplines. Credit risk programs are overseen by the Chief Wholesale Credit Officer and the Chief Retail Credit Officer; market risk programs are overseen by the Chief Market Risk Officer; operational risk programs are overseen by the CORO; and compliance/regulatory risk programs are overseen by the Corporate Compliance and Regulatory Liaison Officer. Other activities overseen by CRM include risk information and reporting; risk analytics, including stress testing and the ALLL; Model Risk Management; asset quality/credit process assurance (Risk Review) and risk administration functions.
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

CRM establishes credit risk management governance frameworks and policies, and oversees adherence. It also independently measures, analyzes, and reports on portfolio and risk trends, and actively participates in the formulation of the Company's credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Risk Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality, and the integrity of our credit processes.  In addition, total borrower exposure limits are established and concentration risk is monitored. Credit risk is partially mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as CDS.

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
Operational Risk Management
We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks, country risk, and legal risk, the potential for operational and reputational loss has increased.
We believe that effective management of operational risk – defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events – plays a major role in both the level and the stability of the profitability of the institution. Our Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks Company-wide. These processes support our goals in seeking to minimize future operational losses and strengthen our performance by optimizing operational capital allocation.
Operational Risk Management is overseen by our CORO, who reports directly to the CRO. The operational risk governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers are responsible for execution of risk management within their areas in compliance with CRM's policies and procedures.
Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of the balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 55% of total loans and after giving consideration to hedging related actions, are approximately 43% of total loans.

We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.
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

Interest Rate Sensitivity from an Economic Perspective		Table 30
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	December 31, 2011	December 31, 2010
Rate Change
+100	1.5%	0.2%
-100[1]	(1.8)%	(0.9)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to certain interest rate swaps that are used as economic hedges for fixed rate debt. The above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments. The swaps are accounted for as trading assets and therefore, the benefit to income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading income(loss) from a financial reporting perspective.

Interest Rate Sensitivity from a Financial Reporting Perspective		Table 31
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	December 31, 2011	December 31, 2010
Rate Change
+100	1.8%	0.5%
-100[1]	(2.0)%	(1.0)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The slight difference from December 31, 2010 to December 31, 2011 seen above in both the economic and financial reporting perspectives related to the +100 basis point shock scenario is primarily due to a slight increase in asset sensitivity from projected balance sheet growth of floating rate assets funded with low cost deposits.
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
As of December 31, 2011, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates. MVE sensitivity is reported in both upward and downward rate shocks. However, results at December 31, 2011 in the downward rate shock is significantly less meaningful than the upward rate shock. In a -100 shock scenario, current interest rate levels that are already at or near 0% are adversely impacting discounted cash flow analysis causing the short end of the discount curve to be zero bound and therefore, the shock behaves more like a curve flattener than a parallel shock.

Market Value of Equity Sensitivity		Table 32
	Estimated % Change in MVE
(Basis points)	December 31, 2011	December 31, 2010
Rate Change
+100	(2.4)%	(3.4)%
-100[1]	(0.9)%	1.1%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR for the years ended December 31, 2011 and 2010. The following table presents high, low, and average VAR for the years ended December 31, 2011 and 2010.

Value at Risk Profile		Table 33
	Year Ended December 31
(Dollars in millions)	2011	2010
Average VAR	$5	$9
High VAR	$7	$15
Low VAR	$3	$6

Average VAR during the year ended December 31, 2011 was lower compared to the year ended December 31, 2010 primarily due to sales, paydowns, and maturities of illiquid trading assets. This is a result of continuing to manage down illiquid asset holdings where possible, as they are not part of our core business activities. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to actively manage trading risk.

Trading assets, net of trading liabilities, averaged $3.9 billion and $3.5 billion for the years ended December 31, 2011 and 2010, respectively. Trading assets, net of trading liabilities, were $4.5 billion and $3.5 billion at December 31, 2011 and 2010, respectively. The increase in average and as of trading balances was primarily a result of an increase in the TRS portfolio and growth in fixed income trading, but partially offset by reductions in illiquid trading asset holdings.

Liquidity Risk
Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt, and capital. We primarily monitor and manage liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments.
The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a source of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of December 31, 2011, the Bank’s AFS investment portfolio contained $12.6 billion of free and liquid securities at book value, of which approximately 94% consisted of agency MBS, agency debt, and U.S. Treasury securities.
Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore, whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt and index linked CDs, accounted for at fair value, are excluded from regulatory capital.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that could be quickly converted to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a portfolio of publicly traded securities. However, prior to retiring the preferred stock issued to the U.S. Treasury in March 2011, the Parent Company invested approximately $5 billion of cash in a portfolio of U.S. Treasury securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital related) for an extended period of months in accordance with Company risk limits.
We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The table below presents period-end and average balances from these four sources as of and for the year ended December 31, 2011 and 2010. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 34
	December 31, 2011		December 31, 2010
(Dollars in billions)	As of	Average for the Year Ended ¹	As of	Average for the Year Ended ¹
Excess reserves	$0.7	$2.6	$1.7	$2.3
Free and liquid investment portfolio securities	14.5	17.1	16.2	18.0
FHLB borrowing capacity	10.8	13.0	12.6	9.1
Discount window borrowing capacity	15.2	14.1	12.5	11.9
Total	$41.2	$46.8	$43.0	$41.3
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of December 31, 2011, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to purchase and retire certain high-cost debt securities or other borrowings. During the year ended December 31, 2011, pursuant to a capital plan submitted to the Federal Reserve, we repurchased high-cost Tier 1 capital securities, including certain Trust Preferred Securities and $4.9 billion of our Series C and Series D Fixed Rate Cumulative Preferred stock issued to the U.S. Treasury under the TARP’s CPP. Despite these transactions, the Parent Company retains a material cash position, in accordance with Company policies and risk limits discussed in greater detail below.
Additionally, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of December 31, 2011, Moody’s, S&P, and DBRS all maintained a “Stable” outlook on our credit ratings, while Fitch maintained a “Positive” outlook, citing improved credit and earnings trends. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” and “Positive” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 35
As of December 31, 2011
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Stable	Positive	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, are primarily gathered from our retail branch network and are our largest, most cost-effective source of funding. Core deposits increased to $125.6 billion as of December 31, 2011, from $120.0 billion as of December 31, 2010.
We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $17.5 billion as of December 31, 2011, from $22.9 billion as of December 31, 2010. Approximately $4.1 billion of wholesale debt matured during the year ended December 31, 2011 and was redeemed at par. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, decreased to $5.1 billion as of December 31, 2011, from $7.1 billion as of December 31, 2010.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5 billion of such securities, of which approximately $2.2 billion of issuance capacity remains available. The most recent issuance from this shelf occurred on October 27, 2011, when we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of December 31, 2011, the Bank had $33.8 billion of remaining board authority to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the year ended December 31, 2011, we had no Parent Company debt that matured, and approximately $1 billion of Parent Company debt is scheduled to mature in 2012. Also during 2011, we repurchased $395 million of Parent Company junior subordinated notes that were due in 2036. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.
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
On December 20, 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to sections 165 and 166 of the Dodd-Frank Act. These proposed regulations include a number of requirements related to liquidity that would be instituted in phases. The first phase encompasses largely qualitative liquidity risk management practices, including internal liquidity stress testing. The second phase would include certain quantitative liquidity requirements related to the proposed Basel III liquidity standards. We believe that the Company is well positioned to demonstrate compliance with these new requirements and standards if and when they are adopted.

Other Liquidity Considerations. As presented in Table 36, we had an aggregate potential obligation of $62.0 billion to our clients in unused lines of credit at December 31, 2011. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $5.2 billion in letters of credit as of December 31, 2011, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $3.1 billion of these letters as of December 31, 2011 supported variable rate demand obligations.
As of December 31, 2011, our liability for UTBs was $133 million. The liability for interest related to these UTBs was $21 million as of December 31, 2011. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years.

Unfunded Lending Commitments		Table 36
(Dollars in millions)	December 31, 2011	December 31, 2010
Unused lines of credit:
Commercial	$35,685	$34,363
Mortgage commitments [1]	7,833	9,159
Home equity lines	12,730	13,557
Commercial real estate	1,465	1,579
CP conduit	765	1,091
Credit card	3,526	3,561
Total unused lines of credit	$62,004	$63,310
Letters of credit:
Financial standby	$5,081	$6,263
Performance standby	70	108
Commercial	55	68
Total letters of credit	$5,206	$6,439
1Includes IRLC contracts with notional balances of $4.9 billion and $4.2 billion as of December 31, 2011 and 2010, respectively.

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
MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. The average prepayment speed for 2011 remained relatively unchanged compared with 2010. There was a slight increase in prepayments toward the end of the year as mortgage interest rates declined.
MSRs, which are carried at fair value, totaled $921 million and $1.4 billion as of December 31, 2011 and 2010, respectively, are managed within established risk limits and are monitored as part of various governance processes. We recorded decreases of $733 million and $513 million in the fair value of our MSRs for the years ended December 31, 2011 and 2010, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. For the years ended December 31, 2011 and 2010, we originated MSRs with fair values at the time of origination of $224 million and $289 million, respectively. New originations during 2011 more than offset the decrease in MSR value attributed to decay. An all-time low in mortgage rates accounted for the majority of the decline in fair value of our MSRs during 2011. Also contributing $38 million to the decline in the fair value of MSRs was an increase in prepayment assumptions attributable to anticipated refinancing activity from the HARP 2.0 program.
For the years ended December 31, 2011 and 2010, we recorded losses related to MSRs of $161 million and $69 million (including decay of $200 million and $240 million), respectively, inclusive of the mark to market adjustments on the related hedges. We continue to evaluate the impact that the Consent Order may have, and we currently do not expect the impact to be material unless third party price indications reflect lower market valuations.

Recent changes to the U.S. Government's Making Homes Affordable Program will likely increase the number of borrowers that are eligible for mortgage refinance opportunities. We expect that prepayment rates for a portion of the loans in our servicing portfolio will increase and result in a decline in the value of our MSR asset in future quarters. Program terms, such as seller representations and warranties, will influence the impact on prepayment rates and those details have yet to be published. See the "Noninterest Income" section of this MD&A and Note 9 “Goodwill and Other Intangible Assets," to the Consolidated Financial Statements in this Form 10-K for further discussion of MSR valuation sensitivities.
We also have market risk from capital stock we hold in the FHLB of Atlanta and from capital stock we hold in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. As of December 31, 2011, we held a total of $342 million of capital stock in the FHLB. During 2011, we increased our capital stock holding in the FHLB by $44 million. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. As of December 31, 2011, we held $398 million of Federal Reserve Bank stock. During 2011, we added $7 million to our position.
For a detailed overview regarding actions taken to address the risk from changes in equity prices associated with our investment in Coke common stock, see “Investment in Common Shares of the Coca-Cola Company,” in this MD&A. We also hold, as of December 31, 2011, a total net book value of approximately $192 million of private equity investments that predominantly include direct investments and limited partnerships. We hold these investments as long-term investments and make additional contributions based on our contractual commitments but have decided to limit investments into new private equity investments.
Impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to OREO.
We also have risk related to holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At December 31, 2011, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011 and continuing to exist as of December 31, 2011. At December 31, 2011, we had no outstanding exposure to sovereign debt of these countries. Although, at December 31, 2011, we had direct exposure to corporations and individuals in these countries of $10 million, that comprised securities held, unfunded commitments to lend, and a nominal amount of funded loans. Indirect exposure to these countries was $58 million at December 31, 2011 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries is less than 1% of our total assets as of December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. The table below presents our significant contractual obligations as of December 31, 2011, except for pension and other postretirement benefit plans, which are included in Note 16, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

					Table 37
	As of December 31, 2011
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities [1]	$9,851	$3,593	$4,688	$3	$18,135
Brokered time deposit [1]	226	1,540	430	85	2,281
Short-term borrowings [1]	11,466	—	—	—	11,466
Long-term debt [1,2]	2,360	153	1,917	6,466	10,896
Operating lease obligations	214	399	346	509	1,468
Capital lease obligations [1]	1	2	3	6	12
Purchase obligations [3]	81	296	184	146	707
Total	$24,199	$5,983	$7,568	$7,215	$44,965

1Amounts do not include accrued interest.
2Amounts do not include capital lease obligations.
3Includes contracts with a minimum annual payment of $5 million.

SELECTED QUARTERLY FINANCIAL DATA								Table 38
	Three Months Ended
	2011				2010
(Dollars in millions, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations
Interest income	$1,543	$1,538	$1,546	$1,554	$1,595	$1,604	$1,570	$1,574
Interest expense	249	275	287	305	329	366	392	402
Net interest income	1,294	1,263	1,259	1,249	1,266	1,238	1,178	1,172
Provision for credit losses	327	347	392	447	512	615	662	862
Net interest income after provision for credit losses	967	916	867	802	754	623	516	310
Noninterest income[1]	723	903	912	883	1,032	1,047	952	698
Noninterest expense	1,667	1,560	1,542	1,465	1,548	1,499	1,503	1,361
Net income/(loss) before provision/(benefit) for income taxes	23	259	237	220	238	171	(35)	(353)
(Benefit)/provision for income taxes	(57)	45	58	33	45	14	(50)	(194)
Net income/(loss) attributable to noncontrolling interest	6	(1)	1	7	8	4	3	2
Net income/(loss)	$74	$215	$178	$180	$185	$153	$12	($161)
Net income/(loss) available to common shareholders	$71	$211	$174	$38	$114	$84	($56)	($229)

Net interest income - FTE[2]	$1,324	$1,293	$1,286	$1,277	$1,294	$1,266	$1,208	$1,202
Total revenue - FTE[2]	2,047	2,196	2,198	2,160	2,326	2,313	2,160	1,900
Total revenue - FTE excluding securities gains, net[2]	2,028	2,194	2,166	2,096	2,262	2,244	2,103	1,899
Net income/(loss) per average common share:
Diluted[3]	0.13	0.39	0.33	0.08	0.23	0.17	(0.11)	(0.46)
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury[2,3]	0.13	0.39	0.33	0.22	0.23	0.17	(0.11)	(0.46)
Basic	0.13	0.40	0.33	0.08	0.23	0.17	(0.11)	(0.46)
Dividends paid per average common share	$0.05	$0.05	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Book value per common share	36.86	37.29	36.30	35.49	36.34	37.01	36.19	35.40
Tangible book value per common share[2]	25.18	25.60	24.57	23.79	23.76	24.42	23.58	22.76
Market capitalization	9,504	9,639	13,852	15,482	14,768	12,914	11,648	13,391
Market price:
High	21.31	26.52	30.13	33.14	29.82	27.05	31.92	28.39
Low	15.79	16.51	24.63	27.38	23.25	21.79	23.12	20.16
Close	17.70	17.95	25.80	28.84	29.51	25.83	23.30	26.79
Selected Average Balances
Total assets	$174,085	$172,076	$170,527	$173,066	$174,768	$171,999	$171,273	$171,429
Earning assets	151,561	146,836	145,985	146,786	149,114	147,249	145,464	146,896
Loans	119,474	115,638	114,920	115,162	114,930	113,322	113,016	114,435
Consumer and commercial deposits	125,072	122,974	121,879	120,710	119,688	117,233	116,460	115,084
Brokered time and foreign deposits	2,293	2,312	2,340	2,606	2,827	2,740	2,670	3,433
Total shareholders’ equity	20,208	20,000	19,509	23,107	23,576	23,091	22,313	22,338
Average common shares - diluted (thousands)	535,717	535,395	535,416	503,503	499,423	498,802	498,999	498,238
Average common shares - basic (thousands)	532,146	531,928	531,792	499,669	495,710	495,501	495,351	494,871
Financial Ratios (Annualized)
ROA	0.17%	0.50%	0.42%	0.42%	0.42%	0.35%	0.03%	(0.38)%
ROE	1.41	4.23	3.61	0.84	2.44	1.83	1.29	(5.34)
Net interest margin - FTE	3.46	3.49	3.53	3.53	3.44	3.41	3.33	3.32
Efficiency ratio[4]	81.45	71.05	70.17	67.83	66.57	64.80	69.57	71.60
Tangible efficiency ratio[2]	80.99	70.55	69.64	67.32	66.07	64.24	68.96	70.91
Total average shareholders’ equity to total average assets	11.61	11.62	11.44	13.35	13.49	13.42	13.03	13.03
Tangible equity to tangible assets[2]	8.10	8.38	8.07	7.87	10.12	10.19	10.18	9.86
Effective tax rate/(benefit)[6]	NM	17.33	24.45	15.54	19.66	8.25	NM	NM
Allowance to period-end loans	2.01	2.22	2.40	2.49	2.58	2.69	2.81	2.80

Total nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	2.76	3.19	3.56	3.95	4.08	4.38	4.81	5.26
Common dividend payout ratio[5]	37.6	12.7	3.1	13.2	4.4	6.0	N/A	N/A
Capital Adequacy
Tier 1 common equity	9.22%	9.31%	9.22%	9.05%	8.08%	8.02%	7.92%	7.70%
Tier 1 capital	10.90	11.10	11.11	11.00	13.67	13.58	13.51	13.13
Total capital	13.67	13.91	14.01	13.92	16.54	16.42	16.96	16.68
Tier 1 leverage	8.75	8.90	8.92	8.72	10.94	11.03	10.94	10.95
[1] Includes net securities gains	$19	$2	$32	$64	$64	$69	$57	$1

2 See Non-GAAP reconcilements in Table 42 of the MD&A.
3 For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.
4 Computed by dividing noninterest expense by total revenue-FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
5 The common dividend payout ratio is not calculable in a period of net loss.
6 “NM” - Calculated percentage was not considered to be meaningful.

FOURTH QUARTER 2011 RESULTS
We reported net income available to common shareholders of $71 million for the fourth quarter of 2011, a decrease of $43 million compared with the same period of the prior year. Earnings per average common diluted share were $0.13 for the fourth quarter of 2011 compared with $0.23 for the fourth quarter of 2010. The fourth quarter of 2011 results were adversely impacted by the potential mortgage servicing settlement and claims expense of $81 million, after tax, and a decline in fee income related to mortgage and debit card fees, partially offset by higher net interest income, a lower provision for credit losses, and the reduction of preferred dividends as a result of repurchasing the Series C and D preferred stock issued to the U.S. Treasury on March 30, 2011.
For the fourth quarter of 2011, net interest income on a FTE basis was $1.3 billion, an increase of $30 million, or 2%, compared with the fourth quarter of 2010. Net interest income growth was driven by increased earning assets, lower rates on deposits, and a continued shift in the deposit mix toward low-cost deposits, largely offset by lower earning asset yields. Net interest margin increased 2 basis points to 3.46% in the fourth quarter of 2011 compared with 3.44% for the same period of 2010, primarily driven by a 25 basis point decline in rates paid on interest-bearing liabilities, which more than offset a 20 basis point decline in earning asset yields.
For the fourth quarter of 2011, the provision for credit losses was $327 million compared with $512 million in the fourth quarter of 2010. The decline was due to lower net charge-offs and improved credit quality.
Total noninterest income was $723 million for the fourth quarter of 2011, a decrease of $309 million, or 30%, from the fourth quarter of 2010. This decrease was primarily driven by an increase in the mortgage repurchase provision, the impact of HARP 2.0 on MSR valuations, and lower card fees with additional declines occurring across most other fee income categories. Compared with the fourth quarter of 2010, mortgage-production related (loss)/income decreased by $103 million, predominantly due to a $130 million increase in mortgage repurchase provision partially offset by higher income from loan production activities. Mortgage servicing income decreased by $46 million compared with the fourth quarter of 2010 as a result of an increase in prepayment assumptions attributable to anticipated refinancing activity arising from the HARP 2.0 program. This resulted in a $38 million decline in the fair value of the MSRs. Card fee-based income decreased by $37 million during the fourth quarter of 2011 compared with the fourth quarter of 2010, as as a result of regulations on debit card interchange fee income that became effective at the beginning of this quarter. During the fourth quarter of 2011, we also recorded $19 million of net gains from the sale of securities AFS compared to $64 million of net gains from the sale of securities AFS in the fourth quarter of 2010 that were realized in conjunction with the repositioning of our investment portfolio. Trading income/(loss) decreased by $16 million, compared with the fourth quarter of 2010. The decline was largely driven by lower valuation gains on illiquid securities. Other noninterest income declined $31 million, which included a $13 million gain recognized in the fourth quarter of 2010 from the sale of the MMMF business.
Total noninterest expense was $1.7 billion during the fourth quarter of 2011, an increase of $119 million, or 8%, from the fourth quarter of 2010. The increase was predominantly due to the $120 million potential mortgage servicing settlement and claims expense related to mortgage servicing claims. See Note 20, "Contingencies" and Note 25, "Subsequent Event," to the Consolidated Financial Statements in this Form 10-K for additional discussion. Additionally, operating losses increased by $70 million, which was predominantly due to specific legal accruals and operating losses associated with mortgage servicing. Partially offsetting these increases, was a decrease of $114 million in employee compensation and benefits compared with the fourth quarter of 2010. This decline was largely driven by a $88 million gain recorded in connection with the decision to curtail our defined benefit pension plans, partially offset by a $28 million discretionary 401(k) contribution. Additionally, employee compensation and benefits declined due to a fourth quarter 2011 reduction in incentive expense based upon our full year financial performance. Other noninterest expense increased by $53 million from the fourth quarter of 2010. This increase included a $27 million accrual in other staff expense, which was related to severance expense associated with our PPG Expense Program, a $14 million increase in consulting fees associated with the Consent Order, and a $7 million increase in mortgage insurance expense.
The income tax benefit for the fourth quarter of 2011 was $57 million, compared with the income tax provision of $45 million for the fourth quarter of 2010. The decrease in the income tax provision was primarily the result of a decline in pre-tax income adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities in addition to favorable discrete items.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments for the years ended December 31:

Net Income/(Loss) by Segment			Table 39
(Dollars in millions)	2011	2010	2009
Retail Banking	$193	$73	($203)
Diversified Commercial Banking	269	203	157
CRE	(310)	(329)	(591)
CIB	355	320	117
Mortgage	(693)	(787)	(975)
W&IM	160	138	100
Corporate Other and Treasury	447	489	381

The following table presents average loans and average deposits for our reportable business segments for the years ended December 31:

Average Loans and Deposits by Segment						Table 40
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Retail Banking	$35,648	$33,511	$33,156	$76,751	$75,143	$72,751
Diversified Commercial Banking	23,097	22,571	24,396	19,519	18,539	17,652
CRE	7,045	9,704	12,509	1,541	1,546	1,885
CIB	13,717	10,876	12,843	8,511	6,723	5,855
Mortgage	29,128	29,043	29,599	3,084	3,135	3,134
W&IM	7,503	8,015	8,346	12,349	11,315	11,185
Corporate Other and Treasury	170	205	192	917	728	702

See Note 21, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Twelve Months Ended December 31, 2011 vs. 2010

Retail Banking

Retail Banking reported net income of $193 million for the twelve months ended December 31, 2011, an increase of $120 million, compared with the same period in 2010. The increase in net income was predominantly due to lower provision for credit losses and higher net interest income that was partially offset by lower noninterest income.
Net interest income was $2.5 billion, an increase of $43 million, or 2%, from the same period in 2010. The increase was driven by the benefits derived from higher average loan balances and higher average deposit balances, partially offset by the impact of lower deposit spreads. Average loan balances increased $2.1 billion, or 6%. Indirect installment loans increased $2.2 billion, driven by organic indirect auto production and by the acquisition of $1.7 billion of consumer auto loans in the third and fourth quarters of 2010. Additional consumer loan growth was the result of the purchase of $1.6 billion of guaranteed student loans during the past twelve months. Partially offsetting those increases were decreases in home equity lines, residential mortgages, and business banking loans. Loan related net interest income increased $60 million, or 7%, compared with the prior year driven by increased loan volume, while net interest income related to LHFS declined $5 million, or 100%, and funding costs related to non-earning assets decreased $26 million, or 11%.
Average deposit balances increased $1.6 billion, or 2%. Favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $3.2 billion, or 15%, decline in average time deposits. Deposit-related net interest income decreased $38 million, or 2%, as the value of deposits fell in the current interest rate environment.
Provision for credit losses was $784 million, a decrease of $208 million, or 21%, compared to the same period in 2010. The decrease was driven by net charge-offs declines in home equity lines, commercial loans, residential mortgage loans, and credit cards as well as slight declines in personal credit lines and other customer loans.
Total noninterest income was $1.1 billion, a decrease of $65 million, or 6%, compared with the same period in 2010. Service charges on deposits decreased $65 million, or 11%, driven by lower NSF/overdraft fees resulting from Regulation E changes that became effective in 2010. Card fee revenue decreased $4 million due to debit card interchange regulations that became effective at the beginning of the fourth quarter of 2011. We expect an approximately 40% reduction in annual card fee revenue in 2012 due to the recently effective regulations.
Total noninterest expense was $2.5 billion, down $5 million compared with the same period in 2010. The decrease was predominantly driven by lower processing costs partially offset by increases in shared corporate expenses.
Diversified Commercial Banking
Diversified Commercial Banking reported net income of $269 million for the twelve months ended December 31, 2011, an increase of $66 million, or 33%, compared to the same period in 2010. The increase in net income was attributable to a decrease in provision for credit losses and increases in net interest income.
Net interest income was $725 million, a $68 million, or 10%, increase from the same period in 2010. Average loan balances increased $0.5 billion, or 2%, with increases in commercial domestic loans, tax-exempt loans and auto dealer floor plan loans, offset by decreases in leasing and commercial real estate loans. Loan-related net interest income increased $52 million, or 13%, compared with the same period in 2010 due to increased loan spreads. Average customer deposit balances increased $1.0 billion, or 5%, compared to the same period in 2010. Favorable trends in deposit mix continued as higher cost time deposits declined $0.4 billion, or 32%, while lower cost commercial demand deposits increased $1.9 billion, or 29%. NOW and money market combined average balances decreased $0.5 billion, or 5%, as client preferences migrated to DDA products.
Provision for credit losses was $92 million, a decrease of $35 million, or 28%, from the prior year. The decrease was predominantly driven by lower net charge-offs in lease financing, commercial domestic loans and commercial real estate loans.
Total noninterest income was $251 million, an increase of $16 million, or 7%, from the prior year predominantly driven by leasing revenue. Additional increases in card services fees were offset by decreases in service charge fees on DDAs.
Total noninterest expense was $460 million, up $12 million, or 3%, from the prior year as lower other real estate expenses and leasing equipment write downs were offset with higher operations expense, administrative overhead, and staff expense.
Commercial Real Estate
CRE reported a net loss of $310 million for the twelve months ended December 31, 2011, compared to a net loss of $329 million for the same period in 2010. The decrease in net loss was predominantly due to lower provision for credit losses, lower noninterest expense, and higher noninterest income, partially offset by lower net interest income.
Net interest income was $140 million, a $22 million, or 14%, decline from the same period in 2010. Average loan balances declined $2.7 billion, or 27%, largely resulting from a $2.2 billion decrease in commercial real estate loans and approximately $0.5 billion in non-accrual loans. Loan related net interest income decreased $26 million, or 18%, as the decrease in average balances more than offset higher loan spreads. Average customer deposit balances were flat year-over-year as declines in higher cost deposits were offset by increases in lower cost DDAs and savings accounts. Deposit related net interest income declined from prior year by $3 million, or 8%, attributable to declining deposit spreads.
Provision for credit losses was $422 million, a $20 million, or 5%, decrease over the same period in 2010. Although gross charge-offs related to residential land and investor owned real estate loans remained elevated for the year, the combination of lower charge-offs and higher recoveries drove the favorable year-over-year change.

Total noninterest income was $100 million, an increase of $12 million, or 14%, from the same period in 2010. The increase was the result of a gain from the sale of a SunTrust Community Capital property, gains from the sale of state tax credits, and higher income related to Affordable Housing.
Total noninterest expense was $448 million, a decrease of $21 million, or 4%, over the same period in 2010. The decrease was driven by lower credit-related expenses, staff expense, and Affordable Housing-related expense. Partially offsetting these decreases were higher allocated administrative expenses.
Corporate and Investment Banking
CIB's net income for the twelve months ended December 31, 2011 was $355 million, an increase of $35 million, or 11%, compared to the same period in 2010. The increase was driven by higher net interest income and a decline in provision for credit losses, which were partially offset by an increase in noninterest expense.
Net interest income was $501 million, an increase of $119 million, or 31%, from the prior year. The increase was primarily driven by a $2.8 billion, or 26%, increase in average loan balances. The increase in loan balances was largely the result of a $0.7 billion increase in Three Pillars, our CP conduit, a $0.3 billion increase in asset-based lending loans, additional increases in term loans, and an increase of line of credit utilization. The increase in average loan balances, as well as higher loan spreads, resulted in a $90 million, or 37%, increase in loan-related income. Total average customer deposits increased $1.8 billion, or 27%, with growth concentrated in DDAs, NOW accounts, and money market accounts. Higher deposit volumes resulted in increased net interest income of $28 million.
Provision for loan losses for 2011 was a net recovery of $10 million, compared to net charge-offs of $50 million from the prior year. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.
Total noninterest income was $636 million, a decrease of $36 million, or 5%, compared to the prior year. The decrease is predominantly due to performance in Three Pillars, equity and fixed income derivatives, and taxable fixed income sales and trading; but is partially offset by improved performance in loan syndications and structured lending, lower derivative counterparty reserves, and a decline in valuation related losses associated with the deterioration of collateral on previously securitized loans.
Total noninterest expense was $587 million, an increase of $89 million, or 18%. The increase was predominantly due to higher operating losses tied to increased legal-related expenses. Additionally, higher staff expense associated with additional investments in personnel, as well as compensation accruals tied to our Merchant Banking business along with increased operating costs tied to growth in loans and deposits, contributed to higher overall expense.
Mortgage
Mortgage reported a net loss of $693 million for the year ended December 31, 2011, an improvement of $94 million, or 12%, compared to the same period in 2010. The improvement was driven by lower provision for credit losses that was partially offset by lower production income, lower MSR net hedge performance, and higher expenses.
Net interest income was $492 million, up $34 million, or 7%, over the prior year. The increase was predominantly due to higher net interest income on loans, which increased $55 million, due to improved spreads. Total average loans, primarily residential mortgages were relatively consistent with prior year, increasing $85 million. The improvement in net interest income on loans was partially offset by lower income on LHFS, which declined $31 million due to lower volumes and spreads.
Provision for credit losses was $693 million, a decrease of $490 million, or 41%, from the same period in 2010. The decline was driven by a $403 million decline in residential mortgage net charge-offs. Net charge-offs included $10 million and $51 million of charge-offs related to NPL sales in 2011 and 2010, respectively.
Noninterest income was $241 million in 2011, down $280 million, or 54%, from 2010. Total mortgage production income for the year was a loss of $19 million, down $133 million from the prior year as loan production volume of $23.1 billion was down $6.2 billion, or 21%, from the prior year resulting in lower gain on sale and fee income. Mortgage loan repurchase provision was up $46 million over the prior year due to higher agency-related repurchase requests.
Mortgage servicing income was down $134 million, or 37%, compared to 2010 due to less favorable net hedge performance, which was negatively impacted by $38 million due to an increase in prepayment assumptions attributable to anticipated refinancing activity arising from the HARP 2.0 program. Total loans serviced at December 31, 2011 were $157.8 billion compared with $167.2 billion the prior year, down 6%.

Total noninterest expense was $1.2 billion, an increase of $107 million, or 10%. The predominant drivers of the higher expense were regulatory compliance, operating losses related to mortgage servicing, and collection costs that were partially offset by certain lower volume-related expenses, and lower other real estate.
Wealth and Investment Management
W&IM's net income for the twelve months ended December 31, 2011 was $160 million, an increase of $22 million, or 16%, compared with the same period in 2010. The increase in net income was predominantly due to higher trust and retail investment income and net interest income, partially offset by lower trading income and the net gain from the sale of the RidgeWorth Money Market Fund business to Federated Investors, Inc. in 2010.
Net interest income was $417 million, an increase of $32 million, or 8%, over the prior year driven mostly by deposit-related net interest income. Deposit-related net interest income increased $31 million, or 12%, due to the combination of higher average balances and improved deposit spreads. Average customer deposits increased $1.0 billion, or 9%, as money market accounts increased $1.1 billion, or 27%, and average demand deposits increased $0.4 billion, or 22%. Average time deposits decreased $0.4 billion, or 31%, and NOW accounts decreased $0.1 billion, or 2%. Loan-related net interest income decreased $2 million, or 1%, as lower balances were only partially offset by higher spreads. Average loan balances declined $0.5 billion, or 6%, with decreases primarily in consumer direct categories, commercial real estate, and residential mortgages.
Provision for credit losses was $60 million, a decrease of $1 million, or 2%, due to reduced equity line net charge-offs.
Total noninterest income was $822 million, an increase of $1 million. Trust income increased $28 million, or 6%, predominantly due to higher revenue from our RidgeWorth mutual fund complex and higher market valuations on managed equity assets. Retail investment income increased $27 million, or 13%, driven by increased recurring brokerage revenue and annuity income. Trading income decreased $26 million due to higher valuations on trading assets and the sale of certain CLO equity positions in 2010. Additionally, other income decreased $25 million predominantly due to an $18 million gain from the sale of the RidgeWorth Money Market Fund business in 2010.
Total noninterest expense was $922 million, relatively flat compared to 2010.
As of December 31, 2011, assets under management were approximately $100.7 billion compared to $105.1 billion as of December 31, 2010. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust's total assets under advisement were approximately $193.3 billion, which includes $100.7 billion in assets under management, $46.9 billion in non-managed trust assets, $35.5 billion in retail brokerage assets, and $10.2 billion in non-managed corporate trust assets.
Corporate Other and Treasury
Corporate Other and Treasury's net income for the twelve months ended December 31, 2011 was $447 million, a decrease of $42 million, or 9%, compared with the same period in 2010. The decrease was predominantly due to the potential mortgage servicing settlement and claims expense and partially offset by increased net interest income and favorable mark-to-market valuations on our public debt and index-linked CDs carried at fair value.
Net interest income was $520 million, an increase of $36 million, or 7%, compared to the same period in 2010. The increase was mainly due to an increase in income from hedges employed as part of our interest rate risk management strategies. Total average assets decreased $1.3 billion, or 4%, predominantly due to a reduction in investment securities in conjunction with the repurchase of preferred stock issued to the U.S. Treasury in the first quarter of 2011. Total average deposits remained consistent with the prior year at $2.2 billion. Average long-term debt decreased by $2.9 billion, or 19%, compared with 2010 as we repaid FHLB advances and senior and subordinated bank debt in conjunction with strong overall consumer and commercial deposit growth.
Total noninterest income was $333 million, an increase of $38 million, or 13%, compared with the same period in 2010. The increase was mainly due to favorable mark-to-market valuation on our public debt and index linked CDs carried at fair value and partially offset by a $74 million decrease in net gains on the sale of investment securities.
Total noninterest expenses increased $134 million compared with the same period in 2010. The increase is mainly due to the potential mortgage servicing settlement and claims expense, implementation expenses associated with our PPG expense initiative and lower net recovery of allocated corporate administrative expenses. Due to the uncertainty regarding the final terms of the potential mortgage servicing settlement, the entire expense accrual was recorded at the Parent Company within the Corporate Other and Treasury segment.

Twelve Months Ended December 31, 2010 vs. 2009

Retail Banking
Retail Banking's net income for the twelve months ended December 31, 2010 was $73 million, an increase of $276 million, compared to a net loss of $203 million in the same period 2009. The increase in net income is predominantly due to higher net interest income, lower provision for credit losses, and lower expenses due to the recognition of a non-cash goodwill impairment charge in the first quarter of 2009.
Net interest income was $2.5 billion, an increase of $205 million, or 9%, predominantly due to increased loan and deposit spreads, as well as higher deposit balances. Average loan balances increased $0.4 billion with increases in indirect auto loans partly due to the purchase of a $741 million high-quality consumer auto loan portfolio in the third quarter and $934 million in the fourth quarter of 2010 and growth in guaranteed student loans. Additionally, we have seen an increase in organic consumer loan production as consumer spending has modestly increased. Partially offsetting those increases were decreases in home equity lines, residential mortgages, and business banking loans. Loan-related net interest income increased $83 million, or 10%, compared with the prior year driven by increased loan spreads. Average deposit balances increased $2.4 billion, or 3%, resulting in an increase in deposit-related net interest income of $115 million, or 7%, as a result of both the increase in overall average deposit balances and higher deposit spreads. Favorable mix trends continued as relatively low cost demand, NOW, money market and savings balances increased a combined $6.9 billion, or 15%. These increases were partially offset by a $4.6 billion, or 18%, decline in average time deposits.
Provision for credit losses was $992 million, a decrease of $244 million, or 20%, predominantly driven by a decrease in home equity line, indirect installment loan and commercial loan net charge-offs.
Total noninterest income was $1.1 billion, a decrease of $23 million, or 2%, predominantly due to a decrease in service charges on deposits of $76 million, or 12%, partially offset by an increase in interchange and ATM card fees which increased a combined $54 million, or 14%. The decline in service charges on deposits was driven by lower NSF/overdraft fees from Regulation E changes requiring clients to opt in to certain account transaction services that went into effect in August 2010 and the revised overdraft fee structure that went into effect in July 2010.
Total noninterest expense was $2.5 billion, a decrease of $10 million, or less than 1%, over the same period in 2009. The decline was predominantly driven by a $173 million reduction in non-cash charges taken in the first quarter of 2009 related to the impairment of goodwill. Total expenses excluding the 2009 impairment of goodwill increased $163 million, or 7%, driven by increases of $77 million in operations expense, $28 million in indirect support costs, $19 million in corporate expenses, primarily technology expenses, $16 million in outside processing cost, and $16 million in other expense.
Diversified Commercial Banking

Diversified Commercial Banking reported net income of $203 million for the twelve months ended December 31, 2010, an increase of $46 million, or 29%, compared to the same period 2009. The increase in net income was predominantly due to higher net interest income driven by increased loan spreads and higher average deposit balances.
Net interest income was $657 million, a $78 million, or 13%, increase from the same period in 2009. Average loan balances declined $1.8 billion, or 7%, with decreases in leasing, commercial loans domestic, and commercial real estate loans, partially offset by increases in tax-exempt loans, and dealer floor plan loans. Loan-related net interest income increased $41 million compared to the prior year as increased loan spreads more than offset decreased average loan balances. Average deposits increased $0.9 billion, or 5%, from the same period in 2009. Low cost commercial demand deposits increased $0.8 billion, while NOW and money market accounts also increased $0.3 billion and $0.6 billion, respectively. These increases were partially offset by a $0.8 billion decrease in time deposits. Deposit-related net interest income increased $26 million, or 9%, due to the increase in deposit balances and an increase in overall deposit spreads.
Provision for credit losses was $127 million, an increase of $15 million, or 13% from the same period in 2009. Increases in commercial loan net charge-offs were partially offset by a decline in lease financing net charge-offs.
Total noninterest income was $235 million, a decrease of $12 million, or 5%, from the same period in 2009.  Service charges on deposits decreased $4 million driven by lower commercial deposit analysis fees while letters of credit fees decreased $5 million.  Additional decreases in deposit sweep fees and leasing revenue were partially offset by an increase in loan fees and sales and referral credits.
Total noninterest expense was $448 million, down $19 million, or 4%, over the same period in 2009, predominantly due to decreases in allocated credit and technology costs. Total staff expense decreased $2 million.

Commercial Real Estate
CRE reported a net loss of $329 million for the twelve months ended December 31, 2010, compared to a net loss of $591 million for the same period in 2009. The decrease in net loss was predominantly related to a goodwill impairment charge recorded in the first quarter of 2009, partially offset by higher credit-related expenses in 2010.
Net interest income was $162 million, a $16 million, or 9%, decline from the same period in 2009. Average loan balances declined $2.8 billion, or 22%, largely resulting from decreases in commercial real estate loans. Lower loan volume more than offset increasing loan spreads resulting in a $24 million, or 14%, decline in loan related net interest income. Average customer deposit balances declined $0.3 billion, or 18%, driven by lower levels of money market accounts, CDs, DDAs, and NOW accounts. Deposit-related net interest income declined from prior year by $7 million predominantly resulting from a decline in average demand deposit and money market account balances partially offset by a modest increase in deposit spreads. These decreases in net interest income were partially offset by lower funding costs related to other real estate owned and affordable housing assets.
Provision for credit losses was $442 million, a $7 million, or 2%, increase over the same period in 2009. The increase was predominantly driven by higher net charge-offs related to residential land and investor owned commercial real estate loans.
Total noninterest income was $88 million, a decrease of $6 million, or 6%, from the same period in 2009, predominantly due to declines in other income of $2 million, letters of credit of $2 million, and service charges on deposits of $2 million.
Total noninterest expense was $469 million, a decrease of $261 million, or 36%, over the same period in 2009. The decline was predominantly driven by a $299 million reduction in non-cash charges taken in the first quarter of 2009 related to the impairment of goodwill. Total expenses excluding the 2009 impairment of goodwill increased $38 million, or 9%, driven by a $75 million increase in credit-related collections and other real estate expense; partially offset by a $28 million decline in other expenses largely related to impairment recorded in the third quarter of 2009 on the affordable housing properties.
Corporate and Investment Banking
CIB's net income for the twelve months ended December 31, 2010 was $320 million, an increase of $203 million, compared with the same period in 2009. Net income increased due to lower provision for loan losses, higher net interest income and noninterest income, slightly offset by higher expenses.
Net interest income was $382 million, an increase of $76 million, or 25%, from the prior year predominantly driven by increased loan and deposit spreads. Average loan balances declined $2.0 billion, or 15%, partly due to the continued reduction of revolver utilization by large corporate clients, partially offset by approximately $1.8 billion of incremental loans as the result of the consolidation of Three Pillars previously off-balance sheet loans. Although revolver utilization was down from the prior year, it began to stabilize in 2010. Loan-related net interest income increased $52 million, or 27%, of which $33 million was related to the aforementioned off-balance sheet consolidation. The remaining increase is related to higher spreads and fee recognition. Total average customer deposits were $0.9 billion higher, or 15%, as higher NOW and MMA accounts more than offset the decline in CDs. Customer deposit-related net interest income increased $20 million, or 27%, as a result of improved deposit mix and higher spreads.
Provision for credit losses was $50 million, as net charge-offs declined $198 million, or 80%, over the same period in 2009. Lower net charge-offs related to large corporate borrowers operating in economically sensitive industries drove the decline.
Total noninterest income was $672 million, an increase of $56 million, or 9%, over the prior year. Primary drivers of this increase can be mainly attributed to higher loan commitment fees, fees earned for loan syndications and bond originations, M&A fees, and lower reserves on private equity investments. This was partially offset by the accounting change regarding the consolidation of off-balance sheet loans with a shift of $33 million from noninterest income to net interest income. Lower derivative revenue, treasury management fees, fixed income sales and trading revenue and equity offering fees also partially offset increased noninterest income.
Total noninterest expense was $498 million, an increase of $12 million, or 2%. The increase is due to higher salaries and incentive compensation expense tied to improved performance, which is partially offset by lower allocated operating costs tied to loans and deposits.
Mortgage
Mortgage reported a net loss of $787 million for the year ended December 31, 2010, an improvement of $188 million, or 19%, compared with the prior year. The improvement was predominantly due to a $279 million non-cash goodwill impairment charge recognized in 2009 and higher servicing income. Partially offsetting these improvements were lower mortgage production income, lower net interest income and higher provision for credit losses.
Net interest income was $458 million, down $42 million, or 8%. Net interest income on total average loans of $29.0 billion was up $54 million, or 25%, due to higher spreads. Offsetting this positive variance was a decline in income from LHFS of $93 million due to a decline in average LHFS of $2.1 billion, or 46%.
Provision for credit losses increased $58 million, or 5%. The increase was predominantly due to specific actions taken in the first quarter of 2010 which resulted in additional charge-offs recognized on severely delinquent residential mortgage NPLs, predominantly in Florida, as well as $51 million in additional charge-offs related to $211 million loans that were reclassified to LHFS and subsequently sold.
Total noninterest income was $521 million, down $166 million, or 24%. The decline was predominantly due to lower production income. Mortgage loan production income declined $251 million, or 69%, predominantly due to lower loan production. Loan originations were $29.3 billion in 2010, a 42% decrease from the prior year. Mortgage servicing income was up $66 million driven by lower decay due to slower prepayments on MSR values. Total loans serviced at December 31, 2010 were $167.2 billion compared with $178.9 billion at December 31, 2009, a 7% decline predominantly due to the sale of MSRs on residential loans with unpaid principal balances of $7.0 billion.
Total noninterest expense declined $324 million, or 23%, predominantly due to a $279 million non-cash goodwill impairment charge recorded in first quarter of 2009. Total staff expense declined $76 million, or 16%, due to lower commission expense resulting from lower loan production. Captive reinsurance reserve expense also decreased as a result of trust reserve limits being reached. These decreases were partially offset by higher allocated credit and technology costs.
Wealth and Investment Management
W&IM's net income for the twelve months ended December 31, 2010 was $138 million, an increase of $38 million, or 38%, compared with the same period in 2009. The increase in net income was predominantly due to an increase in net interest income, higher trust and trading income, and the net gain from the sale of the RidgeWorth Money Market Fund business to Federated Investors, Inc., partially offset by an increase in noninterest expense.
Net interest income was $385 million, an increase of $40 million, or 12%, driven mostly by deposit-related net interest income. Average loan balances declined $331 million, or 4% with decreases in construction, home equity lines, commercial real estate, residential mortgages, and consumer direct categories, but were partially offset by increases in personal credit lines and commercial loans. Loan-related net interest income increased $10 million, or 8%, as higher loan spreads more than offset the decrease in average loan balances. Average customer deposits increased $130 million, or 1%, as money market accounts increased $1.3 billion, or 48%. Additionally, demand deposits increased $139 million, or 7%, while time deposits decreased $703 million, or 34%, and NOW accounts decreased $612 million, or 14%. Deposit-related net interest income increased $21 million, or 9%, due to the combination of higher average balances and improved deposit spreads.
Provision for credit losses was $61 million, a decrease of $18 million, or 23%, due to decreased net charge-offs in both consumer and commercial loan products.
Total noninterest income was $821 million, an increase of $67 million, or 9%. Trust income increased $17 million, or 3%, predominantly due to higher market valuations on managed equity assets and fixed income asset inflows partially offset by lower MMMF revenue. Trading income increased $29 million due to higher valuations on trading assets and the sale of certain CLO equity positions. Additionally, other income increased $26 million predominantly due to an $18 million gain from the sale of the RidgeWorth Money Market Fund business. These increases were partially offset by a $9 million, or 5%, decline in retail investment income primarily driven by lower fixed annuity revenue. The fixed annuity revenue decline was partially offset by increased recurring brokerage revenue and increased transactional revenue from variable annuities, mutual fund sales, and managed account fees.
As of December 31, 2010, assets under management were approximately $105.1 billion compared with $119.5 billion as of December 31, 2009. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. The December 31, 2009 assets under management included approximately $18.0 billion of MMMF assets. SunTrust completed the sale of the money market fund business to Federated Investors, Inc. in the fourth quarter 2010. SunTrust's total assets under advisement were approximately $195.5 billion, which includes $105.1 billion in assets under management, $46.0 billion in non-managed trust assets, $34.6 billion in retail brokerage assets, and $9.8 billion in non-managed corporate trust assets.

Total noninterest expense was $919 million, an increase of $61 million, or 7%. The increase was predominantly due to a $25 million, or 5%, increase in staff expense driven by incentive compensation associated with revenue growth. Additionally, increases in discretionary and transactional structural expense were partially offset by decreased operating losses and other real estate expense.
Corporate Other and Treasury

Corporate Other and Treasury's net income for the twelve months ended December 31, 2010 was $489 million, an increase of $108 million, or 28%, compared with the same period in 2009. The increase was predominantly due to increased net interest income, securities gains, and a decrease in noninterest expense due to a special FDIC insurance assessment recorded in the second quarter of 2009.
Net interest income was $484 million, an increase of $41 million, or 9%. An increase in income from hedges employed as part of an overall interest rate risk management strategy was mostly offset by a decrease in net earnings on the investment portfolio and increase in funding cost related to the prepaid FDIC assessment. Total average assets increased $6.1 billion, or 23%, predominantly due to net purchases of investment securities and an increase in other assets due to the prepaid FDIC assessment. Total average deposits decreased $3.3 billion, or 59%, due to decrease in brokered deposits, as we reduced our reliance on wholesale funding sources in conjunction with solid consumer and commercial deposit growth.
Total noninterest income was $295 million, an increase of $103 million, or 54%. Trading gains increased $157 million predominantly due to favorable mark to market valuation gains on our debt instruments carried at fair value compared to mark to market valuation losses in 2009. Net gains on the sale of securities increased $63 million compared with 2009. These increases were offset by a $112 million gain on Visa Class B shares recorded in the second quarter of 2009.
Total noninterest expense decreased $109 million compared with the same period in 2009. The decrease in expense was predominantly due to the $78 million FDIC special assessment in 2009 and higher net recovery of allocated administrative expenses. This decrease was partially offset by a $31 million increase in debt extinguishment costs.

Reconcilement of Non-U.S. GAAP Measures – Annual					Table 41
	Year Ended December 31
(Dollars in millions, except per share and other data)	2011	2010	2009	2008	2007
Net income/(loss)	$647	$189	($1,564)	$796	$1,634
Preferred dividends, Series A	(7)	(7)	(14)	(22)	(30)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	(66)	(267)	(266)	(27)	—
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	(74)	—	—	—	—
Dividends and undistributed earnings allocated to unvested shares	(5)	(2)	17	(6)	(11)
Gain on purchase of Series A preferred stock	—	—	94	—	—
Net income/(loss) available to common shareholders	$495	($87)	($1,733)	$741	$1,593
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax of $36 million and $18 million in 2009 and 2008, respectively	—	—	715	27	—
Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax [1]	$495	($87)	($1,018)	$768	$1,593
Net income/(loss) available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury [1]	$569	($87)	($1,733)	$741	$1,593
Efficiency ratio [2]	72.49%	67.94%	79.07%	63.83%	63.28%
Impact of excluding impairment/amortization of goodwill/intangible assets other than MSRs	(0.50)	(0.58)	(9.72)	(1.32)	(1.17)
Tangible efficiency ratio [3]	71.99%	67.36%	69.35%	62.51%	62.11%
Total shareholders’ equity	$20,066	$23,130	$22,531	$22,501	$18,170
Goodwill, net of deferred taxes [4]	(6,190)	(6,189)	(6,204)	(6,941)	(6,921)
Other intangible assets, net of deferred taxes, and MSRs [5]	(1,001)	(1,545)	(1,671)	(978)	(1,309)
MSRs	921	1,439	1,540	810	1,049
Tangible equity	13,796	16,835	16,196	15,392	10,989
Preferred stock	(275)	(4,942)	(4,917)	(5,222)	(500)
Tangible common equity	$13,521	$11,893	$11,279	$10,170	$10,489
Total assets	$176,859	$172,874	$174,165	$189,138	$179,574
Goodwill	(6,344)	(6,323)	(6,319)	(7,044)	(6,921)
Other intangible assets including MSRs	(1,017)	(1,571)	(1,711)	(1,035)	(1,363)
MSRs	921	1,439	1,540	810	1,049
Tangible assets	$170,419	$166,419	$167,675	$181,869	$172,339
Tangible equity to tangible assets [6]	8.10%	10.12%	9.66%	8.46%	6.38%
Tangible book value per common share [7]	$25.18	$23.76	$22.59	$28.69	$30.11
Net interest income	$5,065	$4,854	$4,466	$4,620	$4,720
Taxable-equivalent adjustment	114	116	123	117	102
Net interest income-FTE	5,179	4,970	4,589	4,737	4,822
Noninterest income	3,421	3,729	3,710	4,473	3,429
Total revenue-FTE	8,600	8,699	8,299	9,210	8,251
Net securities gains	(117)	(191)	(98)	(1,073)	(243)
Total revenue-FTE excluding net securities gains [8]	$8,483	$8,508	$8,201	$8,137	$8,008
Tier 1 Capital excluding impact of preferred stock issued to U.S. Treasury [9]
Tier 1 Capital	$14,490	$18,156	$18,069	$17,614	$11,425
Preferred stock issued to U.S. Treasury	—	(4,770)	(4,745)	(4,722)	—
Tier 1 Capital excluding preferred stock issued to U.S. Treasury	$14,490	$13,386	$13,324	$12,892	$11,425
Risk Weighted Assets	$132,940	$132,819	$139,380	$162,046	$164,932
Tier 1 Capital ratio excluding impact of preferred stock issued to U.S. Treasury	10.90%	10.08%	9.56%	7.96%	6.93%
1We present net income/(loss) available to common shareholders that excludes the portion of the impairment charges on goodwill and intangible assets other than MSRs allocated to the common shareholders and net income/(loss) to common shareholders that excludes the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. We believe these measures are useful to investors, because removing the non-cash impairment charge and non-cash accelerated accretion provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.
2Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

3We present a tangible efficiency ratio which excludes the amortization/impairment of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
4Beginning in 2008, goodwill is deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $154 million, $134 million, $115 million, and $102 million are excluded from 2011, 2010, 2009, and 2008, respectively.
5Beginning in 2008, other intangible assets are deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $16 million, $26 million, $40 million, and $57 million are excluded from 2011, 2010, 2009, and 2008, respectively.
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
8We present total revenue- FTE excluding net securities gains. We believe noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
9We present Tier 1 capital excluding the impact of preferred stock issued to the U.S. Treasury. We believe that removing the preferred stock from applicable years assists in the comparison of our Tier 1 capital ratio in all periods presented.

Reconcilement of Non-U.S. GAAP Measures – Quarterly								Table 42
	Three Months Ended
(Dollars in millions, except per share and other data)	2011				2010
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income/(loss)	$74	$215	$178	$180	$185	$153	$12	($161)
Preferred dividends, Series A	(2)	(2)	(2)	(2)	(2)	(2)	(2)	(2)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	—	(66)	(67)	(67)	(66)	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	—	(74)	—	—	—	—
Dividends and undistributed earnings allocated to unvested shares	(1)	(2)	(2)	—	(2)	—	—	—
Net income/(loss) available to common shareholders	$71	$211	$174	$38	$114	$84	($56)	($229)
Net income/(loss) available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury [1]	$71	$211	$174	$112	$114	$84	($56)	($229)
Efficiency ratio [2]	81.45%	71.05%	70.17%	67.83%	66.57%	64.80%	69.57%	71.60%
Impact of excluding amortization of intangible assets	(0.46)	(0.50)	(0.53)	(0.51)	(0.50)	(0.56)	(0.61)	(0.69)
Tangible efficiency ratio [3]	80.99%	70.55%	69.64%	67.32%	66.07%	64.24%	68.96%	70.91%
Total shareholders’ equity	$20,066	$20,200	$19,660	$19,223	$23,130	$23,438	$23,024	$22,620
Goodwill, net of deferred taxes [4]	(6,190)	(6,195)	(6,199)	(6,185)	(6,189)	(6,192)	(6,197)	(6,202)
Other intangible assets, net of deferred taxes, and MSRs [5]	(1,001)	(1,120)	(1,518)	(1,635)	(1,545)	(1,174)	(1,409)	(1,761)
MSRs	921	1,033	1,423	1,538	1,439	1,072	1,298	1,641
Tangible equity	13,796	13,918	13,366	12,941	16,835	17,144	16,716	16,298
Preferred stock	(275)	(172)	(172)	(172)	(4,942)	(4,936)	(4,929)	(4,923)
Tangible common equity	$13,521	$13,746	$13,194	$12,769	$11,893	$12,208	$11,787	$11,375
Total assets	$176,859	$172,553	$172,173	$170,794	$172,874	$174,703	$170,668	$171,796
Goodwill	(6,344)	(6,344)	(6,343)	(6,324)	(6,323)	(6,323)	(6,323)	(6,323)
Other intangible assets including MSRs	(1,017)	(1,138)	(1,539)	(1,659)	(1,571)	(1,204)	(1,443)	(1,800)
MSRs	921	1,033	1,423	1,538	1,439	1,072	1,298	1,641
Tangible assets	$170,419	$166,104	$165,714	$164,349	$166,419	$168,248	$164,200	$165,314
Tangible equity to tangible assets [6]	8.10%	8.38%	8.07%	7.87%	10.12%	10.19%	10.18%	9.86%
Tangible book value per common share [7]	$25.18	$25.60	$24.57	$23.79	$23.76	$24.42	$23.58	$22.76
Net interest income	$1,294	$1,263	$1,259	$1,249	$1,266	$1,238	$1,178	$1,172
Taxable-equivalent adjustment	30	30	27	28	28	28	30	30
Net interest income - FTE	1,324	1,293	1,286	1,277	1,294	1,266	1,208	1,202
Noninterest income	723	903	912	883	1,032	1,047	952	698
Total revenue - FTE	2,047	2,196	2,198	2,160	2,326	2,313	2,160	1,900
Net securities gains	(19)	(2)	(32)	(64)	(64)	(69)	(57)	(1)
Total revenue - FTE excluding net securities gains [8]	$2,028	$2,194	$2,166	$2,096	$2,262	$2,244	$2,103	$1,899
1We present net income/(loss) available to common shareholders that excludes the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. We believe this measure is useful to investors, because removing the non-cash accelerated accretion provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.
2Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
3We present a tangible efficiency ratio which excludes the amortization/impairment of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

4Net of deferred taxes of $154 million, $149 million, $144 million, and $139 million, respectively, in 2011; and $134 million, $131 million, $126 million, and $121 million, respectively, in 2010.
5Net of deferred taxes of $16 million, $18 million, $21 million, $24 million, respectively, in 2011; and $26 million, $30 million, $34 million, and $39 million, respectively, in 2010.
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
8We present total revenue- FTE excluding net securities gains. We believe noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunTrust Banks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income/(loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of SunTrust Banks, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

SunTrust Banks, Inc.
Consolidated Statements of Income/(Loss)

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2011	2010	2009
Interest Income
Interest and fees on loans	$5,219	$5,300	$5,530
Interest and fees on loans held for sale	93	137	233
Interest and dividends on securities available for sale:
Taxable interest	688	709	717
Tax-exempt interest	21	31	40
Dividends[1]	82	76	73
Trading account interest and other	78	90	117
Total interest income	6,181	6,343	6,710
Interest Expense
Interest on deposits	624	860	1,440
Interest on long-term debt	449	580	761
Interest on other borrowings	43	49	43
Total interest expense	1,116	1,489	2,244
Net interest income	5,065	4,854	4,466
Provision for credit losses	1,513	2,651	4,064
Net interest income after provision for credit losses	3,552	2,203	402
Noninterest Income
Service charges on deposit accounts	685	760	848
Trust and investment management income	531	503	486
Other charges and fees	507	534	523
Card fees	371	376	324
Investment banking income	317	313	272
Trading income/(loss)	248	173	(41)
Retail investment services	230	205	218
Mortgage production related (loss)/income	(5)	127	376
Mortgage servicing related income	224	358	330
Net securities gains[2]	117	191	98
Gain from ownership in Visa	—	—	112
Other noninterest income	196	189	164
Total noninterest income	3,421	3,729	3,710
Noninterest Expense
Employee compensation	2,494	2,364	2,258
Employee benefits	382	457	542
Outside processing and software	653	638	579
Net occupancy expense	356	361	357
Regulatory assessments	300	265	302
Credit and collection services	275	279	259
Other real estate expense	264	300	244
Operating losses	257	83	99
Marketing and customer development	184	177	152
Equipment expense	178	174	172
Potential mortgage servicing settlement and claims expense	120	—	—
Amortization/impairment of goodwill/intangible assets	43	51	807
Net (gain)/loss on debt extinguishment	(3)	70	39
Other noninterest expense	731	692	752
Total noninterest expense	6,234	5,911	6,562
Income/(loss) before provision/(benefit) for income taxes	739	21	(2,450)
Provision/(benefit) for income taxes	79	(185)	(898)
Net income/(loss) including income attributable to noncontrolling interest	660	206	(1,552)
Net income attributable to noncontrolling interest	13	17	12
Net income/(loss)	$647	$189	($1,564)
Net income/(loss) available to common shareholders	$495	($87)	($1,733)
Net income/(loss) per average common share
Diluted[3]	$0.94	($0.18)	($3.98)
Basic	0.94	(0.18)	(3.98)
Dividends declared per common share	$0.12	$0.04	$0.22
Average common shares - diluted	527,618	498,744	437,486
Average common shares - basic	523,995	495,361	435,328
1Includes dividends on common stock of The Coca-Cola Company of $56 million, $53 million, and $49 million during the years ended December 31, 2011, 2010, and 2009, respectively.
2Includes credit-related other-than-temporary impairment losses of $6 million, $2 million, and $20 million, consisting of $7 million, $2 million, and $113 million of total unrealized losses, net of $1 million, $0, and $93 million of non-credit related unrealized losses recorded in other comprehensive income, before taxes, for the years ended December 31, 2011, 2010, and 2009, respectively.
3For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.
See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of December 31
(Dollars in millions and shares in thousands)	2011	2010
Assets
Cash and due from banks	$3,696	$4,296
Securities purchased under agreements to resell	792	1,058
Interest-bearing deposits in other banks	21	24
Cash and cash equivalents	4,509	5,378
Trading assets	6,279	6,175
Securities available for sale	28,117	26,895
Loans held for sale[1] (loans at fair value: $2,141 and $3,168 as of December 31, 2011 and 2010, respectively)	2,353	3,501
Loans[2] (loans at fair value: $433 and $492 as of December 31, 2011 and 2010, respectively)	122,495	115,975
Allowance for loan and lease losses	(2,457)	(2,974)
Net loans	120,038	113,001
Premises and equipment	1,564	1,620
Goodwill	6,344	6,323
Other intangible assets (MSRs at fair value: $921 and $1,439 as of December 31, 2011 and 2010, respectively)	1,017	1,571
Other real estate owned	479	596
Other assets	6,159	7,814
Total assets	$176,859	$172,874
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$34,359	$27,290
Interest-bearing consumer and commercial deposits	91,252	92,735
Total consumer and commercial deposits	125,611	120,025
Brokered time deposits (CDs at fair value: $1,018 and $1,213 as of December 31, 2011 and 2010, respectively)	2,281	2,365
Foreign deposits	30	654
Total deposits	127,922	123,044
Funds purchased	839	951
Securities sold under agreements to repurchase	1,644	2,180
Other short-term borrowings	8,983	2,690
Long-term debt [3] (debt at fair value: $1,997 and $2,837 as of December 31, 2011 and 2010, respectively)	10,908	13,648
Trading liabilities	1,806	2,678
Other liabilities	4,691	4,553
Total liabilities	156,793	149,744

Preferred stock, no par value	275	4,942
Common stock, $1.00 par value	550	515
Additional paid in capital	9,306	8,403
Retained earnings	8,978	8,542
Treasury stock, at cost, and other[4]	(792)	(888)
Accumulated other comprehensive income, net of tax	1,749	1,616
Total shareholders’ equity	20,066	23,130
Total liabilities and shareholders’ equity	$176,859	$172,874

Common shares outstanding	536,967	500,436
Common shares authorized	750,000	750,000
Preferred shares outstanding	3	50
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	12,954	14,231

[1] Includes loans held for sale, at fair value, of consolidated VIEs	$315	$316
[2] Includes loans of consolidated VIEs	3,322	2,869
[3] Includes debt of consolidated VIEs ($289 million and $290 million at fair value as of December 31, 2011 and 2010, respectively)	722	764
[4] Includes $107 million $129 million as of December 31, 2011 and 2010, respectively, related to noncontrolling interest held.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	$5,222	354	$373	$6,904	$10,389	($1,368)	$981	$22,501
Net loss	—	—	—	—	(1,564)	—	—	(1,564)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	—	281	281
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	—	(435)	(435)
Change related to employee benefit plans	—	—	—	—	—	—	251	251
Total comprehensive loss								(1,467)
Change in noncontrolling interest	—	—	—	—	—	(5)	—	(5)
Common stock dividends, $0.22 per share	—	—	—	—	(83)	—	—	(83)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(14)	—	—	(14)
U.S. Treasury preferred stock dividends, $5,004 per share	—	—	—	—	(243)	—	—	(243)
Accretion of discount for preferred stock issued to U.S. Treasury	23	—	—	—	(23)	—	—	—
Issuance of common stock in connection with SCAP capital plan	—	142	142	1,688	—	—	—	1,830
Extinguishment of forward stock purchase contract	—	—	—	174	—	—	—	174
Repurchase of preferred stock	(328)	—	—	5	95	—	—	(228)
Exercise of stock options and stock compensation expense	—	—	—	11	—	—	—	11
Restricted stock activity	—	2	—	(206)	—	177	—	(29)
Amortization of restricted stock compensation	—	—	—	—	—	66	—	66
Issuance of stock for employee benefit plans and other	—	1	—	(55)	(2)	75	—	18
Adoption of OTTI guidance	—	—	—	—	8	—	(8)	—
Balance, December 31, 2009	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net income	—	—	—	—	189	—	—	189
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	—	366	366
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	—	120	120
Change related to employee benefit plans	—	—	—	—	—	—	60	60
Total comprehensive income								735
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.04 per share	—	—	—	—	(20)	—	—	(20)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(7)	—	—	(7)
U.S. Treasury preferred stock dividends, $5,000 per share	—	—	—	—	(242)	—	—	(242)
Accretion of discount for preferred stock issued to U.S. Treasury	25	—	—	—	(25)	—	—	—
Stock compensation expense	—	—	—	24	—	—	—	24
Restricted stock activity	—	1	—	(97)	—	66	—	(31)
Amortization of restricted stock compensation	—	—	—	—	—	42	—	42
Issuance of stock for employee benefit plans and other	—	—	—	(45)	2	55	—	12
Fair value election of MSRs	—	—	—	—	89	—	—	89
Adoption of VIE consolidation guidance	—	—	—	—	(7)	—		(7)
Balance, December 31, 2010	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	647	—	—	647
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	—	337	337
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	—	37	37
Change related to employee benefit plans	—	—	—	—	—	—	(241)	(241)
Total comprehensive income								780
Change in noncontrolling interest	—	—	—	—	—	(22)	—	(22)
Common stock dividends, $0.12 per share	—	—	—	—	(64)	—	—	(64)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(7)	—	—	(7)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Purchase of outstanding warrants	—	—	—	(11)	—	—	—	(11)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Issuance of preferred stock	103	—	—	—	—	—	—	103
Excercise of stock options and stock compensation expense	—	—	—	11	—	1	—	12
Restricted stock activity	—	1	—	(58)	—	50	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	1	—	(21)	—	35	—	14
Balance, December 31, 2011	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
1 At December 31, 2011 includes ($851) million for treasury stock, ($48) million for compensation element of restricted stock, and $107 million for noncontrolling interest.
At December 31, 2010 includes ($974) million for treasury stock, ($43) million for compensation element of restricted stock, and $129 million for noncontrolling interest.
At December 31, 2009 includes ($1,104) million for treasury stock, ($59) million for compensation element of restricted stock, and $108 million for noncontrolling interest.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31
(Dollars in millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income/(loss) including income attributable to noncontrolling interest	$660	$206	($1,552)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain from ownership in Visa	—	—	(112)
Depreciation, amortization, and accretion	760	803	966
Goodwill impairment	—	—	751
Mortgage servicing rights impairment recovery	—	—	(199)
Origination of mortgage servicing rights	(224)	(289)	(682)
Provisions for credit losses and foreclosed property	1,664	2,831	4,270
Mortgage repurchase provision	502	456	444
Potential mortgage servicing settlement and claims expense	120	—	—
Deferred income tax expense/(benefit)	83	(171)	(894)
Stock option compensation and amortization of restricted stock compensation	44	66	77
Net (gain)/loss on extinguishment of debt	(3)	70	39
Net securities gains	(117)	(191)	(98)
Net gain on sale of assets	(408)	(597)	(772)
Gain on pension curtailment	(88)	—	—
Net decrease/(increase) in loans held for sale	2,234	1,003	(258)
Net (increase)/decrease in other assets	(497)	(341)	1,523
Net increase/(decrease) in other liabilities	(102)	372	(461)
Net cash provided by operating activities	4,628	4,218	3,042
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	5,557	5,597	3,407
Proceeds from sales of securities available for sale	12,557	17,465	19,488
Purchases of securities available for sale	(18,872)	(20,920)	(33,793)
Proceeds from maturities, calls, and paydowns of trading securities	139	99	148
Proceeds from sales of trading securities	102	132	2,113
Purchases of trading securities	—	—	(86)
Net (increase)/decrease in loans including purchases of loans	(11,034)	(4,566)	8,609
Proceeds from sales of loans	747	936	756
Capital expenditures	(131)	(252)	(212)
Proceeds from sale/redemption of Visa shares	—	—	112
Contingent consideration and other payments related to acquisitions	(24)	(10)	(25)
Proceeds from the sale of other assets	628	800	567
Net cash (used in)/provided by investing activities	(10,331)	(719)	1,084
Cash Flows from Financing Activities
Net increase in total deposits	4,878	1,182	8,085
Assumption of deposits, net	—	—	449
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	6,650	(1,295)	(4,114)
Proceeds from the issuance of long-term debt	1,749	500	575
Repayment of long-term debt	(4,571)	(5,246)	(10,034)
Proceeds from the issuance of common stock	1,017	—	1,830
Proceeds from the issuance of preferred stock	103	—	—
Repurchase of preferred stock	(4,850)	—	(228)
Purchase of outstanding warrants	(11)	—	—
Common and preferred dividends paid	(131)	(259)	(329)
Net cash provided by/(used in) financing activities	4,834	(5,118)	(3,766)
Net (decrease)/increase in cash and cash equivalents	(869)	(1,619)	360
Cash and cash equivalents at beginning of period	5,378	6,997	6,637
Cash and cash equivalents at end of period	$4,509	$5,378	$6,997
Supplemental Disclosures:
Interest paid	$1,138	$1,537	$2,367
Income taxes paid	68	33	45
Income taxes refunded	(1)	(435)	(106)
Loans transferred from loans held for sale to loans	63	213	307
Loans transferred from loans to loans held for sale	754	346	125
Loans transferred from loans and loans held for sale to other real estate owned	725	1,063	812
Amortization of deferred gain on sale/leaseback of premises	59	59	59
Accretion of discount for preferred stock issued to the U.S. Treasury	80	25	23
Extinguishment of forward stock purchase contract	—	—	174
Gain on repurchase of Series A preferred stock	—	—	94
Total assets of newly consolidated VIEs during 2010	—	2,541	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General
SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services, and credit-related insurance. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. SunTrust provides clients with a selection of technology-based banking channels, including the internet, ATMs, and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated under the following business segments during 2011 and 2010: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM, with the remainder in Corporate Other and Treasury.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.
The Company holds VIs, which are contractual ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an on-going basis. The Company consolidates VOEs, which are entities that are not VIEs that are controlled through the Company's equity interests.
Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary of a VIE, that the Company has the ability to exercise significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets at cost, adjusted to reflect the Company's portion of income, loss or dividends of the investee. Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the Consolidated Balance Sheets and dividends received or receivable from these investments are included as a component of other noninterest income in the Consolidated Statements of Income/(Loss).
Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. The Company reports any noncontrolling interests in its subsidiaries in the equity section of the Consolidated Balance Sheets and separately presents the income or loss attributable to the noncontrolling interest of a consolidated subsidiary in its Consolidated Statements of Income/(Loss). Assets and liabilities of purchased companies are initially recorded at estimated fair values at the date of acquisition.
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
The Company evaluated subsequent events through the date its financial statements were issued. For additional information on the Company's subsequent events, see Note 25, "Subsequent Event."
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, Fed funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Notes to Consolidated Financial Statements (Continued)

Securities and Trading Activities
Securities are classified at trade date as trading or securities AFS. Trading account assets and liabilities are carried at fair value with changes in fair value recognized within noninterest income. Realized and unrealized gains and losses are recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss). Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the estimated life of the security. Securities AFS are carried at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss).

On a quarterly basis, securities AFS are reviewed for possible OTTI. In determining whether OTTI exists for securities in an unrealized loss position, the Company assesses whether it has the intent to sell the security or, for debt securities, the Company assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss). If the Company does not intend to sell the debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss), with the remaining impairment recorded in OCI.

The OTTI review for equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the financial condition and near-term prospects of the issuer, and management's intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recognized as a component of noninterest income in the Consolidated Statements of Income/(Loss).
On a quarterly basis, the Company reviews nonmarketable equity securities, which include venture capital equity and certain mezzanine securities that are not publicly traded as well as equity investments acquired for various purposes. These securities are accounted for under the cost or equity method and are included in other assets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividends of the investee. Realized income, realized losses and estimated other-than-temporary unrealized losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income/(Loss).
For additional information on the Company’s securities activities, see Note 5, “Securities Available for Sale.”
Securities Sold Under Repurchase Agreements
Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold, plus accrued interest. The fair value of collateral pledged is continually monitored and additional collateral is pledged or requested to be returned to the Company as deemed appropriate. For additional information on the collateral pledged to secure repurchase agreements, see Note 4, "Trading Assets and Liabilities," and Note 5, "Securities Available for Sale."
Loans Held for Sale
The Company’s LHFS generally includes certain residential mortgage loans, commercial loans, and student loans. Loans are initially classified as LHFS when they are identified as being available for immediate sale and a formal plan exists to sell them. LHFS are recorded at either fair value, if elected, or the lower of cost or fair value on an individual loan basis. Origination fees and costs for LHFS recorded at LOCOM are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for LHFS that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company uses judgment and estimates fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income/(Loss).

Notes to Consolidated Financial Statements (Continued)

The Company may transfer certain residential mortgage loans, commercial loans, and student loans to a held-for-sale classification at LOCOM. At the time of transfer, any credit losses are recorded as a reduction in the ALLL. Subsequent credit losses, as well as incremental interest rate or liquidity related valuation adjustments are recorded as a component of noninterest income in the Consolidated Statements of Income/(Loss). The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value. If a held for sale loan is transferred to held for investment for which fair value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio. For additional information on the Company’s LHFS activities, see Note 6, “Loans.”
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
Commercial loans (commercial & industrial, commercial real estate, and commercial construction) are considered to be past due when payment is not received from the borrower by the contractually specified due date. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been past due 90 days or more, unless the loan is both well secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized after the principal has been reduced to zero. If and when commercial borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status upon meeting all regulatory, accounting, and internal policy requirements.
Consumer loans (guaranteed and private student loans, other direct, indirect, and credit card) are considered to be past due when payment is not received from the borrower by the contractually specified due date. Guaranteed student loans continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Other direct and indirect loans are typically placed on nonaccrual when payments have been past due for 90 days or more except when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. Credit card loans are never placed on nonaccrual status but rather are charged off once they are 180 days past due. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual consumer loans are typically returned to accrual status once they are no longer past due.
Residential loans (guaranteed and nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exception for nonguaranteed residential mortgages, residential construction loans, and home equity products is when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status.
TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure, and the Company has granted an economic concession to the borrower. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a residential loan becomes a TDR, the Company expects that the loan will likely continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.

Notes to Consolidated Financial Statements (Continued)

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as an adjustment of the yield. If a loan is never funded, the commitment fee is recognized into noninterest income at the expiration of the commitment period. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly-originated loans that are accounted for at fair value. For additional information on the Company's loans activities, see Note 6, “Loans.”
Allowance for Credit Losses
The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Such evaluation considers numerous factors for each of the loan portfolio segments, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.
Large commercial (all loan classes) nonaccrual loans and certain consumer (other direct and credit card), residential (nonguaranteed residential mortgages, home equity products, and residential construction), and commercial (all classes) loans whose terms have been modified in a TDR are individually identified for evaluation of impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. Any change in the present value attributable to the passage of time is recognized through the provision for credit losses.
General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience, portfolio trends, regional and national economic conditions, and expected LGD derived from the Company’s internal risk rating process. Other adjustments may be made to the ALLL after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or other risk rating data. These influences may include elements such as changes in credit underwriting, concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.
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

Notes to Consolidated Financial Statements (Continued)

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
For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to net realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, typically at 180 days past due, the Company obtains a new valuation annually. Any additional loss based on the new valuation is either charged-off or provided for through the ALLL. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable MSA or other market information.
In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and through the third quarter of 2009, the provision associated with changes in the unfunded lending commitment reserve was reported in the Consolidated Statements of Income/(Loss) in noninterest expense. Beginning in the fourth quarter of 2009, the Company began recording changes in the unfunded lending commitment reserve in the provision for credit losses. For additional information on the Company's Allowance for Credit Loss activities, see Note 7, “Allowance for Credit Losses.”
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated predominantly using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term, depending on whether the lease meets the transfer of ownership or bargain-purchase option criterion. Certain leases are capitalized as assets for financial reporting purposes and are amortized using the straight-line method of amortization over the assets’ estimated useful lives or the lease terms, depending on the criteria that gave rise to the capitalization of the assets. Construction and software in process includes in process branch expansion, branch renovation, and software development projects. Upon completion, branch related projects are maintained in premises and equipment while completed software projects are reclassified to other assets. Maintenance and repairs are charged to expense, and improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For additional information on the Company’s premises and equipment activities, see Note 8, “Premises and Equipment.”
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
Identified intangible assets that have a designated finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

Notes to Consolidated Financial Statements (Continued)

MSRs
The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSRs when loans are sold and the associated servicing rights are retained. Effective January 1, 2009, MSRs related to loans originated and sold after January 1, 2008 were accounted for at fair value. Effective January 1, 2010, the Company elected to record MSRs related to loans originated and sold before January 1, 2008, at fair value. These MSRs were previously carried at LOCOM. The Company now records all MSRs at fair value. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The Company actively hedges its MSRs.The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. The carrying value of MSRs is reported on the Consolidated Balance Sheets in other intangible assets. Servicing fees are recognized as they are received and changes in fair value are also reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss). For additional information on the Company’s servicing fees, see Note 9, “Goodwill and Other Intangible Assets.”
Other Real Estate Owned
Assets acquired through, or in lieu of loan foreclosure are held for sale and are initially recorded at the lower of the loan’s cost basis or the asset’s fair value at the date of foreclosure, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the ALLL at the date of transfer into OREO. The Company estimates market values primarily based on appraisals and other market information. Subsequent changes in value of the assets are reported as adjustments to the asset’s carrying amount. Subsequent to foreclosure, changes in value along with gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income/(Loss). For additional information on the Company's activities related to OREO, see Note 19, “Fair Value Election and Measurement.”
Loan Sales and Securitizations
The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Previously when the Company retained securitized interests, the cost basis of the securitized financial assets were allocated between the sold and retained portions based on their relative fair values. The gain or loss on sale was then calculated based on the difference between proceeds received, which includes cash proceeds and the fair value of MSRs, if any, and the cost basis allocated to the sold interests. The retained interests were subsequently carried at fair value. Since January 1, 2010, retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and carried at fair value, which is based on independent, third-party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. For additional information on the Company’s securitization activities, see Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes
The provision/(benefit) for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities and tax credits from community reinvestment activities. Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision/(benefit) for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In computing the income tax provision/(benefit), the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of income tax provision/(benefit). For additional information on the Company’s activities related to income taxes, see Note 15, “Income Taxes.”
Earnings Per Share
Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders

Notes to Consolidated Financial Statements (Continued)

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
Net income available to common shareholders represents net income/(loss) after preferred stock dividends, accretion of the discount on preferred stock issuances, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, see Note 13, “Net Income/(Loss) Per Share.”
Guarantees
The Company recognizes a liability at the inception of a guarantee, at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make payment to a guaranteed party based upon changes in an underlying asset, liability or equity security of the guaranteed party, or upon failure of a third-party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 18, “Reinsurance Arrangements and Guarantees.”
Derivative Financial Instruments and Hedging Activities
The Company records all contracts that satisfy the definition of a derivative at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon its classification as either a freestanding derivative or a derivative that has been designated as a hedging instrument. The Company offsets cash collateral paid to and received from derivatives counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet derivatives accounting guidance.
Changes in the fair value of freestanding derivatives are recorded in noninterest income. Freestanding derivatives include derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified market risks, along with certain IRLCs on residential mortgage loans that are a normal part of the Company’s operations. The Company also evaluates contracts, such as brokered deposits and short-term debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives. For certain contracts containing embedded derivatives, the Company has elected not to bifurcate the embedded derivative and instead carry the entire contract at fair value.
Certain derivatives are also used as risk management tools and designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, and (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.
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

Notes to Consolidated Financial Statements (Continued)

Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any unrealized gains and losses in AOCI would be immediately reclassified to earnings. For additional information on the Company’s derivative activities, see Note 17, “Derivative Financial Instruments,” and Note 19, “Fair Value Election and Measurement.”
Stock-Based Compensation
The Company sponsors stock plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions whereby the fair value of the award at grant date is expensed over the award’s vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For additional information on the Company’s stock-based employee compensation plans, see Note 16, “Employee Benefit Plans.”
Employee Benefits
Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of restricted stock, stock option awards, and costs of other employee benefits. For additional information on the Company's employee benefit plans, see Note 16, “Employee Benefit Plans.”
Foreign Currency Transactions
Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value. Gains and losses resulting from such valuations are included in noninterest income in the Consolidated Statements of Income/(Loss).
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
To determine the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. If available, the Company looks to active and observable markets to price identical assets or liabilities. If identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, the Company uses alternative valuation techniques to derive a fair value measurement for those assets and liabilities that are either not actively traded in observable markets or for which market observable inputs are

Notes to Consolidated Financial Statements (Continued)

not available. For additional information on the Company’s valuation of its assets and liabilities held at fair value, see Note 19, “Fair Value Election and Measurement.”
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The ASU provides additional guidance to assist creditors in determining whether a modification of a receivable meets the criteria to be considered a TDR, both for purposes of recognizing loan losses and additional disclosures regarding TDRs. A modification of a credit arrangement constitutes a TDR if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs was applied prospectively beginning on July 1, 2011. The related disclosures, which were previously deferred by ASU 2011-01, were required for the interim reporting period ending September 30, 2011 and subsequent reporting periods. The required disclosures and impact as a result of adoption are included in Note 6, “Loans.” The adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or EPS.
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
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The primary purpose of the ASU is to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS. The ASU also clarifies how to apply existing fair value measurement and disclosure requirements. Further, the ASU requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU is effective for the interim reporting period ending March 31, 2012. The Company has adopted the standard as of January 1, 2012. The adoption did not have a significant impact on the Company’s financial position, results of operations, or EPS.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05," which deferred the effective date for the amendments to the reclassification of items out of AOCI. The guidance, with the exception of reclassification adjustments, is effective on January 1, 2012 and must be applied retrospectively for all periods presented. The Company has adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company’s financial position, results of operations, or EPS.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU amends interim and annual goodwill impairment testing requirements. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests beginning January 1, 2012. The Company has adopted the standard as of January 1, 2012 and will apply the new guidance to future goodwill impairment testing, but the Company does not expect the standard to have a substantive impact on its goodwill impairment evaluation.
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for the interim reporting period ending March 31, 2013 with retrospective disclosure for all comparative periods presented. The Company is evaluating the impact of the ASU; however, it is not expected to materially impact the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Continued)

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the three year period ended December 31, 2011, the Company consummated the following acquisitions and dispositions:

(Dollars in millions)	Date	Cash or other consideration (paid)/ received	Goodwill	Other Intangibles	Gain	Comments
2011
Acquisition of certain additional assets of CSI Capital Management	5/9/2011	($19)	$20	$7	$—	Goodwill and intangibles recorded are tax-deductible.
2010
Disposition of certain money market fund management business	various	7	—	11	18
2009
Acquisition of assets of Martin Kelly Capital Management	12/22/2009	(2)	1	1	—	Goodwill and intangibles recorded are tax-deductible.
Acquisition of certain assets of CSI Capital Management	11/30/2009	(3)	1	2	—	Goodwill and intangibles recorded are tax-deductible.
Acquisition of assets of Epic Advisors, Inc.	4/1/2009	(2)	5	1	—	Goodwill and intangibles recorded are tax-deductible.

In January 2012, the Company announced the signing of a definitive agreement to acquire substantially all of the assets of an online lender, FirstAgain, LLC. Pending customary regulatory approvals, the Company expects the acquisition to be completed in the second quarter of 2012 and does not expect the impact on the Company’s financial position, results of operations, or EPS to be material.

NOTE 3 - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
Securities purchased under agreements to resell were $792 million and $1.1 billion at December 31, 2011 and 2010, respectively.
These agreements are collateralized by U.S. government or agency securities, and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale agreements. The total market value of the collateral held was $806 million and $1.1 billion at December 31, 2011 and 2010, of which $247 million and $165 million was repledged, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE 4 - TRADING ASSETS AND LIABILITIES
The fair values of the components of trading assets and liabilities at December 31 were as follows:

(Dollars in millions)	2011	2010
Trading Assets
U.S. Treasury securities	$144	$187
Federal agency securities	478	361
U.S. states and political subdivisions	54	123
MBS - agency	412	301
MBS - private	1	15
CDO securities	45	55
ABS	37	59
Corporate and other debt securities	344	743
CP	229	14
Equity securities	91	221
Derivative contracts [1]	2,414	2,743
Trading loans [2]	2,030	1,353
Total trading assets	$6,279	$6,175
Trading Liabilities
U.S. Treasury securities	$569	$439
Corporate and other debt securities	77	398
Equity securities	37	—
Derivative contracts [1]	1,123	1,841
Total trading liabilities	$1,806	$2,678

1The current year amount is offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements, due to resolution during the year of certain operational limitations. This presentation is in accordance with applicable accounting standards and applied prospectively.
2Includes loans related to TRS.
See Note 20, “Contingencies,” to the Consolidated Financial Statements for information concerning ARS added to trading assets in 2008 as well as the current position in those assets at December 31, 2011.
Trading instruments are used as part of the Company’s overall balance sheet management strategies and through its broker/dealer subsidiary, to support client requirements. The Company manages the potential market volatility associated with the trading instruments, utilized for balance sheet management, with appropriate duration and/or hedging strategies. The size, volume and nature of the trading instruments can vary based on economic and Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company has policies and procedures to manage market risk associated with these client trading activities and assumes a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $770 million and $823 million of certain trading assets and cash equivalents to secure $747 million and $793 million of repurchase agreements as of December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117

	December 31, 2010
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$5,446	$115	$45	$5,516
Federal agency securities	1,883	19	7	1,895
U.S. states and political subdivisions	565	17	3	579
MBS - agency	14,014	372	28	14,358
MBS - private	378	3	34	347
CDO/CLO securities	50	—	—	50
ABS	798	15	5	808
Corporate and other debt securities	464	19	1	482
Coke common stock	—	1,973	—	1,973
Other equity securities[1]	886	1	—	887
Total securities AFS	$24,484	$2,534	$123	$26,895
1At December 31, 2011, other equity securities included the following securities at cost: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $187 million in mutual fund investments. At December 31, 2010, other equity securities included the following securities at cost: $298 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock, and $197 million in mutual fund investments.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $9.1 billion and $6.9 billion as of December 31, 2011 and 2010, respectively. Further, under The Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 17, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments in debt securities at December 31, 2011 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$9	$212	$450	$—	$671
Federal agency securities	88	1,620	80	55	1,843
U.S. states and political subdivisions	135	223	22	57	437
MBS - agency	802	15,833	1,415	2,430	20,480
MBS - private	—	196	56	—	252
CDO/CLO securities	—	50	—	—	50
ABS	260	200	—	—	460
Corporate and other debt securities	7	4	17	21	49
Total debt securities	$1,301	$18,338	$2,040	$2,563	$24,242
Fair Value:
U.S. Treasury securities	$9	$223	$462	$—	$694
Federal agency securities	89	1,697	89	57	1,932
U.S. states and political subdivisions	138	239	22	55	454
MBS - agency	840	16,434	1,478	2,471	21,223
MBS - private	—	167	54	—	221
CDO/CLO securities	—	50	—	—	50
ABS	266	198	—	—	464
Corporate and other debt securities	7	4	19	21	51
Total debt securities	$1,349	$19,012	$2,124	$2,604	$25,089

Notes to Consolidated Financial Statements (Continued)

Securities in an Unrealized Loss Position
The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. As of December 31, 2011, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies.”

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$10	$—	$—	$—	$10	$—
U.S. states and political subdivisions	1	—	28	4	29	4
MBS - agency	224	—	1	—	225	—
CDO/CLO securities	50	—	—	—	50	—
ABS	—	—	11	5	11	5
Total temporarily impaired securities	285	—	40	9	325	9
Other-than-temporarily impaired securities:[1]
MBS - private	15	1	206	30	221	31
ABS	1	—	3	2	4	2
Total other-than-temporarily impaired securities	16	1	209	32	225	33
Total impaired securities	$301	$1	$249	$41	$550	$42

	December 31, 2010
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$2,010	$45	$—	$—	$2,010	$45
Federal agency securities	1,426	7	—	—	1,426	7
U.S. states and political subdivisions	45	1	35	2	80	3
MBS - agency	3,497	28	—	—	3,497	28
MBS - private	18	—	17	3	35	3
ABS	—	—	14	4	14	4
Corporate and other debt securities	—	—	3	1	3	1
Total temporarily impaired securities	6,996	81	69	10	7,065	91
Other-than-temporarily impaired securities:[1]
MBS - private	—	—	286	31	286	31
ABS	4	1	—	—	4	1
Total other-than-temporarily impaired securities	4	1	286	31	290	32
Total impaired securities	$7,000	$82	$355	$41	$7,355	$123
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
The Company adopted the updated accounting guidance for determining OTTI on securities on April 1, 2009, and in conjunction therewith, analyzed the securities for which it had previously recognized OTTI and recognized a cumulative effect adjustment, representing the non-credit component of OTTI of $8 million, net of tax. The Company had previously recorded the non-credit component as impairment through earnings; therefore, this amount was reclassified from retained earnings to AOCI.
Unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months include municipal ARS and one ABS collateralized by 1999 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and

Notes to Consolidated Financial Statements (Continued)

the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS is also highly-rated, continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to private MBS as of December 31, 2011, includes purchased and retained interests from 2007 vintage securitizations. The unrealized OTTI loss relating to ABS is related to four securities within the portfolio that are 2003 and 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved such that the amount of expected credit losses was reduced, and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Gross realized gains	$210	$210	$152
Gross realized losses	(87)	(17)	(34)
OTTI	(6)	(2)	(20)
Net securities gains	$117	$191	$98

The securities that gave rise to the $6 million credit impairment recognized during the year ended December 31, 2011 consisted of private MBS with a fair value of $167 million at December 31, 2011. The securities impacted by credit impairment during the year ended December 31, 2010, consisted of private MBS with a fair value of $1 million as of December 31, 2010, and $311 million as of December 31, 2009. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled at the loan level underlying each security, and the Company also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation/depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the years ended December 31, 2011, 2010, and 2009, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. The majority of the OTTI was taken on private MBS which were originated by the Company and, therefore, have geographic concentrations in the Company’s primary footprint. Additionally, the Company has not purchased new private MBS during the year ended December 31, 2011, and continues to reduce existing exposure primarily through paydowns.

	Year Ended December 31		Year Ended December 31
	2011	2010	2009
(Dollars in millions)	MBS - Private	MBS - Private	MBS - Private	Corporate Bonds
OTTI[1]	$7	$2	$112	$1
Portion of losses recognized in AOCI (before taxes)	1	—	93	—
Net impairment (gains)/losses recognized in earnings	$6	$2	$19	$1
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.
The Company held stock in the FHLB of Atlanta totaling $342 million and $298 million at December 31, 2011 and December 31, 2010, respectively. The Company accounts for the stock based on relevant accounting guidance, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at December 31, 2011 and believes its holdings in the stock are ultimately recoverable at par. Additionally, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Notes to Consolidated Financial Statements (Continued)

The following is a rollforward of credit losses recognized in earnings for the years ended December 31, 2011, 2010, and 2009 related to securities for which some portion of the OTTI loss remains in AOCI:

(Dollars in millions)
Balance, as of January 1, 2011	$20
Additions:
OTTI credit losses on previously impaired securities	6
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)
Balance, as of December 31, 2011	$25

Balance, as of January 1, 2010	$22
Additions/Reductions:[1]
Increases in expected cash flows recognized over the remaining life of the securities	(2)
Balance, as of December 31, 2010	$20

Balance, as of April 1, 2009, effective date	$8
Additions:
OTTI credit losses on securities not previously impaired	18
Reductions:
Credit impaired securities sold, matured, or written off	(4)
Balance, as of December 31, 2009 [2]	$22
1During the year ended December 31, 2010, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from this amount.
2During the year ended December 31, 2009, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from this amount.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the years ended December 31, 2011, 2010, and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Current default rate	4 - 8%	2 - 7%	2 - 17%
Prepayment rate	12 - 22%	14 - 22%	6 - 21%
Loss severity	39 - 46%	37 - 46%	35 - 52%

As noted in the table, during 2010, there was generally an improvement or stabilization in all of the major assumptions used to evaluate the private MBS for credit impairment and there were no material changes in the assumptions used to evaluate the private MBS for credit impairment during 2011.

Notes to Consolidated Financial Statements (Continued)

NOTE 6 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio at December 31 is shown in the following table:

(Dollars in millions)	2011	2010
Commercial loans:
Commercial & industrial	$49,538	$44,753
Commercial real estate	5,094	6,167
Commercial construction	1,240	2,568
Total commercial loans	55,872	53,488
Residential loans:
Residential mortgages - guaranteed	6,672	4,520
Residential mortgages - nonguaranteed[1]	23,243	23,959
Home equity products	15,765	16,751
Residential construction	980	1,291
Total residential loans	46,660	46,521
Consumer loans:
Guaranteed student loans	7,199	4,260
Other direct	2,059	1,722
Indirect	10,165	9,499
Credit cards	540	485
Total consumer loans	19,963	15,966
LHFI	$122,495	$115,975
LHFS	$2,353	$3,501
1Includes $431 million and $488 million of loans carried at fair value at December 31, 2011 and 2010, respectively.
As of December 31, 2011 and 2010, the Company had pledged $51.4 billion and $50.2 billion of net eligible loan collateral to support $34.8 billion and $31.2 billion in available borrowing capacity at either the Federal Reserve discount window or the FHLB of Atlanta, respectively. Of the available borrowing capacity, $7.0 billion and $34 million of FHLB advances were outstanding and $1.8 billion and $6.1 billion of undrawn FHLB letters of credit were outstanding as of December 31, 2011 and 2010, respectively.
During the years ended December 31, 2011 and 2010, the Company transferred $63 million and $213 million, respectively, in LHFS to LHFI. During the years ended December 31, 2011 and 2010, the Company transferred $754 million and $346 million, respectively, in LHFI to LHFS. Additionally, during the years ended December 31, 2011 and 2010, the Company sold $725 million and $740 million in loans and leases that had been held for investment at December 31, 2011 and 2010 for gains of $22 million and $6 million, respectively.

Credit Quality Evaluation
The Company evaluates the credit quality of its loan portfolio by employing a dual internal risk rating system, which assigns both PD and LGD ratings to derive expected losses. Assignment of PD and LGD ratings are predicated upon numerous factors, including consumer credit risk scores, rating agency information, borrower/guarantor financial capacity, LTV ratios, collateral type, debt service coverage ratios, collection experience, other internal metrics/analysis and qualitative assessments.
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low expectations of default. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves and ongoing credit management requirements.

Notes to Consolidated Financial Statements (Continued)

Criticized assets have a higher PD. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Non-Performing (which includes a portion of Adversely Classified, Doubtful, and Loss). This distinction identifies those higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.
Risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, loan characteristics and portfolio trends. In addition, management routinely reviews portfolio risk ratings, trends and concentrations to support risk identification and mitigation activities.
For consumer and residential loans, the Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. However, for government guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. As of December 31, 2011 and 2010, 79% and 77%, respectively, of the guaranteed student loan portfolio was current with respect to payments; however, the loss exposure to the Company was mitigated by the government guarantee.

LHFI by credit quality indicator at December 31 are shown in the tables below:

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Credit rating:
Pass	$47,683	$42,140	$3,845	$4,316	$581	$836
Criticized accruing	1,507	2,029	961	1,509	369	771
Criticized nonaccruing	348	584	288	342	290	961
Total	$49,538	$44,753	$5,094	$6,167	$1,240	$2,568

	Residential mortgages - nonguaranteed [2]		Home equity products		Residential construction
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Current FICO score range:
700 and above	$16,139	$15,920	$11,084	$11,673	$661	$828
620 - 699	4,132	4,457	2,903	2,897	202	258
Below 620[1]	2,972	3,582	1,778	2,181	117	205
Total	$23,243	$23,959	$15,765	$16,751	$980	$1,291

	Consumer - other direct [3]		Consumer - indirect		Consumer - credit cards
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Current FICO score range:
700 and above	$1,251	$973	$7,397	$6,780	$347	$258
620 - 699	273	231	1,990	1,799	142	149
Below 620[1]	86	105	778	920	51	78
Total	$1,610	$1,309	$10,165	$9,499	$540	$485

1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
2Excludes $6.7 billion and $4.5 billion at December 31, 2011 and 2010, respectively, of guaranteed residential loans. At both December 31, 2011 and 2010, the majority of these loans had FICO scores of 700 and above.
3Excludes $449 million and $413 million as of December 31, 2011 and 2010, respectively, of private-label student loans with third party insurance. At December 31, 2011 and 2010, the majority of these loans had FICO scores of 700 and above.

Notes to Consolidated Financial Statements (Continued)

The payment status for the LHFI portfolio as of December 31 is shown in the tables below:

	2011
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[2]	Total
Commercial loans:
Commercial & industrial	$49,098	$80	$12	$348	$49,538
Commercial real estate	4,797	9	—	288	5,094
Commercial construction	943	7	—	290	1,240
Total commercial loans	54,838	96	12	926	55,872
Residential loans:
Residential mortgages - guaranteed	5,394	176	1,102	—	6,672
Residential mortgages - nonguaranteed[1]	21,501	324	26	1,392	23,243
Home equity products	15,223	204	—	338	15,765
Residential construction	737	22	1	220	980
Total residential loans	42,855	726	1,129	1,950	46,660
Consumer loans:
Guaranteed student loans	5,690	640	869	—	7,199
Other direct	2,032	14	6	7	2,059
Indirect	10,074	66	5	20	10,165
Credit cards	526	7	7	—	540
Total consumer loans	18,322	727	887	27	19,963
Total LHFI	$116,015	$1,549	$2,028	$2,903	$122,495
1Includes $431 million of loans carried at fair value.
2Total nonaccruing loans past due 90 days or more totaled $2.3 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	2010
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[2]	Total
Commercial loans:
Commercial & industrial	$44,046	$111	$12	$584	$44,753
Commercial real estate	5,794	27	4	342	6,167
Commercial construction	1,595	11	1	961	2,568
Total commercial loans	51,435	149	17	1,887	53,488
Residential loans:
Residential mortgages - guaranteed	3,469	167	884	—	4,520
Residential mortgages - nonguaranteed[1]	21,916	456	44	1,543	23,959
Home equity products	16,162	234	—	355	16,751
Residential construction	953	42	6	290	1,291
Total residential loans	42,500	899	934	2,188	46,521
Consumer loans:
Guaranteed student loans	3,281	383	596	—	4,260
Other direct	1,692	15	5	10	1,722
Indirect	9,400	74	—	25	9,499
Credit cards	460	12	13	—	485
Total consumer loans	14,833	484	614	35	15,966
Total LHFI	$108,768	$1,532	$1,565	$4,110	$115,975
1Includes $488 million of loans carried at fair value.
2Total nonaccruing loans past due 90 days or more totaled $3.3 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

Notes to Consolidated Financial Statements (Continued)

Impaired Loans

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $4 million and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	As of December 31, 2011			Year Ended December 31, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$93	$73	$—	$109	$3
Commercial real estate	58	50	—	56	1
Commercial construction	45	40	—	47	1
Total commercial loans	196	163	—	212	5
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	76	67	9	68	1
Commercial real estate	111	82	15	103	2
Commercial construction	132	100	10	121	2
Total commercial loans	319	249	34	292	5
Residential loans:
Residential mortgages - nonguaranteed	2,797	2,405	293	2,451	88
Home equity products	553	515	86	528	23
Residential construction	246	221	26	229	8
Total residential loans	3,596	3,141	405	3,208	119
Consumer loans:
Other direct	12	12	1	13	1
Credit cards	27	27	8	26	2
Total consumer loans	39	39	9	39	3
Total impaired loans	$4,150	$3,592	$448	$3,751	$132
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the year ended December 31, 2011, cash basis interest income was $25 million.

Notes to Consolidated Financial Statements (Continued)

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

Included in the impaired loan balances above were $2.6 billion and $2.5 billion of accruing TDRs at December 31, 2011 and 2010, respectively, of which 93% and 85% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Nonperforming assets at December 31 are shown in the following table:

(Dollars in millions)	2011	2010
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial	$348	$584
Commercial real estate	288	342
Commercial construction	290	961
Residential loans:
Residential mortgages - nonguaranteed	1,392	1,543
Home equity products	338	355
Residential construction	220	290
Consumer loans:
Other direct	7	10
Indirect	20	25
Total nonaccrual/NPLs	2,903	4,110
OREO[1]	479	596
Other repossessed assets	10	52
Total nonperforming assets	$3,392	$4,758

1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $132 million and $195 million at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

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

As a result of adopting newly issued accounting guidance during 2011 that clarifies a creditor's determination of whether a restructuring is a TDR, the Company reassessed all loan restructurings that occurred between January 1, 2011 and June 30, 2011 for identification as TDRs. The reassessment resulted in the identification of $93 million of additional TDRs as of the adoption date of July 1, 2011. During the third quarter, these loans were evaluated for impairment and an incremental allowance of $4 million was recognized.
At December 31, 2011 and 2010, the Company had $5 million and $15 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.
The number and amortized cost of loans modified under the terms of a TDR during the year ended December 31, 2011, by type of modification, are shown in the following tables:

(Dollars in millions)	Number of Loans Modified	Principal Forgiveness[1]	Rate Modification[2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	466	$26	$28	$47	$101
Commercial real estate	40	35	25	14	74
Commercial construction	49	20	8	77	105
Residential loans:
Residential mortgages - nonguaranteed	1,018	—	238	26	264
Home equity products	1,701	—	130	6	136
Residential construction	421	—	16	46	62
Consumer loans:
Other direct	80	—	—	4	4
Credit cards	2,336	—	13	—	13
Total TDRs	6,111	$81	$458	$220	$759
1Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the year ended December 31, 2011 was $14 million, substantially all of which related to Commercial construction. There was no principal forgiveness for Residential or Consumer loans during the year ended December 31, 2011.
2Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Continued)

The preceding table represents loans modified under the terms of a TDR during the year ended December 31, 2011, whereas the following table represents loans modified as a TDR over a longer time period between January 1, 2010 and December 31, 2011 that became 90 days or more delinquent during the year ended December 31, 2011.

(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	51	$10
Commercial real estate	10	17
Commercial construction	23	15
Residential loans:
Residential mortgages	271	75
Home equity products	127	13
Residential construction	25	3
Consumer loans:
Other direct	2	—
Credit cards	377	3
Total TDRs	886	$136

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $630 million and $446 million at December 31, 2011 and 2010, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2011, the Company owned $46.7 billion in residential loans, representing 38% of total LHFI, and had $12.7 billion in commitments to extend credit on home equity lines and $7.8 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2011, 14% were guaranteed by a federal agency or a GSE. At December 31, 2010, the Company owned $46.5 billion in residential real estate loans, representing 40% of total LHFI, and had $13.6 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2010, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $14.7 billion and $16.1 billion of mortgage loans at December 31, 2011 and 2010, respectively, that included terms such as an interest only feature, a high LTV ratio, or a junior lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $9.4 billion and $11.0 billion were interest only loans, primarily with a ten year interest only period. Approximately $1.9 billion of those interest only loans as of December 31, 2011 and $2.2 billion as of December 31, 2010, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were junior liens. Additionally, the Company owned approximately $5.3 billion and $5.0 billion of amortizing loans with no mortgage insurance as of December 31, 2011 and 2010, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and junior liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance have increased as the benefits of mortgage insurance covering certain junior lien mortgage loans have been exhausted, resulting in the loans effectively no longer being insured.

Notes to Consolidated Financial Statements (Continued)

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses at December 31 is summarized in the table below:

(Dollars in millions)	2011	2010	2009
Balance at beginning of period	$3,032	$3,235	$2,379
Allowance recorded upon VIE consolidation	—	1	—
Provision for loan losses	1,523	2,708	4,007
(Benefit)/provision for unfunded commitments[1]	(10)	(57)	87
Loan charge-offs	(2,241)	(3,018)	(3,398)
Loan recoveries	201	163	160
Balance at end of period	$2,505	$3,032	$3,235
Components:
ALLL	$2,457	$2,974	$3,120
Unfunded commitments reserve[2]	48	58	115
Allowance for credit losses	$2,505	$3,032	$3,235
1 Beginning in the fourth quarter of 2009, the Company recognized the (benefit)/provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income/(Loss). Considering the immateriality of this provision prior to the fourth quarter of 2009, the (benefit)/provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income/(Loss).
2 The unfunded commitments reserve is separately recognized in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by segment at December 31 is presented in the tables below:

	2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	324	1,113	86	1,523
Loan charge-offs	(803)	(1,275)	(163)	(2,241)
Loan recoveries	140	18	43	201
Balance at end of period	$964	$1,354	$139	$2,457

	2010
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,353	$1,592	$175	$3,120
Allowance recorded upon VIE consolidation	—	—	1	1
Provision for loan losses	938	1,622	148	2,708
Loan charge-offs	(1,087)	(1,736)	(195)	(3,018)
Loan recoveries	99	20	44	163
Balance at end of period	$1,303	$1,498	$173	$2,974

As further discussed in Note 1, “Significant Accounting Policies,” the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs, and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Continued)

The Company’s LHFI portfolio and related ALLL at December 31 is shown in the tables below:

	2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$412	$34	$3,141	$405	$39	$9	$3,592	$448
Collectively evaluated	55,458	930	43,088	949	19,924	130	118,470	2,009
Total evaluated	55,870	964	46,229	1,354	19,963	139	122,062	2,457
LHFI at fair value	2	—	431	—	—	—	433	—
Total LHFI	$55,872	$964	$46,660	$1,354	$19,963	$139	$122,495	$2,457

	2010
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$906	$175	$3,166	$428	$11	$2	$4,083	$605
Collectively evaluated	52,578	1,128	42,867	1,070	15,955	171	111,400	2,369
Total evaluated	53,484	1,303	46,033	1,498	15,966	173	115,483	2,974
LHFI at fair value	4	—	488	—	—	—	492	—
Total LHFI	$53,488	$1,303	$46,521	$1,498	$15,966	$173	$115,975	$2,974

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment as of December 31 consisted of the following:

(Dollars in millions)	Useful Life	2011	2010
Land	Indefinite	$358	$353
Buildings and improvements	2 - 40 years	1,033	1,008
Leasehold improvements	1 - 30 years	580	577
Furniture and equipment	1 - 20 years	1,322	1,385
Construction in progress		105	168
		3,398	3,491
Less accumulated depreciation and amortization		1,834	1,871
Total premises and equipment		$1,564	$1,620
The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were immaterial as of December 31, 2011 and 2010.

Notes to Consolidated Financial Statements (Continued)

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2011 were as follows:

(Dollars in millions)	Operating Leases	Capital Leases
2012	$214	$2
2013	205	2
2014	194	2
2015	177	2
2016	169	2
Thereafter	509	6
Total minimum lease payments	$1,468	16
Amounts representing interest		4
Present value of net minimum lease payments		$12
Net premises and equipment included $7 million related to capital leases as of both December 31, 2011 and 2010. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $184 million, $179 million, and $171 million for the years ended December 31, 2011, 2010, and 2009, respectively. Depreciation/amortization expense for the years ended December 31, 2011, 2010, and 2009 totaled $181 million, $177 million, and $182 million, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. As of December 31, 2011 and 2010, the Company's reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, CIB, and W&IM. Based on our annual impairment analysis of goodwill as of September 30, 2011, we determined there is no goodwill impairment as the fair value for all reporting units is in excess of the respective reporting unit's carrying value by the following percentages:
Branch Banking            12%
Diversified Commercial Banking    27%
CIB                36%
W&IM                150%

The Company monitored events and circumstances during the fourth quarter of 2011, and it determined that there is no goodwill impairment as of December 31, 2011. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31 are as follows:

(Dollars in millions)	Retail & Commercial	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Total
Balance, January 1, 2011	$—	$4,854	$928	$180	$361	$6,323
Contingent consideration	—	—	—	—	1	1
Acquisition of certain additional assets of CSI Capital Management	—	—	—	—	20	20
Balance, December 31, 2011	$—	$4,854	$928	$180	$382	$6,344

Balance, January 1, 2010	$5,739	$—	$—	$223	$357	$6,319
Intersegment transfers	(5,739)	4,854	928	(43)	—	—
Contingent consideration	—	—	—	—	4	4
Balance, December 31, 2010	$—	$4,854	$928	$180	$361	$6,323

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the year ended December 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - LOCOM	MSRs - Fair Value	Other	Total
Balance, January 1, 2011	$67	$—	$1,439	$65	$1,571
Amortization	(29)	—	—	(14)	(43)
MSRs originated	—	—	224	—	224
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	—	(533)	—	(533)
Other changes in fair value [2]	—	—	(200)	—	(200)
Sale of MSRs	—	—	(9)	—	(9)
Other	—	—	—	7	7
Balance, December 31, 2011	$38	$—	$921	$58	$1,017

Balance, January 1, 2010	$104	$604	$936	$67	$1,711
Designated at fair value (transfers from amortized cost)	—	(604)	604	—	—
Amortization	(37)	—	—	(13)	(50)
MSRs originated	—	—	289	—	289
Changes in fair value:
Due to fair value election	—	—	145	—	145
Due to changes in inputs and assumptions [1]	—	—	(275)	—	(275)
Other changes in fair value [2]	—	—	(238)	—	(238)
Sale of MSRs	—	—	(22)	—	(22)
Other	—	—	—	11	11
Balance, December 31, 2010	$67	$—	$1,439	$65	$1,571
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)	Core Deposit Intangibles	Other	Total
2012	$21	$13	$34
2013	13	11	24
2014	4	9	13
2015	—	8	8
2016	—	5	5
Thereafter	—	12	12
Total	$38	$58	$96

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company’s Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the year ended December 31, 2011, 2010, and 2009 was $364 million, $399 million, and $354 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income/(Loss).

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011, 2010, and 2009, the total unpaid principal balance of mortgage loans serviced was $157.8 billion, $167.2 billion, and $178.9 billion, respectively. Included in these amounts were $124.1 billion, $134.1 billion, and $146.7 billion as of December 31, 2011, 2010, and 2009, respectively, of loans serviced for third parties. During the year ended December 31, 2011, the Company sold MSRs on residential loans with an unpaid principal balance of $2.3 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.
A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of December 31, 2011 and 2010, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Approximately 80% of the decrease in fair value during the year ended December 31, 2011 was driven by an assumed increase in prepayment speeds as a result of lower interest rates. Additionally, the balance of loans serviced for others declined 7% during 2011.

(Dollars in millions)	2011	2010
Fair value of retained MSRs	$921	$1,439
Prepayment rate assumption (annual)	20%	12%
Decline in fair value from 10% adverse change	$52	$50
Decline in fair value from 20% adverse change	98	95
Discount rate (annual)	11%	12%
Decline in fair value from 10% adverse change	$33	$68
Decline in fair value from 20% adverse change	63	130
Weighted-average life (in years)	4.3	6.2
Weighted-average coupon	5.2%	5.4%

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

NOTE 10 - OTHER SHORT-TERM BORROWINGS
Other short-term borrowings as of December 31 include:

	2011		2010
(Dollars in millions)	Balance	Rates	Balance	Rates
FHLB advances	$7,000.14%		$—	—%
Master notes	1,710.40		1,355.40
Dealer collateral	265	various	1,005	various
U.S. Treasury demand notes	—	—	124	—
CP	—	—	99.51
Funds purchased maturing in over one day	—	—	75.35
Other	8	2.7	32	various

Total other short-term borrowings	$8,983		$2,690

The average balances of other short-term borrowings for the years ended December 31, 2011 and 2010 were $3.5 billion and $3.0 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2011 and 2010 were $9.0 billion and $4.9 billion, respectively. As of December 31, 2011, the Company had collateral pledged to the Federal Reserve discount window to support $19.5 billion of available, unused borrowing capacity.

Notes to Consolidated Financial Statements (Continued)

NOTE 11 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. In accordance with the accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS as well as servicing rights retained and guarantee liabilities incurred. See Note 19, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies.
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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $397 million, $588 million, and $707 million, including servicing rights for the years ended December 31, 2011, 2010, and 2009, respectively. These gains are included within mortgage production related (loss)/income in the Consolidated Statements of Income/(Loss). These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 17, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, which are discussed in Note 18, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of December 31, 2011, the fair value of securities received totaled $104 million and were valued using a third party pricing service. As of December 31, 2010, the fair value of securities received was $193 million. At December 31, 2010, securities with a fair value of $175 million were valued using a third party pricing service. The remaining $18 million in securities consisted of subordinate interests from a 2003 securitization of prime fixed and floating rate loans and were valued using a discounted cash flow model that uses historically derived prepayment rates and credit loss assumptions along with estimates of current market discount rates. During the fourth quarter of 2011, the Company exercised its clean up call rights from the 2003 securitization and repurchased the remaining residential mortgage loans. The exercise of the clean up call was not material to the Company’s financial condition, results of operations, or cash flows.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its

Notes to Consolidated Financial Statements (Continued)

securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. No events occurred during the year ended December 31, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of December 31, 2011 and 2010 of the unconsolidated trusts in which the Company has a VI are $529 million and $651 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties.
Commercial and Corporate Loans
In 2007, the Company completed a $1.9 billion structured sale of corporate loans to multi-seller CP conduits, which are VIEs administered by unrelated third parties. From the sale, the Company retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. In conjunction with the transfer of the loans, the Company also provided commitments in the form of liquidity facilities to these conduits. In January 2010, the administrator of the conduits drew on these commitments in full, resulting in a funded loan to the conduits that was recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2010, the market value of the residual interest was $13 million. During the first quarter of 2011, the Company exercised its clean up call rights on the structured participation and repurchased the remaining corporate loans. In conjunction with the clean up call, the outstanding amount of the liquidity facilities and the residual interest were paid off. The exercise of the clean up call was not material to the Company’s financial condition, results of operations, or cash flows.
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
In accordance with the VIE consolidation guidance beginning January 1, 2010, the Company determined that it was the primary beneficiary of, and thus, would consolidate one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. In addition to fees received as collateral manager, including eligibility for performance incentive fees, and owning certain preference shares, the Company’s multi-seller conduit, Three Pillars, owns a senior interest in the CLO, resulting in economics that could potentially be significant to the VIE. On January 1, 2010, the Company consolidated $307 million in total assets and $279 million in net liabilities of the CLO entity. The Company elected to consolidate the CLO at fair value and to carry the financial assets and financial liabilities of the CLO at fair value subsequent to adoption. The initial consolidation of the CLO did not have a material impact on the Company’s Consolidated Statements of Shareholders’ Equity. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 19, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At December 31, 2011 and 2010, the Company’s Consolidated Balance Sheets reflected $315 million and $316 million, respectively, of loans held by the CLO and $289 million and $290 million, respectively, of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company was able to liquidate a number of its positions in these CLO preference shares during 2010. Its remaining preference share exposure was valued at $2 million as of December 31, 2011 and 2010. Upon liquidation of the preference shares, the Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income/(Loss). Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. The estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets

Notes to Consolidated Financial Statements (Continued)

were $2.0 billion and $1.9 billion, respectively, at December 31, 2011, and $2.1 billion and $2.0 billion, respectively, at December 31, 2010. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the year ended December 31, 2011 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
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
The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated as it has both power over the entity through its role as master servicer and the obligation to absorb losses or the right to receive benefits through the retention of the residual interest. Accordingly, the Company consolidated the Student Loan entity at its unpaid principal amount as of September 30, 2010, resulting in incremental total assets and total liabilities of approximately $490 million and an immaterial impact on shareholders’ equity. The consolidation of the Student Loan entity had no impact on the Company’s earnings or cash flows that results from its involvement with this VIE. The primary balance sheet impacts from consolidating the Student Loan entity were increases in LHFI, the related ALLL, and long-term debt. Additionally, the Company’s ownership of the residual interest in the SPE, previously classified in trading assets, was eliminated upon consolidation and the assets and liabilities of the Student Loan entity are recorded on a cost basis. At December 31, 2011 and 2010, the Company’s Consolidated Balance Sheets reflected $438 million and $479 million, respectively, of assets held by the Student Loan entity and $433 million and $474 million, respectively, of debt issued by the Student Loan entity.
Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses occur on the SPE’s assets, the SPE has recourse to the federal government as the guarantor up to a maximum guarantee amount of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the SPE may require the Company to repurchase the loan from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been cured or reimbursement has been provided to the Company by the subservicer. The Company is not obligated to provide any noncontractual support to this entity, and it has not provided any such support.
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2008 and 2011 in conjunction with its acquisition of assets from the ARS transactions discussed in Note 20, “Contingencies.” The Company is not obligated to provide any support to these entities and its maximum exposure to loss at December 31, 2011 and 2010 includes current senior interests held in trading securities, which had a fair value of $43 million as of December 31, 2011 and $29 million as of December 31, 2010.
The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 22 years on a weighted average basis. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change in the default assumption without the securities incurring a valuation loss assuming all other assumptions remain constant. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 8% to 12% over LIBOR at December 31, 2011 compared to 14% to 16% over LIBOR at December 31, 2010. This significant change in the discount rate was supported by a return to liquidity in the market for similar interests. At December 31, 2011 and 2010, a 20% adverse change in the assumed discount rate results in declines of approximately $8 million and $5 million, respectively, in the fair value of these securities. Although the impact of each assumption change in isolation is minimal, the underlying collateral of the VIEs is highly concentrated and as a result, the default or

Notes to Consolidated Financial Statements (Continued)

deferral of certain large exposures may have a more dramatic effect on the discount rate than the 20% discussed above. Due to this, we estimate that if each of the retained positions experienced two additional large deferrals or default of an underlying collateral obligation, the fair value of the retained ARS would decline approximately $14 million.
The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.2 billion at December 31, 2011 and $1.3 billion at December 31, 2010. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the year ended December 31, 2011 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$48	$1	$—	$2	$51
Servicing or management fees	3	10	—	—	13

	Year Ended December 31, 2010
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$66	$4	$8	$2	$80
Servicing or management fees	4	12	1	—	17

	Year Ended December 31, 2009
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Total
Cash flows on interests held	$94	$2	$7	$3	$106
Servicing or management fees	5	11	1	—	17

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of December 31 and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the years ended December 31, 2011 and 2010 are as follows:

(Dollars in millions)	Principal Balance		Past Due				Net Charge-offs
	2011	2010	2011		2010		Year Ended December 31

							2011	2010
Type of loan:
Commercial	$55,872	$53,488	$938		$1,904		$663	$988
Residential	46,660	46,521	3,079		3,122		1,257	1,716
Consumer	19,963	15,966	914		649		120	151
Total loan portfolio	122,495	115,975	4,931		5,675		2,040	2,855
Managed securitized loans:
Commercial	1,978	2,244	43		44		—	22
Residential	114,342	120,429	3,310	[1]	3,497	[1]	50	46
Total managed loans	$238,815	$238,648	$8,284		$9,216		$2,090	$2,923
1Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Notes to Consolidated Financial Statements (Continued)

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Three Pillars Funding, LLC
SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients by issuing CP.
The Company has determined that Three Pillars is a VIE as Three Pillars has not issued sufficient equity at risk. In accordance with the VIE consolidation guidance, the Company has determined that it is the primary beneficiary of Three Pillars as certain subsidiaries have both the power to direct its significant activities and own potentially significant VIs. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured loans that were consolidated at that time, resulting in an immaterial transition adjustment, which was recorded in the Company’s Consolidated Statements of Shareholders’ Equity.
The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $65 million, $68 million, and $59 million for the years ended December 31, 2011, 2010, and 2009, respectively.
At December 31, 2011, the Company’s Consolidated Balance Sheets included approximately $2.9 billion of secured loans held by Three Pillars, which are included within commercial loans. Other assets and liabilities were not material to the Company's Consolidated Balance Sheets, and no CP was outstanding at December 31, 2011. At December 31, 2010, the Company's Consolidated Balance Sheets included commercial loans and short-term borrowings of $2.4 billion and $99 million, respectively. Short-term borrowings, excluding intercompany liabilities, consisted of the CP issued by Three Pillars to third parties. No losses on any of Three Pillars’ assets were incurred during the years ended December 31, 2011, 2010, and 2009.
Funding commitments extended by Three Pillars to its customers totaled $4.1 billion with outstanding receivables totaling $2.9 billion at December 31, 2011; the majority of which generally carry initial terms of one to three years and may be repaid or refinanced at any time. At December 31, 2010, Three Pillars had funding commitments and outstanding receivables totaling $4.1 billion and $2.4 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 40% and 20%, respectively, of the outstanding commitments, as of December 31, 2011, compared to 48% and 14%, respectively, as of December 31, 2010. Total assets supporting outstanding commitments have a weighted average life of 2.8 years and 2.3 years at December 31, 2011 and 2010, respectively.
Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. Three Pillars also has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the years ended December 31, 2011, 2010, and 2009, there were no writedowns of Three Pillars' assets.
The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars as of January 1, 2010, these commitments are eliminated in

Notes to Consolidated Financial Statements (Continued)

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
Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $4.3 billion and $4.2 billion as of December 31, 2011 and 2010, respectively, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. The Company did not recognize any liability on its Consolidated Balance Sheets related to the liquidity facilities and other credit enhancements provided to Three Pillars as of December 31, 2011 and 2010, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued.
In January 2012, the Company initiated the process of liquidating Three Pillars. The commitments and outstanding loans of Three Pillars will be transferred to the Bank. The Bank will fund the loans through wholesale funding sources, and Three Pillars' CP will be repaid in full. The liquidation is expected to be complete by the second quarter of 2012, and upon completion, the Bank will terminate the liquidity arrangements and standby letter of credit. The liquidation is not expected to have a material impact to the Company's financial condition, results of operations, or cash flows.
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

Notes to Consolidated Financial Statements (Continued)

At December 31, 2011 and 2010, the Company had $1.7 billion and $972 million, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.6 billion and $969 million at December 31, 2011 and 2010, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At December 31, 2011, the fair values of these TRS assets and liabilities were $20 million and $17 million, respectively, and at December 31, 2010, the fair values of these TRS assets and liabilities were $34 million and $32 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the years ended December 31, 2011 and 2010. For additional information on the Company’s TRS with these VIEs, see Note 17, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. During the years ended December 31, 2011 and 2010, the Company did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.
For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of December 31, 2011 and 2010, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $5 million and $8 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of December 31, 2011 and 2010. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the years ended December 31, 2011 and 2010, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.2 billion and $1.1 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. These limited partner interests had carrying values of $194 million and $202 million at December 31, 2011 and 2010, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $472 million and $458 million at December 31, 2011 and 2010, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $249 million and $222 million of loans, interest-rate swaps or letters of credit issued by the Company to the limited partnerships at December 31, 2011 and 2010, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
Additionally, the Company invests in funds whose purpose is to invest in affordable housing developments as the limited partner investor. The Company owns minority and noncontrolling interests in these funds. As of December 31, 2011 and 2010, the Company's investment in these funds totaled $68 million and $62 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $108 million and $80 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of December 31, 2011 and 2010, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $360 million and $394 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $107 million

Notes to Consolidated Financial Statements (Continued)

and $123 million, respectively. See Note 19, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of December 31, 2011 and 2010 were $1.1 billion and $1.9 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the years ended December 31, 2011 and 2010.

NOTE 12 - LONG-TERM DEBT AND CONTRACTUAL COMMITMENTS
Long-term debt at December 31 consisted of the following:

(Dollars in millions)
Parent Company Only	2011	2010	Interest Rates	Maturities
Senior, fixed rate [1]	$2,719	$922	3.25% - 6.00%	2012 - 2028
Senior, variable rate	1,527	1,512	0.58 - 3.00	2012 - 2019
Subordinated, fixed rate	200	200	6.00	2026
Junior subordinated, fixed rate	1,197	1,693	6.10 - 7.88	2036 - 2068
Junior subordinated, variable rate	651	651	1.12 - 3.98	2027 - 2034
Total Parent Company debt (excluding intercompany of $160 as of December 31, 2011 and 2010)	6,294	4,978
Subsidiaries
Senior, fixed rate [2]	350	2,640	0.50 - 10.75	2012 - 2048
Senior, variable rate [3]	2,504	3,443	0.52 - 7.50	2012 - 2037
Subordinated, fixed rate [4]	1,260	2,087	5.00 - 7.25	2015 - 2028
Subordinated, variable rate	500	500	0.67 - .80	2015
Total subsidiaries debt	4,614	8,670
Total long-term debt	$10,908	$13,648
1 Debt recorded at fair value, $448 million and $460 million, at December 31, 2011 and 2010, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Debt recorded at fair value, $289 million and $290 million, at December 31, 2011 and 2010, respectively.
4 Debt recorded at fair value.
Long-term debt included $460 million and $1.5 billion of foreign denominated debt at December 31, 2011 and 2010, respectively. Maturities of long-term debt are: 2012 – $2.4 billion; 2013 – $136 million; 2014 – $19 million; 2015 – $799 million; 2016 – $1.1 billion; and thereafter – $6.5 billion. Government guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program was $576 million and $2.7 billion at December 31, 2011 and 2010, respectively.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2011, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $1.9 billion and $2.4 billion as of December 31, 2011 and 2010, respectively, qualified as Tier 1 capital, and long-term debt of $1.6 billion and $1.8 billion as of December 31, 2011 and 2010, respectively, qualified as Tier 2 capital. As of December 31, 2011, the Company had collateral pledged to the FHLB of Atlanta to support $10.8 billion of available borrowing capacity with $27 million of long-term debt and $7.0 billion of short-term debt outstanding at December 31, 2011.

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
During 2011, the Company issued $1.0 billion of 3.60% senior notes that will mature in 2016, and $750 million of 3.50% senior notes that will mature in 2017. During the year, a $2.1 billion senior note, $1.1 billion of foreign denominated debt, and $852 million of subordinated debt matured. Additionally, the Company repurchased and retired $395 million and $101 million of junior subordinated notes that were due in 2036 and 2042, respectively, and recognized a net gain of $3 million.
In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2011, the Company had the following in unconditional obligations:

	As of December 31, 2011
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$214	$399	$346	$509	$1,468
Capital lease obligations [1]	1	2	3	6	12
Purchase obligations [2]	81	296	184	146	707
Total	$296	$697	$533	$661	$2,187
1 Amounts do not include accrued interest.
2 Includes contracts with a minimum annual payment of $5 million.

NOTE 13 – NET INCOME/(LOSS) PER COMMON SHARE
Equivalent shares of 26 million, 31 million, and 32 million related to common stock options and common stock warrants outstanding as of December 31, 2011, 2010, and 2009 respectively, were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, during the years ended December 31, 2010 and 2009, the impact of dilutive securities was excluded from the diluted share count because the Company recognized a net loss available to common shareholders and the impact would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the years ended December 31, 2011, 2010, and 2009 is included below. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

(In millions, except per share data)	2011	2010	2009
Net income/(loss)	$647	$189	($1,564)
Preferred dividends, Series A	(7)	(7)	(14)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	(66)	(267)	(266)
Accretion associated with repurchase of preferred stock issued to the U.S. Treasury	(74)	—	—
Gain on repurchase of Series A preferred stock	—	—	94
Dividends and undistributed earnings allocated to unvested shares	(5)	(2)	17
Net income/(loss) available to common shareholders	$495	($87)	($1,733)
Average basic common shares	524	495	435
Effect of dilutive securities:
Stock options	2	1	—
Restricted stock	2	3	2
Average diluted common shares	528	499	437
Net income/(loss) per average common share - diluted	$0.94	($0.18)	($3.98)
Net income/(loss) per average common share - basic	$0.94	($0.18)	($3.98)

Notes to Consolidated Financial Statements (Continued)

NOTE 14 – CAPITAL
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
On March 30, 2011, the Company used the proceeds from these offerings as well as from other available funds to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that was issued to the U.S. Treasury under the TARP’s CPP in 2008. As a result of the repurchase of Series C and D Preferred Stock, the Company incurred a one-time non-cash charge to net income/(loss) available to common shareholders of $74 million related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock. The discount associated with the Series C and D Preferred Stock was being amortized over a five-year period from each respective issuance date using the effective yield method and totaled $6 million, $25 million and $23 million during 2011, 2010 and 2009, respectively.
On January 9, 2012, the Company submitted its latest CCAR capital plan which is currently under review by the Federal Reserve.
The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

 Capital Ratios

Capital ratios at December 31, consisted of the following:

	2011		2010
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$12,254	9.22%	$10,737	8.08%
Tier 1 capital	14,490	10.90	18,156	13.67
Total capital	18,177	13.67	21,967	16.54
Tier 1 leverage		8.75		10.94
SunTrust Bank
Tier 1 capital	$14,026	10.70%	$13,120	10.05%
Total capital	17,209	13.13	16,424	12.58
Tier 1 leverage		8.69		8.33
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2011 and 2010. At January 1, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $697 million. Additionally, the Federal Reserve requires the Company to maintain cash reserves. As of December 31, 2011 and 2010, these reserve requirements totaled $1.7 billion and $1.4 billion, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2011	2010
Series A (1,725 shares outstanding)	$172	$172
Series B (1,025 shares outstanding at December 31, 2011)	103	—
Series C (35,000 shares outstanding at December 31, 2010)	—	3,442
Series D (13,500 shares outstanding at December 31, 2010)	—	1,328
	$275	$4,942
On September 12, 2006, the Company issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Series

Notes to Consolidated Financial Statements (Continued)

A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends. As such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. On September 15, 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights. During 2009, the Company repurchased 3,275 shares of the Series A Preferred Stock.
On December 15, 2011, the Company issued depositary shares representing ownership interests in 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock"). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series B Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.65%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series B Preferred Stock have priority over the Company's common stock with regard to the payment of dividends. As such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock were immediately redeemable upon issuance at the Company's option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
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
On December 31, 2008, as part of the CPP established by the U.S. Treasury under the EESA, the Company entered into a Purchase Agreement with the U.S. Treasury dated December 31, 2008, pursuant to which the Company issued and sold to the U.S. Treasury 13,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $100,000 per share (the “Series D Preferred Stock”), and a ten-year warrant to purchase up to 6,008,902 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $33.70 per share, for an aggregate purchase price of $1.4 billion in cash.
The Company repurchased the aforementioned Series C and D Cumulative Perpetual Preferred Stock on March 30, 2011. On September 22, 2011, the U.S. Treasury auctioned a total of 17.9 million of the Company's warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share (Series A warrants). The warrants were issued by SunTrust to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP and have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the Series A warrants for $11 million and retired them.
Common and Preferred Dividends
The Company remains subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the U.S. Treasury’s CPP. If the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP, then the anti-dilution provision within the warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to Form 8-As filed on September 23, 2011.
During the years ended December 31, 2011, 2010 and 2009, SunTrust paid cash dividends on perpetual preferred stock totaling $67 million, $239 million and $246 million, respectively. SunTrust also declared and paid common dividends totaling $64 million, or $0.12 per common share, $20 million, or $0.04 per common share, and $83 million, or $0.22 per common share during the years ended December 31, 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE 15 - INCOME TAXES
The components of income tax provision included in the Consolidated Statements of Income/(Loss) were as follows:

(Dollars in millions)	Year ended December 31
Current income tax expense/(benefit):	2011	2010	2009
Federal	($4)	$—	($7)
State	—	(14)	3
Total	($4)	($14)	($4)
Deferred income tax expense/(benefit):
Federal	$81	($177)	($798)
State	2	6	(96)
Total	83	(171)	(894)
Total income tax expense/(benefit)	$79	($185)	($898)

The income tax provision does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 22, “Accumulated Other Comprehensive Income.”

A reconciliation of the expected income tax expense/(benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate is as follows:

	Year ended December 31
	2011		2010		2009
(Dollars in millions)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income [1]	Amount	Percent of Pre-Tax Income
Income tax expense/(benefit) at federal statutory rate	$254	35.0%	$1	35.0%	($861)	(35.0)%
Increase (decrease) resulting from:
Tax-exempt interest	(72)	(9.9)	(74)	NM	(79)	(3.2)
Dividends received deduction	(14)	(1.9)	(13)	NM	(12)	(0.5)
Income tax credits, net	(88)	(12.1)	(88)	NM	(80)	(3.2)
State income taxes, net	2	0.2	12	NM	(48)	(2.0)
Completion of audit examinations by taxing authorities	—	—	(20)	NM	(55)	(2.2)
Goodwill impairment	—	—	—	—	237	9.6
Other	(3)	(0.4)	(3)	NM	—	—
Total income tax expense/(benefit) and rate	$79	10.9%	($185)	NM	($898)	(36.5)%
1 "NM" - Calculated percentage was not considered to be meaningful

Notes to Consolidated Financial Statements (Continued)

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The net deferred income tax liability is recorded in other liabilities in the Consolidated Balance Sheets. The significant components of the DTAs and DTLs as of December 31 were as follows:

(Dollars in millions)	2011	2010
DTAs:
Allowance for loan and lease losses	$906	$1,092
Accrued expenses	509	378
State NOL and other carryforwards (net of federal benefit)	197	182
Federal NOL	—	24
Federal credits and other carryforwards	266	256
Other	175	276
Total gross DTAs	2,053	2,208
Valuation allowance	(65)	(50)
Total DTAs	$1,988	$2,158
DTLs:
Net unrealized gains in AOCI	$995	$915
Leasing	728	701
Compensation and employee benefits	100	88
MSRs	613	610
Loans	47	135
Goodwill and intangible assets	121	97
Fixed assets	177	148
Other	95	113
Total DTLs	$2,876	$2,807
Net DTL	($888)	($649)

The DTAs include a federal NOL and other federal carryforwards of $266 million and $280 million as of December 31, 2011 and 2010, respectively, the majority of which will expire, if not utilized, by 2031. The DTAs also include state NOLs and other state carryforwards of $197 million and $182 million as of December 31, 2011 and 2010, respectively. The state carryforwards will expire, if not utilized, in varying amounts from 2012 to 2031. At December 31, 2011 and 2010, the Company recorded a valuation allowance against its state carryforwards and certain state DTAs of $65 million and $50 million, respectively. The Company determined that a valuation allowance is not required for the federal and the remaining state DTAs because it is more likely than not these assets will be realized against future taxable income.
As of December 31, 2011 and 2010, the Company’s liability for UTBs, excluding interest and penalties, was $133 million and $132 million, respectively. The amount of UTBs that, if recognized, would affect the Company's effective tax rate was $90 million at December 31, 2011. Additionally, the Company had a liability of $21 million for interest related to its UTBs at December 31, 2011 and 2010. Interest income recognized related to UTBs was less than $1 million and approximately $10 million for the years ended December 31, 2011 and 2010, respectively. Interest related to UTBs is recorded as a component of the income tax provision. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the liability for UTBs could decrease during the next 12 months by up to $40 million due to completion of tax authority examinations and the expiration of statutes of limitations.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2006. The IRS audit of the 2006 federal income tax return is closed, but the return is still subject to examination to the extent of carryback claims. The Company's 2007 through 2009 federal income tax returns are currently under examination by the IRS. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2006.

Notes to Consolidated Financial Statements (Continued)

The following table provides a rollforward of the Company's federal and state UTBs for the year ended December 31:

	2011	2010
(Dollars in millions)
Balance at January 1	$132	$188
Increases in UTBs related to prior years	12	26
Decreases in UTBs related to prior years	(12)	(11)
Increases in UTBs related to the current year	8	4
Decreases in UTBs related to settlements	(1)	(57)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(6)	(18)
Balance at December 31	$133	$132

NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, restricted stock, LTI cash, and salary shares. Awards under the LTI cash plan cliff vest over a period of three years from the date of the award and are paid in cash. MIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Compensation expense for the MIP and LTI Cash plans was $116 million, $77 million and $28 million for the years ended December 31, 2011, 2010, and 2009, respectively.
The terms related to TARP prohibited the payment of any bonus, incentive compensation or stock option award to our five NEOs and certain other highly compensated executives. As a result, until the Company repaid the U.S. government's TARP investment, SunTrust continued the use of salary shares in 2011 as defined in the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. Specifically, the Company paid additional base salary amounts in the form of stock (salary shares) to the SEOs and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan"). The stock units did not include any rights to receive dividends or dividend equivalents. As required by EESA, each salary share was non-forfeitable upon grant and may not be sold or transferred until the expiration of a holding period (except as necessary to satisfy applicable withholding taxes). As a result, these individuals are at risk for the value of the Company's stock price until the stock unit is settled. The stock units are settled in cash; for the 2010 salary shares, one half was settled on March 31, 2011 and one half will be settled on March 31, 2012, unless settled earlier due to the executive’s death. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount to be paid on settlement of the stock units will be equal to the value of a share of SunTrust common stock on the settlement date. Benefit plan determinations and limits were established to ensure that the salary shares were accounted for equitably within relevant benefit plans. In 2011, the value of salary shares paid was $7 million. As of December 31, 2011, the accrual related to salary shares was $3 million.
Following the repayment by SunTrust of the U.S. Treasury’s TARP investment in the Company, the Compensation Committee of the Board approved a revised compensation structure for the Company’s NEOs. Effective April 1, 2011, the compensation structure includes an annual incentive opportunity under the Company’s existing MIP. A new LTI arrangement was also implemented. The design of the LTI plan delivers 50% restricted stock units with vesting tied to the Company’s total shareholder return relative to a peer group consisting of the banks which comprise the KBW Bank Sector Index. The remaining 50% of the LTI plan will consist of approximately half restricted stock units, the vesting of which is tied to the achievement of a Tier 1 capital ratio target, and the other half in stock options. These grants are reflected in the summary of stock option and restricted stock activity table, including the aforementioned restricted stock units granted in 2011.
Stock-Based Compensation
The Company provides stock-based awards through the SunTrust Banks Inc. 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors (the “Committee”) has the authority to grant stock options, restricted stock, and restricted stock units, of which some may have performance features such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of a Tier 1 capital ratio target, to key employees of the Company. Under the 2009 Stock Plan, approximately 21 million shares of common stock is authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. See the summary of stock option and restricted stock activity table for the shares available for additional grants. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest after three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

Notes to Consolidated Financial Statements (Continued)

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. The expected volatility represents the implied volatility of SunTrust stock. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. Through repurchase of preferred stock issued to the U.S. Treasury in first quarter 2011, the expected dividend yield was based on the current rate in effect at grant date. Beginning in second quarter, the Company began using the projected dividend to be paid in the dividend yield assumption. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.
The weighted average fair values of options granted during 2011, 2010 and 2009 were $10.51, $12.78 and $5.13 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31
	2011	2010	2009
Dividend yield	0.75%	0.17%	4.16%
Expected stock price volatility	34.87	56.09	83.17
Risk-free interest rate (weighted average)	2.48	2.80	1.94
Expected life of options	6 years	6 years	6 years

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation Grant Price	Weighted Average Grant Price	Shares	Price Range	Weighted Average Grant Price
Balance, January 1, 2009	15,641,872	$17.06-$150.45	$65.29	3,803,412	$113	$64.61	—	$—	$—
Granted	3,803,796	9.06	9.06	2,565,648	28	10.40	66,420	26.96	26.96
Exercised/vested	—	—	—	(1,255,092)	—	64.79	—	—	—
Cancelled/expired/forfeited	(1,784,452)	9.06 - 149.81	65.39	(343,796)	(16)	46.59	—	—	—
Amortization of restricted stock compensation	—	—	—	—	(66)	—	—	—	—
Balance, December 31, 2009	17,661,216	9.06 - 150.45	53.17	4,770,172	59	37.02	66,420	26.96	26.96
Granted	1,192,974	22.69 - 27.79	23.64	1,355,075	33	24.01	—	—	—
Exercised/vested	—	—	—	(1,266,267)	—	67.27	—	—	—
Cancelled/expired/forfeited	(1,711,690)	9.06 - 140.14	52.62	(238,171)	(7)	29.22	(1,230)	26.96	26.96
Amortization of restricted stock compensation	—	—	—	—	(42)	—	—	—	—
Balance, December 31, 2010	17,142,500	9.06 - 150.45	51.17	4,620,809	43	25.32	65,190	26.96	26.96
Granted	813,265	19.98 - 32.27	29.70	1,400,305	44	31.27	344,590	27.50 - 42.10	37.57
Exercised/vested	(20,000)	9.06	9.06	(1,085,252)	—	50.37	—	—	—
Cancelled/expired/forfeited	(2,066,348)	9.06 - 140.40	63.40	(313,695)	(7)	22.07	(4,305)	26.96	26.96
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—	—
Balance, December 31, 2011	15,869,417	$9.06-$150.45	$48.53	4,622,167	$48	$21.46	405,475	$26.96-$42.10	$35.98
Exercisable, December 31, 2011	10,294,719		$66.20
Available for Additional Grant, December 31, 2011[1]	20,355,430
1 Includes 13,759,670 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at December 31, 2011:

(Dollars in millions, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable as of December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	6,109,094	$17.47	6.98	$31	534,396	$33.95	1.54	$2
$49.47 to 64.57	2,559,551	54.73	1.10	—	2,559,551	54.73	1.10	—
$64.58 to 150.45	7,200,772	72.67	3.10	—	7,200,772	72.67	3.10	—
	15,869,417	$48.53	4.27	$31	10,294,719	$66.20	2.52	$2

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was less than $1 million each year. Total fair value, measured as of the grant date, of restricted shares vested was $55 million, $85 million, and $81 million, for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011 and 2010, there was $63 million and $62 million, respectively, of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock. The unrecognized stock compensation expense as of December 31, 2011 is expected to be recognized over a weighted average period of 2.2 years.

Stock-based compensation expense recognized in noninterest expense was as follows:

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Stock-based compensation expense:
Stock options	$15	$14	$12
Restricted stock	32	42	66
Restricted stock units	10	—	—
Total stock-based compensation expense	$57	$56	$78

The recognized stock-based compensation tax benefit was $22 million, $21 million and $30 million for the years ended December 31, 2011, 2010, and 2009, respectively.
In addition to the SunTrust stock-based compensation awards, the Company has two subsidiaries which sponsor separate equity plans where subsidiary restricted stock or restricted membership interests are granted to key employees of the subsidiaries. These awards may be subject to one or more vesting criteria, including employment, performance or other conditions as established by the board of directors or manager of the subsidiary at the time of grant. Compensation cost for these restricted awards is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period considering assumed forfeitures. As the equity of these subsidiaries does not trade in public markets, fair value at grant date is determined based on a current external valuation. Depending on the specific terms of the awards, unvested awards may or may not be entitled to receive dividends or distributions during the vesting period. The restricted stock awards and restricted membership interest awards are subject to certain fair value put and call provisions subsequent to vesting. Stock-based compensation expense recognized in noninterest expense for these subsidiary equity plans for the years ended December 31, 2011, 2010 and 2009 totaled $8 million, $13 million and $1 million, respectively. At the end of 2010, the vesting of some of these awards caused the Company to record noncontrolling interest. In December 2011, one of the subsidiaries converted all unvested membership interest awards into LTI cash awards for a fixed dollar amount equal to the fair value of the member interest at the date of modification. The modified awards will continue to vest based on their original vesting schedule, and expense will be recognized based on the higher of the original grant value or the modified value.

Retirement Plans
Defined Contribution Plan
SunTrust maintains a qualified defined contribution plan that offers a dollar for dollar match on the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan. Compensation expense related to this plan for the years ended December 31, 2011, 2010 and 2009 totaled $81 million, $74 million and $76 million, respectively, excluding the $28 million special contribution in 2011 discussed below.
SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. In accordance with the terms of the plan, the matching contribution to the Deferred Compensation Plan is the same percentage of match as provided in the qualified 401(k) Plan, which is 100% of the first 5% of eligible pay that a participant, including an SEO, elects to defer to the plan, subject to such limitations as may be imposed by the plans’ provisions and applicable laws and regulations. Effective January 1, 2011, employees hired on or after January 1, 2011 will become vested in the Company’s 401(k) matching contributions and matching contributions under the Deferred Compensation Plan upon completion of two years of vesting service. Effective January 1, 2012, the Company's 401(k) plan and the Deferred Compensation Plan were amended to increase the matching contribution from 5% to 6% and to permit additional discretionary Company contributions equal to a fixed percent of eligible earnings, as defined in the applicable plan. Additionally, the Company's 401(k) plan and the Deferred

Notes to Consolidated Financial Statements (Continued)

Compensation Plan were amended to provide for a special contribution equal to 5% of eligible 2011 earnings for employees who have: (1) at least 20 years of service as of December 31, 2011, or (2) 10 years of service and the sum of age and service equals or exceeds 60 as of December 31, 2011. Compensation expense related to this contribution was $28 million.
Noncontributory Pension Plans
SunTrust maintains a funded, noncontributory qualified retirement plan (the "Retirement Plan") covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service and, effective January 1, 2008, either a traditional pension benefit formula, a cash balance formula (the Personal Pension Account) or a combination of both. Participants are 100% vested after 3 years of service. The interest crediting rate applied to each Personal Pension Account was an annual effective rate of 4.42% for 2011. SunTrust monitors the funded status of the plan closely and due to the current funded status, SunTrust did not make a contribution for the 2011 plan year.
On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Through plan amendments effective December 31, 2004 and January 1, 2008 participants' benefits under the NCF Retirement Plan were frozen with the exception of adjustments for pay increases after 2004. Similar to the SunTrust Retirement Plan, due to the current funded status of the NCF Retirement Plan, SunTrust did not make a contribution for the 2011 plan year.
SunTrust also maintains unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company (the "SERP", the "ERISA Excess Plan" and the "Restoration Plan"). The plans provide defined benefits based on years of service and final average salary. SunTrust’s obligations for these nonqualified supplemental defined benefit pension plans are included within the qualified Pension Plans in the tables presented in this section under “Pension Benefits”.
Effective January 1, 2008, the SERP was amended to reduce the benefit formula for future service accruals for certain existing participants and to implement a new SERP Personal Pension Account (cash balance formula) for certain other existing participants with no limit on pay for SERP Tier 2 participants and a minimum preserved benefit for SERP participants at December 31, 2007. ERISA Excess Plan participants accrue benefits under benefit formulas that mirror the revised benefit formulas in the Retirement Plan but with an earnings limit of two times the Retirement Plan's eligible earnings.
On December 31, 2010, the Company adopted the SunTrust Banks, Inc. Restoration Plan (the “Restoration Plan”) effective January 1, 2011. The Restoration Plan is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees that are limited under provisions of the Internal Revenue Code which are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as the Personal Pension Account under the Retirement Plan.

Effective January 1, 2011, a separate retirement plan was created exclusively for inactive and retired employees (“SunTrust Banks, Inc. Retirement Plan for Inactive Participants”). Obligations and related plan assets were transferred from the SunTrust Banks, Inc. Retirement Plan to the new plan.

The Retirement Plan, the SERP, the ERISA Excess Plan, and the Restoration Plan were each amended on November 14, 2011 to cease all future benefit accruals. As a result, the traditional pension benefit formulas (final average pay formulas) will not reflect future salary increases and benefit service after December 31, 2011, and compensation credits under the Personal Pension Accounts (cash balance formula) will cease. However, interest credits under the Personal Pension Accounts will continue to accrue until benefits are distributed and service will continue to be recognized for vesting and eligibility requirements for early retirement. Additionally, the NCF Retirement Plan, which had been previously curtailed with respect to future benefit accruals, was amended to cease any adjustments for pay increases after December 31, 2011. As a result of the curtailment, the SunTrust Retirement Plan for Inactive Participants will be merged into the Retirement Plan effective January 1, 2012. The Company recorded a curtailment gain of $88 million which is reflected in employee benefits expense on the Consolidated Statements of Income/(Loss), and reduction to the pension benefit obligation of $96 million which is reflected in the Consolidated Balance Sheets. The curtailment gain was partially offset by the $28 million special 401(k) contribution noted above.
Other Postretirement Benefits
Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables below). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet age and service requirements for Other Postretirement Benefits while working for the Company. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Certain retiree health benefits are funded in a Retiree Health Trust. In addition, certain retiree life insurance benefits are funded in a VEBA. SunTrust reserves the right to amend or terminate any of the benefits at any time.

Notes to Consolidated Financial Statements (Continued)

Assumptions
The SunTrust Benefits Finance Committee reviews and approves the assumptions for year-end measurement calculations. A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A series of benefit payments projected to be paid by the plan for the next 100 years is developed based on the most recent census data, plan provisions, and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefits Finance Committee and updated every year for each plan. A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay prior to recognition of the plan curtailment on November 14, 2011.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on obligations generated within the Pension Plans in 2011 resulted primarily from lower discount rates.

The change in benefit obligations were as follows:

	Year Ended December 31
	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2011	2010	2011	2010
Benefit obligation, beginning of year	$2,261	$2,008	$189	$179
Service cost	62	69	—	—
Interest cost	128	129	9	10
Plan participants’ contributions	—	—	22	20
Actuarial loss/(gain)	415	209	(17)	7
Benefits paid	(109)	(95)	(33)	(30)
Less federal Medicare drug subsidy	—	—	3	3
Plan amendments	—	(59)	—	—
Curtailments	(96)	—	—	—
Benefit obligation, end of year	$2,661	$2,261	$173	$189
The accumulated benefit obligation for the Pension Benefits at December 31, 2011 and 2010 was $2.7 billion and $2.2 billion, respectively.

Pension benefits with a projected benefit obligation, in excess of plan assets as of December 31, were as follows:

(Dollars in millions)	2011	2010
Projected benefit obligation	$2,530	$105
Accumulated benefit obligation	2,530	101

	Pension Benefits			Other Post- retirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2011	2010		2011	2010
Discount rate	4.63%	5.67%		4.10%	5.10%
Rate of compensation increase	N/A	4.00	[1]	N/A	N/A
1At year-end 2010, all salaries were expected to increase by 3% for 2011, 3.5% for 2012, and 4% for 2013 and beyond.

Notes to Consolidated Financial Statements (Continued)

The change in plan assets were as follows:

	Year Ended December 31
	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2011	2010	2011	2010
Fair value of plan assets, beginning of year	$2,522	$2,334	$165	$161
Actual return on plan assets	129	276	7	13
Employer contributions	8	7	—	1
Plan participants’ contributions	—	—	22	20
Benefits paid	(109)	(95)	(33)	(30)
Fair value of plan assets, end of year	$2,550	$2,522	$161	$165
Employer contributions indicated under pension benefits represent the benefits that were paid to nonqualified plan participants. SERPs are not funded through plan assets.
The fair value of plan assets is measured based on the fair value hierarchy which is discussed in Note 19, “Fair Value Election and Measurement.” The valuations are based on third party data received as of the balance sheet date. Level 1 assets such as equity securities, mutual funds, and REITs are instruments that are traded in active markets and are valued based on identical instruments. Fixed income securities and common and collective trust funds are classified as level 2 assets because there is not an identical asset in the market upon which to base the valuation; however, there are no significant unobservable assumptions used to value level 2 instruments. The common and collective funds are valued each business day at its reported net asset value, as determined by the issuer, based on the underlying assets of the fund. Corporate and foreign bonds are valued based on quoted market prices obtained from external pricing sources where trading in an active market exists for level 2 assets. Level 3 assets primarily consist of private placement and noninvestment grade bonds. Limited visible market activity exists for these instruments or similar instruments and therefore significant unobservable assumptions are used to value the securities. In 2009, private placements were classified as level 3 assets; however, at the end of 2010, these were transferred to level 2 assets due to improved market conditions.
The following tables sets forth by level, within the fair value hierarchy, plan assets related to Pension Benefits at fair value as of December 31, 2011 and 2010:

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2011	Fair Value Measurements as of December 31, 2011 using [1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$45	$45	$—	$—
Mutual funds:
International diversified funds	351	351	—	—
Large cap funds	426	426	—	—
Small and mid cap funds	214	214	—	—
Equity securities:
Consumer	107	107	—	—
Energy and utilities	48	48	—	—
Financials	21	21	—	—
Healthcare	58	58	—	—
Industrials	62	62	—	—
Information technology	136	136	—	—
Materials	17	17	—	—
Exchange traded funds	116	116	—	—
Fixed income securities:
U.S. Treasuries	435	435	—	—
Corporate - investment grade	398	—	398	—
Foreign bonds	103	—	103	—
	$2,537	$2,036	$501	$—
1Schedule does not include accrued income amounting to less than 0.5% of total plan assets.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010 using [1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36	$36	$—	$—
Mutual funds:
International diversified funds	376	376	—	—
Large cap funds	292	292	—	—
Small and mid cap funds	248	248	—	—
Equity securities:
Consumer	108	108	—	—
Energy and utilities	56	56	—	—
Financials	35	35	—	—
Healthcare	42	42	—	—
Industrials	69	69	—	—
Information technology	130	130	—	—
Materials	21	21	—	—
Exchange traded funds	128	128	—	—
Fixed income securities:
U.S. Treasuries	329	329	—	—
Corporate - investment grade	519	—	519	—
Foreign bonds	118	—	118	—
	$2,507	$1,870	$637	$—
1Schedule does not include accrued income amounting to less than 0.6% of total plan assets.

As of December 31, 2011, there were no level 3 plan assets. The following table sets forth a summary of changes in the fair value of level 3 plan assets for the year ended December 31, 2010:

(Dollars in millions)	Fixed Income Securities - Corporate Investment Grade	Fixed Income Securities - Corporate Non-investment	Fixed Income Securities - Foreign Bonds
Balance as of January 1, 2010	$82	$26	$38
Purchases/(sales)	(1)	(26)	(18)
Realized gain	6	4	4
Unrealized loss	(2)	(4)	(2)
Transfers out of level 3	(85)	—	(22)
Balance as of December 31, 2010	$—	$—	$—

Notes to Consolidated Financial Statements (Continued)

The following tables set forth by level, within the fair value hierarchy, plan assets related to Other Postretirement Benefits at fair value as of December 31, 2011 and 2010:

(Dollars in millions)		Fair Value Measurements as of December 31, 2011 [1]
	Assets Measured at Fair Value as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Large cap fund	$37	$37	$—	$—
Investment grade tax-exempt bond	25	25	—	—
International fund	6	6	—	—
Common and collective funds:
SunTrust Reserve Fund	1	—	1	—
SunTrust Equity Fund	37	—	37	—
SunTrust Georgia Tax-Free Fund	26	—	26	—
SunTrust National Tax-Free Fund	17	—	17	—
SunTrust Aggregate Fixed Income Fund	7	—	7	—
SunTrust Short-Term Bond Fund	5	—	5	—
	$161	$68	$93	$—
1 Schedule does not include accrued income.

(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010[1]
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Large cap fund	$39	$39	$—	$—
Investment grade tax-exempt bond	24	24	—	—
International fund	7	7	—	—
Common and collective funds:
SunTrust Reserve Fund	2	—	2	—
SunTrust Equity Fund	38	—	38	—
SunTrust Georgia Tax-Free Fund	26	—	26	—
SunTrust National Tax-Free Fund	17	—	17	—
SunTrust Aggregate Fixed Income Fund	7	—	7	—
SunTrust Short-Term Bond Fund	5	—	5	—
	$165	$70	$95	$—
1 Schedule does not include accrued income.
The SunTrust Benefits Finance Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the Pension Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income) without undue exposure to risk in any single asset class or investment category and to enable the plans to provide their specific benefits to participants thereof. The objectives are accomplished utilizing a strategy of equities, fixed income, and cash equivalents in a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding decisions based solely on short-term concerns and individual investments. The objective in the allocation of assets is diversification of investments among asset classes that are not similarly affected by economic, political, or social developments. The diversification does not necessarily depend upon the number of industries or companies in a portfolio or their particular location, but rather upon the broad nature of such investments and of the

Notes to Consolidated Financial Statements (Continued)

factors that may influence them. To ensure broad diversification in the long-term investment portfolios among the major categories of investments, asset allocation, as a percent of the total market value of the total long-term portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. At December 31, 2011 and 2010, there was no SunTrust common stock held in the Pension Plans, nor were there any purchases during 2011 or 2010.
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
The expected long-term rate of return on plan assets for the SunTrust Retirement Plan for Inactive Participants was 7.75% in 2011 and 8.00% in 2010. For the SunTrust Retirement Plan and the NCF Retirement Plan, the expected long-term rate of return on plan assets was 7.75% through November 14, 2011 and 7.25% for the remainder of the year in 2011, and 8.00% in 2010. The expected long-term rate of return is 7.00% for all qualified plans for 2012. The asset allocation for the Pension Plans and the target allocation by asset category are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2012	2011	2010
Equity securities	50-75%	61%	60%
Debt securities	25-50	37	39
Cash equivalents	0-5	2	1
Total		100%	100%

[1]	SunTrust Pension Plan only.

[2]	SunTrust and NCF Pension Plans.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Pension Plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide for current and future liabilities at a reasonable level of risk. Assets are diversified among equity and fixed income investments according to the asset mix approved by the SunTrust Benefits Finance Committee which is presented in the target allocation table below. The pre-tax expected long-term rate of return on these plan assets was 6.75% in 2011 and 2010. The 2012 pre-tax expected long-term rate of return is 6.25%. At December 31, 2011 and 2010, there was no common stock held in the Other Postretirement Benefit Plans, nor were there any purchases during 2011 or 2010.

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31
Asset Category	2012	2011	2010
Equity securities	35-50%	50%	51%
Debt securities	50-65	50	48
Cash equivalents		—	1
Total		100%	100%

Notes to Consolidated Financial Statements (Continued)

Funded Status
The funded status of the plans, as of December 31, was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2011	2010	2011	2010
Fair value of plan assets	$2,550	$2,522	$161	$165
Benefit obligations [1]	(2,661)	(2,261)	(173)	(189)
Funded status	($111)	$261	($12)	($24)
1Includes $107 million of benefit obligations for the unfunded nonqualified supplemental pension plans.

At December 31, 2011, the total outstanding unrecognized net loss to be recognized in future years for all pension and postretirement benefits was $1.1 billion, compared to $0.8 billion as of December 31, 2010. The key sources of the cumulative net losses are attributable to lower discount rates for the past several years and lower return on assets, predominantly in 2008. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent the best estimates for the future and will, therefore, minimize future gains and losses.
As of December 31, amounts recognized in AOCI are as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2011	2010	2011	2010
Net actuarial loss	$1,108	$770	$17	$34
Prior service credit	—	(105)	—	—
Total AOCI, pre-tax	$1,108	$665	$17	$34

Expected Cash Flows
Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in millions)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy) [3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2012 (expected) to plan trusts	$—	$—	$—
2012 (expected) to plan participants	28	—	(3)
Expected Benefit Payments
2012	182	16	(3)
2013	159	16	(1)
2014	158	16	(1)
2015	156	15	(1)
2016	154	14	(1)
2017-2021	774	60	(6)

[1]
At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2012 based on the funded status of the Plan and contribution limitations under the ERISA.

[2]	The expected benefit payments for the SERP will be paid directly from SunTrust corporate assets.

[3]
The 2012 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

Notes to Consolidated Financial Statements (Continued)

Net Periodic Cost
Components of net periodic benefit cost were as follows:

	Year Ended December 31
	Pension Benefits					Other Postretirement Benefits
(Dollars in millions)	2011		2010	2009		2011		2010		2009
Service cost	$62		$69	$64		$—		$—		$—
Interest cost	128		129	120		9		10		12
Expected return on plan assets	(188)		(183)	(149)		(7)		(7)		(7)
Amortization of prior service credit	(16)		(11)	(11)		—		(1)		(2)
Recognized net actuarial loss	39		62	112		1		1		19
Curtailment gain	(88)		—	—		—		—		—
Other	—		—	5		—		—		—
Net periodic (benefit)/cost	($63)		$66	$141		$3		$3		$22
Weighted average assumptions used to determine net cost
Discount rate[1]	5.59%	[3]	6.32%	6.58%	[1]	5.10%		5.70%		5.95%
Expected return on plan assets	7.72	[4]	8.00	8.00		4.39	[2]	4.39	[2]	5.30	[2]
Rate of compensation increase	4.00		4.00	4.00/4.50		N/A		N/A		N/A

[1]
Interim remeasurement was required on April 30, 2009 for the SunTrust Pension Plan due to plan changes adopted at that time. The discount rate as of the remeasurement date was selected based on the economic environment on that date.

[2]	The weighted average shown for the Other Postretirement Benefit plan is determined on an after-tax basis.

[3]	Interim remeasurement was required on November 14, 2011 due to plan changes adopted at that time. The discount rate as of the remeasurement date was selected based on economic conditions on that date.

[4]	As part of the interim remeasurement on November 14, 2011, the expected return on plan assets was reduced from 7.75% to 7.25% for the SunTrust Pension Plan and the NCF Retirement Plan.

Other changes in plan assets and benefit obligations recognized in OCI during 2011 are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial loss/(gain)	$473	($16)
Recognition of actuarial loss	(39)	(1)
Amortization of prior service credit	105	—
Curtailment effects	(96)	—
Total recognized in OCI, pre-tax	$443	($17)
Total recognized in net periodic benefit cost and OCI, pre-tax	$380	($14)

The estimated actuarial loss that will be amortized from AOCI into net periodic benefit cost in 2012 is $24 million.

Additionally, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase all Pension and Other Postretirement Plans’ net periodic benefit cost approximately less than $1 million and $6 million, respectively.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit plans. As of December 31, 2011, SunTrust assumed that pre-65 retiree health care costs will increase at an initial rate of 9.00% per year. SunTrust assumed a healthcare cost trend that recognizes expected inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 7-year period to 5.00% per year. As of December 31, 2011, SunTrust assumed that post-65 retiree health costs will increase at an initial rate of 8.00% per year. SunTrust expects this annual cost increase to decrease over a 5-year period to 5.00% per year.

Notes to Consolidated Financial Statements (Continued)

Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in millions)	1% Increase	1% Decrease
Effect on Other Postretirement Benefit obligation	$11	$10
Effect on total service and interest cost	1	1

NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives and all derivative activities are monitored by ALCO. The Company may also enter into derivatives, on a limited basis, in consideration of trading opportunities in the market. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of December 31, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.4 billion, representing the net of $3.6 billion in net derivative gains, offset by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions. As of December 31, 2010, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.6 billion, representing the net of $2.8 billion in net derivative gains by counterparty, offset by counterparty where formal netting arrangements exist, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.
Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in market factors, such as interest rates, currency rates, equity prices, or implied volatility, has on the value of a derivative. The Company manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk associated with its derivatives designated as trading instruments using a VAR methodology.
Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $36 million and $33 million as of December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master trading agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion and $1.1 billion in fair value at December 31, 2011 and 2010, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At December 31, 2011, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $9 million in fair value liabilities as of December 31, 2011. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $5 million at December 31, 2011, against which the Bank had posted collateral of $3 million; ATEs do not exist at lower ratings levels. At December 31, 2011, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.2 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at December 31, 2011 of $16 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $10 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2011 and 2010. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2011 and 2010. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2011[1]
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [2]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$—	Trading liabilities	$1,547		$189
Interest rate contracts hedging:
Floating rate loans	Trading assets	14,850		1,057	Trading liabilities	—		—
Total		16,397		1,057		1,547		189
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Securities AFS	Trading assets	—		—	Trading liabilities	450		1
Fixed rate debt	Trading assets	1,000		56	Trading liabilities	—		—
Total		1,000		56		450		1
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		13	Trading liabilities	60		9
MSRs	Other assets	28,800		472	Other liabilities	2,920		29
LHFS, IRLCs, LHFI-FV	Other assets	2,657		19	Other liabilities	6,228	[5]	54
Trading activity	Trading assets	113,420	[6]	6,226	Trading liabilities	101,042		5,847
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	33		1	Trading liabilities	460		129
Trading activity	Trading assets	2,532		127	Trading liabilities	2,739		125
Credit contracts covering:
Loans	Trading assets	45		1	Trading liabilities	308		3
Trading activity	Trading assets	1,841	[7]	28	Trading liabilities	1,809	[7]	23
Equity contracts - Trading activity	Trading assets	10,168	[6]	1,013	Trading liabilities	10,445		1,045
Other contracts:
IRLCs and other	Other assets	4,909		84	Other liabilities	139	[8]	22	[8]
Trading activity	Trading assets	207		23	Trading liabilities	203		23
Total		165,049		8,007		126,353		7,309
Total derivatives		$182,446		$9,120		$128,350		$7,499
1 During 2011, the Company began offsetting cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivatives accounting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2011 are presented in Note 19, "Fair Value Election and Measurement."
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.2 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized.
6 Amounts include $16.7 billion and $0.6 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized.
7 Asset and liability amounts include $2 million and $6 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, which notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a $22 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Continued)

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
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Economic Hedging and Trading Activities” in this Note for further discussion.
3 Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized.
4 Amounts include $25.0 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore, no derivative asset or liability is recognized.
5 Asset and liability amounts include $1 million and $8 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
6 Includes a $23 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 18, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Continued)

Impact of Derivatives on the Consolidated Statements of Income/(Loss) and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Year Ended December 31, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($46)		$—
Interest rate contracts hedging Floating rate loans	730	Interest and fees on loans	423
Total	$684		$423
1 During the year ended December 31, 2011, the Company also reclassified $202 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

	Year Ended December 31, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]
Interest rate contracts hedging Fixed rate debt	$51	($52)	($1)
1 Amounts are recognized in trading income/(loss) in the Consolidated Statements of Income/(Loss).

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 31, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income/(loss)	($5)
MSRs	Mortgage servicing related income	572
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(281)
Trading activity	Trading income/(loss)	113
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income/(loss)	(4)
Trading activity	Trading income/(loss)	18
Credit contracts covering:
Loans	Trading income/(loss)	(1)
Other	Trading income/(loss)	15
Equity contracts - trading activity	Trading income/(loss)	(3)
Other contracts:
IRLCs	Mortgage production related (loss)/income	355
Total		$779

Notes to Consolidated Financial Statements (Continued)

The impacts of derivatives on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2010 are presented below:

	Year Ended December 31, 2010
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($101)		$—
Interest rate contracts hedging Floating rate loans	903	Interest and fees on loans	487
Total	$802		$487
1 During the year ended December 31, 2010, the Company also reclassified $130 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 30, 2010
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income/(loss)	($64)
Corporate bonds and loans	Trading income/(loss)	(1)
MSRs	Mortgage servicing related income	444
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(176)
Trading activity	Trading income/(loss)	304
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income/(loss)	(94)
Trading activity	Trading income/(loss)	7
Credit contracts covering:
Loans	Trading income/(loss)	(2)
Trading activity	Trading income/(loss)	10
Equity contracts - trading activity	Trading income/(loss)	(53)
Other contracts:
IRLCs	Mortgage production related (loss)/income	392
Total		$767

The impacts of derivatives on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2009 are presented below:

	Year Ended December 31, 2009
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss)reclassified from AOCI into Income (Effective Portion) [1]
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($296)		$—
Interest rate contracts hedging:
Floating rate loans	99	Interest and fees on loans	503
Floating rate CDs	(1)	Interest on deposits	(47)
Floating rate debt	—	Interest on long-term debt	(1)
Total	($198)		$455
1 During the year ended December 31, 2009, the Company reclassified $31 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Notes to Consolidated Financial Statements (Continued)

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 31, 2009
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income/(loss)	($61)
Corporate bonds and loans	Trading income/(loss)	7
MSRs	Mortgage servicing related income	(88)
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(75)
Trading activity	Trading income/(loss)	46
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income/(loss)	72
Trading activity	Trading income/(loss)	(4)
Credit contracts covering:
Loans	Trading income/(loss)	(20)
Equity contracts - trading activity	Trading income/(loss)	23
Other contracts:
IRLCs	Mortgage production related (loss)/income	630
Trading activity	Trading income/(loss)	3
Total		$533

Credit Derivatives
As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in trading income/(loss) in the Consolidated Statements of Income/(Loss).
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of December 31, 2011 and 2010, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2011 and 2010, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2011 and 2010, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2011 and 2010, the written CDS had remaining terms ranging from one year to nine years and two months to five years, respectively. The maximum guarantees outstanding at December 31, 2011 and 2010, as measured by the gross notional amounts of written CDS, were $167 million and $99 million, respectively. At December 31, 2011 and 2010, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $175 million and $87 million, respectively. The fair values of written CDS were $4 million and $3 million at December 31, 2011 and 2010 and the fair values of purchased CDS were $6 million and less than $1 million at December 31, 2011 and 2010.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at

Notes to Consolidated Financial Statements (Continued)

any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2011 and 2010, the remaining terms on these risk participations generally ranged from one month to seven years and one month to eight years, respectively, with a weighted average on the maximum estimated exposure of 3.5 years and 3.1 years, respectively. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $57 million and $74 million at December 31, 2011 and 2010, respectively. The fair values of the written risk participations were not material at both December 31, 2011 and 2010. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorate. At December 31, 2011 and 2010, there were $1.6 billion and $969 million of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at December 31, 2011 were $20 million and $17 million, respectively, and related collateral held at December 31, 2011 was $285 million. The fair values of the TRS derivative assets and liabilities at December 31, 2010 were $34 million and $32 million, respectively, and related collateral held at December 31, 2010 was $268 million.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At December 31, 2011, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2011 and 2010, the maximum range of hedge maturities for hedges of floating rate loans was one to six years, with the weighted average being 3.4 years and 3.5 years, respectively. Ineffectiveness on these hedges was not material during the years ended December 31, 2011 and 2010. As of December 31, 2011, $304 million, net of tax, of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.
During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 years and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recognized in AOCI and any ineffective portions recognized in trading income/(loss). None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company recognized ineffectiveness gains of $2 million during both years ended December 31, 2011 and 2010. Ineffectiveness gains were recognized in trading income/(loss). Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recognized in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Notes to Consolidated Financial Statements (Continued)

Fair Value Hedges
During 2011, the Company entered into interest rate swap agreements, as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements include converting Company issued fixed rate senior long-term debt and fixed rate U.S. Treasury securities AFS to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.

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

•
The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged with cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading income/(loss).

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

Notes to Consolidated Financial Statements (Continued)

NOTE 18 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2011, approximately $8.0 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At December 31, 2011, the total loss exposure ceded to the Company was approximately $309 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $42 million. Of this amount, $38 million of losses have been reserved for as of December 31, 2011, reducing the Company’s net remaining loss exposure to $4 million. The reinsurance reserve was $148 million as of December 31, 2010. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2010, as well as the relinquishment of one trust during the second quarter of 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $4 million, since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $4 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $26 million, $38 million, and $48 million for each of the years ended December 31, 2011, 2010, and 2009, respectively, is reported as part of noninterest income. The related provision for losses, which totaled $28 million, $27 million, and $115 million for each of the years ended December 31, 2011, 2010, and 2009, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2011. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 17, “Derivative Financial Instruments”).

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

As of December 31, 2011 and 2010, the maximum potential amount of the Company’s obligation was $5.2 billion and $6.4 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $105 million and $109 million in other liabilities in the Consolidated Balance Sheets for unearned fees related to these letters of credit as of December 31, 2011 and 2010, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is

Notes to Consolidated Financial Statements (Continued)

a component of the unfunded commitment reserve recorded in other liabilities in the Consolidated Balance Sheets included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.”
Loan Sales
STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited amount of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances or other mortgage loan related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to December 31, 2011, which totaled $244.3 billion at the time of sale, consisting of $187.4 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $26.6 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of December 31, 2011 is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	Total
GSE[1]	$4.5	$5.4	$10.4	$11.1	$24.9	$14.2	$13.8	$84.3
Ginnie Mae[1]	0.7	0.5	0.6	2.7	5.7	4.1	3.1	17.4
Non-agency	4.0	5.8	4.6	—	—	—	—	14.4
Total	$9.2	$11.7	$15.6	$13.8	$30.6	$18.3	$16.9	$116.1

1 Balances based on loans serviced by the Company.
Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and, in addition to identifying a representation or warranty breach, non-agency investors are generally required to demonstrate that the breach was material and directly related to the cause of default. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences are limited and no repurchase liability has been recorded for loans sold to Ginnie Mae.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years and more recently during the latter half of 2011. Repurchase requests from GSEs and non-agency investors were $1.7 billion, $1.1 billion, and $1.1 billion during the years ended 2011, 2010, and 2009, respectively, and on a cumulative basis since 2005 has been $5.3 billion, which includes Ginnie Mae repurchase requests. The majority of these requests are from GSEs, with a limited number of requests having been received related to non-agency investors. Repurchase requests from non-agency investors were $50 million, $55 million, and $99 million during the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, repurchase requests related to loans originated in 2006 and 2007 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests, and demands have been contested to the extent they are not considered valid. At December 31, 2011, the unpaid principal balance of loans related to unresolved requests previously received from investors was $590 million, comprised of $578 million from the GSEs and $12 million from non-agency investors. Comparable amounts at December 31, 2010, were $293 million, comprised of $264 million from the GSEs and $29 million from non-agency investors.
The Company uses the best information available when estimating its mortgage repurchase liability. As of December 31, 2011 and 2010, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $320 million and $265 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the

Notes to Consolidated Financial Statements (Continued)

related repurchase provision is recognized in mortgage production related (loss)/income in the Consolidated Statements of Income/(Loss).
A significant degree of judgment is used to estimate the mortgage repurchase liability. This estimation process is inherently uncertain and subject to imprecision; consequently, there is a range of reasonably possible loss in excess of the recorded repurchase liability. Based on an analysis of the assumptions used to estimate the repurchase liability related to loans sold prior to 2009, the Company estimates that it is reasonably possible that the estimated liability, as of December 31, 2011, could exceed the current repurchase liability by $0 to $700 million. This estimate is subject to revision due to changes in borrower default levels, investor request criteria and behavior, repurchase rates, and home values. This estimate of reasonably possible incremental loss does not pertain to non-agency investors or to loans sold after 2008 due to the limited amount of historical repurchase request and loss experience the Company has realized on these more recent vintages; therefore, the Company is unable to estimate a reasonably possible range of loss for loans sold to non-agency investors or for loans sold subsequent to 2008. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Balance at beginning of period	$265	$200	$92
Repurchase provision	502	456	444
Charge-offs	(447)	(391)	(336)
Balance at end of period	$320	$265	$200

During the years ended December 31, 2011 and 2010, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $789 million and $677 million, respectively, related to investor demands. As of December 31, 2011 and 2010, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $252 million and $153 million, respectively, of which $134 million and $86 million, respectively, were nonperforming.
As of December 31, 2011, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. STM recognizes a liability for contingent losses when MSRs are sold, which totaled $8 million and $6 million as of December 31, 2011 and 2010, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009 are not recorded as liabilities until the contingency is resolved; whereas, arrangements entered into subsequent to that date are recorded as liabilities at the fair value of the contingent payment. The potential obligation associated with these arrangements was $10 million and $5 million as of December 31, 2011 and December 31, 2010, respectively, of which $10 million and $3 million were recorded as a liability representing the fair value of the contingent payments as of December 31, 2011 and December 31, 2010, respectively. If required, these contingent payments will be payable over the next three years.
Visa
The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of December 31, 2011, Visa had funded $8.1 billion into an escrow

Notes to Consolidated Financial Statements (Continued)

account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The amount of compensation is a function of the 3.2 million shares sold to the Counterparty, the change in conversion rate, and Visa’s share price. The Counterparty, as a result of its ownership of the Class B shares, will be impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of December 31, 2011 the conversion factor had decreased to 0.4254 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Counterparty of $8 million, $17 million, and $10 million during 2011, 2010, and 2009, respectively. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate impact to the Company could be significantly higher or lower than the $22 million and $23 million recorded as of December 31, 2011 and 2010, respectively. See Note 20, "Contingencies," for additional discussion of the related litigation.
Public Deposits
The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment, from the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring this risk relative to the current economic environment and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.
Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.
STIS and STRH, broker-dealer affiliates of SunTrust, use a common third-party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the years ended December 31, 2011, 2010, and 2009, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside

Notes to Consolidated Financial Statements (Continued)

investors. As of December 31, 2011, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of December 31, 2011, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of December 31, 2011 and 2010, $5 million and $7 million, respectively, was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

NOTE 19 - FAIR VALUE ELECTION AND MEASUREMENT
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

Notes to Consolidated Financial Statements (Continued)

		Fair Value Measuements at December 31, 2011 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$144	$144	$—	$—
Federal agency securities	478	—	478	—
U.S. states and political subdivisions	54	—	54	—
MBS - agency	412	—	412	—
MBS - private	1	—	—	1
CDO/CLO securities	45	—	2	43
ABS	37	—	32	5
Corporate and other debt securities	344	—	344	—
CP	229	—	229	—
Equity securities	91	91	—	—
Derivative contracts	3,444	306	3,138	—
Trading loans	2,030	—	2,030	—
Gross trading assets	7,309	541	6,719	49
Offsetting collateral [1]	(1,030)
Total trading assets	6,279
Securities AFS:
U.S. Treasury securities	694	694	—	—
Federal agency securities	1,932	—	1,932	—
U.S. states and political subdivisions	454	—	396	58
MBS - agency	21,223	—	21,223	—
MBS - private	221	—	—	221
CDO/CLO securities	50	—	50	—
ABS	464	—	448	16
Corporate and other debt securities	51	—	46	5
Coke common stock	2,099	2,099	—	—
Other equity securities [2]	929	188	—	741
Total securities AFS	28,117	2,981	24,095	1,041
LHFS:
Residential loans	1,826	—	1,825	1
Corporate and other loans	315	—	315	—
Total LHFS	2,141	—	2,140	1
LHFI	433	—	—	433
MSRs	921	—	—	921
Other assets [3]	554	7	463	84
Liabilities
Trading liabilities:
U.S. Treasury securities	569	569	—	—
Corporate and other debt securities	77	—	77	—
Equity securities	37	37	—	—
Derivative contracts	2,293	174	1,930	189
Gross trading liabilities	2,976	780	2,007	189
Offsetting collateral [1]	(1,170)
Total trading liabilities	1,806
Brokered time deposits	1,018	—	1,018	—
Long-term debt	1,997	—	1,997	—
Other liabilities [3,4]	84	1	61	22
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of December 31, 2011.
2Includes at cost, $342 million of FHLB of Atlanta stock, $398 million of Federal Reserve Bank stock, and $187 million in mutual fund investments.
3These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (Continued)

		Fair Value Measurements at December 31, 2010 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury securities	$187	$187	$—	$—
Federal agency securities	361	—	361	—
U.S. states and political subdivisions	123	—	123	—
MBS - agency	301	—	301	—
MBS - private	15	—	9	6
CDO/CLO securities	55	—	2	53
ABS	59	—	32	27
Corporate and other debt securities	743	—	743	—
CP	14	—	14	—
Equity securities	221	—	98	123
Derivative contracts	2,743	166	2,577	—
Trading loans	1,353	—	1,353	—
Total trading assets	6,175	353	5,613	209
Securities AFS
U.S. Treasury securities	5,516	5,516	—	—
Federal agency securities	1,895	—	1,895	—
U.S. states and political subdivisions	579	—	505	74
MBS - agency	14,358	—	14,358	—
MBS - private	347	—	—	347
CDO/CLO securities	50	—	50	—
ABS	808	—	788	20
Corporate and other debt securities	482	—	477	5
Coke common stock	1,973	1,973	—	—
Other equity securities [1]	887	—	197	690
Total securities AFS	26,895	7,489	18,270	1,136
LHFS
Residential loans	2,847	—	2,845	2
Corporate and other loans	321	—	316	5
Total LHFS	3,168	—	3,161	7
LHFI	492	—	—	492
MSRs	1,439	—	—	1,439
Other assets [2]	241	—	223	18
Liabilities
Trading liabilities
U.S. Treasury securities	439	439	—	—
Corporate and other debt securities	398	—	398	—
Derivative contracts	1,841	120	1,576	145
Total trading liabilities	2,678	559	1,974	145
Brokered time deposits	1,213	—	1,213	—
Long-term debt	2,837	—	2,837	—
Other liabilities [2,3]	114	—	72	42
1 Includes at cost, $298 million of FHLB of Atlanta stock, $391 million of Federal Reserve Bank stock, and $197 million in mutual fund investments.
2These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
3These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (Continued)

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading loans, LHFI, LHFS, brokered time deposits, and long-term debt instruments for which the FVO has been elected. For LHFI and LHFS for which the FVO has been elected, the tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in millions)	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance under FVO December 31, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,030	$2,010	$20
LHFS	2,139	2,077	62
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	1	8	(7)
LHFI	407	439	(32)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	25	48	(23)
Brokered time deposits	1,018	1,011	7
Long-term debt	1,997	1,901	96
(Dollars in millions)	Aggregate Fair Value December 31, 2010	Aggregate Unpaid Principal Balance under FVO December 31, 2010	Fair Value Over/(Under) Unpaid Principal
Trading loans	$1,353	$1,320	$33
LHFS	3,160	3,155	5
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	6	25	(19)
LHFI	462	517	(55)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	28	54	(26)
Brokered time deposits	1,213	1,188	25
Long-term debt	2,837	2,753	84

Notes to Consolidated Financial Statements (Continued)

The following tables present the change in fair value during the years ended December 31, 2011, 2010, and 2009 of financial instruments for which the FVO has been elected, as well as MSRs that are accounted for at fair value in accordance with applicable fair value accounting guidance. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges are also recognized in trading income/(loss), mortgage production related (loss)/income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income/(loss)	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$21	$—	$—	$21
LHFS	(10)	450	—	440
LHFI	3	11	—	14
MSRs	—	7	(733)	(726)
Liabilities
Brokered time deposits	32	—	—	32
Long-term debt	(12)	—	—	(12)
1For the year ended December 31, 2011, income related to LHFS includes $217 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2011, income related to MSRs includes $7 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 and beyond using the fair value method. Previously, MSRs were reported under the amortized cost method.
2Changes in fair value for the year ended December 31, 2011, exclude accrued interest for the periods then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2010, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income/(loss)	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets
Trading loans	($3)	$—	$—	($3)
LHFS	26	568	—	594
LHFI	—	7	—	7
MSRs	—	15	(513)	(498)
Liabilities
Brokered time deposits	(62)	—	—	(62)
Long-term debt	(168)	—	—	(168)
1For the year ended December 31, 2010, income related to LHFS, includes $274 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2010, income related to MSRs includes $15 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 and beyond using the fair value method. Previously, MSRs were reported under the amortized cost method.
2Changes in fair value for the year ended December 31, 2010, exclude accrued interest for the periods then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Gain/(Loss) for the Year Ended December 31, 2009, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income/(loss)	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets
Trading loans	$3	$—	$—	$3
LHFS	2	625	—	627
LHFI	3	(1)	—	2
MSRs	—	17	66	83
Liabilities
Brokered time deposits	11	—	—	11
Long-term debt	(65)	—	—	(65)
1For the year ended December 31, 2009, income related to LHFS, includes $664 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2009, income related to MSRs includes $18 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 and beyond using the fair value method. Previously, MSRs were reported under the amortized cost method.
2Changes in fair value for the year ended December 31, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons.
The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or 3 that are measured at fair value on a recurring basis, based on the class as determined by the nature and risks of the instrument.
Trading Assets and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and independently validated against pricing received from two or three third party pricing sources; securities AFS are valued by an independent third party pricing service and independently validated against pricing received from two other third party pricing sources, all of which are sources that are widely used by market participants. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services.

Federal agency securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB and other agencies, or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. In the case of securities issued by GSEs such as Fannie Mae and Freddie Mac, the obligations are not explicitly guaranteed by the U.S. government; however, the GSEs carry an implied rating commensurate with that of U.S. government obligations and may be required to maintain such rating through its agency agreement. In certain instances, the U.S. Treasury owns the senior preferred stock of these enterprises and has made a commitment, under that stock purchase agreement, to provide these GSEs with funds to maintain a positive net worth. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these instruments as level 2.
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

Notes to Consolidated Financial Statements (Continued)

Level 3 municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at December 31, 2011 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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
MBS – agency
MBS – agency includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these as level 2.
MBS – private
Private MBS includes purchased interests in third party securitizations as well as retained interests in Company-sponsored securitizations of residential mortgages. In 2010, the Company also had approximately $9 million of private label CMBS in trading assets that were received as part of a SIV liquidation (see CDO/CLO discussion below). Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. For a de minimis amount of private MBS, the Company uses industry-standard or proprietary models to estimate fair value and considers assumptions that are generally not observable in the current markets or that are not specific to the securities that the Company owns, such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates. As liquidity returns to these markets, the Company has seen more pricing information from third parties and a reduction in the need to use pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continued to classify private MBS as level 3, as the Company believes that this third party pricing relied on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

For the private CMBS held at December 31, 2010, the Company was able to obtain pricing information as part of the foreclosure sale at liquidation and was also able to obtain at least two different pricing sources that were within narrow price range. As such, the Company classified these securities as level 2. Certain vintages of private RMBS have suffered from deterioration in credit quality leading to downgrades. At December 31, 2011, the Company's private RMBS contained 2006 to 2007 vintage securities AFS and trading securities. At December 31, 2010, private RMBS also included 2003 vintage securities classified as AFS. All but a de minimis amount of the 2006 and 2007 vintage securities AFS and trading securities had been downgraded to non-investment grade levels by at least one nationally recognized rating agency. The vast majority of these securities had high investment grade ratings at the time of origination or purchase. The 2006 to 2007 vintage collateral is predominantly comprised of prime jumbo fixed and floating rate loans. The 2003 vintage securities are interests retained from a securitization of prime first lien fixed and floating rate loans and are primarily all investment grade rated, with the exception of a small amount of support bonds. The majority of these securities had maintained their original ratings, with a small amount of upgrades and only one bond downgraded since inception of the deal. During 2011, the Company's remaining interests of $49 million in the 2003 securitization were liquidated through the exercise of the Company's clean up call rights on the underlying collateral. See Note 11, "Certain Transfers of Financial Assets and Variable Interest Entities."

Notes to Consolidated Financial Statements (Continued)

Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 5, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS during the years ended December 31, 2011, 2010, and 2009.

CDO/CLO Securities
Level 2 securities AFS consists of a senior interest in a third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. At December 31, 2011, the Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. In the first quarter of 2011, the Company sold the remaining securities within trading assets that were received upon the liquidation of one of the Company’s SIV investments, which included $21 million of CDO securities. Additionally, the Company’s $20 million retained interest in a structured participation of commercial loans was liquidated in 2011 through the exercise of the Company’s clean up call. For the ARS CDOs classified as level 3 trading assets, the increase in the value of these interests during the year ended December 31, 2011 was due to a steady recovery in the broader CDO market during the first half of the year along with an improvement in the underlying collateral for most of the individual interests. Additionally, the Company purchased CDO ARS securities in July 2011 as a result of the settlement of an ARS claim. For additional information, see Note 11, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 20, "Contingencies." Although market conditions have improved, the auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Additionally, the Company classified $32 million of trading ARS and $72 million of AFS ARS collateralized by government guaranteed student loans as level 2 due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a 97% (or higher) government guarantee of principal and interest. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.

Other level 3 AFS ABS includes interests in third party securitizations of auto loans and home equity lines of credit that are vintage 2003-2004. Third party pricing is generally available to price or validate the pricing on these positions, however, the Company believes that this third party pricing relied on a significant unobservable assumptions, as evidenced by a wide bid-ask range and variability in pricing received from the pricing services, and therefore the Company continues to classify these ABS as level 3.
During the first quarter of 2011, the Company sold the remaining ABS related to the assets acquired in 2007, including those received in the SIV liquidation that occurred in December 2010. This included $31 million of level 3 trading ABS collateralized by auto loans and home equity lines of credit.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.
Commercial paper
From time to time, the Company trades third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of the CP that it trades based on observable pricing from executed trades of similar instruments.
Equity securities
Level 1 equity securities, both trading and AFS, consist primarily of MMMFs that trade at a $1 net asset value, which is considered the fair market value of those fund shares.

Notes to Consolidated Financial Statements (Continued)

Level 3 equity securities classified as trading as of December 31, 2010 included nonmarketable preferred shares in municipal funds issues as ARS that the Company purchased as a result of the ARS market failing in 2008 and the resulting FINRA settlement described in Note 20, "Contingencies." During the year ended December 31, 2011, the issuers of these ARS had redeemed at par all of the remaining shares that were held by the Company.
Level 3 equity securities classified as securities AFS include, as of December 31, 2011 and 2010, $740 million and $689 million, respectively, of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of par value.

Derivative contracts (trading assets or trading liabilities)
With the exception of one derivative contract discussed herein and certain instruments discussed under ‘other assets/liabilities, net’ that qualify as derivative instruments, the Company’s derivative instruments are level 1 or 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. See Note 17, “Derivative Financial Instruments,” for additional information on the Company’s derivative contracts.
The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, with underlying market variables of interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-based assumptions for all of its significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions.
The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 years and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At December 31, 2011 and 2010, The Agreements’ combined fair value was a liability of $189 million and $145 million, respectively.

See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements, for additional information on the Company's derivative contracts.

Notes to Consolidated Financial Statements (Continued)

Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 11, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 17, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s CIB line of business. All of these loans have been classified as level 2, due to the market data that the Company uses in its estimates of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At December 31, 2011 and 2010, the Company had outstanding $1.7 billion and $972 million, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value in order to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At December 31, 2011 and 2010, $323 million and $381 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans and Loans Held for Sale
Residential LHFS
The Company recognized at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chooses to fair value these mortgage LHFS in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings when earned or incurred. The servicing value, which had been recorded as MSRs at the time the loan was sold, is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related (loss)/income.
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
As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2011 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the years ended December 31, 2011, 2010, and 2009, the Company recognized losses in the Consolidated Statements of Income/(Loss) of $15 million, $18 million, and $24

Notes to Consolidated Financial Statements (Continued)

million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and in order to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
LHFI
Level 3 LHFI predominantly includes mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates.

Other Intangible Assets
Other intangible assets that the Company records at fair value are the Company’s MSR assets. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 9, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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
The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.
During the years ended December 31, 2011 and 2010, the Company transferred $271 million and $398 million, respectively, of IRLCs out of level 3 as the associated loans were closed.
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

Notes to Consolidated Financial Statements (Continued)

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
Brokered time deposits
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized gains of $2 million, losses of $41 million, and losses of $2 million for the years ended December 31, 2011, 2010, and 2009, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were gains of $57 million, losses of $95 million, and losses of $233 million for the years ended December 31, 2011, 2010, and 2009, respectively.
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

Notes to Consolidated Financial Statements (Continued)

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2011	Included in earnings (held at December 31, 2011) [1]
Assets:
Trading assets:
MBS - private	$6	$1		$—		$—	($5)	($1)	$—		$—	$1	($1)
CDO/CLO securities	53	26	[2]	—		6	(21)	(1)	(20)		—	43	9	[2]
ABS	27	9		—		—	(31)	—				5	2
Equity securities	123	13		—		—	—	(136)	—		—	—	—
Total trading assets	209	49	[3]	—		6	(57)	(138)	(20)	—	—	49	10	[3]
Securities AFS:
U.S. states and political subdivisions	74	1		(2)		—	(4)	(11)				58	—
MBS - private	347	(8)		2		—	—	(71)	(49)			221	(6)
ABS	20	—		—		—	—	(4)			—	16	—
Corporate and other debt securities	5	—		—		—	—	—				5	—
Other equity securities	690	—		—		198	—	(147)				741	—
Total securities AFS	1,136	(7)	[4]	—		198	(4)	(233)	(49)	—	—	1,041	(6)	[4]
LHFS:
Residential loans	2	(1)	[5]	—		—	(18)	(1)	(1)	23	(3)	1	—
Corporate and other loans	5	(1)	[6]	—		—	—	(4)	—	—	—	—	—
LHFI	492	14	[7]	—		—	—	(59)	(13)	—	(1)	433	(1)	[7]
Other assets/(liabilities), net	(24)	349	[5]	—		—	—	8	(271)	—	—	62	—
Liabilities
Derivative contracts	(145)	2	[3]	(46)	[8]	—	—	—	—	—		(189)	2	[3]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2011.
2 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 20, "Contingencies."
3 Amounts included in earnings are recorded in trading income/(loss).
4 Amounts included in earnings are recorded in net securities gains.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related (loss)/income.
6 Amounts included in earnings are recorded in other noninterest income.
7 Amounts are generally included in mortgage production related (loss)/income, however, the mark on certain fair value loans is included in trading income/(loss).
8 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 17, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2010	Included in earnings		OCI		Purchases, sales, issuances, settlements, maturities, paydowns, net	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2010	Included in earnings (held at December 31, 2010) [1]
Assets
Trading assets:
U.S. states and political subdivisions	$7	$1		$—		($8)	$—	$—	$—	$—	$—
MBS - private	6	10		—		(36)	35	—	(9)	6	(1)
CDO/CLO securities	175	49	[2]	—		(109)	(60)	—	(2)	53	13	[2]
ABS	51	9		—		(3)	2	—	(32)	27	(2)
Equity securities	151	8		—		(36)	—	—	—	123	3
Total trading assets	390	77	[3]	—		(192)	(23)	—	(43)	209	13	[3]
Securities AFS:
U.S. states and political subdivisions	132	3		2		(63)	—	—	—	74	—
MBS - private	378	(2)		64		(93)	—	—	—	347	(2)
ABS	102	4		—		7	—	—	(93)	20	—
Corporate and other debt securities	5	—		—		—	—	—	—	5	—
Other equity securities	705	—		—		(15)	—	—	—	690	—
Total securities AFS	1,322	5	[4]	66		(164)	—	—	(93)	1,136	(2)	[4]
LHFS:
Residential loans	142	(4)	[5]	—		(89)	(118)	75	(4)	2	—
Corporate and other loans	9	(2)	[6]	—		(2)	—	—	—	5	(2)	[6]
LHFI	449	3	[7]	—		(57)	100	—	(3)	492	(5)	[7]
Other assets/(liabilities), net	(35)	392	[5]	—		17	(398)	—	—	(24)	—
Liabilities
Derivative contracts	(46)	2	[3]	(101)	[8]	—	—	—	—	(145)	2	[3]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at December 31, 2010.
2 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 20, "Contingencies."
3 Amounts included in earnings are recorded in trading income/(loss).
4 Amounts included in earnings are recorded in net securities gains.
5Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related (loss)/income.
6 Amounts included in earnings are recorded in other noninterest income.
7 Amounts are generally included in mortgage production related (loss)/income, however, the mark on certain fair value loans is included in trading income/(loss).
8 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke stock as discussed in Note 17, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Continued)

Non-recurring Fair Value Measurements
The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis for which impairment was recognized. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs. The Company’s economic hedging activities for LHFS are deployed at the portfolio level.

		Fair Value Measurement at December 31, 2011, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$212	$—	$108	$104	$—
LHFI	72	—	—	72	(7)
OREO	479	—	372	107	(127)
Affordable Housing	324	—	—	324	—
Other Assets	45	—	24	21	(20)

		Fair Value Measurement at December 31, 2010, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$333	$—	$142	$191	$—
LHFI	85	—	—	85	(15)
OREO	596	—	553	43	(116)
Affordable Housing	357	—	—	357	—
Other Assets	130	—	90	40	(20)

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
During the year ended December 31, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. Of these transferred loans, $34 million were sold at approximately their carrying value during the year ended December 31, 2011; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale. The Company executed a similar transfer of $160 million in NPLs during the year ended December 31, 2010; these loans were subsequently sold at prices approximating fair value.

Notes to Consolidated Financial Statements (Continued)

Loans Held for Investment
LHFI consist predominantly of nonperforming commercial real estate loans for which specific reserves have been recorded. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates of the underlying collateral incorporating market data when available. Due to the lack of market data for similar assets, these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months and that have a net carrying value of less than $1 million. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the years ended December 31, 2011 and 2010, the Company recognized impairment charges of $10 million and $15 million, respectively, on its consolidated affordable housing partnership investments.
Other Assets
Other assets consist of private equity investments, structured leasing products, other repossessed assets, and assets under operating leases where the Company is the lessor.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the years ended December 31, 2011 and 2010, the Company recognized impairment charges of $11 million and $5 million, respectively, on its private equity partnership investments.
Structured leasing consists of assets held for sale under third party operating leases. These assets consist primarily of commercial buildings and are recognized at fair value less cost to sell. These assets are valued based on internal estimates which incorporate current market data for similar assets when available. Due to the lack of current market data for comparable assets, these assets are considered level 3. During the year ended December 31, 2011, no impairment was recognized. During the year ended December 31, 2010, the Company recognized impairment charges of $3 million on these assets.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the years ended December 31, 2011 and 2010, the Company recognized impairment charges of $1 million and $8 million, respectively, on these assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor, and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the years ended December 31, 2011 and 2010, the Company recognized impairment charges of $5 million and $12 million, respectively, attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows:

	2011			2010
(Dollars in millions)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,509	$4,509	(a)	$5,378	$5,378	(a)
Trading assets	6,279	6,279	(b)	6,175	6,175	(b)
Securities AFS	28,117	28,117	(b)	26,895	26,895	(b)
LHFS	2,353	2,355	(c)	3,501	3,501	(c)
LHFI	122,495	122,495		115,975	115,975
Interest/credit adjustment on LHFI	(2,457)	(2,005)		(2,974)	(3,823)
LHFI, as adjusted for interest/credit risk	120,038	120,490	(d)	113,001	112,152	(d)
Market risk/liquidity adjustment on LHFI	—	(4,805)		—	(3,962)
LHFI, fully adjusted	$120,038	$115,685	(d)	$113,001	$108,190	(d)
Financial liabilities
Consumer and commercial deposits	$125,611	$125,963	(e)	$120,025	$120,368	(e)
Brokered time deposits	2,281	2,289	(f)	2,365	2,381	(f)
Foreign deposits	30	30	(f)	654	654	(f)
Short-term borrowings	11,466	11,466	(f)	5,821	5,815	(f)
Long-term debt	10,908	10,515	(f)	13,648	13,191	(f)
Trading liabilities	1,806	1,806	(b)	2,678	2,678	(b)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value as of December 31, 2011 and 2010, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of December 31, 2011 and 2010, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

Notes to Consolidated Financial Statements (Continued)

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

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

NOTE 20 – CONTINGENCIES
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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $140 million to $250 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters.

Auction Rate Securities Investigations and Claims
FINRA Auction Rate Securities Investigation
In September 2008, STRH and STIS entered into an “agreement in principle” with FINRA related to the sales and brokering of ARS by STRH and STIS. This agreement was non-binding and subject to the negotiation of a final settlement. The parties were unable to finalize this agreement and FINRA continued its investigation. Beginning in late 2008, the Company moved forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA as well as certain other investors not addressed by the agreement. In 2010, FINRA notified the Company that it had completed its investigation and that it intended to recommend that charges be filed against both STRH and STIS. In 2011, both STRH and STIS entered into settlement agreements with FINRA under which each firm was assessed a fine and required to provide certain other relief, but neither firm was required to repurchase any additional ARS. The aggregate amount of these fines was $5 million and these fines were paid in 2011. Since 2008, the Company has purchased ARS with par amounts totaling $617 million as a result of the FINRA investigation and recognized cumulative losses through December 31, 2011 of $113 million. The fair value of the remaining ARS purchased pursuant to the settlement, net of sales, redemptions, and calls, was approximately $37 million, $147 million, and $176 million in trading securities and $100 million, $128 million, and $156 million in securities AFS,

Notes to Consolidated Financial Statements (Continued)

at December 31, 2011, 2010, and 2009, respectively. The losses related to the FINRA agreement were accrued in 2008; however, during the years ended December 31, 2011 and 2010, the Company recognized gains of $33 million and $18 million relating to these ARS, respectively. Gain and loss amounts are comprised of net trading gains and net securities gains resulting primarily from sales, calls, and redemptions of both trading securities and securities AFS that were purchased from investors, as well as, net mark to market gains on positions that continue to be held by the Company. Due to the pass-through nature of these security purchases, gains and losses are included in the Corporate Other and Treasury segment.

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

Other ARS Claims
Since April 2008, several arbitrations and individual lawsuits have been filed against STRH and STIS by parties who purchased ARS through these entities. Broadly stated, these complaints allege that STRH and STIS made misrepresentations about the nature of these securities and engaged in conduct designed to mask some of the liquidity risk associated with them. They also allege that STRH and STIS were aware of the risks and problems associated with these securities and took steps in advance of the wave of auction failures to remove these securities from their own holdings. The claimants in these actions are seeking to recover the par value of the ARS in question as well as compensatory and punitive damages in unspecified amounts. The majority of these claims were settled during the year ended December 31, 2011. The Company reserved $7 million and $16 million as of December 31, 2011 and 2010, respectively, for estimated probable losses related to remaining other ARS claims. Losses related to the other ARS claims have been recognized in trading income/(loss) in the Consolidated Statements of Income/(Loss).

Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Association (the “Litigation”). For a discussion regarding the Company’s involvement in the Litigation matter, refer to Note 18, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs two claims-–but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs have filed an appeal of this decision with the Ninth Circuit Court of Appeals and the parties are awaiting that court's decision.

Notes to Consolidated Financial Statements (Continued)

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

SunTrust Mortgage, Inc. v United Guaranty Residential Insurance Company of North Carolina
STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. Count One involves a common reason for denial of claims by UGRIC for a group of loans. Count Two involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, whether ongoing premium obligations exist after any caps are met, and the potential to accelerate any premiums that may be owed if UGRIC prevails on its counterclaim. UGRIC later disclaimed its argument for acceleration of premiums. The Court granted STM’s motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. Count Two has been stayed pending final resolution of Count One. On September 13, 2011, the Court added $5 million to the judgment involving STM's claims for fees on certain issues. On UGRIC’s counterclaim, the Court agreed that UGRIC’s interpretation was correct regarding STM’s continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches, and consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met. UGRIC has filed an appeal of the Court's rulings.

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the class claims against STRH and the other underwriter defendants. A settlement with the class plaintiffs was approved by the Court on December 15, 2011. The class action now will go through a notice and opt-out process in which members of the class, including many of the plaintiffs in the pending individual lawsuits, will have to decide whether to participate in the class settlement or not. In the individual lawsuits for which the plaintiff decides to opt out of the class settlement, if any, the cases will move forward each on its own schedule. Motions to dismiss are either pending or will be filed in each of these cases.

Notes to Consolidated Financial Statements (Continued)

Krinsk v. SunTrust Bank
This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in March 2009 in the U.S. District Court for the Middle District of Florida as a putative class action. The Court dismissed portions of Plaintiff’s first complaint, and she subsequently filed an amended complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion seeking to certify a class of all Florida borrowers. The Company filed its answer to the complaint, has opposed class certification, and has filed a motion to compel arbitration. The Court denied the motion to compel arbitration and this decision was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit reversed the District Court's ruling that SunTrust had waived its right to compel arbitration and remanded the case back to the District Court to decide the merits of SunTrust's motion to compel arbitration. In January 2012, the District Court granted SunTrust's motion to compel arbitration in this matter.

SunTrust Securities Class Action Litigation
Beginning in May 2009, the Company, STRH, SunTrust Capital IX, officers and directors of the Company, and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position, and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, Defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision. The Company filed a motion to dismiss the amended complaint on March 21, 2011. The District Court denied the motion to dismiss as to Plaintiff's claims that the Company misrepresented the adequacy of its loan loss reserves for 2007 but dismissed all other claims against the Company and limited discovery in the initial stages of the case to the question of SunTrust's subjective belief as to the adequacy of those reserves at the time of the offering. SunTrust subsequently filed a motion for reconsideration of this decision and a motion to stay discovery pending resolution of that motion. The Court granted the motion to stay and the parties are awaiting a decision on the motion for reconsideration.

SunTrust Shareholder Derivative Litigation
On September 9, 2011, the Company and several current and former executives and members of the Board were named in a shareholder derivative action filed in the Superior Court of Fulton County, Georgia, Sharon Benfield v. James M. Wells, III. et al., and on December 19, 2011, the Company and several current and former executives and members of the Board were named as defendants in a separate shareholder derivative action filed in the U.S. District Court for the Northern District of Georgia, Edward Mannato v. James M. Wells, III, et al. The plaintiffs in both of these lawsuits purport to bring their claims on behalf of and for the benefit of the Company. Generally, these lawsuits are substantially overlapping and make very broad allegations of mis-management of, and mis-representations about, the Company's exposure to loan losses and the residential real estate market leading up to and during the recent real estate and credit market crises. In both cases, the plaintiffs assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Mannato lawsuit arises out of a shareholder demand made of SunTrust in March 2008 that was the subject of an investigation conducted at the direction of a committee of independent members of the Company's Board. This committee concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. The Benfield lawsuit arises out of a shareholder demand made of SunTrust in February 2011 that is the subject of an ongoing investigation conducted at the direction of the same Board committee. The Company has filed a motion to stay this case pending the outcome of this investigation.

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On August 28, 2009, The Colonial BancGroup filed for bankruptcy. The Defendants’ motion to dismiss was denied in May 2010, but the Court subsequently has ordered Plaintiffs to file an amended complaint. This amended complaint has been filed and the defendants have filed a motion to dismiss.

Notes to Consolidated Financial Statements (Continued)

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

Consent Order with the Federal Reserve
On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by STM, to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and then make any appropriate remediation, reimbursement or adjustment. Additionally, borrowers who had a residential foreclosure action pending during this two year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations, or other deficiencies in the foreclosure process. A direct mail solicitation was completed on November 28, 2011. The deadline for submitting requests for review is July 31, 2012. Reviews by the independent consultant are currently underway. Under the terms of the Consent Order, SunTrust Bank and STM also agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company has begun implementation of recommended enhancements. Many of the action plans designed to complete the above enhancements were accepted by the Federal Reserve during the fourth quarter of 2011 and are currently in implementation. The full text of the Consent Order is available on the Federal Reserve’s website and is filed as Exhibit 10.25 to this Form 10-K.
The Company completed an internal review of STM’s residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes. As discussed above, the Consent Order requires the Company to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010. Until the results of that review are known, the Company cannot reasonably estimate financial reimbursements or adjustments. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims (which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims") includes the expected incremental costs (if any) of a civil money penalty relating to the Consent Order.

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

Notes to Consolidated Financial Statements (Continued)

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
The Company Stock Class Action was originally filed in the U.S. District Court for the Southern District of Florida, but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division, (the “District Court”) in November 2008.
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

Mutual Funds Class Action
On March 11, 2011, the Company, officers and directors of the Company, and certain other Company employees were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds.
The Affiliated Funds Class Action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint. On June 20, 2011, defendants filed a motion to dismiss the amended complaint. On July 25, 2011, briefing on the motion to dismiss concluded, and the motion remains pending.

Metropolitan Bank Group, Inc. v. SunTrust Robinson Humphrey, Inc.
On March 8, 2011, SunTrust Robinson Humphrey (“STRH”) was served with a notice of claim initiating a FINRA arbitration against the Company and one employee by Metropolitan Bank Group, Inc. In this case, the plaintiff alleges that it purchased approximately $80 million in preferred securities through STRH on which it suffered significant losses. The plaintiff alleges that it subsequently was informed by its primary regulator that it was not permitted to own certain of these securities and that STRH was or should have been aware of that fact. The plaintiff also alleges that certain of the securities in question were not suitable for it because they were too risky. The plaintiff has asserted causes of action for negligence, breach of fiduciary duty, and violation of FINRA rules. The arbitration hearing in this case is scheduled for May 2012.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case currently has been stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case currently pending before the U.S. Supreme Court. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. The Company intends to seek to have this case stayed pending a decision in the Edwards case also.

Notes to Consolidated Financial Statements (Continued)

United States and States Attorneys General Mortgage Servicing Claims
In January, 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice, and Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. While these discussions are in the preliminary stages and the Company has not reached any agreement with such parties, the Company estimates that the cost of resolving these and potential similar claims, including the costs of such a settlement, borrower-specific actions, and/or legal matters to defend such claims if they are not settled, will be approximately $120 million, pre-tax, ($81 million, after-tax), and the Company has accrued this expense in the 2011 financial results of the Company. Notwithstanding the fact that the Company did not enter into material discussions until 2012, applicable accounting standards required that this estimate be reflected in the Company's financial results as of, and for the year ended, December 31, 2011 because the facts underlying such claims existed as of December 31, 2011. See Note 25, "Subsequent Event," for additional discussion.

NOTE 21 - BUSINESS SEGMENT REPORTING
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

CRE offers a broad range of financial solutions to commercial real estate developers and investors. Services include construction, mini-perm, and permanent real estate financing, capital raising services, financial risk management, treasury and payment solutions, investment advisory and management services, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital.

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

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels, as well as via the internet (www.suntrust.com) and by the telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company's loan portfolio. The line of business services loans for itself, for other SunTrust lines of business, and for other investors. The line of business also includes ValuTree Real Estate Services, LLC, a tax service subsidiary.

W&IM provides a full array of wealth management products and professional services to both individual and institutional clients. W&IM's primary businesses include PWM, GenSpring, IIS, and RidgeWorth.

Notes to Consolidated Financial Statements (Continued)

The PWM group offers brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. PWM includes the Private Banking group which offers a full array of loan and deposit products to clients, as well as STIS, which offers discount/online and full service brokerage services to individual clients.

GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

IIS includes Employee Benefit Solutions, Foundations & Endowments Specialty Group, and Escrow Services.  Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified deferred compensation plans.  Foundations & Endowments services non-profit organizations by providing bundled administrative and investment solutions including planned giving, charitable trustee, and foundation grant administration.  Escrow Services services corporations, governmental entities and attorneys requiring escrow services.

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities.  These boutiques include Ceredex Value Advisors, Certium Asset Management, Seix Investment Advisors, Inc., Silvant Capital Management, StableRiver Capital Management and Zevenbergen Capital Investments, LLC. On July 16, 2010, the Company reached a definitive agreement for Federated Investors, Inc. (Federated) to acquire approximately $17 billion in managed liquidity assets. SunTrust retained RidgeWorth's long-term asset management business. The transactions received the customary approvals and the migration to the Federated Funds was completed by year end 2010.

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, CRM, Legal and Compliance, Branch Operations, Corporate Strategies, Communications, Procurement, Consumer Banking Administration, and Executive Management. Additionally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.
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

Notes to Consolidated Financial Statements (Continued)

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

	Year ended December 31, 2011
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$41,071	$25,237	$7,961	$22,959	$33,719	$8,616	$31,576	$1,301	$172,440
Average total liabilities	77,458	21,740	1,568	17,879	3,838	13,036	16,432	(207)	151,744
Average total equity	—	—	—	—	—	—	—	20,696	20,696
Net interest income	$2,543	$622	$139	$498	$492	$417	$514	($160)	$5,065
FTE adjustment	—	103	1	3	—	—	6	1	114
Net interest income - FTE [1]	2,543	725	140	501	492	417	520	(159)	5,179
Provision for credit losses [2]	784	92	422	(10)	693	60	(1)	(527)	1,513
Net interest income/(loss) after provision for credit losses	1,759	633	(282)	511	(201)	357	521	368	3,666
Total noninterest income	1,064	251	100	636	241	822	333	(26)	3,421
Total noninterest expense	2,521	460	448	587	1,172	922	153	(29)	6,234
Income/(loss) before provision/(benefit) for income taxes	302	424	(630)	560	(1,132)	257	701	371	853
Provision/(benefit) for income taxes [3]	109	155	(320)	205	(439)	94	245	144	193
Net income/(loss) including income attributable to noncontrolling interest	193	269	(310)	355	(693)	163	456	227	660
Net income attributable to noncontrolling interest	—	—	—	—	—	3	9	1	13
Net income/(loss)	$193	$269	($310)	$355	($693)	$160	$447	$226	$647

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2010
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,204	$24,862	$10,743	$20,039	$34,791	$9,085	$32,827	$824	$172,375
Average total liabilities	75,574	20,815	1,662	16,146	4,031	11,935	19,483	(105)	149,541
Average total equity	—	—	—	—	—	—	—	22,834	22,834
Net interest income	$2,500	$552	$162	$381	$458	$385	$474	($58)	$4,854
FTE adjustment	—	105	—	1	—	—	10	—	116
Net interest income - FTE [1]	2,500	657	162	382	458	385	484	(58)	4,970
Provision for credit losses [2]	992	127	442	50	1,183	61	—	(204)	2,651
Net interest income/(loss) after provision for credit losses	1,508	530	(280)	332	(725)	324	484	146	2,319
Total noninterest income	1,129	235	88	672	521	821	295	(32)	3,729
Total noninterest expense	2,526	448	469	498	1,065	919	19	(33)	5,911
Income/(loss) before provision/(benefit) for income taxes	111	317	(661)	506	(1,269)	226	760	147	137
Provision/(benefit) for income taxes [3]	38	114	(332)	186	(483)	81	262	65	(69)
Net income/(loss) including income attributable to noncontrolling interest	73	203	(329)	320	(786)	145	498	82	206
Net income attributable to noncontrolling interest	—	—	—	—	1	7	9	—	17
Net income/(loss)	$73	$203	($329)	$320	($787)	$138	$489	$82	$189

	Year ended December 31, 2009
(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CRE	CIB	Mortgage	W&IM	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$39,249	$26,766	$13,631	$21,416	$37,295	$9,133	26,713	$1,239	$175,442
Average total liabilities	73,128	19,939	2,398	12,400	3,944	11,560	29,641	146	153,156
Average total equity	—	—	—	—	—	—	—	22,286	22,286
Net interest income	$2,295	$472	$178	$304	$500	$345	$429	($57)	$4,466
FTE adjustment	—	107	—	2	—	—	14	—	123
Net interest income - FTE [1]	2,295	579	178	306	500	345	443	(57)	4,589
Provision for credit losses [2]	1,236	112	435	248	1,125	79	2	827	4,064
Net interest income/(loss) after provision for credit losses	1,059	467	(257)	58	(625)	266	441	(884)	525
Total noninterest income	1,152	247	94	616	687	754	192	(32)	3,710
Total noninterest expense	2,536	467	730	486	1,389	858	128	(32)	6,562
Income/(loss) before provision/(benefit) for income taxes	(325)	247	(893)	188	(1,327)	162	505	(884)	(2,327)
Provision/(benefit) for income taxes [3]	(122)	90	(302)	71	(355)	62	115	(334)	(775)
Net income/(loss) including income attributable to noncontrolling interest	(203)	157	(591)	117	(972)	100	390	(550)	(1,552)
Net income attributable to noncontrolling interest	—	—	—	—	3	—	9	—	12
Net income/(loss)	($203)	$157	($591)	$117	($975)	$100	$381	($550)	($1,564)
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Continued)

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income was calculated as follows:

	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
(Dollars in millions)
AOCI, January 1, 2009	$1,523	($542)	$981
Unrealized net gain on securities	529	(188)	341
Unrealized net loss on derivatives	(190)	59	(131)
Change related to employee benefit plans	394	(143)	251
Adoption of OTTI guidance	(12)	4	(8)
Reclassification adjustment for realized gains and losses on securities	(98)	38	(60)
Reclassification adjustment for realized gains and losses on derivatives	(485)	181	(304)
AOCI, December 31, 2009	1,661	(591)	1,070
Unrealized net gain on securities	770	(283)	487
Unrealized net gain on derivatives	802	(293)	509
Change related to employee benefit plans	106	(46)	60
Reclassification adjustment for realized gains and losses on securities	(191)	70	(121)
Reclassification adjustment for realized gains and losses on derivatives	(617)	228	(389)
AOCI, December 31, 2010	2,531	(915)	1,616
Unrealized net gain on securities	653	(242)	411
Unrealized net gain on derivatives	684	(253)	431
Change related to employee benefit plans	(382)	141	(241)
Reclassification adjustment for realized gains and losses on securities	(117)	43	(74)
Reclassification adjustment for realized gains and losses on derivatives	(625)	231	(394)
AOCI, December 31, 2011	$2,744	($995)	$1,749

The components of AOCI at December 31 were as follows:

(Dollars in millions)	2011	2010	2009
Unrealized net gain on AFS securities	$1,863	$1,526	$1,160
Unrealized net gain on derivative financial instruments	569	532	412
Employee benefit plans	(683)	(442)	(502)
Total AOCI	$1,749	$1,616	$1,070

Notes to Consolidated Financial Statements (Continued)

NOTE 23 - OTHER NONINTEREST EXPENSE

Other noninterest expense in the Consolidated Statements of Income/(Loss) includes:

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Consulting and legal	$120	$84	$57
Other staff expense	95	55	51
Postage and delivery	81	83	84
Communications	63	64	67
Operating supplies	45	47	41
Mortgage reinsurance	28	27	115
Other expense	299	332	337
Total other noninterest expense	$731	$692	$752

NOTE 24 - SUNTRUST BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Income/(Loss) - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Income
Dividends[1]	$29	$28	$14
Interest on loans	11	2	3
Trading income/(loss)	53	44	(2)
Other income	132	165	62
Total income	225	239	77
Expense
Interest on short-term borrowings	9	9	8
Interest on long-term debt	226	228	273
Employee compensation and benefits[2]	(7)	(13)	(46)
Service fees to subsidiaries	11	2	15
Potential mortgage servicing settlement and claims expense	120	—	—
Other expense	13	21	36
Total expense	372	247	286
Loss before income taxes and equity in undistributed income/(loss) of subsidiaries	(147)	(8)	(209)
Income tax benefit	49	12	97
(Loss)/income before equity in undistributed income/(loss) of subsidiaries	(98)	4	(112)
Equity in undistributed income/(loss) of subsidiaries	745	185	(1,452)
Net income/(loss)	647	189	(1,564)
Preferred dividends, Series A	(7)	(7)	(14)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	(66)	(267)	(266)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	(74)	—	—
Gain on repurchase of Series A preferred stock	—	—	94
Dividends and undistributed earnings allocated to unvested shares	(5)	(2)	17
Net income/(loss) available to common shareholders	$495	($87)	($1,733)
1Substantially all dividend income received from subsidiaries.
2 Includes incentive compensation allocations between Parent Company and subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2011	2010
Assets
Cash held at SunTrust Bank	$220	$1
Interest-bearing deposits held at other banks	19	19
Interest-bearing deposits held at SunTrust Bank	1,402	2,857
Cash and cash equivalents	1,641	2,877
Trading assets	93	207
Securities available for sale	324	4,717
Loans to subsidiaries	3,666	481
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	21,783	20,631
Nonbanking subsidiaries	1,278	1,249
Goodwill	99	99
Other assets	397	324
Total assets	$29,281	$30,585
Liabilities and Shareholders’ Equity
Short-term borrowings:
Subsidiaries	$392	$284
Non-affiliated companies	1,710	1,355
Long-term debt:
Subsidiaries	160	160
Non-affiliated companies	6,294	4,978
Other liabilities	766	807
Total liabilities	9,322	7,584
Preferred stock	275	4,942
Common stock	550	515
Additional paid in capital	9,306	8,403
Retained earnings	8,978	8,542
Treasury stock, at cost, and other	(899)	(1,017)
AOCI, net of tax	1,749	1,616
Total shareholders’ equity	19,959	23,001
Total liabilities and shareholders’ equity	$29,281	$30,585

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net income/(loss)	$647	$189	($1,564)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in undistributed (income)/loss of subsidiaries	(745)	(185)	1,452
Depreciation, amortization and accretion	17	15	12
Potential mortgage servicing settlement and claims expense	120	—	—
Deferred income tax (benefit)/provision	(56)	(7)	23
Stock option compensation and amortization of restricted stock compensation	44	66	77
Net (gain)/loss on extinguishment of debt	(3)	1	32
Net securities gains	(92)	(38)	(7)
Net gain on sale of assets	—	(18)	—
Contributions to retirement plans	(8)	(8)	(26)
Net (increase)/decrease in other assets	(192)	38	50
Net increase in other liabilities	10	123	48
Net cash (used in)/provided by operating activities	(258)	176	97
Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	61	164	81
Proceeds from sales of securities available for sale	6,700	7,664	38
Purchases of securities available for sale	(2,374)	(7,737)	(5,540)
Proceeds from maturities, calls and repayments of trading securities	137	97	129
Proceeds from sales of trading securities	75	79	9
Purchases of trading securities	—	—	(87)
Net change in loans to subsidiaries	(3,185)	221	134
Capital contributions to subsidiaries	(250)	—	—
Sale of other assets	—	7	—
Other, net	—	15	2
Net cash provided by/(used in) investing activities	1,164	510	(5,234)
Cash Flows from Financing Activities:
Net increase in other short-term borrowings	463	5	444
Proceeds from the issuance of long-term debt	1,749	—	575
Repayment of long-term debt	(482)	(350)	(673)
Proceeds from the issuance of preferred stock	103	—	—
Proceeds from the issuance of common stock	1,017	—	1,830
Repurchase of preferred stock	(4,850)	—	(228)
Dividends paid	(131)	(259)	(329)
Purchase of outstanding warrants	(11)	—	—
Net cash (used in)/provided by financing activities	(2,142)	(604)	1,619
Net (decrease)/increase in cash and cash equivalents	(1,236)	82	(3,518)
Cash and cash equivalents at beginning of period	2,877	2,795	6,313
Cash and cash equivalents at end of period	$1,641	$2,877	$2,795
Supplemental Disclosures:
Income taxes (paid to)/received from subsidiaries	($2)	($338)	$125
Income taxes (paid)/received by Parent Company	(66)	406	(1)
Net income taxes (paid)/received by Parent Company	($68)	$68	$124
Interest paid	$246	$233	$275
Accretion of discount for preferred stock issued to the U.S. Treasury	80	25	23
Extinguishment of forward stock purchase contract	—	—	174
Gain on repurchase of Series A preferred stock	—	—	94
Noncash capital contribution to subsidiary	—	997	152

Notes to Consolidated Financial Statements (Continued)

NOTE 25 - SUBSEQUENT EVENT

In January 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice, and the Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. As a result of these discussions, the Company currently estimates that the cost of resolving these potential claims will be approximately $120 million, pre-tax, or $81 million, after-tax, and has reflected this estimate in Potential Mortgage Servicing Settlement and Claims Expense within the financial results in these Consolidated Financial Statements and Notes to Consolidated Financial Statements as of, and for the year ended December 31, 2011, because the facts underlying such claims existed as of December 31, 2011. See Note 20, "Contingencies," for additional discussion.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2011. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2011, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
On December 22, 2011, the Compensation Committee of the Company's Board of Directors amended each employee incentive plan to include expanded recoupment provisions effective January 1, 2012. These provisions give the Committee the ability to clawback compensation in its discretion in the event of any miscalculation of a financial metric (if any) upon which the award was based, certain detrimental conduct committed by a participant, and, in equity incentive awards, in the event of certain Company losses. The amended forms of the Annual Incentive Plan and award agreements under the SunTrust Banks 2009 Stock Plan are filed as Exhibits 10.1 and 10.26-10.30, respectively.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2013,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2012 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION.
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “2011 Summary Compensation Table,” “2011 Grants and Plan-Based Awards,” “Option Exercises and Stock Vested in 2011,” “Outstanding Equity Awards at December 31, 2011,” “2011 Pension Benefits,” “2011 Nonqualified Deferred Compensation,” and “2011 Potential Payments Upon Termination or Change in Control”), “2011 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2012 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons,” “Stock Ownership of Directors, Nominee and Management,” and “Stock Ownership of Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2012 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2012 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 24, 2012 and to be filed with the Commission is incorporated by reference into this Item 14.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income/(Loss) for the year ended December 31, 2011, 2010, and 2009;
Consolidated Balance Sheets as of December 31, 2011, and 2010;
Consolidated Statements of Shareholders’ Equity as of December 31, 2011, 2010, and 2009; and
Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010, and 2009.
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
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011.	*

4.1	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.2	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.3	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

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

4.11
Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on March 3, 2008.
*

4.12
Warrant Agreement dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed September 23, 2011.
*

4.13
Warrant Agreement dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed September 23, 2011.
*

4.14	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 12, 2006.	*

10.1	SunTrust Banks, Inc. Annual Incentive Plan (formerly Management Incentive Plan), amended and restated as of January 1, 2012.	(filed herewith)

Exhibit	Description
10.2
SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of January 1, 2011, incorporated by reference to Appendix A to the Company's definitive proxy statement filed March 8, 2011, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; and (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; incorporated by reference to (i) Exhibit 10.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 22, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; and (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011.
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
*

10.6	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

10.7
GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of GB&T Bancshares Inc. filed April 18, 2007 (File No. 005-82430).
*

10.8
SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and amendment effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918).
*

10.9
SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, filed herewith.
(filed herewith)

Exhibit	Description

10.10
SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, filed herewith.
(filed herewith)

10.11
SunTrust Restoration Plan, amended and restated effective May 31, 2011, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, filed herewith.
(filed herewith)

10.12
SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 6, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, filed herewith.
(filed herewith)

10.13
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
*

10.14
Form of Change in Control Agreements between Registrant and William H. Rogers, Jr., Aleem Gillani, Thomas E. Freeman, and Thomas G. Kuntz, effective as of January 1, 2010, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.
*

10.15
Form of Change in Control Agreement between Registrant and James M. Wells III and Mark A. Chancy effective as of January 1, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 23, 2010.
*

10.16	Form of Change in Control Agreement.	(filed herewith)

10.17
SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of May 31, 2011, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.

*

10.18
Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, as restated with amendments through January 1, 2009, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 2, 2009.
*

10.19
Crestar Financial Corporation Directors’ Equity Program, as restated as of December 31, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.
*

10.20
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
*

10.22
SunTrust Banks, Inc. 401(k) Plan, as amended and restated effective as of January 1, 2010 (reflecting amendments through December 31, 2010), incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed February 25, 2011.
(filed herewith)

10.23
SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed February 25, 2011.
(filed herewith)

Exhibit	Description
10.24
Transition Benefits, Nonsolicitation, Waiver and Release Agreement and Agreement to Arbitrate between Timothy E. Sullivan and SunTrust Banks, Inc. made as of August 8, 2011, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 12, 2011.
*

10.25
Consent Order dated April 13, 2011 by and among the Board of Governors of the Federal Reserve System, SunTrust Banks, Inc.; SunTrust Bank; and SunTrust Mortgage, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.
*

10.26	Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

10.27	Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

10.28	Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

10.29	Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

10.30	Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

99.1	Certification of Chairman and Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

99.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

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

SUNTRUST BANKS, INC.

Dated:	February 24, 2012	By: /s/ William H. Rogers, Jr.
William H. Rogers, Jr., Chairman
and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond D. Fortin and Aleem Gillani and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-K.
Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	2/24/2012	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	2/24/2012	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	2/24/2012	Senior Vice President and Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Robert M. Beall, II	2/24/2012	Director
Robert M. Beall, II	Date

/s/ Alston D. Correll	2/24/2012	Director
Alston D. Correll	Date

/s/ Jeffrey C. Crowe	2/24/2012	Director
Jeffrey C. Crowe	Date

/s/ Blake P. Garrett, Jr.	2/24/2012	Director
Blake P. Garrett, Jr.	Date

/s/ David H. Hughes	2/24/2012	Director
David H. Hughes	Date

/s/ M. Douglas Ivester	2/24/2012	Director
M. Douglas Ivester	Date

/s/ J. Hicks Lanier	2/14/2012	Director
J. Hicks Lanier	Date

/s/ Kyle Prechtl Legg	2/24/2012	Director
Kyle Prechtl Legg	Date

/s/ William A. Linnenbringer	2/14/2012	Director
William A. Linnenbringer	Date

/s/ G. Gilmer Minor, III	2/14/2012	Director
G. Gilmer Minor, III	Date

/s/ David M. Ratcliffe	2/14/2012	Director
David M. Ratcliffe	Date

/s/ Frank S. Royal, M.D.	2/24/2012	Director
Frank S. Royal, M.D.	Date

/s/ Thomas R. Watjen	2/24/2012	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	2/24/2012	Director
Dr. Phail Wynn, Jr.	Date