Form 10-Q
period 2012-03-31
SUNTRUST BANKS INC
filed 2012-05-04
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At April 30, 2012, 538,168,627 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

GLOSSARY OF DEFINED TERMS
ABS — Asset-backed securities.
AFS — Available for sale.
AIP — Annual incentive plan.
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
DBRS — Dun and Bradstreet, Inc.
DDA — Demand deposit account.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
EPS — Earnings per share.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act - Securities Exchange Act of 1934.
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
FRB — Federal Reserve Board.
FTE — Fully taxable-equivalent.
FVO — Fair value option.
GSE — Government-sponsored enterprise.
HARP — Home Affordable Refinance Program.
HUD — U.S. Department of Housing and Urban Development.
IFRS — International Financial Reporting Standards.
IIS — Institutional Investment Solutions.
IPO — Initial public offering.
IRLC — Interest rate lock commitment.
IRS — Internal Revenue Service.
ISDA — International Swaps and Derivatives Associations.
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
PD — Probability of default.
PPG — Playbook for profitable growth.
QSPE — Qualifying special-purpose entity.
RidgeWorth — RidgeWorth Capital Management, Inc.
ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.

ii

RSU — Restricted Stock Unit.
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
W&IM — Wealth and Investment Management.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	For the Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2012	2011
Interest Income
Interest and fees on loans	$1,300	$1,314
Interest and fees on loans held for sale	25	28
Interest and dividends on securities available for sale:
Taxable interest	168	165
Tax-exempt interest	4	5
Dividends[1]	22	20
Trading account interest and other	15	22
Total interest income	1,534	1,554
Interest Expense
Interest on deposits	127	169
Interest on long-term debt	88	124
Interest on other borrowings	8	12
Total interest expense	223	305
Net interest income	1,311	1,249
Provision for credit losses	317	447
Net interest income after provision for credit losses	994	802
Noninterest Income
Service charges on deposit accounts	164	163
Trust and investment management income	130	135
Other charges and fees	115	126
Mortgage production related income/(loss)	63	(1)
Mortgage servicing related income	81	72
Investment banking income	71	67
Card fees	61	100
Retail investment services	59	58
Trading income	57	52
Net securities gains[2]	18	64
Other noninterest income	57	47
Total noninterest income	876	883
Noninterest Expense
Employee compensation	652	618
Employee benefits	145	136
Outside processing and software	176	158
Net occupancy expense	88	89
Operating losses	60	27
Credit and collection services	56	51
Regulatory assessments	52	71
Other real estate expense	50	69
Equipment expense	45	44
Marketing and customer development	27	38
Amortization of intangible assets	11	11
Other noninterest expense	179	153
Total noninterest expense	1,541	1,465
Income before provision for income taxes	329	220
Provision for income taxes	69	33
Net income including income attributable to noncontrolling interest	260	187
Net income attributable to noncontrolling interest	10	7
Net income	$250	$180
Net income available to common shareholders	$245	$38
Net income per average common share
Diluted	$0.46	$0.08
Basic	0.46	0.08
Dividends declared per common share	$0.05	$0.01
Average common shares - diluted	536,407	503,503
Average common shares - basic	533,100	499,669
1 Includes dividends on common stock of The Coca-Cola Company of $15 million and $14 million during the three months ended March 31, 2012 and 2011, respectively.
2 Includes credit-related other-than-temporary impairment losses of $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. There were no non-credit related unrealized other-than-temporary impairment losses recorded in other comprehensive income, before taxes, for the three months ended March 31, 2012 and 2011.
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income/(Loss)

	For the Three Months Ended March 31
(Dollars in millions) (Unaudited)	2012	2011
Net Income	$250	$180
Components of Other Comprehensive Income/(Loss):
Change in unrealized gains on securities, net of tax of ($27) and $40, respectively	50	(69)
Change in unrealized gains on derivatives, net of tax of $58 and $72, respectively	(101)	(125)
Change related to employee benefit plans, net of tax of $14 and ($2), respectively	(24)	3
Total Other Comprehensive Loss	(75)	(191)

Total Comprehensive Income/(Loss)	$175	($11)
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of
(Dollars in millions and shares in thousands) (Unaudited)	March 31 2012	December 31 2011
Assets
Cash and due from banks	$5,019	$3,696
Securities purchased under agreements to resell	941	792
Interest-bearing deposits in other banks	21	21
Cash and cash equivalents	5,981	4,509
Trading assets (including encumbered securities of $520 and $574 as of March 31, 2012 and December 31, 2011, respectively)	6,316	6,279
Securities available for sale	27,323	28,117
Loans held for sale[1] (loans at fair value: $2,207 and $2,141 as of March 31, 2012 and December 31, 2011, respectively)	2,749	2,353
Loans[2] (loans at fair value: $413 and $433 as of March 31, 2012 and December 31, 2011, respectively)	122,691	122,495
Allowance for loan and lease losses	(2,348)	(2,457)
Net loans	120,343	120,038
Premises and equipment	1,561	1,564
Goodwill	6,344	6,344
Other intangible assets (MSRs at fair value: $1,070 and $921 as of March 31, 2012 and December 31, 2011, respectively)	1,155	1,017
Other real estate owned	411	479
Other assets	6,043	6,159
Total assets	$178,226	$176,859
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$36,771	$34,359
Interest-bearing consumer and commercial deposits	90,947	91,252
Total consumer and commercial deposits	127,718	125,611
Brokered time deposits (CDs at fair value: $1,005 and $1,018 as of March 31, 2012 and December 31, 2011, respectively)	2,284	2,281
Foreign deposits	30	30
Total deposits	130,032	127,922
Funds purchased	908	839
Securities sold under agreements to repurchase	1,781	1,644
Other short-term borrowings	6,878	8,983
Long-term debt [3] (debt at fair value: $2,000 and $1,997 as of March 31, 2012 and December 31, 2011, respectively)	11,894	10,908
Trading liabilities	1,554	1,806
Other liabilities	4,938	4,691
Total liabilities	157,985	156,793
Preferred stock, no par value	275	275
Common stock, $1.00 par value	550	550
Additional paid in capital	9,243	9,306
Retained earnings	9,198	8,978
Treasury stock, at cost, and other[4]	(699)	(792)
Accumulated other comprehensive income, net of tax	1,674	1,749
Total shareholders’ equity	20,241	20,066
Total liabilities and shareholders’ equity	$178,226	$176,859

Common shares outstanding	538,056	536,967
Common shares authorized	750,000	750,000
Preferred shares outstanding	3	3
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	11,865	12,954
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$326	$315
[2] Includes loans of consolidated VIEs	1,378	3,322
[3] Includes debt of consolidated VIEs ($289 at fair value as of both March 31, 2012 and December 31, 2011)	713	722
[4] Includes $111 and $107 as of March 31, 2012 and December 31, 2011, respectively, related to noncontrolling interest held.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income [2]	Total
Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	180	—	—	180
Other comprehensive loss	—	—	—	—	—	—	(191)	(191)
Change in noncontrolling interest	—	—	—	—	—	2	—	2
Common stock dividends, $0.01 per share	—	—	—	—	(5)	—	—	(5)
Preferred stock dividends, $1,000 per share	—	—	—	—	(2)	—	—	(2)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Issuance of common stock	—	35	35	981	—	—	—	1,016
Stock compensation expense	—	—	—	3	—	—	—	3
Restricted stock activity	—	2	—	(58)	—	43	—	(15)
Amortization of restricted stock compensation	—	—	—	—	—	9	—	9
Issuance of stock for employee benefit plans and other	—	—	—	(5)	—	11	—	6
Balance, March 31, 2011	$172	537	$550	$9,324	$8,575	($823)	$1,425	$19,223
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	250	—	—	250
Other comprehensive loss	—	—	—	—	—	—	(75)	(75)
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.05 per share	—	—	—	—	(27)	—	—	(27)
Preferred stock dividends, $1,011 per share	—	—	—	—	(3)	—	—	(3)
Exercise of stock options and stock compensation expense	—	—	—	(6)	—	10	—	4
Restricted stock activity	—	1	—	(50)	—	58	—	8
Amortization of restricted stock compensation	—	—	—	—	—	7	—	7
Issuance of stock for employee benefit plans and other	—	—	—	(7)	—	14	—	7
Balance, March 31, 2012	$275	538	$550	$9,243	$9,198	($699)	$1,674	$20,241

1 At March 31, 2012 includes ($737) million for treasury stock, ($73) million for compensation element of restricted stock, and $111 million for noncontrolling interest.
At March 31, 2011 includes ($881) million for treasury stock, ($73) million for compensation element of restricted stock, and $131 million for noncontrolling interest.
2 Components of AOCI at March 31, 2012 included $1,913 million in unrealized net gains on AFS securities, $468 million in unrealized net gains on derivative financial instruments, and ($707) million related to employee benefit plans. At March 31, 2011 components included $1,457 million in unrealized net gains on AFS securities, $407 million in unrealized net gains on derivative financial instruments, and ($439) million related to employee benefit plans.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2012	2011
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$260	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	192	186
Origination of mortgage servicing rights	(83)	(88)
Provisions for credit losses and foreclosed property	362	490
Mortgage repurchase provision	175	80
Stock option compensation and amortization of restricted stock compensation	8	12
Net securities gains	(18)	(64)
Net gain on sale of assets	(252)	(17)
Net decrease in loans held for sale	246	1,465
Net increase in other assets	(251)	(125)
Net decrease in other liabilities	(537)	(221)
Net cash provided by operating activities	102	1,905
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,506	1,158
Proceeds from sales of securities available for sale	670	9,413
Purchases of securities available for sale	(992)	(10,100)
Proceeds from maturities, calls, and paydowns of trading securities	—	77
Proceeds from sales of trading securities	—	102
Net increase in loans including purchases of loans	(1,296)	(304)
Proceeds from sales of loans	252	143
Capital expenditures	(48)	(1)
Proceeds from the sale of other assets	121	198
Net cash provided by investing activities	213	686
Cash Flows from Financing Activities
Net increase in total deposits	2,110	941
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,899)	301
Proceeds from the issuance of long-term debt	1,000	1,039
Repayment of long-term debt	(34)	(132)
Proceeds from the exercise of stock options	2	—
Excess tax benefits from stock-based compensation	8	—
Proceeds from the issuance of common stock	—	1,016
Repurchase of preferred stock	—	(4,850)
Common and preferred dividends paid	(30)	(67)
Net cash provided by/(used in) financing activities	1,157	(1,752)
Net increase in cash and cash equivalents	1,472	839
Cash and cash equivalents at beginning of period	4,509	5,378
Cash and cash equivalents at end of period	$5,981	$6,217
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$11	$5
Loans transferred from loans to loans held for sale	429	122
Loans transferred from loans to other real estate owned	96	201
Accretion of discount for preferred stock issued to the U.S. Treasury	—	80

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
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Except for accounting policies that have been recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The primary purpose of the ASU is to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS. The ASU also clarifies how to apply existing fair value measurement and disclosure requirements. Further, the ASU requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU is effective for the interim reporting period ending March 31, 2012. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in Note 12, “Fair Value Election and Measurement.” The adoption did not impact the Company’s financial position, results of operations, or EPS.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05,” which deferred the effective date for the amendments to the reclassification of items out of AOCI. The guidance, with the exception of reclassification adjustments, was effective on January 1, 2012 and must be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in the Consolidated Statements of Comprehensive Income/(Loss). The adoption did not impact the Company’s financial position, results of operations, or EPS.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU amends interim and annual goodwill impairment testing requirements such that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests beginning January 1, 2012. The Company adopted the standard as of January 1, 2012 and has applied the guidance to interim goodwill impairment testing. The adoption did not have an impact on the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$221	$10	$—	$231
Federal agency securities	1,671	77	1	1,747
U.S. states and political subdivisions	406	19	6	419
MBS - agency	20,251	718	2	20,967
MBS - private	237	—	21	216
CDO/CLO securities	43	—	—	43
ABS	394	13	6	401
Corporate and other debt securities	43	3	—	46
Coke common stock	—	2,220	—	2,220
Other equity securities[1]	1,032	1	—	1,033
Total securities AFS	$24,298	$3,061	$36	$27,323

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1At March 31, 2012, other equity securities included the following securities at cost: $432 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $202 million in mutual fund investments. At December 31, 2011, other equity securities included the following securities at cost: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $187 million in mutual fund investments.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $8.0 billion and $9.1 billion as of March 31, 2012 and December 31, 2011, respectively. Further, under The Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 10, “Derivative Financial Instruments.” As of March 31, 2012 and December 31, 2011, there were no securities AFS pledged under which the transferee may repledge the collateral. The Company has also pledged $944 million and $770 million of certain marketable securities and cash equivalents to secure $923 million and $747 million of repurchase agreements as of March 31, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The amortized cost and fair value of investments in debt securities at March 31, 2012 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$8	$213	$—	$—	$221
Federal agency securities	99	1,391	91	90	1,671
U.S. states and political subdivisions	126	203	23	54	406
MBS - agency	797	15,376	1,750	2,328	20,251
MBS - private	—	185	52	—	237
CDO/CLO securities	—	43	—	—	43
ABS	172	155	—	67	394
Corporate and other debt securities	2	4	37	—	43
Total debt securities	$1,204	$17,570	$1,953	$2,539	$23,266
Fair Value:
U.S. Treasury securities	$8	$223	$—	$—	$231
Federal agency securities	100	1,456	99	92	1,747
U.S. states and political subdivisions	129	217	23	50	419
MBS - agency	841	15,972	1,802	2,352	20,967
MBS - private	—	168	48	—	216
CDO/CLO securities	—	43	—	—	43
ABS	173	155	—	73	401
Corporate and other debt securities	2	4	40	—	46
Total debt securities	$1,253	$18,238	$2,012	$2,567	$24,070

Securities in an Unrealized Loss Position
The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. As of March 31, 2012, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$48	$1	$—	$—	$48	$1
U.S. states and political subdivisions	1	—	24	6	25	6
MBS - agency	472	2	1	—	473	2
ABS	—	—	11	4	11	4
Total temporarily impaired securities	521	3	36	10	557	13
Other-than-temporarily impaired securities:[1]
MBS - private	1	—	215	21	216	21
ABS	1	—	4	2	5	2
Total other-than-temporarily impaired securities	2	—	219	23	221	23
Total impaired securities	$523	$3	$255	$33	$778	$36

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$10	$—	$—	$—	$10	$—
U.S. states and political subdivisions	1	—	28	4	29	4
MBS - agency	224	—	1	—	225	—
CDO/CLO securities	50	—	—	—	50	—
ABS	—	—	11	5	11	5
Total temporarily impaired securities	285	—	40	9	325	9
Other-than-temporarily impaired securities:[1]
MBS - private	15	1	206	30	221	31
ABS	1	—	3	2	4	2
Total other-than-temporarily impaired securities	16	1	209	32	225	33
Total impaired securities	$301	$1	$249	$41	$550	$42
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

At March 31, 2012 and December 31, 2011, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months include municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS is also highly-rated, continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to private MBS as of March 31, 2012 includes purchased and retained interests from 2007 vintage securitizations. The unrealized OTTI loss relating to ABS is related to four securities within the portfolio that are 2003 and 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved since the time credit-related impairment was recognized, and as a result, the amount of expected credit losses was reduced, and the expected increase in cash flows will be accreted into earnings as a yield adjustment over the remaining life of the securities.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Gross realized gains	$20	$143
Gross realized losses	—	(78)
OTTI	(2)	(1)
Net securities gains	$18	$64

The securities that gave rise to the $2 million and $1 million credit impairments recognized during the three months ended March 31, 2012 and 2011, respectively, consisted of private MBS with a fair value of $114 million at both March 31, 2012 and 2011. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled for the collateral underlying each security. As part of that analysis, the model incorporates loan level information such as loan to collateral values, FICO scores, and home price appreciation/depreciation data specific to the geography of the loan. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three months ended March 31, 2012 and 2011, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. The Company has not purchased new private MBS during the three months ended March 31, 2012, and continues to reduce existing exposure primarily through paydowns.

	Three Months Ended March 31
	2012	2011
(Dollars in millions)	MBS - Private	MBS - Private
OTTI[1]	$2	$1
Portion of losses recognized in OCI (before taxes)	—	—
Net impairment losses recognized in earnings	$2	$1
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount represents additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a rollforward of credit losses recognized in earnings for the three months ended March 31, 2012 and 2011 related to securities for which some portion of the OTTI loss remains in AOCI:

(Dollars in millions)
Balance, January 1, 2012	$25
Additions:
OTTI credit losses on previously impaired securities	2
Balance, March 31, 2012	$27

Balance, January 1, 2011	$20
Additions:
OTTI credit losses on previously impaired securities	1
Balance, March 31, 2011	$21

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Default rate	2 - 6%	5 - 7%
Prepayment rate	8 - 16%	13 - 19%
Loss severity	47 - 52%	39 - 43%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. During the first quarter of 2012, there was improvement in the default estimates for certain credit impaired bonds; however, the slower prepayment speeds and higher severity rates resulted in the recognition of additional impairment.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	March 31, 2012	December 31, 2011
Commercial loans:
Commercial & industrial	$50,189	$49,538
Commercial real estate	4,910	5,094
Commercial construction	1,086	1,240
Total commercial loans	56,185	55,872
Residential loans:
Residential mortgages - guaranteed	6,447	6,672
Residential mortgages - nonguaranteed[1]	23,653	23,243
Home equity products	15,472	15,765
Residential construction	924	980
Total residential loans	46,496	46,660
Consumer loans:
Guaranteed student loans	7,186	7,199
Other direct	2,152	2,059
Indirect	10,145	10,165
Credit cards	527	540
Total consumer loans	20,010	19,963
LHFI	$122,691	$122,495
LHFS	$2,749	$2,353
1Includes $411 million and $431 million of loans carried at fair value at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company transferred $429 million and $122 million in LHFI to LHFS, and $11 million and $5 million in LHFS to LHFI, respectively. Additionally, during the three months ended March 31, 2012 and 2011, the Company sold $239 million and $141 million in loans and leases that had been held for investment at December 31, 2011 and December 31, 2010 for gains of $13 million and $2 million, respectively. There were no other material purchases or sales of LHFI during the period.

Credit Quality Evaluation
The Company evaluates the credit quality of its loan portfolio by employing a dual internal risk rating system, which assigns both PD and LGD ratings to derive expected losses. Assignment of PD and LGD ratings are predicated upon numerous factors, including consumer credit risk scores, rating agency information, borrower/guarantor financial capacity, LTV ratios, collateral type, debt service coverage ratios, collection experience, other internal metrics/analysis, and qualitative assessments.
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low expectations of default. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Criticized assets have a higher PD. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Non-Performing (which includes a portion of Adversely Classified, Doubtful, and Loss). This distinction identifies those higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.

Notes to Consolidated Financial Statements (Unaudited), continued

Risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, loan characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the FICO scoring method, is a relevant credit quality indicator. FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. To enhance the Company's ability to manage risk, the Company changed its FICO scoring model to a more updated version in the first quarter of 2012 for the Home Equity, Indirect, and Other Direct portfolios. This change was the primary reason for an increase in the percentage of balances with FICO scores equal to or greater than 700 and conversely contributed to the decrease in the percentage of balances with FICO scores lower than 620. However, there was no impact to the Company's financial position or results of operations as a result of updating the FICO scoring model.
For government guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. As of March 31, 2012 and December 31, 2011, 78% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments; however, the loss exposure to the Company was mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Credit rating:
Pass	$48,213	$47,683	$3,754	$3,845	$568	$581
Criticized accruing	1,639	1,507	876	961	320	369
Criticized nonaccruing	337	348	280	288	198	290
Total	$50,189	$49,538	$4,910	$5,094	$1,086	$1,240

	Residential mortgages - nonguaranteed [2]		Home equity products		Residential construction
(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current FICO score range:
700 and above	$16,533	$16,139	$11,630	$11,084	$616	$661
620 - 699	4,212	4,132	2,443	2,903	198	202
Below 620[1]	2,908	2,972	1,399	1,778	110	117
Total	$23,653	$23,243	$15,472	$15,765	$924	$980

	Consumer - other direct [3]		Consumer - indirect		Consumer - credit cards
(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Current FICO score range:
700 and above	$1,383	$1,251	$7,634	$7,397	$337	$347
620 - 699	228	273	1,826	1,990	138	142
Below 620[1]	77	86	685	778	52	51
Total	$1,688	$1,610	$10,145	$10,165	$527	$540
1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
2Excludes $6.4 billion and $6.7 billion at March 31, 2012 and December 31, 2011, respectively, of guaranteed residential loans. At both March 31, 2012 and December 31, 2011, the majority of these loans had FICO scores of 700 and above.
3Excludes $464 million and $449 million as of March 31, 2012 and December 31, 2011, respectively, of private-label student loans with third party insurance. At March 31, 2012 and December 31, 2011, the majority of these loans had FICO scores of 700 and above.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	As of March 31, 2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing[2]	Total
Commercial loans:
Commercial & industrial	$49,771	$69	$12	$337	$50,189
Commercial real estate	4,617	13	—	280	4,910
Commercial construction	885	3	—	198	1,086
Total commercial loans	55,273	85	12	815	56,185
Residential loans:
Residential mortgages - guaranteed	5,187	133	1,127	—	6,447
Residential mortgages - nonguaranteed[1]	22,025	303	34	1,291	23,653
Home equity products	14,984	170	1	317	15,472
Residential construction	697	22	1	204	924
Total residential loans	42,893	628	1,163	1,812	46,496
Consumer loans:
Guaranteed student loans	5,638	587	961	—	7,186
Other direct	2,125	16	5	6	2,152
Indirect	10,088	37	4	16	10,145
Credit cards	514	6	7	—	527
Total consumer loans	18,365	646	977	22	20,010
Total LHFI	$116,531	$1,359	$2,152	$2,649	$122,691
1Includes $411 million of loans carried at fair value.
2Total nonaccruing loans past due 90 days or more totaled $2.2 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	As of December 31, 2011
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

	As of March 31, 2012			Three Months Ended March 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$30	$26	$—	$28	$—
Commercial real estate	59	41	—	42	—
Commercial construction	21	16	—	17	—
Total commercial loans	110	83	—	87	—
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	83	75	7	75	—
Commercial real estate	102	83	6	90	—
Commercial construction	92	80	3	84	1
Total commercial loans	277	238	16	249	1
Residential loans:
Residential mortgages - nonguaranteed	2,707	2,313	261	2,319	22
Home equity products	561	518	90	521	6
Residential construction	259	221	25	224	2
Total residential loans	3,527	3,052	376	3,064	30
Consumer loans:
Other direct	12	12	1	12	—
Credit cards	26	26	7	27	1
Total consumer loans	38	38	8	39	1
Total impaired loans	$3,952	$3,411	$400	$3,439	$32
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the three months ended March 31, 2012, cash basis interest income was $4 million.

Notes to Consolidated Financial Statements (Unaudited), continued

	As of December 31, 2011			Year Ended December 31, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$93	$73	$—	$109	$3
Commercial real estate	58	50	—	56	1
Commercial construction	45	40	—	47	1
Total commercial loans	196	163	—	212	5
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	76	67	9	68	1
Commercial real estate	111	82	15	103	2
Commercial construction	132	100	10	121	2
Total commercial loans	319	249	34	292	5
Residential loans:
Residential mortgages - nonguaranteed	2,797	2,405	293	2,451	88
Home equity products	553	515	86	528	23
Residential construction	246	221	26	229	8
Total residential loans	3,596	3,141	405	3,208	119
Consumer loans:
Other direct	12	12	1	13	1
Credit cards	27	27	8	26	2
Total consumer loans	39	39	9	39	3
Total impaired loans	$4,150	$3,592	$448	$3,751	$132
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
2Of the interest income recognized for the year ended December 31, 2011, cash basis interest income was $25 million.

Included in the impaired loan balances above were $2.6 billion of accruing TDRs at both March 31, 2012 and December 31, 2011, of which 94% and 93% were current, respectively. For further information regarding the Company’s loan impairment policy, see Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

Nonperforming assets are shown in the following table:

(Dollars in millions)	March 31, 2012	December 31, 2011
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial	$337	$348
Commercial real estate	280	288
Commercial construction	198	290
Residential loans:
Residential mortgages - nonguaranteed	1,291	1,392
Home equity products	317	338
Residential construction	204	220
Consumer loans:
Other direct	6	7
Indirect	16	20
Total nonaccrual/NPLs	2,649	2,903
OREO[1]	411	479
Other repossessed assets	14	10
Nonperforming LHFS	60	—
Total nonperforming assets	$3,134	$3,392

1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $152 million and $132 million at March 31, 2012 and December 31, 2011, respectively.

Restructured Loans
TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain limited situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.

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
At both March 31, 2012 and December 31, 2011, the Company had $5 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR during the three months ended March 31, 2012 and 2011, by type of modification, are shown in the following tables:

	Three Months Ended March 31, 2012
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness[1]	Rate Modification[2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	103	$—	$1	$12	$13
Commercial real estate	10	6	1	2	9
Commercial construction	7	1	—	1	2
Residential loans:
Residential mortgages - nonguaranteed	225	—	20	1	21
Home equity products	384	—	31	1	32
Residential construction	35	—	—	9	9
Consumer loans:
Other direct	12	—	—	—	—
Credit cards	502	—	3	—	3
Total TDRs	1,278	$7	$56	$26	$89
1Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the three months ended March 31, 2012 was less than $1 million. There was no principal forgiveness for Residential or Consumer loans during the three months ended March 31, 2012.
2Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2012.

	Three Months Ended March 31, 2011
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness[1]	Rate Modification[2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	22	$8	$—	$5	$13
Commercial real estate	16	18	16	12	46
Commercial construction	74	24	2	10	36
Residential loans:
Residential mortgages - nonguaranteed	270	—	81	3	84
Home equity products	345	—	31	—	31
Residential construction	23	—	5	—	5
Consumer loans:
Other direct	40	—	—	1	1
Total TDRs	790	$50	$135	$31	$216

1Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the three months ended March 31, 2011 was $1 million. There was no principal forgiveness for Residential or Consumer loans during the three months ended March 31, 2011.
2Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

The preceding tables represent loans modified under the terms of a TDR during the three months ended March 31, 2012 and 2011, whereas the following tables represent loans modified as a TDR over longer time periods; between January 1, 2010 and March 31, 2011 that became 90 days or more delinquent during the three months ended March 31, 2011, and between January 1, 2011 and March 31, 2012 that became 90 days or more delinquent during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	11	$2
Commercial real estate	4	4
Commercial construction	3	2
Residential loans:
Residential mortgages	28	5
Home equity products	43	3
Residential construction	11	2
Consumer loans:
Other direct	2	—
Credit cards	78	1
Total TDRs	180	$19

	Three Months Ended March 31, 2011
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	10	$2
Commercial real estate	4	—
Commercial construction	6	9
Residential loans:
Residential mortgages	240	52
Home equity products	64	7
Residential construction	15	4
Consumer loans:
Other direct	2	—
Total TDRs	341	$74

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $660 million and $630 million at March 31, 2012 and December 31, 2011, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2012, the Company owned

Notes to Consolidated Financial Statements (Unaudited), continued

$46.5 billion in residential loans, representing 38% of total LHFI, and had $12.5 billion in commitments to extend credit on home equity lines and $9.0 billion in mortgage loan commitments. Of the residential loans owned at March 31, 2012, 14% were guaranteed by a federal agency or a GSE. At December 31, 2011, the Company owned $46.7 billion in residential real estate loans, representing 38% of total LHFI, and had $12.7 billion in commitments to extend credit on home equity lines and $7.8 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2011, 14% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $14.3 billion and $14.7 billion of mortgage loans at March 31, 2012 and December 31, 2011, respectively, that included terms such as an interest only feature, a high LTV ratio, or a junior lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $9.0 billion and $9.4 billion were interest only loans, primarily with a ten year interest only period. Approximately $1.8 billion of those interest only loans as of March 31, 2012 and $1.9 billion as of December 31, 2011, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were junior liens. Additionally, the Company owned approximately $5.3 billion of amortizing loans with no mortgage insurance at both March 31, 2012 and December 31, 2011, comprised of first liens with combined original LTV ratios in excess of 80% and junior liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance have increased as the benefits of mortgage insurance covering certain junior lien mortgage loans have been exhausted, resulting in the loans effectively no longer being insured.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Balance at beginning of period	$2,505	$3,032
Provision for loan losses	313	451
Provision/(benefit) for unfunded commitments	4	(4)
Loan charge-offs	(463)	(615)
Loan recoveries	41	44
Balance at end of period	$2,400	$2,908
Components:
ALLL	$2,348	$2,854
Unfunded commitments reserve[1]	52	54
Allowance for credit losses	$2,400	$2,908
1 The unfunded commitments reserve is separately recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended March 31, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	38	258	17	313
Loan charge-offs	(126)	(302)	(35)	(463)
Loan recoveries	25	5	11	41
Balance at end of period	$901	$1,315	$132	$2,348

	Three Months Ended March 31, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	108	322	21	451
Loan charge-offs	(185)	(385)	(45)	(615)
Loan recoveries	29	5	10	44
Balance at end of period	$1,255	$1,440	$159	$2,854

As discussed in Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs, and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company does not record an allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	As of March 31, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$321	$16	$3,052	$376	$38	$8	$3,411	$400
Collectively evaluated	55,862	885	43,033	939	19,972	124	118,867	1,948
Total evaluated	56,183	901	46,085	1,315	20,010	132	122,278	2,348
LHFI at fair value	2	—	411	—	—	—	413	—
Total LHFI	$56,185	$901	$46,496	$1,315	$20,010	$132	$122,691	$2,348

	As of December 31, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$412	$34	$3,141	$405	$39	$9	$3,592	$448
Collectively evaluated	55,458	930	43,088	949	19,924	130	118,470	2,009
Total evaluated	55,870	964	46,229	1,354	19,963	139	122,062	2,457
LHFI at fair value	2	—	431	—	—	—	433	—
Total LHFI	$55,872	$964	$46,660	$1,354	$19,963	$139	$122,495	$2,457

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 14, "Business Segment Reporting," SunTrust reorganized its management reporting structure and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation. Consumer Banking and Private Wealth Management's goodwill balance is comprised of $3.6 billion from the Retail Banking segment and $335 million from the W&IM segment. Wholesale Banking's goodwill balance is comprised of $1.3 billion from the Retail Banking segment, $47 million from the W&IM segment, $928 million from Diversified Commercial Banking, and $180 million from CIB.

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first quarter of 2012, noting the Company's overall performance and stock price has improved during the quarter. Giving specific consideration to the changes in reporting units, the Company did not observe any qualitative factors which caused the Company to believe that goodwill is more likely than not impaired. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31 including the reallocation as noted above are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Balance, March 31, 2012	$—	$—	$—	$—	$3,930	$2,414	$6,344

Balance, January 1, 2011	$4,854	$928	$180	$361	$—	$—	$6,323
Contingent consideration	—	—	—	1	—	—	1
Balance, March 31, 2011	$4,854	$928	$180	$362	$—	$—	$6,324

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(6)	—	(5)	(11)
MSRs originated	—	83	—	83
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	124	—	124
Other changes in fair value [2]	—	(57)	—	(57)
Sale of MSRs	—	(1)	—	(1)
Balance, March 31, 2012	$32	$1,070	$53	$1,155

Balance, January 1, 2011	$67	$1,439	$65	$1,571
Amortization	(8)	—	(3)	(11)
MSRs originated	—	88	—	88
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	70	—	70
Other changes in fair value [2]	—	(52)	—	(52)
Sale of MSRs	—	(7)	—	(7)
Balance, March 31, 2011	$59	$1,538	$62	$1,659
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

Notes to Consolidated Financial Statements (Unaudited), continued

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company’s Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2012 and 2011 was $84 million and $92 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
As of March 31, 2012 and December 31, 2011, the total unpaid principal balance of mortgage loans serviced was $155.4 billion and $157.8 billion, respectively. Included in these amounts were $121.4 billion and $124.1 billion as of March 31, 2012 and December 31, 2011, respectively, of loans serviced for third parties. During the three months ended March 31, 2012, the Company sold MSRs on residential loans with an unpaid principal balance of $0.6 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.

At the end of each quarter, the Company determines the fair value of the MSRs by using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using market based prepayment rates, discount rate and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the valuation committee review all significant assumptions quarterly since many factors can affect the fair value of MSRs. Changes in the valuation model inputs and assumptions are reported in the period results.
A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of March 31, 2012 and December 31, 2011, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the increase in fair value during the three months ended March 31, 2012 was driven by an assumed decrease in prepayment speeds as a result of higher interest rates. This increase was partially offset by a 2% decline in the balance of loans serviced for others during the three months ended March 31, 2012.

(Dollars in millions)	March 31, 2012	December 31, 2011
Fair value of retained MSRs	$1,070	$921
Prepayment rate assumption (annual)	15%	20%
Decline in fair value from 10% adverse change	$55	$52
Decline in fair value from 20% adverse change	105	98
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$45	$33
Decline in fair value from 20% adverse change	87	63
Weighted-average life (in years)	5.4	4.3
Weighted-average coupon	5.1%	5.2%

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
The Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets such as trading assets or securities AFS as well as servicing rights retained and guarantee liabilities incurred. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. See Note 12, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies.
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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements the Company is required to service the loans in accordance with the issuers’ servicing guidelines and standards. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $224 million, and $12 million, including servicing rights for the three months ended March 31, 2012 and 2011, respectively. These gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 11, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has transferred loans to trusts, which previously qualified as QSPEs, sponsored by the Company. These trusts issue securities which are ultimately supported by the loans in the underlying trusts. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of March 31, 2012 and December 31, 2011, the fair value of securities received totaled $100 million and $104 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. No events occurred during the three months ended March 31, 2012 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities. Total assets as of March 31, 2012 and December 31, 2011 of the unconsolidated trusts in which the Company has a VI are $508 million and $529 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations

Notes to Consolidated Financial Statements (Unaudited), continued

and warranties. Discussion of the Company's representations and warranties is included in Note 11, “Reinsurance Arrangements and Guarantees.”
Commercial and Corporate Loans
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
In accordance with VIE consolidation guidance, the Company has determined that it is the primary beneficiary of, and thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At March 31, 2012, the Company’s Consolidated Balance Sheets reflected $326 million of loans held by the CLO and $289 million of debt issued by the CLO. At December 31, 2011, the Company’s Consolidated Balance Sheets reflected $315 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $2 million as of March 31, 2012 and December 31, 2011. The Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At March 31, 2012 and December 31, 2011, the estimated assets and liabilities of these entities that were not included on the Company’s Consolidated Balance Sheets were $2.0 billion and $1.9 billion, respectively. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the three months ended March 31, 2012 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
Student Loans
In 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company, as master servicer of the loans in the SPE, has agreed to service each loan consistent with the guidelines determined by the applicable government agencies to maintain the government guarantee. The Company and the SPE have entered into an agreement to have the loans subserviced by an unrelated third party.
The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated as it has both power over the entity through its role as master servicer and the obligation to absorb losses or the right to receive benefits through the retention of the residual interest. At March 31, 2012 and December 31, 2011, the Company’s Consolidated Balance Sheets reflected $428 million and $438 million, respectively, of assets held by the Student Loan entity and $424 million and $433 million, respectively, of debt issued by the Student Loan entity.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2008 and 2011 in conjunction with its acquisition of assets resulting from FINRA agreements and other litigation settlements. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at March 31, 2012 and December 31, 2011 includes current senior interests held in trading securities, which had a fair value of $43 million.
The assumptions and inputs considered by the Company in valuing this retained interest include prepayment speeds, credit losses, and the discount rate. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 22 years on a weighted average basis. Due to the seniority of the interests in the structure, current estimates of credit losses in the underlying collateral could withstand a 20% adverse change in the default assumption without the securities incurring a valuation loss assuming all other assumptions remain constant. Therefore, the key assumption in valuing these securities was the assumed discount rate, which was estimated to range from 8% to 11% over LIBOR at March 31, 2012 compared to 8% to 12% over LIBOR at December 31, 2011. At March 31, 2012 and December 31, 2011, a 20% adverse change in the assumed discount rate results in declines of approximately $8 million and $5 million, respectively, in the fair value of these securities. Although the impact of each assumption change in isolation is minimal, the underlying collateral of the VIEs is highly concentrated and as a result, the default or deferral of certain large exposures may have a more dramatic effect on the discount rate than the 20% discussed above. Due to this, we estimate that if each of the VIEs in which we hold retained positions experienced two additional large deferrals or defaults of an underlying collateral obligation, the fair value of the retained ARS would decline approximately $16 million.
At March 31, 2012 and December 31, 2011, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.2 billion. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the three months ended March 31, 2012 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	CDO Securities	Total
Cash flows on interests held	$7	$—	$1	$8
Servicing or management fees	1	2	—	3

	Three Months Ended March 31, 2011
(Dollars in millions)	Residential Mortgage Loans	Commercial and Corporate Loans	CDO Securities	Total
Cash flows on interests held	$15	$—	$1	$16
Servicing or management fees	1	3	—	4

Notes to Consolidated Financial Statements (Unaudited), continued

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of March 31, 2012 and December 31, 2011 and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three months ended March 31, 2012 and 2011 are as follows:

(Dollars in millions)	Portfolio Balance		Past Due				Net Charge-offs
	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011		For the Three Months Ended March 31

							2012	2011
Type of loan:
Commercial	$56,185	$55,872	$827		$938		$101	$156
Residential	46,496	46,660	2,975		3,079		297	380
Consumer	20,010	19,963	999		914		24	35
Total loan portfolio	122,691	122,495	4,801		4,931		422	571
Managed securitized loans:
Commercial	1,987	1,978	32		43		—	—
Residential	112,170	114,342	2,939	[1]	3,310	[1]	7	13
Total managed loans	$236,848	$238,815	$7,772		$8,284		$429	$584
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
In January 2012, the Company initiated the process of liquidating Three Pillars. The commitments and outstanding loans of Three Pillars will be transferred to the Bank. The Bank will fund the loans through wholesale funding sources, and Three Pillars' CP will be repaid in full. The liquidation is expected to be complete by the end of second quarter of 2012, and upon completion, the Bank will terminate the liquidity arrangements and standby letter of credit. The liquidation is not expected to have a material impact to the Company's financial condition, results of operations, or cash flows.
The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $8 million and $16 million for the three months ended March 31, 2012 and 2011, respectively, which were included within net interest income and noninterest income. During the three months ended March 31, 2012, Three Pillars transferred $2.0 billion of loans to the Bank, and the related revenue is reflected in net interest income.
At March 31, 2012, the Company’s Consolidated Balance Sheets included $972 million of secured loans held by Three Pillars, which are included within commercial loans. Other assets and liabilities were not material to the Company's Consolidated Balance Sheets, and no CP was outstanding at March 31, 2012. At December 31, 2011, the Company's Consolidated Balance Sheets included commercial loans of $2.9 billion, and no CP was outstanding. No losses on any of Three Pillars’ assets were incurred during the three months ended March 31, 2012 and 2011.
Funding commitments extended by Three Pillars to its customers totaled $1.8 billion with outstanding receivables totaling $972 million at March 31, 2012; the majority of which generally carry initial terms of one to three years and may be

Notes to Consolidated Financial Statements (Unaudited), continued

repaid or refinanced at any time. At December 31, 2011, Three Pillars had funding commitments and outstanding receivables totaling $4.1 billion and $2.9 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Trade receivables and commercial loans collateralize 57% and 12%, respectively, of the outstanding commitments, as of March 31, 2012, compared to 40% and 20%, respectively, as of December 31, 2011. Total assets supporting outstanding commitments have a weighted average life of 2.2 years and 2.8 years at March 31, 2012 and December 31, 2011, respectively.
Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. Three Pillars also has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. Additionally, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars’ assets for which the Company expects to suffer material losses. For the three months ended March 31, 2012 and 2011, there were no writedowns of Three Pillars' assets.
The assets of Three Pillars generally provide the sources of cash flows for the CP. However, the Company has issued commitments in the form of liquidity facilities and other credit enhancements to support the operations of Three Pillars. Due to the Company’s consolidation of Three Pillars, these commitments are eliminated in consolidation for U.S. GAAP purposes. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities may generally be used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.
Due to the consolidation of Three Pillars, the Company’s maximum exposure to potential loss was $1.8 billion and $4.3 billion as of March 31, 2012 and December 31, 2011, respectively, which represents the Company’s exposure to the lines of credit that Three Pillars had extended to its clients. The Company did not recognize any liability on its Consolidated Balance Sheets related to the liquidity facilities and other credit enhancements provided to Three Pillars as of March 31, 2012 and December 31, 2011, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. Under the matched book TRS business model, the VIEs purchase assets (typically loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. Although

Notes to Consolidated Financial Statements (Unaudited), continued

the Company has always caused the VIEs to purchase a reference asset in response to the addition of a reference asset by its third party clients, there is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.
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
At March 31, 2012 and December 31, 2011, the Company had $1.8 billion and $1.7 billion, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.8 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At March 31, 2012, the fair values of these TRS assets and liabilities were $40 million and $36 million, respectively, and at December 31, 2011, the fair values of these TRS assets and liabilities were $20 million and $17 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the three months ended March 31, 2012 and 2011. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. During the three months ended March 31, 2012 and 2011, the Company did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.
For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of March 31, 2012 and December 31, 2011, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $5 million and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of March 31, 2012 and December 31, 2011. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three months ended March 31, 2012 and 2011, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. These limited partner interests had carrying values of $189 million and $194 million at March 31, 2012 and December 31, 2011, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $460 million and $472 million at March 31, 2012 and December 31, 2011, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership

Notes to Consolidated Financial Statements (Unaudited), continued

equity investments along with $246 million and $249 million of loans, interest-rate swaps or letters of credit issued by the Company to the limited partnerships at March 31, 2012 and December 31, 2011, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
Additionally, the Company invests in funds whose purpose is to invest in affordable housing developments as the limited partner investor. The Company owns minority and noncontrolling interests in these funds. As of March 31, 2012 and December 31, 2011, the Company's investment in these funds totaled $68 million, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $105 million and $108 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of March 31, 2012 and December 31, 2011, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $351 million and $360 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $104 million and $107 million, respectively. See Note 12, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of March 31, 2012 and December 31, 2011 were $1.0 billion and $1.1 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the three months ended March 31, 2012 and 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 – NET INCOME PER COMMON SHARE
Equivalent shares of 26 million and 32 million related to common stock options and common stock warrants outstanding as of March 31, 2012 and 2011, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2012 and 2011 is included below. Additionally, included below is a reconciliation of net income to net income available to common shareholders.

	Three Months Ended March 31
(In millions, except per share data)	2012	2011
Net income	$250	$180
Preferred dividends	(3)	(2)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	(66)
Accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(2)	—
Net income available to common shareholders	$245	$38
Average basic common shares	533	500
Effect of dilutive securities:
Stock options	1	1
Restricted stock	2	3
Average diluted common shares	536	504
Net income per average common share - diluted	$0.46	$0.08
Net income per average common share - basic	$0.46	$0.08

NOTE 8 - INCOME TAXES
The provision for income taxes was $69 million and $33 million for the three months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 22% and 16%, respectively, during those periods. The Company calculated income taxes for the three months ended March 31, 2012 and 2011 based on actual year-to-date results.
As of March 31, 2012 and December 31, 2011, the Company’s liability for UTBs, excluding interest and penalties, was $136 million and $133 million, respectively. The amount of UTBs that, if recognized, would affect the Company's effective tax rate was $91 million at March 31, 2012. Additionally, the Company had a liability of $22 million and $21 million for interest related to its UTBs at March 31, 2012 and December 31, 2011, respectively. Interest expense recognized related to UTBs was approximately $1 million for both the three months ended March 31, 2012 and 2011. Interest related to UTBs is recorded as a component of the income tax provision. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the liability for UTBs could decrease during the next 12 months by up to $90 million due to completion of tax authority examinations and the expiration of statutes of limitations.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Compensation expense for the AIP and LTI Cash plans was $36 million and $28 million for the three months ended March 31, 2012 and 2011, respectively.
Previously, TARP prohibited the payment of any bonus, incentive compensation or stock option award to our five NEOs and certain other highly compensated executives. As a result, the Company paid additional base salary amounts in the form of stock (salary shares) to the NEOs and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan") until the Company repaid TARP. The Company settled the stock units in cash; for the 2010 salary shares, one half was settled on March 31, 2011 and one half was settled on March 31, 2012. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount paid upon settlement of the stock units was equal to the value of a share of SunTrust common stock on the settlement date. The value of salary shares paid was $4 million and $7 million in 2012 and 2011, respectively.
Stock-Based Compensation
The Company provides stock-based awards through the SunTrust Banks Inc. 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs, of which some may have performance or other conditions such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of a ROA target, to key employees of the Company.
The Company granted 1,555,430 shares of restricted stock and 1,581,900 restricted stock units during the first three months of 2012. The weighted average grant-date fair value of these awards was $21.67 and $20.89, respectively. The Company also granted 754,450 shares of stock options with exercise prices of $21.67. The fair value of options granted during the first three months of 2012 and 2011 was $7.83 and $12.20 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31
	2012	2011
Dividend yield	0.92%	0.12%
Expected stock price volatility	40.41	34.54
Risk-free interest rate (weighted average)	1.07	2.72
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Stock-based compensation expense:
Stock options	$4	$3
Restricted stock	7	9
Restricted stock units	14	—
Total stock-based compensation expense	$25	$12

The recognized stock-based compensation tax benefit was $9 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Retirement Plans
Certain Retirement Plans were amended in 2011 to cease all future benefit accruals as disclosed in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefits Plans") in the first quarter of 2012. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.00% for 2012.
Anticipated employer contributions/benefit payments for 2012 are $28 million for the SERP. For the three months ended March 31, 2012, the actual contributions/benefit payments were $1 million.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan in the first quarter of 2012. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2012 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 6.25% for 2012.

	Three Months Ended March 31
	2012		2011
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$—	$—	$18	$—
Interest cost	29	2	32	3
Expected return on plan assets	(43)	(2)	(47)	(2)
Amortization of prior service credit	—	—	(5)	—
Recognized net actuarial loss	6	—	10	—
Net periodic (benefit)/cost	($8)	$—	$8	$1

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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA master agreement and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty adjusted for held and posted collateral, if such net value is an asset to the Company. As of March 31, 2012, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.0 billion, representing the $3.0 billion of derivative gains adjusted for collateral of $1.0 billion that the Company holds in relation to these gain positions. As of December 31, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.4 billion, representing $3.6 billion of derivative gains, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.

Notes to Consolidated Financial Statements (Unaudited), continued

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
Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $32 million and $36 million as of March 31, 2012 and December 31, 2011, respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master trading agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion in fair value at both March 31, 2012 and December 31, 2011 contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At March 31, 2012, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $7 million in fair value liabilities as of March 31, 2012. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $5 million at March 31, 2012, against which the Bank had posted collateral of $1 million; ATEs do not exist at lower ratings levels. At March 31, 2012, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.2 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at March 31, 2012 of $21 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $11 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2012 and December 31, 2011. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2012 and December 31, 2011. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	As of March 31, 2012[1]
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [2]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$—	Trading liabilities	$1,547		$246
Interest rate contracts hedging:
Floating rate loans	Trading assets	13,350		855	Trading liabilities	—		—
Total		14,897		855		1,547		246
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000		61	Trading liabilities	—		—
Total		1,000		61		—		—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		14	Trading liabilities	60		9
MSRs	Other assets	4,560		282	Other liabilities	14,555		59
LHFS, IRLCs, LHFI-FV	Other assets	8,035	[5]	27	Other liabilities	3,903	[5]	20
Trading activity	Trading assets	98,245	[6]	5,502	Trading liabilities	84,554		5,153
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	—		—	Trading liabilities	508		115
Trading activity	Trading assets	2,516		64	Trading liabilities	2,216		61
Credit contracts covering:
Loans	Trading assets	45		1	Trading liabilities	323		4
Trading activity	Trading assets	1,965	[7]	43	Trading liabilities	1,956	[7]	38
Equity contracts - Trading activity	Trading assets	11,179	[6]	2,506	Trading liabilities	12,279		2,694
Other contracts:
IRLCs and other	Other assets	5,934		96	Other liabilities	144	[8]	5	[8]
Trading activity	Trading assets	322		27	Trading liabilities	320		27
Total		133,238		8,562		120,818		8,185
Total derivatives		$149,135		$9,478		$122,365		$8,431

1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of March 31, 2012 are presented in Note 12, "Fair Value Election and Measurement."
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.1 billion and $0.2 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table unless immaterial.
6 Amounts include $16.9 billion and $1.0 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset associated with the one day lag is included in the fair value column of this table unless immaterial.
7 Asset and liability amounts include $2 million and $6 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, which notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a $4.9 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

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

1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2011 are presented in Note 12, "Fair Value Election and Measurement."
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See "Fair Value Hedges" in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.2 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative liability associated with the one day lag is included in the fair value column of this table unless immaterial.
6 Amounts include $16.7 billion and $0.6 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset associated with the one day lag is included in the fair value column of this table unless immaterial.
7 Asset and liability amounts include $2 million and $6 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
8 Includes a $22 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Three Months Ended March 31, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($58)		$—
Interest rate contracts hedging Floating rate loans[1]	50	Interest and fees on loans	83
Total	($8)		$83

1 During the three months ended March 31, 2012, the Company also reclassified $69 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended March 31, 2012
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]
Interest rate contracts hedging Fixed rate debt	($1)	$1	$—
Interest rate contracts hedging Securities AFS	1	($1)	—
Total	$—	$—	$—

1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended March 31, 2012
Derivatives not designated as hedging instruments
Interest rate contracts covering:
MSRs	Mortgage servicing related income	($73)
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(35)
Trading activity	Trading income	27
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income	15
Trading activity	Trading income	3
Credit contracts covering:
Loans	Trading income	(3)
Other	Trading income	6
Equity contracts - trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income/(loss)	184
Total		$128

Notes to Consolidated Financial Statements (Unaudited), continued

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 are presented below:

	Three Months Ended March 31, 2011
(Dollars in millions)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($16)		$—
Interest rate contracts hedging Floating rate loans[1]	(27)	Interest and fees on loans	113
Total	($43)		$113

1 During the three months ended March 31, 2011, the Company also reclassified $41 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended March 31, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income	$1
MSRs	Mortgage servicing related income	(43)
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(26)
Trading activity	Trading income	4
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income	81
Trading activity	Trading income	(1)
Credit contracts covering:
Loans	Trading income	(1)
Other	Trading income	4
Equity contracts - trading activity	Trading income	3
Other contracts:
IRLCs	Mortgage production related income/(loss)	36
Total		$58

Credit Derivatives
As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of March 31, 2012 and 2011, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company.

Notes to Consolidated Financial Statements (Unaudited), continued

As such, at March 31, 2012 and 2011, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2012 and 2011, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2012, the written CDS had remaining terms ranging from less than one year to nine years. The maximum guarantees outstanding at March 31, 2012 and December 31, 2011, as measured by the gross notional amounts of written CDS, were $117 million and $167 million, respectively. At March 31, 2012 and December 31, 2011, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $125 million and $175 million, respectively. The fair values of written CDS were $1 million and $4 million at March 31, 2012 and December 31, 2011, respectively, and the fair values of purchased CDS were $1 million and $6 million at March 31, 2012 and December 31, 2011, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorate. At March 31, 2012 and December 31, 2011, there were $1.8 billion and $1.6 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at March 31, 2012 were $40 million and $36 million, respectively, and related collateral held at March 31, 2012 was $270 million. The fair values of the TRS derivative assets and liabilities at December 31, 2011 were $20 million and $17 million, respectively, and related collateral held at December 31, 2011 was $285 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2012, the remaining terms on these risk participations generally ranged from one year to eight years with a weighted average on the maximum estimated exposure of 4.5 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $51 million and $57 million at March 31, 2012 and December 31, 2011, respectively. The fair values of the written risk participations were not material at both March 31, 2012 and December 31, 2011. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At March 31, 2012, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2012, the maximum range of hedge maturities for hedges of floating rate loans was one to five years, with the weighted average being 3.2 years. Ineffectiveness on these hedges was not material during the three months ended March 31, 2012 and 2011. As of March 31, 2012, $288 million, net of tax, of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items.
During the third quarter of 2008, the Company executed The Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of The Agreements (including the pledges of the Coke common shares pursuant to the terms of The Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The

Notes to Consolidated Financial Statements (Unaudited), continued

Company has designated The Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur between 6.5 years and 7 years from The Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under The Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of The Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under The Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of The Agreements recognized in AOCI and any ineffective portions recognized in trading income. None of the components of The Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. During the three months ended March 31, 2012 and 2011, the Company recognized ineffectiveness gains of less than $1 million, respectively. Ineffectiveness gains were recognized in trading income. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recognized in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Fair Value Hedges
During 2011, the Company entered into interest rate swap agreements, as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements converted Company-issued fixed rate senior long-term debt to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.

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

◦
The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs and mortgage LHFS. The Company also previously entered into derivative contracts on mortgage LHFI reported at fair value, but there were none outstanding during 2012.

•
The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in pound sterling. This risk is economically hedged with cross currency swaps, which receive pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking line of business.

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

NOTE 11 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2012 and December 31, 2011, approximately $7.6 billion and $8.0 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At March 31, 2012 and December 31, 2011, the total loss exposure ceded to the Company was approximately $302 million and $309 million, respectively; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $33 million. Of this amount, $30 million of losses have been reserved for as of March 31, 2012, reducing the Company’s net remaining loss exposure to $3 million. The reinsurance reserve was $38 million as of December 31, 2011. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $5 million and $8 million, for the three months ended March 31, 2012 and 2011, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled $6 million and $7 million, for the three months ended March 31, 2012 and 2011, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 10, “Derivative Financial Instruments”).

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

As of March 31, 2012 and December 31, 2011, the maximum potential amount of the Company’s obligation was $4.8 billion and $5.2 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $104 million

Notes to Consolidated Financial Statements (Unaudited), continued

and $105 million in other liabilities in the Consolidated Balance Sheets for unearned fees related to these letters of credit as of March 31, 2012 and December 31, 2011, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities in the Consolidated Balance Sheets included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses.”
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
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to March 31, 2012, which totaled $250.3 billion at the time of sale, consisting of $192.4 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $27.6 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of March 31, 2012 is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	Total
GSE[1]	$4.1	$4.9	$9.6	$10.0	$22.7	$13.2	$13.1	$5.0	$82.6
Ginnie Mae[1]	0.7	0.5	0.6	2.6	5.5	3.9	3.0	0.9	17.7
Non-agency	3.9	5.7	4.4	—	—	—	—	—	14.0
Total	$8.7	$11.1	$14.6	$12.6	$28.2	$17.1	$16.1	$5.9	$114.3
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
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs and non-agency investors were $448 million during the three months ended March 31, 2012 and $1.7 billion, $1.1 billion, and $1.1 billion during the years ended 2011, 2010, and 2009, respectively, and on a cumulative basis since 2005 totaled $5.7 billion, which includes Ginnie Mae repurchase requests. The majority of these requests are from GSEs, with a limited number of requests having been received from non-agency investors. Repurchase requests from non-agency investors were $3 million during the three months ended March 31, 2012 and $50 million, $55 million, and $99 million during the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, repurchase requests related to loans

Notes to Consolidated Financial Statements (Unaudited), continued

originated in 2006 and 2007 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests, and demands have been contested to the extent they are not considered valid. At March 31, 2012, the unpaid principal balance of loans related to unresolved requests previously received from investors was $564 million, comprised of $554 million from the GSEs and $10 million from non-agency investors. Comparable amounts at December 31, 2011, were $590 million, comprised of $578 million from the GSEs and $12 million from non-agency investors.
The Company uses the best information available when estimating its mortgage repurchase liability. As of March 31, 2012 and December 31, 2011, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $383 million and $320 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income.
A significant degree of judgment is used to estimate the mortgage repurchase liability. This estimation process is inherently uncertain and subject to imprecision; consequently, there is a range of reasonably possible loss in excess of the recorded repurchase liability. Based on an analysis of the assumptions used to estimate the repurchase liability related to loans sold prior to 2009, the Company estimates that it is reasonably possible that the estimated liability, as of March 31, 2012, could exceed the current repurchase liability by $0 to $600 million. This estimate is subject to revision due to changes in borrower default levels, investor request criteria and behavior, repurchase rates, and home values. This estimate of reasonably possible incremental loss does not pertain to non-agency investors or to loans sold after 2008 due to the limited amount of historical repurchase request and loss experience the Company has realized on these more recent vintages; therefore, the Company is unable to estimate a reasonably possible range of loss for loans sold to non-agency investors or for loans sold subsequent to 2008. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Balance at beginning of period	$320	$265
Repurchase provision	175	80
Charge-offs	(112)	(75)
Balance at end of period	$383	$270

During the three months ended March 31, 2012 and 2011, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $194 million and $137 million, respectively, related to investor demands. As of March 31, 2012 and December 31, 2011, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $280 million and $252 million, respectively, of which $140 million and $134 million, respectively, were nonperforming.
As of March 31, 2012, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. STM recognizes a liability for contingent losses when MSRs are sold, which totaled $9 million and $8 million as of March 31, 2012 and December 31, 2011, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $10 million as of March 31, 2012 and December 31, 2011. If required, these contingent payments will be payable over the next three years.

Notes to Consolidated Financial Statements (Unaudited), continued

Visa
The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa’s restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As of March 31, 2012, Visa had funded $8.1 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa’s IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa’s Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. The amount of compensation is a function of the 3.2 million shares sold to the Counterparty, the change in conversion rate, and Visa’s share price. The Counterparty, as a result of its ownership of the Class B shares, will be impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of March 31, 2012 the conversion factor had decreased to 0.4254 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Counterparty of $22 million, $8 million, and $17 million, during 2012, and for the years ended 2011 and 2010, respectively. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate impact to the Company could be significantly higher or lower than the $5 million and $22 million recorded as of March 31, 2012 and December 31, 2011, respectively. See Note 13, "Contingencies," for additional discussion of the related litigation.

Tax Credits Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. As of March 31, 2012, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of March 31, 2012, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of March 31, 2012 and December 31, 2011, $4 million and $5 million, respectively, was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 - FAIR VALUE ELECTION AND MEASUREMENT
The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, 2, or 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain LHFS and LHFI, MSRs, certain brokered time deposits, and certain issuances of fixed rate debt.
In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value also enables a company to mitigate the non-economic earnings volatility caused from financial assets and liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet.
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of the asset or liability. This process has involved the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Any model used to produce material financial reporting information is required to have a satisfactory independent review performed on an annual basis, or more frequently, when significant modifications to the functionality of the model are made. This review is performed by an internal group that separately reports to the Corporate Risk Function.

The Company has formal processes and controls in place to ensure the appropriateness of all fair value estimates. For fair values obtained from a third party, there is an internal independent price validation function within the Finance division that provides oversight for fair value estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach when estimating the fair value for level 3 instruments that are internally valued since the selection of unobservable inputs is subjective. This approach includes input and sign off on assumptions from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. Inputs, assumptions and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis.
The classification of an instrument as level 3 versus 2 involves judgment and is based on a variety of subjective factors to assess whether a market is inactive, resulting in the application of significant unobservable assumptions to value a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive are based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and include considerations of illiquidity in the current market environment.
Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

Notes to Consolidated Financial Statements (Unaudited), continued

		Fair Value Measurements at March 31, 2012 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$162	$162	$—	$—
Federal agency securities	430	—	430	—
U.S. states and political subdivisions	47	—	47	—
MBS - agency	461	—	461	—
MBS - private	1	—	—	1
CDO/CLO securities	45	—	2	43
ABS	40	—	35	5
Corporate and other debt securities	501	—	501	—
CP	190	—	190	—
Equity securities	92	92	—	—
Derivative contracts	2,893	139	2,754	—
Trading loans	2,281	—	2,281	—
Gross trading assets	7,143	393	6,701	49
Offsetting collateral [1]	(827)
Total trading assets	6,316
Securities AFS:
U.S. Treasury securities	231	231	—	—
Federal agency securities	1,747	—	1,747	—
U.S. states and political subdivisions	419	—	362	57
MBS - agency	20,967	—	20,967	—
MBS - private	216	—	—	216
CDO/CLO securities	43	—	43	—
ABS	401	—	384	17
Corporate and other debt securities	46	—	41	5
Coke common stock	2,220	2,220	—	—
Other equity securities [2]	1,033	202	—	831
Total securities AFS	27,323	2,653	23,544	1,126
LHFS:
Residential loans	1,881	—	1,877	4
Corporate and other loans	326	—	326	—
Total LHFS	2,207	—	2,203	4
LHFI	413	—	—	413
MSRs	1,070	—	—	1,070
Other assets [3]	391	3	292	96
Liabilities
Trading liabilities:
U.S. Treasury securities	446	446	—	—
Corporate and other debt securities	132	—	132	—
Equity securities	34	34	—	—
Derivative contracts	2,167	—	1,921	246
Gross trading liabilities	2,779	480	2,053	246
Offsetting collateral [1]	(1,225)
Total trading liabilities	1,554
Brokered time deposits	1,005	—	1,005	—
Long-term debt	2,000	—	2,000	—
Other liabilities [3,4]	71	1	65	5
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of March 31, 2012.
2Includes at cost, $432 million of FHLB of Atlanta stock, $398 million of Federal Reserve Bank stock, and $202 million in mutual fund investments.
3These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (Unaudited), continued

		Fair Value Measurements at December 31, 2011 Using
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
Securities AFS
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
LHFS
Residential loans	1,826	—	1,825	1
Corporate and other loans	315	—	315	—
Total LHFS	2,141	—	2,140	1
LHFI	433	—	—	433
MSRs	921	—	—	921
Other assets [3]	554	7	463	84
Liabilities
Trading liabilities
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
2 Includes at cost, $342 million of FHLB of Atlanta stock, $398 million of Federal Reserve Bank stock, and $187 million in mutual fund investments.
3These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the difference between the aggregate fair value and the unpaid principal balance of trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments for which the FVO has been elected. For LHFS and LHFI for which the FVO has been elected, the tables also include the difference between aggregate fair value and the unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in millions)	Aggregate Fair Value March 31, 2012	Aggregate Unpaid Principal Balance under FVO March 31, 2012	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,281	$2,253	$28
LHFS	2,201	2,143	58
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	5	20	(15)
LHFI	391	419	(28)
Past due loans of 90 days or more	2	4	(2)
Nonaccrual loans	20	40	(20)
Brokered time deposits	1,005	994	11
Long-term debt	2,000	1,901	99
(Dollars in millions)	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance under FVO December 31, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,030	$2,010	$20
LHFS	2,139	2,077	62
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	1	8	(7)
LHFI	407	439	(32)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	25	48	(23)
Brokered time deposits	1,018	1,011	7
Long-term debt	1,997	1,901	96

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2012 and 2011 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income/(loss), or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$8	$—	$—	$8
LHFS	7	155	—	162
LHFI	—	(3)	—	(3)
MSRs	—	10	67	77
Liabilities
Brokered time deposits	—	—	—	—
Long-term debt	(4)	—	—	(4)
1For the three months ended March 31, 2012, income related to LHFS includes $73 million related to MSRs recognized upon the sale of loans reported at fair value. For the three months ended March 31, 2012, income related to MSRs includes $10 million of MSRs recognized upon the sale of loans reported at LOCOM.
2Changes in fair value for the three months ended March 31, 2012 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets
Trading loans	$7	$—	$—	$7
LHFS	2	30	—	32
LHFI	3	(4)	—	(1)
MSRs	—	2	17	19
Liabilities
Brokered time deposits	(11)	—	—	(11)
Long-term debt	(17)	—	—	(17)
1For the three months ended March 31, 2011, income related to LHFS includes $86 million related to MSRs recognized upon the sale of loans reported at fair value. For the three months ended March 31, 2011, income related to MSRs includes $2 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 and beyond using the fair value method. Previously, MSRs were reported under the amortized cost method.
2Changes in fair value for the three months ended March 31, 2011 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or 3 that are measured at fair value on a recurring basis, based on the class as determined by the nature and risks of the instrument.
Trading Assets and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service.

Federal agency securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these instruments as level 2.
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
Level 3 municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at March 31, 2012 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
Level 3 AFS municipal bond securities also include bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. To estimate pricing on these securities, the Company utilized a third party municipal bond yield curve for the lowest investment grade bonds and priced each bond based on the yield associated with that maturity.
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
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of residential mortgages. Generally, the Company attempts to obtain pricing for its securities from an independent pricing service or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuations or used to validate outputs from its own proprietary models. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. As liquidity returns to these markets, the Company has seen more pricing information from third parties and a reduction in the need to use pricing models to estimate fair value. Even though limited third party pricing has been available, the Company continued to classify private MBS as level 3, as the Company believes that this third party pricing relied on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

Notes to Consolidated Financial Statements (Unaudited), continued

Securities that are classified as AFS and are in an unrealized loss position are included as part of our quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS during the three months ended March 31, 2012 and 2011.

CDO/CLO Securities
Level 2 securities AFS consisted of a senior interest in a third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. These auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments. See Note 6, "Certain Transfers of Financial Assets and Variable Interest Entities," for further discussion of the assumptions and sensitivity.
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
Equity securities
Level 3 equity securities classified as securities AFS include, as of March 31, 2012 and December 31, 2011, $830 million and $740 million, respectively, of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of par value.

Derivative contracts (trading assets or trading liabilities)
With the exception of one derivative contract discussed herein and certain instruments discussed under ‘other assets/liabilities, net’ that qualify as derivative instruments, the Company’s derivative instruments are level 1 or 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. See Note 10, “Derivative Financial Instruments,” for additional information on the Company’s derivative contracts.
The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, with underlying market variables of interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-

Notes to Consolidated Financial Statements (Unaudited), continued

based assumptions for all of its significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities and credit curves.
The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 years and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of The Agreements. At March 31, 2012 and December 31, 2011, The Agreements’ combined fair value was a liability of $246 million and $189 million, respectively.

See Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements, for additional information on the Company's derivative contracts.
Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purposes. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 6, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 10, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking line of business. All of these loans have been classified as level 2, due to the market data that the Company uses in its estimates of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At March 31, 2012 and December 31, 2011, the Company had outstanding $1.8 billion and $1.7 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At March 31, 2012 and December 31, 2011, $385 million and $323 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans and Loans Held for Sale
Residential LHFS
The Company recognized at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings when earned or incurred. The servicing value, which had been recorded as MSRs at the time the loan was sold, is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan.

Notes to Consolidated Financial Statements (Unaudited), continued

The mark to market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related (loss)/income.
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk and also include non-agency residential mortgages. Due to the non-agency residential loan market disruption, which began during the third quarter of 2007, there was little to no observable trading activity of similar instruments and the Company classified these LHFS as level 3. Recently, the Company has been able to obtain observable pricing from the secondary loan market in which the Company has been a market participant. Therefore, the Company has reclassified these LHFS as level 2. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2012 and 2011 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended March 31, 2012 and 2011, the Company recognized losses in the Consolidated Statements of Income of $3 million, and $5 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
LHFI
Level 3 LHFI predominantly includes mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also include mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.

Other Intangible Assets
Other intangible assets that the Company records at fair value are the Company’s MSR assets. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 5, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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
The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair

Notes to Consolidated Financial Statements (Unaudited), continued

value of IRLCs also increase. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.
During the three months ended March 31, 2012 and 2011, the Company transferred $172 million and $14 million of IRLCs out of level 3 as the associated loans were closed.
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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability was classified as a level 3 instrument. See Note 11, "Reinsurance Arrangements and Guarantees," for a discussion of the valuation assumptions.

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
Brokered time deposits
The Company has elected to measure certain CDs at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that may or may not be clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value to remove the mixed attribute accounting model for the single debt instrument or to better align the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be carried at fair value.

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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized losses of $6 million and $14 million for the three months ended March 31, 2012 and 2011, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
Long-term debt
The Company has elected to carry at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt was level 2. The election to fair value the debt was made to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $9 million and $19 million for the three months ended March 31, 2012 and 2011, respectively.
The Company also carries approximately $289 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans and Loans Held for Sale – Corporate and other LHFS.”
The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2012	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Assets:
Trading assets:
MBS - private	$1	Third party pricing	N/A
CDO/CLO securities	43	Cash flow model	Discount rate	LIBOR+8%-11% (LIBOR+8.95%)
			Expected collateral losses	42-49% (45%)
ABS	5	Matrix pricing	Indicative pricing	45 (45)
Securities AFS:
U.S. states and political subdivisions	57	Matrix pricing	Indicative pricing	72-116 (89)
MBS - private	216	Third party pricing	N/A
ABS	17	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	831	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	0-275 bps (116 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
LHFI	390	Monte Carlo/Discounted cash flow	Option adjusted spread	0-275 bps (116 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
	23	Collateral based pricing	Appraised value	NM2
MSRs	1,070	Discounted cash flow	Prepayment rate	6-30% (15%)
			Discount rate	8-28% (11%)
Other assets/(liabilities), net[3]	96	Internal model	Pull through rate	1.11-99.33% (65%)
			MSR value	2-199bps (115 bps)
Liabilities
Derivative contracts	246	Counterparty pricing	N/A
1For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company; and therefore, have been noted as "N/A."
2Not meaningful.
3Input assumptions relate to the Company's IRLCs. Excludes $5 million of Other Liabilities. Refer to Note 11, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 has been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2012	Included in earnings (held at March 31, 2012) [1]
Assets:
Trading assets:
MBS - private	$1	$—		$—		$—	$—	$—	$—	$—	$—	$1	$—
CDO/CLO securities	43	—		—		—	—	—	—	—	—	43	—
ABS	5	—		—		—	—	—	—	—	—	5	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	—
Securities AFS:
U.S. states and political subdivisions	58	—		(1)		—	—	—	—	—	—	57	—
MBS - private	221	(2)		9		—	—	(12)	—	—	—	216	(2)
ABS	16	—		1		—	—	—	—	—	—	17	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	741	—		—		90	—	—	—	—	—	831	—
Total securities AFS	1,041	(2)	[2]	9		90	—	(12)	—	—	—	1,126	(2)	[2]
LHFS:
Residential loans	1	—		—		—	—	—	4	3	(4)	4	(2)	[4]
LHFI	433	(4)	[3]	—		—	—	(12)	(6)	2	—	413	(2)	[3]
Other assets/(liabilities), net	62	179	[4]	—		—	—	22	(172)	—	—	91	—
Liabilities
Derivative contracts	(189)	1	[5]	(58)	[6]	—	—	—	—	—	—	(246)	1	[5]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2012.
2 Amounts included in earnings are recorded in net securities gains.
3 Amounts are generally included in mortgage production related income/(loss); however, the mark on certain fair value loans is included in trading income.
4 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
5Amounts included in earnings are recorded in trading income.
6 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers from/(to) other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2011	Included in earnings (held at March 31, 2011) [1]
Assets
Trading assets:
MBS - private	$6	$2		$—		($5)	($1)	$—	$—	$—	$2	$—
CDO/CLO securities	53	31	[2]	—		(21)	(1)	(20)	—	—	42	18	[2]
ABS	27	9		—		(31)	—	—	—	—	5	2
Equity securities	123	8		—		—	(75)	—	—	—	56	2
Total trading assets	209	50	[3]	—		(57)	(77)	(20)	—	—	105	22	[3]
Securities AFS:
U.S. states and political subdivisions	74	—		—		—	(1)	—	—	—	73	—
MBS - private	347	(1)		18		—	(26)	—	—	—	338	(1)
ABS	20	—		2		—	(2)	—	—	—	20	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	5	—
Other equity securities	690	—		—		—	—	—	—	—	690	—
Total securities AFS	1,136	(1)	[4]	20		—	(29)	—	—	—	1,126	(1)	[4]
LHFS:
Residential loans	2	(1)	[5]	—		(2)	(1)	9	11	(1)	17	(3)	[5]
Corporate and other loans	5	(1)	[6]	—		—	—	(4)	—	—	—	—
LHFI	492	(1)	[7]	—		—	(23)	(11)	—	—	457	(2)	[7]
Other assets/(liabilities), net	(24)	36	[5]	—		—	—	(14)	—	—	(2)	36	[5]
Liabilities
Derivative contracts	(145)	—		(16)	[8]	—	—	—	—	—	(161)	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at March 31, 2011.
2 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 13, "Contingencies."
3 Amounts included in earnings are recorded in trading income.
4 Amounts included in earnings are recorded in net securities gains.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
6 Amounts included in earnings are recorded in other noninterest income.
7 Amounts are generally included in mortgage production related income/(loss), however, the mark on certain fair value loans is included in trading income.
8 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

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

		Fair Value Measurement at March 31, 2012, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$56	$—	$56	$—	$—
LHFI	12	—	—	12	(1)
OREO	411	—	299	112	(136)
Other Assets	99	—	24	75	(48)

		Fair Value Measurement at December 31, 2011, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
LHFS	$212	$—	$108	$104	$—
LHFI	72	—	—	72	(7)
OREO	479	—	372	107	(127)
Affordable Housing	324	—	—	324	—
Other Assets	45	—	24	21	(20)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, based on the class as determined by the nature and risks of the instrument.
Loans Held for Sale
At March 31, 2012, level 2 LHFS consisted of non-agency residential mortgage LHFS. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. At December 31, 2011, level 2 LHFS consisted primarily of conforming, residential mortgage loans and corporate loans that are accounted for at LOCOM, and level 3 LHFS consisted of non-agency residential mortgages. The Company has been a participant in selling non-agency residential mortgages in the market, and therefore, has classified them as level 2 as of March 31, 2012. At December 31, 2011, level 3 LHFS also included leases held for sale which were valued using internal estimates which incorporated market data when available. Due to the lack of current market data for comparable leases, these assets were considered level 3.
During the three months ended March 31, 2012, the Company transferred $86 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans and intends to sell them during the second quarter of 2012. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $26 million charge-off to reflect the loans' estimated market value. During the three months ended March 31, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively

Notes to Consolidated Financial Statements (Unaudited), continued

market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. Of these transferred loans, $34 million were sold at approximately their carrying value during the year ended December 31, 2011; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale.
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
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months and that have a net carrying value of less than $1 million. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 15% to 30% with a weighted average of 22%. The range of discount percentages applied to commercial properties was 5% to 20% with a weighted average of 15%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. No impairment was recognized during the three months ended March 31, 2012 and 2011.
Other Assets
Other assets consist of private equity investments, other repossessed assets, and assets under operating leases where the Company is the lessor.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the three months ended March 31, 2012 and 2011, the Company recognized an insignificant amount of impairment charges on its private equity partnership investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended March 31, 2012 and 2011, the Company recognized impairment charges of $1 million and no impairment charges, respectively, on these assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor, and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three months ended March 31, 2012 and 2011, the Company recognized impairment charges of $1 million and less than $1 million, respectively, attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,981	$5,981	$5,981	$—	$—	(a)
Trading assets	6,316	6,316	393	5,874	49	(b)
Securities AFS	27,323	27,323	2,653	23,544	1,126	(b)
LHFS	2,749	2,760	—	2,433	327	(c)
LHFI, net	120,343	116,550	—	5,698	110,852	(d)
Financial liabilities
Consumer and commercial deposits	$127,718	$128,056	$—	$128,056	$—	(e)
Brokered time deposits	2,284	2,300	—	2,300	—	(f)
Foreign deposits	30	30	—	30	—	(f)
Short-term borrowings	9,567	9,567	—	9,567	—	(f)
Long-term debt	11,894	11,587	—	9,928	1,659	(f)
Trading liabilities	1,554	1,554	480	828	246	(b)

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,509	$4,509	(a)
Trading assets	6,279	6,279	(b)
Securities AFS	28,117	28,117	(b)
LHFS	2,353	2,355	(c)
LHFI, net	120,038	115,685	(d)
Financial liabilities
Consumer and commercial deposits	$125,611	$125,963	(e)
Brokered time deposits	2,281	2,289	(f)
Foreign deposits	30	30	(f)
Short-term borrowings	11,466	11,466	(f)
Long-term debt	10,908	10,515	(f)
Trading liabilities	1,806	1,806	(b)

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

(c)
LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. Refer to the LHFS section within this footnote for further discussion of the LHFS carried at fair value. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(d)
LHFI fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a mar

Notes to Consolidated Financial Statements (Unaudited), continued

ket participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, or for certain loan types, nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values. Level 2 LHFI consist of agency mortgage loans for which the Company has obtained a guarantee from Fannie Mae in the form of a long term standby commitment. These agency mortgage loans are priced using current market pricing for similar securities adjusted for servicing and risk. Additionally, the Company classifies widely syndicated commercial leveraged loans as level 2 in the fair value hierarchy as the loans, or similar loans, are traded in an active market and pricing is readily available from a third-party pricing service.
The Company estimated fair value for the remaining LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% on the loan portfolio’s net carrying value as of March 31, 2012 and December 31, 2011. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of March 31, 2012 and December 31, 2011, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2012, the Company had $43 billion of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related allowance which was a combined $156 million at March 31, 2012. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 13 – CONTINGENCIES
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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to $250 million in excess of the accrued liability, if any, related to those matters. This estimated range of

Notes to Consolidated Financial Statements (Unaudited), continued

reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters.
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Association (the “Litigation”). For a discussion regarding the Company’s involvement in the Litigation matter, refer to Note 11, “Reinsurance Arrangements and Guarantees.”

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

Overdraft Fee Cases
The Company has been named as a defendant in two putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs have filed a Petition for Rehearing or Rehearing En Banc.
The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration. On March

Notes to Consolidated Financial Statements (Unaudited), continued

16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could proceed with the case as a class rather than as an individual action. SunTrust is seeking leave of the Court of Appeals to appeal this decision and the case has been stayed pending the outcome of any appeals.

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the class claims against STRH and the other underwriter defendants. A settlement with the class plaintiffs was approved by the Court on December 15, 2011. The class notice and opt-out process is complete and the class settlement approval process will move forward. A number of individual lawsuits and smaller putative class actions remain pending and will move forward, each on its own schedule. Motions to dismiss are pending in each of these cases.

Krinsk v. SunTrust Bank
This is a lender liability action in which the borrower claims that the Company has taken actions in violation of her home equity line of credit agreement and in violation of the Truth in Lending Act (“TILA”). Plaintiff filed this action in March 2009 in the U.S. District Court for the Middle District of Florida as a putative class action. The Court dismissed portions of Plaintiff’s first complaint, and she subsequently filed an amended complaint asserting breach of contract, breach of implied covenant of good faith and fair dealing, and violation of TILA. Plaintiff has filed a motion seeking to certify a class of all Florida borrowers. The Company filed its answer to the complaint, has opposed class certification, and has filed a motion to compel arbitration. The Court denied the motion to compel arbitration and this decision was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit reversed the District Court's ruling that SunTrust had waived its right to compel arbitration and remanded the case back to the District Court to decide the merits of SunTrust's motion to compel arbitration. In January 2012, the District Court granted SunTrust's motion to compel arbitration in this matter. On March 12, 2012, the District Court denied Plaintiff's Motion for Reconsideration of this order.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

U.S. Department of Justice Investigation
Since late 2009, STM has been cooperating with the United States Department of Justice (“USDOJ”) in connection with an investigation relating to alleged violations of the Equal Credit Opportunity Act and the Fair Housing Act. STM recently has been informed by the USDOJ that it intends to file a lawsuit against STM in this matter if the parties are unable to reach a settlement. To the best of STM’s knowledge, the USDOJ’s allegations in this matter relate solely to prior periods and to alleged practices of STM that no longer are in effect. The parties are engaged in settlement discussions.

Consent Order with the Federal Reserve
On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Additionally, borrowers who had a residential foreclosure action pending during this two year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations, or other deficiencies in the foreclosure process. A direct mail solicitation was completed on November 28, 2011. The deadline for submitting requests for review is July 31, 2012. Reviews by the independent consultant are currently underway. Under the terms of the Consent Order, SunTrust Bank and STM also agreed, among other things, to: (a) strengthen the

Notes to Consolidated Financial Statements (Unaudited), continued

coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company has begun implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. Redacted versions of the action plans and the Company's engagement letter with the independent consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve’s website and was filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Affiliated Funds Class Action is pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company believes that based on the Court's Order, the Court lacks subject matter jurisdiction over the plaintiff's remaining claims and has filed a motion to dismiss the remainder of the case on this ground.

Metropolitan Bank Group, Inc. v. SunTrust Robinson Humphrey, Inc.
On March 8, 2011, STRH was served with a notice of claim initiating a FINRA arbitration against the Company and one employee by Metropolitan Bank Group, Inc. In this case, the plaintiff alleges that it purchased approximately $80 million in preferred securities through STRH on which it suffered significant losses. The plaintiff alleges that it subsequently was informed by its primary regulator that it was not permitted to own certain of these securities and that STRH was or should have been aware of that fact. The plaintiff also alleges that certain of the securities in question were not suitable for it because they were too risky. The plaintiff has asserted causes of action for negligence, breach of fiduciary duty, and violation of FINRA rules. The arbitration hearing in this case is scheduled for May 2012.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case currently has been stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case currently pending before the U.S. Supreme Court. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case has been stayed pending a decision in the Edwards case also.

United States and States Attorneys General Mortgage Servicing Claims
In January, 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice, and Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. While these discussions are in the preliminary stages and the Company has not reached any agreement with such parties, the Company estimates that the cost of resolving these and potential similar claims, including the costs of such a settlement, borrower-specific actions, and/or legal matters to defend such claims if they are not settled, will be approximately $120 million, pre-tax, ($81 million, after-tax), and the Company accrued this expense in the 2011 financial results of the Company.

False Claim Act Litigation
SunTrust Mortgage is a defendant in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia under the federal False Claims Act, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. This lawsuit originally was filed under seal, but the second amended complaint was unsealed by the District Court in October 2011. The plaintiffs, who allege that they are officers of a mortgage broker, allege that numerous mortgage originators, including SunTrust Mortgage, made false statements to the U.S. Department of Veterans Affairs in order to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans ("IRRRL") program. Plaintiffs allege that the mortgage originators charged fees in connection with these loans that were not permitted under the IRRRL program and made false statements to the VA to the effect that the loans complied with all applicable regulations or program requirements. According to Plaintiffs, by doing so, the originators caused the VA to pay, among other costs, amounts to honor the loan guarantees to which they were not entitled. Plaintiffs have sued on their own behalf and on behalf of the U.S., and seek, among other things, unspecified damages equal to the loss that SunTrust Mortgage allegedly caused the U.S. (trebled under the False Claims Act), statutory civil penalties of between $5,500 and $11,000 per violation, injunctive relief, and attorneys' fees. To date, the U.S. has not joined in the prosecution of this action. SunTrust Mortgage and other defendants have filed motions to dismiss.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 - BUSINESS SEGMENT REPORTING

The Company has three business segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. The segment structure was revised during the first quarter of 2012 from the six segments the Company utilized during 2011. The revised segment structure was done in conjunction with organizational as well as corresponding management reporting changes made by the Company during 2012. The following is a description of the new segments and their composition.

The Consumer Banking and Private Wealth Management segment is made up of two primary businesses: Consumer Banking and Private Wealth Management.

•
Consumer Banking provides services to consumers through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, indirect auto, student lending, bank card, and other consumer loan and fee-based products. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

•
The Private Wealth Management business provides a full array of wealth management products and professional services to both individual and institutional clients including brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Private Wealth Management's primary businesses include Private Banking, STIS and IIS. Private Banking offers a full array of loan and deposit products to clients. STIS offers discount/online and full service brokerage services to individual clients. IIS includes Employee Benefit Solutions, Foundations & Endowments Specialty Group, and Escrow Services.

The Wholesale Banking segment includes the following six businesses:

•
Corporate & Investment Banking offers a wide array of traditional banking products (lending and deposits) and investment banking services to both middle market and corporate banking clients with annual revenues greater than $750 million and is largely focused within the following selected industry sectors: consumer and retail, energy, financial services and technology, healthcare, and media and communications. Comprehensive investment banking products and services are provided by STRH to clients in both Wholesale Banking and Private Wealth Management, including strategic advice, raising capital, and financial risk management.

•
Diversified Commercial Banking offers an array of traditional banking products and investment banking services as needed for our small business clients, commercial clients, dealer services (financing dealer floor plan inventories), not-for-profit and government entities, and insurance premium financing through Premium Assignment Corporation.

•
Commercial Real Estate provides financial solutions for commercial real estate developers and investors, including construction, mini-perm, and permanent real estate financing as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital. Equipment and lease financing products and services offered to clients across the entire Company are also managed from this line of business.

•
GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

•
RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Ceredex Value Advisors, Certium Asset Management, Seix Investment Advisors, Inc., Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments, LLC.

•
Treasury and Payment Solutions offers treasury and payment solution services including commercial card products across all of the Company's businesses and fiduciary services and provides a variety of treasury management solutions such as on-line cash manager, lockbox, business sweep, and merchant services.

Notes to Consolidated Financial Statements (Unaudited), continued

The Mortgage Banking segment offers residential mortgage products nationally through its retail, broker, and correspondent channels, as well as via the internet (www.suntrust.com) and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company's loan portfolio. The line of business services loans for itself, for other SunTrust lines of business, and for other investors. The line of business also includes ValuTree Real Estate Services, LLC, a tax service subsidiary.

Corporate Other includes management of the Company's investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary information technology and operations group and includes SunTrust Online and Branch Operations; Finance which includes the Corporate Real Estate group, Corporate Strategies, and Procurement; Marketing which includes Communications; Human Resources, Corporate Risk Management, Legal and Compliance, and Executive Management.
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

The segment’s financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the segment’s financial performance. The internal allocations include the following:

•
Operational Costs – Expenses are charged to the segments based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the segments. The recoveries for the majority of these costs are in the Corporate Other.

•
Support and Overhead Costs – Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of full-time equivalent employees and volume of loans and deposits). The recoveries for these allocations are in Corporate Other.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,105	$63,358	$35,235	$31,250	$907	$176,855
Average total liabilities	77,601	55,230	3,828	20,410	(470)	156,599
Average total equity	—	—	—	—	20,256	20,256
Net interest income	$634	$429	$126	$126	($4)	$1,311
FTE adjustment	—	29	—	1	1	31
Net interest income - FTE [1]	634	458	126	127	(3)	1,342
Provision for credit losses [2]	155	101	166	—	(105)	317
Net interest income/(loss) after provision for credit losses	479	357	(40)	127	102	1,025
Total noninterest income	323	379	157	21	(4)	876
Total noninterest expense	707	515	334	(11)	(4)	1,541
Income/(loss) before provision/(benefit) for income taxes	95	221	(217)	159	102	360
Provision/(benefit) for income taxes [3]	34	59	(85)	51	41	100
Net income/(loss) including income attributable to noncontrolling interest	61	162	(132)	108	61	260
Net income attributable to noncontrolling interest	—	8	—	2	—	10
Net income/(loss)	$61	$154	($132)	$106	$61	$250

	Three Months Ended March 31, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,418	$61,282	$34,537	$30,880	$2,949	$173,066
Average total liabilities	76,885	53,958	3,693	15,480	(57)	149,959
Average total equity	—	—	—	—	23,107	23,107
Net interest income	$619	$389	$120	$120	$1	$1,249
FTE adjustment	—	26	—	2	—	28
Net interest income - FTE [1]	619	415	120	122	1	1,277
Provision for credit losses [2]	202	146	223	—	(124)	447
Net interest income/(loss) after provision for credit losses	417	269	(103)	122	125	830
Total noninterest income	359	388	81	68	(13)	883
Total noninterest expense	703	533	248	(7)	(12)	1,465
Income/(loss) before provision/(benefit) for income taxes	73	124	(270)	197	124	248
Provision/(benefit) for income taxes [3]	27	23	(104)	68	47	61
Net income/(loss) including income attributable to noncontrolling interest	46	101	(166)	129	77	187
Net income attributable to noncontrolling interest	—	5	—	2	—	7
Net income/(loss)	$46	$96	($166)	$127	$77	$180

1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding (i) future levels of net charge-offs, NPLs, net interest margin, commercial loan swap income, mortgage repurchase demands and the mortgage repurchase reserve, other real estate expense, noninterest expense, loan balances, deposits, and the securities portfolio; (ii) future changes or growth in net income as a result of improved credit quality, and in our government-guaranteed securities portfolio; (iii) our expectations regarding our future ability to mitigate the impact of card fees lost as a result of regulatory changes; (iv) the amount and timing of future capital actions, including dividends and repurchases of trust preferred securities; and (v) the likelihood and potential impact of reclassifying performing home equity lines that are subordinate to delinquent first mortgages into NPLs, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, "Item 1A. Risk Factors" of this report, and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; we rely on other companies to provide key components of our business infrastructure; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even from inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our framework for managing risks may not be effective in mitigating risk and loss to us; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).
We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a discussion of the change in our segment reporting structure since December 31, 2011. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services, and credit-related insurance.
The following analysis of our financial performance for the three months ended March 31, 2012 should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the March 31, 2012 presentation. In the MD&A, net interest income, the net interest margin, and the efficiency ratio are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW
Economic and regulatory
Many economic indicators showed signs of improvement during the first three months of 2012 after remaining relatively unchanged during 2011. Unemployment declined and consumer confidence and the equity markets improved. The unemployment rate, which fell below 9% during the fourth quarter of 2011, continued to decline modestly in 2012 but remained above 8%. Consumer confidence was stagnant throughout 2011, but grew 8% during the first quarter of 2012, as consumer spending increased amidst improving labor market conditions and subdued consumer price inflation. Despite improvements in these economic indicators, the economy was still facing economic pressures, both new and existing. The price of oil and gasoline rose substantially in the first three months of 2012, causing direct pressure on consumers' consumption of gasoline and other consumer goods. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties. Additionally, home prices remain under pressure and construction of new single-family homes remain at historically low levels. Additionally, while some actions have been taken in 2012 to ease the European sovereign debt crisis, potential for volatility in the financial markets continues to exist. As of March 31, 2012, we had no direct exposure to sovereign debt of European countries experiencing significant economic, fiscal, and/or political strains. See additional discussion of European debt exposure in "Other Market Risk" in this MD&A.
Despite the moderately improving economic conditions seen during the first three months of 2012, the Federal Reserve indicated in March that it expects to maintain key interest rates at exceptionally low levels, at least through late 2014. Additionally, the Federal Reserve continues to conduct accommodative monetary policy through the maintenance of large portfolios of U.S. Treasury notes and bonds and agency MBS. However, the Federal Reserve indicated that the size and composition of this portfolio would be reviewed regularly and adjusted as appropriate to promote price stability and a stronger economic recovery. Amidst these actions, the Federal Reserve outlook remains for moderate economic growth, a high unemployment rate, and near term modest consumer price inflation.
Regulatory and financial reform efforts continued in 2012, as regulatory agencies proposed and worked to finalize numerous rules. The Federal Reserve's final rules related to debit card interchange fees that became effective in the fourth quarter of 2011 continued to cause a significant decrease in our interchange revenue. When comparing the first quarter of 2012 interchange revenue to the first quarter of 2011, we experienced a decrease of $41 million. We continue to believe going forward, the estimated impact of this rule may decrease our interchange revenue by approximately $40 - $50 million per quarter. However, we continue to expect to mitigate about 50% of the approximately $300 million combined annual revenue reductions from Regulation E and rules related to debit card interchange fees over the course of 2012 and into 2013, and inherent in this expectation is client acceptance of certain deposit-related fees for value-added services we provide. See additional discussion in the “Noninterest Income” section of this MD&A.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and "Nonperforming Assets" in this MD&A. The Consent Order requires us to improve certain mortgage servicing and foreclosure processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Our work required to comply with the Federal Reserve’s Consent Order continues. At this time, we anticipate modest increases in certain expenses as we implement and comply with the provisions of the Consent Order. However, we note that the final regulatory guidance as to financial harm and certain aspects of the scope of the foreclosure review have not been finalized. Once finalized, such guidance could increase the current estimate of the expenses and would provide the basis for determining the amount of any remediation efforts. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 13, "Contingencies" to the Consolidated Financial Statements in this Form 10-Q.
Capital
The Federal Reserve completed its most recent CCAR for the nineteen largest U.S. bank holding companies in March 2012. The Federal Reserve's review indicated that our capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Therefore, we expect to maintain our current quarterly common stock dividend of $0.05 per share, and we also expect to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital.

We have received a communication from the Federal Reserve regarding the re-submission process, which includes the new economic scenarios, and we are in the process of preparing an updated CCAR that must be re-submitted to the Federal Reserve in June 2012, with the expectation that the Federal Reserve will complete their review by the end of the third quarter. Our first quarter results will be included as part of our updated capital analysis that will include another full stress test, and our management team will work closely with our Board to determine any appropriate future capital plan to include in our resubmission.

Our capital remained strong at March 31, 2012, as capital levels increased as a result of strong first quarter earnings. Our Tier 1 common equity ratio increased to 9.33% compared to 9.22% at December 31, 2011. Our Tier 1 capital and total capital ratios increased to 11.00% and 13.73%, respectively, compared to 10.90% and 13.67%, respectively, at December 31, 2011. Overall, our capital remains strong and well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the and “Capital Resources” and “Liquidity Risk” sections of this MD&A.
Financial performance
Our core performance this quarter drove a solid start to 2012 and marked a continuation of the improved momentum we built during 2011. Improved revenue, as well as continued favorable trends in loans, deposits, and credit metrics provided the base for the quarter's results. During the first three months of 2012, EPS increased, net interest income and noninterest income grew, credit quality continued to improve, low-cost deposits increased and remained at record highs, capital ratios remained strong, and we made progress on our goal of eliminating $300 million in annual expenses by the end of 2013. At March 31, 2012, we had eliminated $190 million in annualized expenses from our expense base through our PPG expense initiative.
Net income available to common shareholders during the three months ended March 31, 2012 was $245 million, or $0.46 per average common diluted share, compared to $38 million, or $0.08 per average common diluted share during the same period in 2011. Results in 2012 compared to 2011 were driven by lower provision for credit losses, higher net interest income, and the absence of preferred dividends paid to the U.S. Treasury in 2011 and a non-cash charge related to the accelerated accretion associated with repayment of the U.S. government's TARP investment in March 2011. These results were partially offset by higher noninterest expense. During the three months ended March 31, 2012, improved credit quality resulted in a decrease of 29% in our provision for credit losses compared to the three months ended March 31, 2011, which was a significant driver of the increase in our net income available to common shareholders. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods.

Our PPG expense initiative made significant progress in the first quarter of 2012, increasing to $190 million of annualized savings realized at March 31, 2012 (or approximately $50 million in savings realized in the first quarter) compared to $75 million of annualized savings realized at December 31, 2011. The three main components of the PPG expense program, strategic supply management, consumer bank efficiencies, and operations staff and support, all contributed to the progress during the quarter. Our Strategic Supply Management initiatives have lowered costs with our suppliers, as well as reduced our own demand for such services. In addition to contract renegotiations, savings are being realized through reduced travel and lower usage of temporary labor, courier, and print services. Consumer bank savings continue to be realized in branch staff and location efficiencies due to technological advancements and investment in lower-cost channels, with a high rate of adoption of the new technology by our clients. Additionally, savings have come from renegotiating the rate we pay for rewards related to our rewards check card program and restructuring the rewards earnings rate. In operations staff and support, savings have been driven by lean process design efforts and streamlining key business processes. Additionally, we have expanded our use of digital technology by reducing paper statements significantly. Our goal remains at $300 million in annual expense savings through this program. Given the progress to date, we believe that we are still well positioned to achieve the $300 million in annual expense savings by December 2013. However, the more important goal that we are achieving overall is establishing an efficiency minded culture that will benefit the Company and our shareholders beyond the stated plans of the PPG program.
Our asset quality metrics continued to improve in 2012, with improvements in net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. The improvement in credit quality drove a 31% decrease in the provision for loan losses compared to 2011. Net charge-offs declined 26% compared to 2011, with improvements in each portfolio. At March 31, 2012, the ALLL ratio remains elevated by historical standards at 1.92% of total loans, but declined nine basis points compared to December 31, 2011, due to decreases in the ALLL coupled with an increase in loans. We currently expect net charge-offs to be relatively stable to down during the second quarter of 2012. Total NPLs continued the downward trend that began in 2010, with a decline of 9% from December 31, 2011 as a result of reduced inflows into nonaccrual combined with our problem loan resolution efforts. Declines were experienced in all categories, with the largest declines coming from the residential and commercial portfolios. We expect a continuation of the declining trend in NPLs in the second quarter of 2012. OREO declined 14% during the quarter and was the result of continued disposition of properties once we had clear title coupled with a slow down of inflows. Our restructured loan portfolio declined 4% compared to December 31, 2011, with decreases in both the nonaccruing and accruing loan populations. The accruing restructured portfolio continued to exhibit strong payment performance with 89% current on principal and interest payments at March 31, 2012. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first three months of 2012, both in total and when excluding government-guaranteed loan delinquencies. This decline was a result of our ongoing efforts to reduce risk in the portfolio as evidenced by declines in higher-risk loans. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Average loans increased by $3.1 billion, or 3%, during the quarter, led by increases in commercial & industrial and guaranteed mortgage and student loans being partially offset by decreases in nonguaranteed residential and commercial real estate loans. The total average loan balances have also increased solidly from the same period in 2011, with similar portfolio category increases and decreases as those seen during the first quarter of 2011. Our risk profile remains noticeably improved as declines in certain higher-risk loan portfolios have been offset by targeted growth in certain lower-risk portfolios, such as government-guaranteed loans. As a result, our guaranteed loans represent 11% of the portfolio as of March 31, 2012 and December 31, 2011, respectively, and 8% at March 31, 2011. A major driver of the increase in government guaranteed loans has been the purchase of guaranteed loan portfolios and originations. While our decision to purchase government guaranteed loans has benefited us in the current economic cycle, as the economy grows and organic loan growth increases, we expect slower growth of our government guaranteed portfolios in the future. Additionally, despite continued soft overall loan demand, we remain committed to providing home financing in the communities we serve and are focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the three months ended March 31, 2012, we extended approximately $21 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.
Deposits remained at record highs during 2012 and the shift in deposit mix seen during 2011 to lower-cost deposits continued. Average consumer and commercial deposits increased 1% during three months ended March 31, 2012, led by average balance increases of 4% in noninterest-bearing DDAs, partially offset by declines in higher cost CDs of 4%. Average deposits grew 4% compared to the three months ended March 31, 2011, due primarily to the same factors as the growth in the current quarter. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost wholesale funding sources. Our primary higher-cost funding source is long-term debt, which we reduced, on average, by 11% and 18% compared to the prior quarter and prior year quarter, respectively. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we believe that we have also proactively generated this growth in both our Consumer and Wholesale business, as we have expanded the number of primary client relationships.
Increased revenue and improved asset quality contributed to improved core performance and operating trends as seen in lower provision for credit losses and higher net interest income, partially offset by higher noninterest expenses compared to a year ago. Total revenue, on an FTE basis, increased 3% compared to the three months ended March 31, 2011, driven by an increase in net interest income as a result of higher loan balances and lower interest expense, offset by a decline in noninterest income as a result of lower card income and less securities gains. Net interest income, on an FTE basis, increased 5% compared to the three months ended March 31, 2011, primarily as a result of lower funding costs and an improved funding mix. Our net interest margin was 3.49% for the three months ended March 31, 2012, modestly down from 3.53% during the same period in 2011. Noninterest income declined 1% compared to 2011, most notably due to decreases in card fees and lower securities gains, predominantly offset by increased mortgage-related income that was driven by the low interest rate environment, which caused increased production volume. Card fees were lower during the three months ended March 31, 2012 compared to the same period in 2011 due to the new regulations on debit card interchange fees that became effective at the beginning of the fourth quarter of 2011. Noninterest expense increased 5% compared to the three months ended March 31, 2011, driven primarily by higher personnel costs and operating losses, partially offset by lower FDIC premiums and regulatory assessments and lower advertising spending. The higher personnel costs were due to higher incentive compensation associated with improved business performance and annual salary increases. The increase in the operating losses was driven by litigation-related expenses, which tend to fluctuate based on specific legal matters, as well as operating losses associated with mortgage servicing. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Line of Business Highlights
During the first quarter of 2012, we changed our reporting segments. At March 31, 2012, we measured business activities based on three segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other.

During the first three months of 2012, core performance improved in each line of business, with higher revenues and net income in each segment compared to the prior year.

Consumer Banking and Private Wealth Management

•
The Consumer Banking and Private Wealth Management segment had higher net income, driven by increased net interest income and lower credit losses compared to the same period in 2011. Net income was 33% higher as net interest income grew and the provision for credit losses declined 23% during the three months ended March 31, 2012 compared to the same period in 2011.

•
We have capitalized on our deposit transformation away from free checking and retained 98% of our balances through this process. The average deposit size of a new checking account is up almost 50% in our Everyday Checking product relative to what it was under Free Checking. Additionally, favorable deposit trends toward lower-cost products continued.

•	Consumer lending production has been very strong, increasing 24% on an organic basis compared to the first quarter of 2011.

Wholesale Banking

•
The Wholesale Banking segment also had higher net income, driven by increased net interest income, lower credit losses, and lower noninterest expenses. Net income was 60% higher as net interest income grew 10% and the provision for credit losses and noninterest expenses declined 31% and 3%, respectively, during the three months ended March 31, 2012 compared to the same period in 2011.

•	The CIB line of business achieved its second highest quarterly profit in its history.

•	Commercial loan growth, primarily within the Commercial and Industrial category, remained solid overall, although concentrated in larger and middle-market clients, and deposit growth remained strong.

Mortgage Banking

•
The Mortgage Banking segment had an improvement in net loss of 20% during the three months ended March 31, 2012 compared to the same period in 2011. The current quarter results were largely due to a 26% decline in provision for credit losses and a 94% increase in noninterest income, partially offset by a 35% increase in noninterest expenses during 2012 compared to 2011.

•	While we continue to manage through the legacy mortgage issues, we experienced another quarter of healthy mortgage production, increasing 33% compared to the same quarter in 2011.

Our Corporate Other segment remained virtually unchanged from December 31, 2011 and encompasses all remaining areas of the Company and remains key to our asset and liability performance. This segment continues to manage the balance sheet within the context of changing financial market conditions. While this segment's net income declined during the three months ended March 31, 2012 compared to the same period in 2011, the driver was due to less gains on sales of AFS securities partially offset by a small increase in net interest income.

Additional discussion of our segment structure and changes made during 2012 can be found in Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the three months ended March 31, 2012 can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA		Table 1
	Three Months Ended March 31
(Dollars in millions, except per share data)	2012	2011
Summary of Operations
Interest income	$1,534	$1,554
Interest expense	223	305
Net interest income	1,311	1,249
Provision for credit losses	317	447
Net interest income after provision for credit losses	994	802
Noninterest income	876	883
Noninterest expense	1,541	1,465
Net income before provision for income taxes	329	220
Provision for income taxes	69	33
Net income attributable to noncontrolling interest	10	7
Net income	$250	$180
Net income available to common shareholders	$245	$38

Net interest income - FTE	$1,342	$1,277
Total revenue - FTE	2,218	2,160
Total revenue - FTE excluding securities gains, net [1]	2,200	2,096
Net income per average common share:
Diluted	0.46	0.08
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury	0.46	0.22
Basic	0.46	0.08
Dividends paid per average common share	0.05	0.01
Book value per common share	37.11	35.49
Tangible book value per common share [2]	25.49	23.79
Market price:
High	24.93	33.14
Low	18.07	27.38
Close	24.17	28.84
Selected Average Balances
Total assets	$176,855	$173,066
Earning assets	154,623	146,786
Loans	122,542	115,162
Consumer and commercial deposits	125,843	120,710
Brokered time and foreign deposits	2,274	2,606
Total shareholders’ equity	20,256	23,107
Average common shares - diluted (thousands)	536,407	503,503
Average common shares - basic (thousands)	533,100	499,669
Financial Ratios (Annualized)
ROA	0.57%	0.42%
ROE	4.94	0.84
Net interest margin - FTE	3.49	3.53
Efficiency ratio [3]	69.50	67.83
Tangible efficiency ratio [4]	69.02	67.32
Total average shareholders’ equity to total average assets	11.45	13.35
Tangible equity to tangible assets [5]	8.14	7.87
Capital Adequacy
Tier 1 common equity	9.33%	9.05%
Tier 1 capital	11.00	11.00
Total capital	13.73	13.92
Tier 1 leverage	8.77	8.72

SELECTED QUARTERLY FINANCIAL DATA, continued
	Three Months Ended March 31
	2012	2011
Reconcilement of Non U.S. GAAP Financial Measures
Net income available to common shareholders	$245	$38
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	74
Net income available to common shareholders excluding accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$245	$112
Net income per average common share - diluted	$0.46	$0.08
Effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	0.14
Net income per average common share - diluted, excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$0.46	$0.22

Net income	$250	$180
Preferred dividends	(3)	(2)
U.S. Treasury preferred dividends and accretion of discount	—	(66)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(2)	—
Net income available to common shareholders	$245	$38

Net interest income	$1,311	$1,249
FTE adjustment	31	28
Net interest income - FTE	1,342	1,277
Noninterest income	876	883
Total revenue - FTE	2,218	2,160
Net securities gains	(18)	(64)
Total revenue - FTE excluding net securities gains	$2,200	$2,096
Efficiency ratio [3]	69.50%	67.83%
Impact of excluding amortization of intangible assets other than MSRs	(0.48)	(0.51)
Tangible efficiency ratio [4]	69.02%	67.32%
Total shareholders’ equity	$20,241	$19,223
Goodwill, net of deferred taxes of $164 and $139, respectively	(6,180)	(6,185)
Other intangible assets, net of deferred taxes of $14 and $24, respectively, and MSRs	(1,142)	(1,635)
MSRs	1,070	1,538
Tangible equity	13,989	12,941
Preferred stock	(275)	(172)
Tangible common equity	$13,714	$12,769
Total assets	$178,226	$170,794
Goodwill	(6,344)	(6,324)
Other intangible assets including MSRs	(1,155)	(1,659)
MSRs	1,070	1,538
Tangible assets	$171,797	$164,349
Tangible equity to tangible assets [5]	8.14%	7.87%
Tangible book value per common share [2]	$25.49	$23.79

Total loans	$122,691	$114,932
Government guaranteed loans	(13,633)	(8,993)
Loans held at fair value	(413)	(457)
Total loans, excluding government guaranteed and fair value loans	$108,645	$105,482
Allowance to total loans, excluding government guaranteed and fair value loans [6]	2.16%	2.71%
1We present total revenue-FTE excluding net securities gains. We believe noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
2We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry.
3Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
4We present a tangible efficiency ratio which excludes the amortization of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
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
6 We present a ratio of allowance to total loans, excluding government guaranteed and fair value loans, to exclude loans from the calculation that are held at fair value with no related allowance and loans guaranteed by a government agency that do not have an associated allowance recorded due to nominal risk of principal loss.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	March 31, 2012			March 31, 2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$49,542	$599	4.86%	$44,181	$583	5.35%	$5,361	(0.49)%
Commercial real estate	4,737	44	3.72	5,720	53	3.76	(983)	(0.04)
Commercial construction	921	9	3.89	1,466	14	3.80	(545)	0.09
Residential mortgages - guaranteed	6,478	53	3.25	4,305	35	3.26	2,173	(0.01)
Residential mortgages - nonguaranteed	21,946	259	4.71	22,173	287	5.18	(227)	(0.47)
Home equity products	15,283	141	3.70	16,214	151	3.78	(931)	(0.08)
Residential construction	738	9	5.13	962	12	5.20	(224)	(0.07)
Guaranteed student loans	7,308	71	3.93	4,376	46	4.30	2,932	(0.37)
Other direct	2,100	23	4.45	1,741	22	5.01	359	(0.56)
Indirect	10,112	100	3.99	9,473	114	4.89	639	(0.90)
Credit cards	545	14	10.59	522	15	11.54	23	(0.95)
Nonaccrual[3]	2,832	7	1.05	4,029	8	0.77	(1,197)	0.28
Total loans	122,542	1,329	4.36	115,162	1,340	4.72	7,380	(0.36)
Securities available for sale:
Taxable	24,250	190	3.14	23,705	185	3.12	545	0.02
Tax-exempt - FTE[2]	420	6	5.41	549	7	5.54	(129)	(0.13)
Total securities available for sale - FTE	24,670	196	3.17	24,254	192	3.17	416	—
Securities purchased under agreements to resell	731	—	0.03	1,064	—	0.01	(333)	0.02
LHFS	2,649	25	3.70	2,726	28	4.13	(77)	(0.43)
Interest-bearing deposits	21	—	0.21	22	—	0.13	(1)	0.08
Interest earning trading assets	4,010	15	1.49	3,558	22	2.49	452	(1.00)
Total earning assets	154,623	1,565	4.07	146,786	1,582	4.37	7,837	(0.30)
ALLL	(2,428)			(2,852)			424
Cash and due from banks	4,563			6,485			(1,922)
Other assets	14,893			17,699			(2,806)
Noninterest earning trading assets	2,260			2,654			(394)
Unrealized gains on securities available for sale	2,944			2,294			650
Total assets	$176,855			$173,066			$3,789
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,262	$6	0.10%	$25,370	$11	0.17%	($108)	(0.07)%
Money market accounts	42,489	25	0.24	42,603	48	0.46	(114)	(0.22)
Savings	4,860	1	0.12	4,266	1	0.13	594	(0.01)
Consumer time	11,472	44	1.54	12,774	51	1.61	(1,302)	(0.07)
Other time	6,368	28	1.69	7,417	33	1.78	(1,049)	(0.09)
Total interest-bearing consumer and commercial deposits	90,451	104	0.46	92,430	144	0.63	(1,979)	(0.17)
Brokered time deposits	2,265	23	4.03	2,347	25	4.36	(82)	(0.33)
Foreign deposits	9	—	0.13	259	—	0.15	(250)	(0.02)
Total interest-bearing deposits	92,725	127	0.55	95,036	169	0.72	(2,311)	(0.17)
Funds purchased	871	—	0.10	1,114	—	0.18	(243)	(0.08)
Securities sold under agreements to repurchase	1,634	1	0.14	2,302	1	0.16	(668)	(0.02)
Interest-bearing trading liabilities	531	2	1.73	930	8	3.34	(399)	(1.61)
Other short-term borrowings	9,170	5	0.20	2,760	3	0.41	6,410	(0.21)
Long-term debt	11,356	88	3.13	13,806	124	3.64	(2,450)	(0.51)
Total interest-bearing liabilities	116,287	223	0.77	115,948	305	1.07	339	(0.30)
Noninterest-bearing deposits	35,392			28,280			7,112
Other liabilities	3,893			3,955			(62)
Noninterest-bearing trading liabilities	1,027			1,776			(749)
Shareholders’ equity	20,256			23,107			(2,851)
Total liabilities and shareholders’ equity	$176,855			$173,066			$3,789
Interest Rate Spread			3.30%			3.30%		—%
Net Interest Income - FTE[4]		$1,342			$1,277
Net Interest Margin[5]			3.49%			3.53%		(0.04)%
1Interest income includes loan fees of $24 million and $39 million for the three month periods ended March 31, 2012 and 2011, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $31 million and $28 million for the three month periods ended March 31, 2012 and 2011, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $156 million and $154 million for the three month periods ended March 31, 2012 and 2011, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Net interest income, on an FTE basis, was $1.3 billion during the first quarter of 2012, an increase of $65 million, up 5%, from the first quarter of 2011. This increase was predominantly driven by higher loan balances and lower interest expense, the latter of which was a result of the continued favorable trends in the deposit mix, lower long-term debt, and lower overall borrowing costs. Net interest margin decreased by 4 basis points to 3.49% in 2012, from 3.53% in the first quarter of 2011. The decrease was primarily a result of an increase in average earning assets at lower yields, partially offset by a decline in rates paid on interest-bearing liabilities. Yields on earning assets declined by 30 basis points to 4.07%, compared to 4.37% during the first quarter of 2011, as growth in earning assets was primarily concentrated in lower yielding loans due to the current interest rate environment. The cost of interest-bearing liabilities decreased by 30 basis points over the same period, predominantly due to the growth in lower-cost deposits, along with a decrease in higher-cost time deposits and long-term debt.
Average earning assets increased by $7.8 billion, or 5%, compared with the first quarter of 2011. The increase was predominantly due to the growth in average loans, which increased by $7.4 billion, or 6%. The increase in loans was attributable to increases in commercial and industrial loans, primarily driven by our large corporate and middle market borrowers, government-guaranteed student loans, which increased primarily as a result of portfolio acquisitions in the fourth quarter of 2011, guaranteed residential mortgages, and consumer-indirect loans, driven by purchases of high quality auto loan portfolios during 2011. These increases were partially offset by declines in nonaccrual loans, commercial real estate loans, home equity products, and commercial construction loans. The declines in commercial real estate and commercial construction were both predominantly as a result of our targeted efforts to reduce exposure to these higher-risk loans.
Our loan portfolio yielded 4.36% for the quarter, down 36 basis points from the first quarter of 2011. The yield decline was predominantly related to increases in the consumer-indirect loan portfolio that included high-quality loans acquired at lower rates, increases in the commercial and industrial loan portfolio that also were at lower rates, a run-off of higher rate nonguaranteed residential mortgages that we replaced with lower rate guaranteed residential mortgages, and an increase in lower yielding government-guaranteed student loans.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. As of March 31, 2012, the outstanding notional balance of swaps was $13.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared with $14.4 billion as of March 31, 2011. Swap income remained relatively stable at $151 million during the first quarter of 2012 compared with $154 million during the first quarter of 2011. Reflected in our swap income during the first quarter of 2012, was approximately $69 million of income related to terminated swaps. Beginning in the second quarter of 2012, the quarterly income from certain swaps that were previously terminated will decline by approximately $35 million, which equates to approximately 10 basis points of net interest margin compression. Assuming no significant changes to LIBOR, we expect commercial loan swap income to remain relatively stable at second quarter levels for the remainder of the year. In the absence of additions or terminations, our notional balance of swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our active swap notional balances at March 31, 2012 was 3.2 years.
Average interest-bearing liabilities increased by $0.3 billion, or less than 1%, from the first quarter of 2011. Increases in lower-cost client deposits and other short-term borrowings were mostly offset by a $2.5 billion, or 18%, decline in long-term debt and a $2.4 billion, or 12%, decline in higher-cost time deposits, compared with the same period during 2011. Total average consumer and commercial deposits increased by $5.1 billion, or 4%, compared with the same period during 2011. This increase was predominantly driven by a $7.1 billion, or 25%, increase in demand deposits. The growth in lower-cost deposits and the decline in time deposits and wholesale funding resulted in a 30 basis point decline in rates paid on interest-bearing liabilities compared with the same period during 2011. The growth in lower-cost deposits was the result of successful sales efforts and clients’ increased preference for more liquid products. The increase in other short-term borrowings is a result of our FHLB borrowings, which is part of our ordinary balance sheet management practices.
During the first quarter of 2012, the interest rate environment was characterized by a flattening of the yield curve versus the same period during 2011, as three-month LIBOR increased slightly and rates at the long end of the curve declined. More specifically, the Fed funds target rate averaged 0.25%, unchanged from the first quarter of 2011. The Prime rate averaged 3.25%, unchanged from the first quarter of 2011. During the first quarter of 2012, benchmark rates were as follows compared with the first quarter of 2011; one-month LIBOR averaged 0.26%, unchanged from the first quarter of 2011, three-month LIBOR averaged 0.51%, an increase of 20 basis points from the first quarter of 2011, five-year swaps averaged 1.17%, a decrease of 115 basis points, and ten-year swaps averaged 2.12%, a decrease of 142 basis points.

Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 10 basis points during the first quarter of 2012, compared with 17 basis points during the first quarter of 2011, as average nonaccrual loans decreased by $1.2 billion, or 30%, from the first quarter of 2011. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change[1]
Service charges on deposit accounts	$164	$163	1%
Trust and investment management income	130	135	(4)
Other charges and fees	115	126	(9)
Mortgage production related income/(loss)	63	(1)	NM
Mortgage servicing related income	81	72	13
Investment banking income	71	67	6
Card fees	61	100	(39)
Retail investment services	59	58	2
Trading income	57	52	10
Net securities gains	18	64	(72)
Other noninterest income	57	47	21
Total noninterest income	$876	$883	(1%)
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Noninterest income decreased by $7 million, or 1%, compared to the three months ended March 31, 2011, due primarily to lower net securities gains and card fees, predominantly offset by higher mortgage-related income.
Net securities gains decreased by $46 million, or 72%, compared to the three months ended March 31, 2011. The higher gains on securities in 2011 were due to portfolio repositioning to maintain a high quality portfolio and manage our interest rate risk profile and included sales of $9.4 billion of securities compared to $0.7 billion during 2012. See “Securities Available for Sale” in this MD&A for further discussion regarding our investment portfolio activity.
Card fees decreased by $39 million, or 39%, compared to the three months ended March 31, 2011. The decline was a result of regulations on debit card interchange fee income that became effective at the beginning of fourth quarter 2011. When comparing the first quarter of 2012 interchange revenue to the first quarter of 2011, we experienced a decrease of $41 million. The estimated impact is consistent with our initial and future expectations, prior to any mitigating actions. As a means to mitigate some of this lost revenue, we have introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional sources of fee income. Additionally, we also expect to benefit from the discontinuation of our debit card rewards programs, actions taken to reduce the costs related to our debit card program, and the introduction of other value-added deposit product features over the next two years, which we expect will produce additional deposit fee income. Collectively, and over time, we believe that the benefits from all of these changes will enable us to recapture 50% of the approximate $300 million of combined annual revenue loss attributable to both the interchange fee rules and Regulation E. Inherent in this expectation is client acceptance of certain deposit-related fees for value-added services we provide.
Other charges and fees decreased by $11 million, or 9%, compared to the three months ended March 31, 2011. Premium income related to reinsurance services declined due to paydowns in underlying loans' principal balances and the termination of contracts during 2011. Fee income was also impacted by a decline in letter of credit fees due to a reduction of $1.1 billion in outstanding letters of credit.
Mortgage production related income/(loss) improved by $64 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to higher loan production and increased gain on sale margins, partially offset by an increase in the mortgage repurchase provision. Mortgage loan production increased 33% over the first quarter of 2011 as refinancing activity increased due to the HARP 2.0 program and the low mortgage interest rate environment. The mortgage repurchase provision for the three months ended March 31, 2012 was $175 million compared to $80 million for the three months ended March 31, 2011. Net charge-offs during the quarter were $112 million compared to $75 million for the quarter ended March 31, 2011. The reserve for mortgage repurchases was $383 million at March 31,

2012, an increase of $63 million from December 31, 2011. While repurchase demands declined from the fourth quarter of 2011 as a result of lower demand volume from GSEs, the repurchase reserve was increased during the quarter in light of our expectation for continued high levels of future demands, as well as our belief that the decline in net charge-offs could be timing related.
Mortgage repurchase requests continue to vary significantly from period to period based on the timing of requests from GSEs. However, the majority of our demands continue to be from loans in the 2006-2008 vintages and that have been 120 days past due at some point in their life cycle. Additionally, the majority of the demands that we have received have been from loans that were delinquent within the first 36 months after origination. If this pattern continues and investor selection criteria does not change, it suggests that the pool of delinquent loans from which we will receive demands could be stabilizing, given that any performing loans from the 2006-2008 vintages have now been outstanding beyond 36 months. We continue to believe that if this pattern continues, we will experience a reduced income statement impact in the latter part of 2012. However, we do not expect demands to decline meaningfully in the coming quarters, and the variability in the volume could persist. As a result of the continued uncertainty and our expectation of continued elevated demands in the near term, our mortgage repurchase provision and reserve may remain at historically high levels. For additional information on the mortgage repurchase reserve, see Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
Mortgage servicing related income increased by $9 million, or 13%, compared to the three months ended March 31, 2011. Improved net hedge performance was the primary driver of the current quarter increase compared to the three months ended March 31, 2011. The balance of mortgages serviced was $155.4 billion at March 31, 2012 compared to $164.5 billion at March 31, 2011.
Other noninterest income increased by $10 million, or 21%, compared to the three months ended March 31, 2011. The increase was primarily attributable to higher leasing gains.

NONINTEREST EXPENSE
			Table 4
	Three Months Ended March 31%
(Dollars in millions)	2012	2011	Change[1]
Employee compensation	$652	$618	6%
Employee benefits	145	136	7
Personnel expenses	797	754	6
Outside processing and software	176	158	11
Net occupancy expense	88	89	(1)
Operating losses	60	27	NM
Credit and collection services	56	51	10
Regulatory assessments	52	71	(27)
Other real estate expense	50	69	(28)
Equipment expense	45	44	2
Consulting and legal	36	14	NM
Marketing and customer development	27	38	(29)
Other staff expense	22	15	47
Postage and delivery	20	21	(5)
Amortization of intangible assets	11	11	—
Other expense	101	103	(2)
Total noninterest expense	$1,541	$1,465	5%

1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Noninterest expense increased by $76 million, or 5%, compared to the three months ended March 31, 2011. The increase in expense was driven predominantly by higher personnel expenses, operating losses, consulting and legal, outside processing and software, other staff, and credit and collection services expenses. The increases were offset by lower regulatory assessments, other real estate expense, and marketing and customer development expenses.
Personnel expenses increased by $43 million, or 6%, compared to the three months ended March 31, 2011. The $34 million, or 6%, increase in employee compensation expense related to higher compensation from improved business performance and annual salary increases, partially offset by a 2% reduction in full-time equivalent employees. The increase in employee benefits was due to higher medical-related benefit costs and payroll taxes in the first quarter of 2012 compared to the prior year quarter.
Operating losses increased by $33 million, compared to the three months ended March 31, 2011. The increase was due to litigation-related expenses, which tend to fluctuate based on specific legal matters, as well as operating losses associated with mortgage servicing.
Consulting and legal expenses increased by $22 million, compared to the three months ended March 31, 2011. The increase was attributable to consulting costs associated with specific business initiatives, as well as costs to address the mortgage servicing Consent Order. For additional information regarding the Consent Order, see Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.
Outside processing and software expenses increased by $18 million, or 11%, compared to the three months ended March 31, 2011. The increase is primarily due to various vendor credits received in the first quarter of 2011 and higher contract underwriting costs.
Other staff expense increased by $7 million, or 47%, compared to the three months ended March 31, 2011, predominantly due to an increase in severance-related expenses. The severance expenses were associated with our PPG expense initiative and were $10 million during the first quarter of 2012. These severance-related expenses reflected continued progress on the PPG expense initiative. At March 31, 2012, $190 million in annualized expenses (or approximately $50 million in savings realized in the first quarter) have been removed from our expense base as a result of implementing the PPG expense initiative. See additional discussion related to the PPG expense initiative in the "Executive Overview" section of this MD&A.
Credit and collection services increased by $5 million, or 10%, compared to the three months ended March 31, 2011. The increase was due to loan closing expenses, which was driven by the 33% increase in our mortgage loan production in the first quarter of 2012 compared to 2011.
Regulatory assessments expense decreased by $19 million, or 27%, compared to the three months ended March 31, 2011. The decrease was due to the change in the assessment base calculation for FDIC insurance premiums that took effect at the beginning of the second quarter of 2011 and a reduction in our assessment rate.
Other real estate expense decreased by $19 million, or 28%, compared to the three months ended March 31, 2011. The decrease was predominantly due to a decline in OREO inventory resulting in lower loss provisioning, combined with a decrease in losses on sales of owned properties. Over time, as the economic environment improves, we expect that other real estate expense will continue to improve, but will likely remain elevated compared with the levels realized prior to the economic recession.
Marketing and customer development expense decreased by $11 million, or 29%, compared to the three months ended March 31, 2011. The decline was attributable to lower advertising spending which fluctuates based on the timing of advertising campaigns.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three months ended March 31, 2012, the provision for income taxes was $69 million, resulting in an effective tax rate of 22%. For the three months ended March 31, 2011, we had a provision for income tax of $33 million, resulting in an effective tax rate of 16%. The effective tax rate for both the three months ended March 31, 2011 and 2012 was primarily a result of positive pre-tax earnings adjusted for net favorable permanent tax items, such as interest income from lending to tax-exempt entities and federal tax credits from community reinvestment activities. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q.

LOANS
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, or classes, which further identify loans based upon common risk characteristics.

The commercial and industrial loan type includes loans secured by owner-occupied properties, corporate credit cards, and other wholesale lending activities. Commercial real estate and commercial construction loan types are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial and construction loans secured by owner-occupied properties are classified as commercial and industrial loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.

Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At March 31, 2012, 31% of our home equity products were in a first lien position and 69% were in a junior lien position. For home equity products in a junior lien position, we service 32% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during the remainder of 2012 and 2013, with 94% of home equity line balances scheduled to convert to amortization in 2014 or later, and over 50% in 2017 or later. It should be noted that a majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, more than 75% of accounts, and approximately 65% of accounts with a balance, closed or refinanced before or soon after converting.We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We do not actively monitor the first lien delinquency status on an on-going basis when we do not own or service the first lien position beyond the initial notification of the first lien becoming delinquent. However, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At March 31, 2012, our home equity junior lien loss severity was approximately 90%.
Several financial institutions began reclassifying performing home equity lines that are subordinate to nonperforming first mortgages into NPLs this quarter. Based on our existing accounting policies and practices, we did not believe it was necessary to make a similar reclassification. Our methodology for calculating the ALLL considers the financial condition of the borrower, either through the direct knowledge we have from servicing the first mortgage or through the regular refreshing of FICO scores, which quickly respond to borrower delinquencies. As of March 31, 2012, we had $36 million of accruing home equity junior liens subordinate to nonperforming SunTrust owned or serviced first mortgages. We do not have direct information on the delinquency status of first mortgages serviced by other parties. However, we refresh FICO scores on a quarterly basis, which provides an indication of the delinquency status of first mortgages serviced by others. In total, we estimate that we had $110 million to $175 million of accruing home equity junior liens subordinate to nonperforming first mortgages serviced by either SunTrust or other parties. A reclassification of current accruing junior liens subordinate to nonperforming senior liens would not impact our allowance requirement. Additionally, a reclassification would have an immaterial impact on our Consolidated Statements of Income and NPLs.
The loan types comprising our consumer loan segment include guaranteed student loans, other direct, consisting primarily of private student loans, indirect, consisting of loans secured by automobiles or recreational vehicles, and credit cards.
The composition of the Company's loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 5
(Dollars in millions)	March 31, 2012	December 31, 2011	% Change
Commercial loans:
Commercial & industrial	$50,189	$49,538	1%
Commercial real estate	4,910	5,094	(4)
Commercial construction	1,086	1,240	(12)
Total commercial loans	56,185	55,872	1
Residential loans:
Residential mortgages - guaranteed	6,447	6,672	(3)
Residential mortgages - nonguaranteed[1]	23,653	23,243	2
Home equity products	15,472	15,765	(2)
Residential construction	924	980	(6)
Total residential loans	46,496	46,660	—
Consumer loans:
Guaranteed student loans	7,186	7,199	—
Other direct	2,152	2,059	5
Indirect	10,145	10,165	—
Credit cards	527	540	(2)
Total consumer loans	20,010	19,963	—
LHFI	$122,691	$122,495	—%
LHFS	$2,749	$2,353	17%
1Includes $411 million and $431 million of loans carried at fair value at March 31, 2012 and December 31, 2011, respectively.

Loans Held for Investment
Our LHFI portfolio has remained stable, increasing $196 million during the three months ended March 31, 2012. The most notable increases were in the commercial and industrial and nonguaranteed residential mortgage loan classes. We continued to make progress in our loan portfolio diversification strategy, as we have been successful both in growing targeted commercial and consumer areas, and in reducing our exposure to certain residential and construction areas that we consider to be higher risk. Continuing to manage down our commercial and residential construction portfolios has resulted in a combined $210 million decline in these portfolios during the three months ended March 31, 2012, and an $8.0 billion decrease since the end of 2008, which have driven a meaningful improvement in our risk profile. Government-guaranteed loans remained relatively flat during the quarter, maintaining an 11% portion of our loan portfolio. Our strategy to purchase government-guaranteed loans has performed well during a time of low economic growth; however, if loan growth continues in the coming quarters, we expect slower growth in this category to continue as witnessed in the current quarter.
Commercial loans increased $313 million, or 1%, during the three months ended March 31, 2012. Growth was driven by a $651 million increase in commercial and industrial loans, largely offset by decreases in commercial construction loans and commercial real estate loans. Our larger corporate borrowers drove much of the increase in commercial and industrial loans. Meanwhile, commercial construction loans decreased 12%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure.
Given the stresses in the commercial real estate market, we continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans. We have performed a thorough liquidity and contingency analysis of our commercial real estate portfolio to identify loans with an increased risk of default by providing a thorough view of borrowers' capacity and their ability to service their debt obligations. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered significant relative to total loans outstanding. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with our clients to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.
Residential loans remained relatively flat during the three months ended March 31, 2012. We experienced slight declines across all residential loan classes except nonguaranteed residential mortgages, which increased $410 million during the quarter, largely offsetting the declines in the remaining residential classes. The increase in nonguaranteed residential mortgages was a result of lower interest rates driving greater origination volume, net of payoffs.
Consumer loans increased $47 million during the three months ended March 31, 2012. Growth was led by the other direct loan class, increasing by $93 million, or 5%, offset by slight declines in the remaining consumer loan classes.

Loans Held for Sale
LHFS increased $396 million, up 17% during the three months ended March 31, 2012. The increase was primarily attributed to the transfer of $268 million in student loans and $60 million of nonperforming residential mortgage loans, net of charge-offs to reflect the loans' estimated market value, due to the decision to actively market these loans for sale.

Asset Quality
Our overall asset quality continued to improve during the three months ended March 31, 2012, with net charge-offs, NPLs, nonperforming assets, and early stage delinquencies all declining. Net charge-offs were down by $50 million, or 11%, during the quarter. NPLs declined 9%, the eleventh consecutive quarterly decline, and totaled $2.6 billion as of March 31, 2012. Early stage delinquencies decreased 13 basis points during the quarter showing an 11% improvement from year end.
NPLs declined $254 million, or 9%, during the quarter, and occurred across the majority of our loan classes, most prominently in commercial construction and residential mortgages. At March 31, 2012, the percentage of NPLs to total loans was 2.16%, down 21 and 130 basis points from the fourth and first quarters of 2011, respectively.
Net charge-offs were $422 million in the current quarter compared to $571 million for the first quarter of 2011. The $149 million, or 26%, decline was experienced across each loan category, with residential loans contributing more than half of the change in net charge-offs, compared to the first quarter of 2011. Reduction in our residential loan portfolio has been concentrated in the higher risk categories, which accounted for approximately 50% of residential net charge-offs this quarter. As we look to the second quarter of 2012, we expect to see net charge-offs relatively stable to modestly down.
Early stage delinquencies for all loan segments matched their lowest levels in recent quarters at March 31, 2012, with commercial, residential, and consumer segments declining to 0.15%, 1.24%, and 0.45% of total loans, respectively. Early stage delinquencies, excluding government-guaranteed loans reached its lowest level in recent quarters, down 9 basis points this quarter to 0.59% overall. The improvement from prior quarters is attributable to normal seasonality of delinquency trends, coupled with continued improvements in the loan portfolio. Any further improvement in overall delinquencies will be influenced by the overall economy, particularly by changes in unemployment and to a lesser extent, home values.
In light of the continued improvement in credit quality during the three months ended March 31, 2012, the ALLL decreased to $2.3 billion and represented 1.92% of total loans, down 9 basis points from December 31, 2011. The $109 million decline in the ALLL during the quarter was reflective of the continued improvement in asset quality, partially offset by growth in the loan portfolio.
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

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 6
	Commercial		Residential		Consumer
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Geography:
Central[1]	27%	28%	21%	21%	14%	14%
Florida[2]	20	20	26	27	18	18
MidAtlantic[3]	26	26	36	36	25	25
Other	27	26	17	16	43	43
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

ALLOWANCE FOR CREDIT LOSSES
At March 31, 2012, the allowance for credit losses was $2.4 billion, which consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience for the three months ended March 31, is shown in the table below:

Summary of Credit Losses Experience			Table 7
(Dollars in millions)	2012	2011	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,505	$3,032	(17)%
Provision/(benefit) for unfunded commitments	4	(4)	NM
Provision for loan losses:
Commercial loans	38	108	(65)
Residential loans	258	322	(20)
Consumer loans	17	21	(19)
Total provision for loan losses	313	451	(31)
Charge-offs:
Commercial loans	(126)	(185)	(32)
Residential loans	(302)	(385)	(22)
Consumer loans	(35)	(45)	(22)
Total charge-offs	(463)	(615)	(25)
Recoveries:
Commercial loans	25	29	(14)
Residential loans	5	5	—
Consumer loans	11	10	10
Total recoveries	41	44	(7)
Net charge-offs	(422)	(571)	(26)
Balance - end of period	$2,400	$2,908	(17)%
Components:
ALLL	$2,348	$2,854	(18)%
Unfunded commitments reserve [1]	52	54	(4)
Allowance for credit losses	$2,400	$2,908	(17)%
Average loans	$122,542	$115,162	6%
Period-end loans outstanding	122,691	114,932	7
Ratios:
ALLL to period-end loans [2,3]	1.92%	2.49%	(23%)
ALLL to NPLs [4]	89	72	24
ALLL to net charge-offs (annualized)	1.38x	1.23x	12
Net charge-offs to average loans (annualized)	1.38%	2.01%	(31)%
1 The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.
2 $413 million and $457 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $13.6 billion and $9.0 billion, respectively, from period-end loans in the calculation results in ratios of 2.16% and 2.71%, respectively.
4 $20 million and $23 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Charge-offs
Net charge-offs declined $149 million during the three months ended March 31, 2012, down 26% compared with the three months ended March 31, 2011. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable in our commercial real estate and construction, residential construction, and home equity loan portfolios. The ratio of annualized net charge-offs to average loans was 1.38% during the three months ended March 31, 2012, a reduction of 63 basis points from the first quarter of 2011. The continued improvement in net charge-offs has been the result of improved asset quality. For the second quarter, we expect to see a relatively stable to modest decline in net charge-offs from first quarter levels.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the three months ended March 31, 2012, the provision for loan losses was down $138 million, or 31%, compared to the three months ended March 31, 2011. The decline in the provision for loan losses was attributable to lower net charge-offs and improved credit quality.
For the three months ended March 31, 2012, the provision for unfunded commitments was $4 million, compared with a benefit of $4 million for the three months ended March 31, 2011. The provision for the quarter was attributed to updated usage given default factors, which were used in calculating the reserve for unfunded commitments, as well as increased commitments to certain commercial and large corporate borrowers as a result of improving economic conditions.

ALLL and Reserve for Unfunded Commitments
The allocation of our ALLL by loan segment is shown in the table below:

Allowance for Loan Losses by Loan Segment						Table 8
	As of March 31, 2012			As of December 31, 2011
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$901	38%	46%	$964	39%	46%
Residential loans	1,315	56	38	1,354	55	38
Consumer loans	132	6	16	139	6	16
Total	$2,348	100%	100%	$2,457	100%	100%

The ALLL decreased by $109 million, or 4%, during the three months ended March 31, 2012, with commercial, residential, and consumer loans-related ALLL declining $63 million, $39 million, and $7 million, respectively. The decrease in ALLL was reflective of the continued improvement in credit quality of each segment as evidenced by reductions in higher-risk balances, improved early stage delinquencies, and lower NPLs. Our risk profile continues to improve, as the amount of certain higher-risk loans continues to decline, while lower-risk government guaranteed loans remained steady, comprising 11% of the portfolio. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. As of March 31, 2012, the ALLL to period-end loans ratio was 1.92%, down 9 basis points from December 31, 2011, consistent with continued improvement in asset quality, partially offset by growth in the loan portfolio. When excluding government guaranteed loans, the ALLL to period-end loans declined to 2.16% at March 31, 2012 compared to 2.71% at March 31, 2011. The ratio of the ALLL to total NPLs improved to 89% as of March 31, 2012 from 85% as of December 31, 2011. The improvement in this ratio was primarily attributable to the $254 million decrease in NPLs, partially offset by the decline in ALLL.
The reserve for unfunded commitments was $52 million as of March 31, 2012, an increase of $4 million, up 8% compared to $48 million at December 31, 2011.

NONPERFORMING ASSETS

The following table presents our nonperforming assets:

			Table 9
(Dollars in millions)	March 31, 2012	December 31, 2011	% Change[3]
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial	$337	$348	(3)%
Commercial real estate	280	288	(3)
Commercial construction	198	290	(32)
Total commercial NPLs	815	926	(12)
Residential loans
Residential mortgages - nonguaranteed	1,291	1,392	(7)
Home equity products	317	338	(6)
Residential construction	204	220	(7)
Total residential NPLs	1,812	1,950	(7)
Consumer loans
Other direct	6	7	(14)
Indirect	16	20	(20)
Total consumer NPLs	22	27	(19)
Total nonaccrual/NPLs	2,649	2,903	(9)
OREO[1]	411	479	(14)
Other repossessed assets	14	10	40
Nonperforming LHFS	60	—	NM
Total nonperforming assets	$3,134	$3,392	(8)%
Accruing loans past due 90 days or more	$2,152	$2,028	6%
TDRs:
Accruing restructured loans	$2,750	$2,820	(2)%
Nonaccruing restructured loans[2]	714	802	(11)
Ratios:
NPLs to total loans	2.16%	2.37%	(9)%
Nonperforming assets to total loans plus OREO and other repossessed assets	2.54	2.76	(8)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $152 million and $132 million at March 31, 2012 and December 31, 2011, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Nonperforming assets decreased $258 million, or 8%, during the three months ended March 31, 2012. The decrease was attributable to a $254 million reduction in NPLs as we continue to make progress in our problem loan resolution efforts. Overall, continued NPL declines have been driven by commercial loans, as the higher-risk commercial construction portfolio has been reduced, while the commercial and industrial loans have generally performed well. Another driver of the change since year end was the 7% decline in the nonguaranteed residential mortgage NPLs that was primarily the result of transferring $86 million of these loans to held for sale during the three months ended March 31, 2012 as we made the decision to actively market these loans and intend to sell them in the second quarter of 2012. As we move towards the second quarter of 2012, we expect the quarterly trends to continue, with additional declines in NPLs.
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

Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans are problem loans or loans with potential weaknesses that are disclosed in the nonperforming assets table above. Loans with potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed, along with additional credit quality information, in Note 3, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2012 and December 31, 2011, there are no other potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming residential loans were the largest driver of the overall decline in NPLs during the quarter, decreasing $138 million, or 7%, during the three months ended March 31, 2012. Specifically, nonguaranteed residential mortgage NPLs accounted for $101 million of this decline, primarily attributed to the transfer of $86 million of residential mortgage NPLs to LHFS due to the decision to actively market these loans for sale. As a result of transferring the loans to LHFS, the Company recognized a $26 million charge-off to reflect the loans' estimated market value. Reductions in home equity and residential construction NPLs also contributed to the decline, decreasing $21 million and $16 million, respectively, mainly attributable to net charge-offs and lower inflows of NPLs. We expect some variability in inflows of nonperforming residential loans during the remainder of 2012 related to mortgage loan repurchases from investors. See additional discussion of mortgage loan repurchases in Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Noninterest Income" section of this MD&A.
Nonperforming commercial loans decreased $111 million, down 12% during the three months ended March 31, 2012, predominantly driven by a $92 million reduction in commercial construction NPLs. We continue to expect some variability in inflows of commercial real estate NPLs as we move through the current commercial real estate cycle.
Nonperforming consumer loans decreased $5 million, down 19% during the three months ended March 31, 2012, due to a $4 million decrease in indirect consumer NPLs. The decrease was driven by net charge-offs of existing nonperforming consumer loans during the quarter, largely offset by the migration of delinquent consumer loans to nonaccrual status.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not recognized until after the principal has been reduced to zero. We recognized $7 million and $8 million of interest income related to nonaccrual loans for the three months ended March 31, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $46 million and $70 million for the three months ended March 31, 2012 and 2011, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $68 million, or 14%, during the three months ended March 31, 2012. The decline consisted of net decreases of $38 million in residential homes, $24 million in residential construction related properties, and $6 million in commercial properties. During the three months ended March 31, 2012 and 2011, sales of OREO resulted in proceeds of $121 million and $190 million, respectively, contributing to a net gain on sales of OREO of $3 million and net loss on sales of $13 million, respectively, inclusive of valuation reserves, primarily attributed to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 36% and 41%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
Nonperforming LHFS increased by $60 million compared to year end due to the aforementioned transfer of nonperforming residential mortgage LHFI, net of charge-offs to reflect the loans' estimated market value.
The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency. Accruing loans past due ninety days or more increased by $124 million, up 6% during the three months ended March 31, 2012, essentially all of which was attributable to guaranteed residential mortgages and student loans. At March 31, 2012 and December 31, 2011, $64 million and $57 million, respectively, of accruing loans past due ninety days or more were not guaranteed.
At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. Since that review, we have continued to improve upon our processes as a result of our review. Additionally, following the Federal Reserve's horizontal review of the nation’s largest mortgage loan servicers, SunTrust and other servicers entered into Consent Orders with the

FRB. We describe the Consent Order in Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and a copy of it was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. The deadline for submitting requests for review is July 31, 2012, and direct mail, internet, and media efforts to reach borrowers will continue during the next few months. These requirements prescribed by the Consent Order may result in additional delays in the foreclosure process at a time when the time required for foreclosure upon residential real estate collateral in certain states, primarily Florida, continues to be elevated. These delays in the foreclosure process have adversely affected us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and by exposing us to losses as a result of potential additional declines in the value of such collateral. These delays have also resulted, in some cases, in an inability to meet certain investor foreclosure timelines for loans we service for others, which has resulted, and is expected to continue to result, in the assessment of compensatory fees. Noninterest expense in our Mortgage Banking line of business increased during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 as a result of compensatory fees, the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings, and make any other operational changes. Additionally, continued and evolving changes in the regulatory environment and industry standards have increased our default servicing costs. Finally, the time to complete foreclosure sales has increased, and this has resulted in an increase in nonperforming assets and servicing advances, and has adversely impacted the collectability of such advances. Accordingly, additional delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could further increase the costs associated with our mortgage operations.

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
Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will likely continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. Roll rate models used to forecast losses on the residential mortgage and consumer TDRs are calculated and analyzed separately using their own portfolio attributes and history, thereby reflecting an increased PD compared to loans that have not been restructured. The level of re-defaults will likely be affected by future economic conditions. At March 31, 2012 and December 31, 2011, specific reserves included in the ALLL for residential TDRs were $372 million and $401 million, respectively. See Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $68 million and $65 million at March 31, 2012 and December 31, 2011, respectively.

Selected Residential TDR Data						Table 10
	As of March 31, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$462	$46	$508	$16	$57	$73
Term extension	20	9	29	2	20	22
Rate reduction and term extension	1,693	253	1,946	34	410	444
Other [2]	18	2	20	2	8	10
Total	$2,193	$310	$2,503	$54	$495	$549

	As of December 31, 2011
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$473	$40	$513	$16	$69	$85
Term extension	20	10	30	2	24	26
Rate reduction and term extension	1,682	290	1,972	35	439	474
Other [2]	20	3	23	2	15	17
Total	$2,195	$343	$2,538	$55	$547	$602
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At March 31, 2012, our total TDR portfolio was $3.5 billion and was composed of $3.1 billion, or 88%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $374 million, or 11%, of commercial loans (predominantly income-producing properties), and $38 million, or 1%, of direct consumer loans.
Total TDRs declined $158 million during the three months ended March 31, 2012. Nonaccruing TDRs were down $88 million, or 11%, primarily reflecting net charge-offs during the quarter, as well as repayments. Accruing TDRs decreased by $70 million, attributable to repayments and a general decrease in the loan balances modified during the quarter. See additional discussion in Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q.
Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $29 million and $27 million for the three months ended March 31, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $39 million and $37 million for the three months ended March 31, 2012 and 2011, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 11

	March 31, 2012	December 31, 2011
Trading Assets
U.S. Treasury securities	$162	$144
Federal agency securities	430	478
U.S. states and political subdivisions	47	54
MBS - agency	461	412
MBS - private	1	1
CDO/CLO securities	45	45
ABS	40	37
Corporate and other debt securities	501	344
CP	190	229
Equity securities	92	91
Derivatives [1]	2,066	2,414
Trading loans [2]	2,281	2,030
Total trading assets	$6,316	$6,279

Trading Liabilities
U.S. Treasury securities	$446	$569
Corporate and other debt securities	132	77
Equity securities	34	37
Derivatives [1]	942	1,123
Total trading liabilities	$1,554	$1,806

1Amounts are offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS

Trading Assets and Liabilities
Trading assets increased $37 million, or 1%, since December 31, 2011, driven by normal changes in trading portfolio product mix including agency MBS, corporate and other debt securities, and trading loans. This increase was predominantly offset by a decrease in derivatives. Gross derivative assets decreased $551 million, but were partially offset by a decrease of $203 million in cash collateral. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading assets.
Trading liabilities decreased $252 million, or 14%, since December 31, 2011, predominantly due to a decrease in U.S. Treasury securities and derivatives, partially offset by an increase in corporate and other debt securities as a result of normal business activity. Gross derivative liabilities decreased $126 million during the quarter offset by cash collateral which increased $55 million. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading liabilities.

Securities Available for Sale				Table 12
	March 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$221	$10	$—	$231
Federal agency securities	1,671	77	1	1,747
U.S. states and political subdivisions	406	19	6	419
MBS - agency	20,251	718	2	20,967
MBS - private	237	—	21	216
CDO/CLO securities	43	—	—	43
ABS	394	13	6	401
Corporate and other debt securities	43	3	—	46
Coke common stock	—	2,220	—	2,220
Other equity securities[1]	1,032	1	—	1,033
Total securities AFS	$24,298	$3,061	$36	$27,323
1At March 31, 2012, other equity securities included the following securities at cost: $432 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $202 million in mutual fund investments.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $27.3 billion as of March 31, 2012, a decrease of $0.8 billion, or 3%, compared with December 31, 2011. Changes in the size and composition of the portfolio during the quarter reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. Early in the first quarter of 2012, we repositioned the U.S. Treasury and Federal agency securities into agency MBS in an effort to capture better relative value. Also in the first quarter, we used securities cash flow to pay down short-term wholesale borrowings. During the quarter ended March 31, 2012, we recorded $18 million in net realized gains from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared with net realized gains of $64 million during the same period in 2011, including $2 million and $1 million in OTTI, respectively. For additional information on composition and valuation assumptions related to securities AFS, see Note 2, "Securities Available for Sale", and the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
At March 31, 2012, the carrying value of securities AFS reflected $3.0 billion in net unrealized gains, comprised of a $2.2 billion gross unrealized gain from our 30 million shares of Coke common stock and a $805 million net unrealized gain on the remainder of the portfolio. At December 31, 2011, the carrying value of securities AFS reflected $2.9 billion in net unrealized gains, which were comprised of a $2.1 billion gross unrealized gain from our 30 million shares of Coke common stock and a $848 million net unrealized gain on the remainder of the portfolio. The net unrealized gain, excluding Coke, decreased due to the slight increase in interest rates experienced during the first quarter of 2012. The Coke common stock is subject to variable forward agreements which are discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q and in the "Investment in Common shares of the Coca-Cola Company" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
For the three months ended March 31, 2012, the average yield on a FTE basis for the securities AFS portfolio was 3.17%, unchanged from the three months ended March 31, 2011. This stability was a result of higher yields associated with cash flow run-off being offset by incremental yield associated with the repositioning of certain securities during the year.
The portfolio’s effective duration increased to 2.5 years as of March 31, 2012 from 2.3 years as of December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.5 years suggests an expected price change of 2.5% for a one percent instantaneous change in market interest rates.
The credit quality of the securities portfolio remained strong at March 31, 2012 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.
Over the longer term, we continue to expect that a growing economy will result in loan balances trending up and deposits trending down. Accordingly, we may eventually decrease the size of our securities portfolio in response to loan growth and/or declining deposits.

BORROWINGS

Short-Term Borrowings					Table 13
	As of March 31, 2012		Three Months Ended March 31, 2012
			Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate
Funds purchased [1]	$908	0.10%	$871	0.10%	$908
Securities sold under agreements to repurchase [1]	1,781	0.15	1,634	0.14	1,781
FHLB advances	5,000	0.16	7,396	0.15	9,000
Other short-term borrowings [2]	1,878	0.56	1,774	0.39	1,878

	As of March 31, 2011		Three Months Ended March 31, 2011
			Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate
Funds purchased [1]	$1,150	0.18%	$1,114	0.18%	$1,169
Securities sold under agreements to repurchase [1]	2,113	0.14	2,302	0.16	2,411
Other short-term borrowings [2]	2,858	0.72	2,760	0.41	2,858
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

Short-Term Borrowings
As of March 31, 2012, our period-end short-term borrowings increased by $3.4 billion, or 56%, from March 31, 2011, due predominantly to a $5.0 billion increase in short-term FHLB advances, partially offset by a $793 million decrease in dealer collateral, which was reclassified to offset derivatives, and a $332 million decrease in securities sold under agreement to repurchase.
Average short-term borrowings increased by $5.5 billion, or 89%, at March 31, 2012 compared to March 31, 2011. The increase was primarily attributable to increased average FHLB advances of $7.4 billion, partially offset by a decrease in average funds purchased of $243 million, a decline in average securities sold under agreements to repurchase of $668 million, and a decrease in average dealer collateral of $753 million.
At March 31, 2012, our FHLB advances were materially different than the maximum monthly outstanding balance and the daily average balance during the three months ended March 31, 2012 as a result of higher holdings of FHLB borrowings during certain parts of the quarter due to ordinary balance sheet management practices. Our period-end outstanding balances for funds purchased, securities sold under agreements to repurchase, and other short-term borrowings were not materially different from maximum monthly outstanding balances or from the daily averages for the three months ended March 31, 2012.
Long-Term Debt
During the three months ended March 31, 2012, our long-term debt increased by $986 million, which was primarily due to a long-term FHLB advance of $1.0 billion. Subsequent to March 31, 2012, we refinanced $3.0 billion of FHLB advances as part of an interest rate risk management strategy. There have been no other material changes in our long-term debt as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL RESOURCES
Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (RWA) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, for purposes of computing regulatory capital, mark to market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of RWA. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average total assets, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively.
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

Capital Ratios		Table 14
(Dollars in millions)	March 31, 2012	December 31, 2011
Tier 1 capital	$14,755	$14,490
Total capital	18,419	18,177
RWA	134,128	132,940
Tier 1 common equity:
Tier 1 capital	$14,755	$14,490
Less:
Qualifying trust preferred securities	1,854	1,854
Preferred stock	275	275
Allowable minority interest	111	107
Tier 1 common equity	$12,515	$12,254
Risk-based ratios:
Tier 1 common equity	9.33%	9.22%
Tier 1 capital	11.00	10.90
Total capital	13.73	13.67
Tier 1 leverage ratio	8.77	8.75
Total shareholders’ equity to assets	11.36	11.35

Tier 1 common equity, Tier 1 capital, and total capital ratios were 9.33%, 11.00%, and 13.73%, respectively, at March 31, 2012 compared with 9.22%, 10.90%, and 13.67%, respectively, at December 31, 2011. The increase in our capital ratios was primarily a result of increased common equity driven by net income during the quarter. At March 31, 2012, our capital ratios remain strong and well in excess of current and proposed regulatory requirements to be considered "well capitalized" according to the current U.S. regulatory standards. Additionally, our Tier 1 common ratio, as calculated under current Basel III regulatory requirements, increased to approximately 9.50% compared to 9.40% at December 31, 2011.

The Federal Reserve completed its most recent CCAR for the nineteen largest U.S. bank holding companies in March 2012. The Federal Reserve's review indicated that our capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Therefore, we expect to maintain our current quarterly common stock dividend of $0.05 per share, and we also expect to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital.

We have received a communication from the Federal Reserve regarding the re-submission process, which includes the new economic scenarios, and we are in the process of preparing an updated CCAR that must be re-submitted to the Federal Reserve during June 2012, with the expectation that the Federal Reserve will complete their review by the end of the third quarter. Our first quarter results will be included as part of our updated capital analysis that will include another full stress test, and our management team will work closely with our Board to determine any appropriate future capital plan to include in our resubmission.
During the three months ended March 31, 2012, we declared and paid common dividends totaling $27 million, or $0.05 per common share, compared with $5 million, or $0.01 per common share during the same period in 2011. Additionally, we declared and paid dividends during the three months ended March 31, 2012 and 2011 of $3 million and $2 million, respectively, on our preferred stock. Further, during the three months ended March 31, 2011, we declared and paid dividends of $60 million to the U.S. Treasury on the Series C and D Preferred Stock.
We remain subject to certain considerations on our ability to increase our dividend. If we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank. At March 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company totaled approximately $950 million; however, use of this amount for payment of dividends to the Parent Company is subject to regulatory approval by federal and state bank regulatory authorities.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ENTERPRISE RISK MANAGEMENT
There have been no significant changes to our Enterprise Risk Management as described in our Annual Report on Form 10-K for the year ended December 31, 2011, except as discussed below.
Credit Risk Management
There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Operational Risk Management
There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of the balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 56% of total loans and after giving consideration to hedging related actions, are approximately 45% of total loans.
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

Interest Rate Sensitivity from an Economic Perspective		Table 15
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	March 31, 2012	December 31, 2011
Rate Change
+100	1.7%	1.5%
-100[1]	(1.6)%	(1.8)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to certain interest rate swaps that are used as economic hedges for fixed rate debt. The above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments. The swaps are accounted for as trading assets. Therefore, the benefit to income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading income from a financial reporting perspective.

Interest Rate Sensitivity from a Financial Reporting Perspective		Table 16
	Estimated % Change in Net Interest Income Over 12 Months
(Basis points)	March 31, 2012	December 31, 2011
Rate Change
+100	2.0%	1.8%
-100[1]	(1.7)%	(2.0)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The slight difference from December 31, 2011 to March 31, 2012 seen above in both the economic and financial reporting perspectives related to the +100 basis point shock scenario is primarily due to a slight increase in asset sensitivity from projected balance sheet growth of floating rate assets and fixed rate deposits.
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
As of March 31, 2012, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates. MVE sensitivity is reported in both upward and downward rate shocks. However, results at March 31, 2012 in the downward rate shock were significantly less meaningful than the upward rate shock. In a -100 shock scenario, current interest rate levels that are already at or near 0% are adversely impacting discounted cash flow analysis causing the short end of the discount curve to be zero bound and therefore, the shock behaves more like a curve flattener than a parallel shock.

Market Value of Equity Sensitivity		Table 17
	Estimated % Change in MVE
(Basis points)	March 31, 2012	December 31, 2011
Rate Change
+100	(2.6)%	(2.4)%
-100[1]	(0.7)%	(0.9)%
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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had no backtest exceptions to our overall VAR during the three months ended March 31, 2012 and 2011. The following table presents high, low, and average VAR for the three months ended March 31, 2012 and 2011.

Value at Risk Profile		Table 18
	For the Three Months Ended
(Dollars in millions)	March 31, 2012	March 31, 2011
Average VAR	$5	$6
High VAR	$5	$7
Low VAR	$4	$5

Average VAR during the three months ended March 31, 2012 was lower compared to the three months ended March 31, 2011 primarily due to sales, paydowns, or maturities of illiquid trading assets, as well as risk-reducing activities within the derivatives business. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to actively manage trading risk.

Trading assets, net of trading liabilities, averaged $4.7 billion and $3.5 billion for the three months ended March 31, 2012 and 2011, respectively. Trading assets, net of trading liabilities, were $4.8 billion and $3.6 billion at March 31, 2012 and 2011, respectively. The increase in average and period-end trading balances was primarily a result of an increase in the TRS portfolio.

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
The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of March 31, 2012, the Bank’s AFS investment portfolio contained $14.7 billion of free and liquid securities at book value, of which approximately 93% consisted of agency MBS, agency debt, and U.S. Treasury securities.
Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets. Therefore, whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that could be quickly converted to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital related) for an extended period of months in accordance with Company risk limits.
We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The following table presents period-end and average balances from these four sources as of and for the three months ended March 31, 2012 and 2011. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 19
	March 31, 2012		March 31, 2011
(Dollars in billions)	As of	Average for the Three Months Ended ¹	As of	Average for the Three Months Ended ¹
Excess reserves	$2.2	$1.8	$5.9	$4.0
Free and liquid investment portfolio securities	14.7	15.1	17.8	17.4
FHLB borrowing capacity	13.4	11.3	13.4	13.2
Discount window borrowing capacity	16.3	16.0	12.7	12.6
Total	$46.6	$44.2	$49.8	$47.2
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of March 31, 2012, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to retire certain high-cost debt securities or other borrowings. The Parent Company retains a material cash position, in accordance with Company policies and risk limits discussed in greater detail below.
Additionally, contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of March 31, 2012, Moody’s, S&P, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
As of March 31, 2012
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Stable	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, are primarily gathered from our retail branch network and are our largest, most cost-effective source of funding. Core deposits increased to $127.7 billion as of March 31, 2012, from $125.6 billion as of December 31, 2011.
We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $18.4 billion as of March 31, 2012, from $17.5 billion as of December 31, 2011. During the three months ended March 31, 2012, we borrowed some wholesale funds in the form of FHLB advances. However, our outstanding balance of FHLB advances declined by approximately $1.0 billion during the quarter as we redeemed other maturing advances at par using core deposit growth. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, was $5.1 billion as of March 31, 2012, unchanged from December 31, 2011.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5 billion of such securities, of which approximately $2.2 billion of issuance capacity remains available. The most recent issuance from this shelf occurred on October 27, 2011, when we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of March 31, 2012, the Bank had $34.1 billion of remaining Board authority to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the three months ended March 31, 2012, we had no Parent Company debt that matured, but approximately $1 billion of Parent Company debt is scheduled to mature later in 2012. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.
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
Subsequent to March 31, 2012, we refinanced $3.0 billion of FHLB advances as a part of an interest rate risk management strategy.

Other Liquidity Considerations. As presented in Table 21, we had an aggregate potential obligation of $63.9 billion to our clients in unused lines of credit at March 31, 2012. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $4.9 billion in letters of credit as of March 31, 2012, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $2.9 billion of these letters supported variable rate demand obligations as of March 31, 2012.
As of March 31, 2012, our liability for UTBs was $136 million. The liability for interest related to these UTBs was $22 million as of March 31, 2012. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	March 31, 2012	December 31, 2011
Unused lines of credit:
Commercial	$36,761	$35,685
Mortgage commitments [1]	8,976	7,833
Home equity lines	12,499	12,730
Commercial real estate	1,377	1,465
CP conduit	596	765
Credit card	3,681	3,526
Total unused lines of credit	$63,890	$62,004
Letters of credit:
Financial standby	$4,763	$5,081
Performance standby	56	70
Commercial	44	55
Total letters of credit	$4,863	$5,206
1Includes IRLC contracts with notional balances of $5.9 billion and $4.9 billion as of March 31, 2012 and December 31, 2011, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
MSRs, which are carried at fair value, totaled $1.1 billion and $921 million as of March 31, 2012 and December 31, 2011, respectively, are managed within established risk limits and are monitored as part of various governance processes. We recorded increases of $67 million and $18 million in the fair value of our MSRs for the three months ended March 31, 2012 and 2011, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. For the three months ended March 31, 2012 and 2011, we originated MSRs with fair values at the time of origination of $83 million and $88 million, respectively.
For the three months ended March 31, 2012 and 2011, we recorded losses related to MSRs of $6 million and $25 million (including decay of $57 million and $52 million), respectively, inclusive of the mark to market adjustments on the related hedges.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At March 31, 2012, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011, the first three months of 2012, and continuing to exist as of March 31, 2012. At March 31, 2012, we had no direct exposure to sovereign debt of these countries. However, at March 31, 2012, we had direct exposure to corporations and individuals in these countries of $11 million, that comprised securities held, unfunded commitments to lend, and a nominal amount of funded loans. Indirect exposure to these countries was $62 million at March 31, 2012 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries continues to be less than 1% of our total assets as of March 31, 2012, consistent with our exposure at December 31, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Except as noted within the “Borrowings" section of this MD&A, there have been no material changes in our Contractual Commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments for the three months ended March 31:

Net Income/(Loss) by Segment		Table 22
(Dollars in millions)	2012	2011
Consumer Banking and Private Wealth Management	$61	$46
Wholesale Banking	154	96
Mortgage Banking	(132)	(166)
Corporate Other	106	127

The following table presents average loans and average deposits for our reportable business segments for the three months ended March 31:

Average Loans and Deposits by Segment				Table 23
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$41,462	$38,856	$76,809	$75,975
Wholesale Banking	50,269	46,997	45,780	41,581
Mortgage Banking	30,796	29,315	3,199	2,983
Corporate Other	15	(6)	55	171

See Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Three Months Ended March 31, 2012 vs. 2011

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $61 million for the three months ended March 31, 2012, an increase of $15 million, or 33%, compared to the same period in 2011. The increase in net income was predominantly due to lower provision for credit losses.

Net interest income was $634 million, an increase of $15 million, or 2%, compared to the same period in 2011. The increase was driven by higher average loan and deposit balances, partially offset by the impact of lower deposit spreads. Net interest income related to loans increased $10 million, or 4%, compared to the prior year driven by higher average loans, partially offset by a 9 basis point decline in interest rate spread. Average loan balances increased $2.6 billion, or 7%, driven by higher indirect auto and student loan originations, and the acquisition of student loan portfolios, partially offset by decreases in home equity lines, residential mortgages, and attrition of acquired indirect auto loans purchased in late 2010.

Net interest income related to deposits was essentially flat versus the same period in 2011 as deposit spreads decreased and was partially offset by increases in average deposit balances. Average deposit balances increased $834 million, or 1%. Favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $2.1 billion, or 12%, decline in average time deposits.

Provision for credit losses was $155 million, a decrease of $47 million, or 23%, compared to the same period in 2011. The decrease was driven by net charge-off declines of $26 million in home equity lines, $8 million in residential mortgage loans, $6 million in credit card, and $5 million in consumer indirect installment.

Total noninterest income was $323 million, a decrease of $36 million, or 10%, compared to the same period in 2011. Check card interchange revenue decreased $45 million versus the same period in 2011 driven by regulations on debit interchange fee income that became effective in the fourth quarter of 2011, partially offset by higher consumer credit card interchange fees.

Total noninterest expense was $707 million, higher by $4 million compared to the same period in 2011. The increase was driven by increases in shared corporate expenses, partially offset by lower staff expense and reduced rewards program expense.

Wholesale Banking

Wholesale Banking reported net income of $154 million for the three months ended March 31, 2012, an increase of $58 million, or 60%, compared to the same period in 2011. The increase in net income was attributable to decreases in provision for credit losses and noninterest expenses combined with an increase in net interest income, partially offset by a modest decline in noninterest income.

Net interest income was $458 million, a $43 million, or 10%, increase from the same period in 2011. Average loan balances increased $3.3 billion or 7%, with increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate loans. Net interest income related to loans increased $15 million, or 6%, compared to the same period in 2011 due to increased loan volumes and one extra day in 2012, partly offset by a 3 basis point decrease in loan spreads. Average customer deposit balances increased $4.2 billion, or 10%, compared to the same period in 2011. Favorable trends in deposit mix continued as higher cost time deposits declined $0.2 billion, or 10%, while lower cost demand deposits increased $5.8 billion, or 33%. Interest bearing transaction accounts and money market accounts combined average balances decreased $1.4 billion, or 7%, due partly to balances migrating to demand deposit products. Net interest income related to deposits increased $22 million, or 12%, due to increases in both deposit balances and spreads.

Provision for credit losses was $101 million, a decrease of $45 million, or 31%, from the prior year. The decrease was driven by lower net charge-offs in commercial real estate loans.

Total noninterest income was $379 million, a decrease of $9 million, or 2%, from the prior year predominantly driven by decreases in debit card service fees, letters of credit fees, and securitization fees, partially offset by increases in leasing revenue, higher syndication and bond fees, and increases in fixed income sales and trading revenue.

Total noninterest expense was $515 million, a decrease of $18 million, or 3%, from the prior year driven by lower credit related expenses, compensation and benefit expenses, customer development expenses, and corporate product and indirect costs, partially offset by an increase in amortization of intangible assets and outside processing costs.

Mortgage Banking

Mortgage Banking reported a net loss of $132 million for the three months ended March 31, 2012, compared with a net loss of $166 million for the same period in 2011, an improvement of $34 million, or 20%. The improvement was driven by lower provision for credit losses and higher noninterest income, partially offset by higher noninterest expenses.

Net interest income was $126 million for the three months ended March 31, 2012, up $6 million, or 5%, predominantly due to higher net interest income on loans and reduced funding costs on lower MSRs balances, partially offset by lower deposit income. Residential mortgage loans were up $1.7 billion, or 7%, resulting in an increase in net interest income of $4 million. Average MSRs declined $558 million which increased net interest income $6 million, or 55%. Total average deposits were up $216 million, resulting in a decrease in net interest income of $3 million due to lower deposit spreads.

Provision for credit losses was $166 million, a decline of $57 million, or 26% compared to the same period in 2011. The improvement was driven by a $54 million decline in residential mortgage net charge-offs. Net-charge-offs included $26 million and $10 million of charge-offs related to the transfer to held for sale of nonperforming residential mortgage loans in the first quarter of 2012 and 2011, respectively. The sale of the first quarter 2012 transferred loans is expected to be completed in the second quarter.

Total noninterest income was $157 million, an increase of $76 million, or 94%, compared to the same period in 2011. The increase was predominantly driven by higher mortgage production income. Mortgage loan production income increased $64 million due to higher gain on sale and fee income, partially offset by higher mortgage repurchase provision. Loan originations were $7.7 billion for the three months ended March 31, 2012, compared with $5.8 billion for the prior year, an increase of $1.9 billion, or 33%. Mortgage servicing income of $81 million, increased $9 million, or 12%. Total loans serviced were $155.4 billion at March 31, 2012 compared with $164.5 billion at March 31, 2011, down 6%.

Total noninterest expense of $334 million, increased $86 million, or 35%, compared to the same period in 2011. Operating losses increased $38 million due to compliance-related costs, largely attributable to mortgage servicing and litigation expenses, and consulting expenses increased $19 million, predominantly due to costs associated with the Federal Reserve Consent Order and other business initiatives. Total allocated costs increased $19 million and staff expenses increased $8 million driven by costs associated with higher volumes.

Corporate Other

Corporate Other net income for the three months ended March 31, 2012 was $106 million, a decrease of $21 million, or 17%, compared to the same period in 2011. The decrease was predominantly due to lower securities gains.

Net interest income was $127 million, an increase of $5 million, or 4%, compared to the same period in 2011. The increase was mainly due to lower cost of funds driven by a decrease in other assets. Total average assets increased $0.4 billion, or 1%. Total average deposits decreased $0.2 billion, or 15%. Average long-term debt decreased by $2.4 billion, or 19%, compared to 2011 due to the repayment of FHLB advances and senior and subordinated bank debt. Average other short-term borrowings increased $7.1 billion due to short-term FHLB borrowings.

Total noninterest income was $21 million, a decrease of $47 million, or 69%, compared to the same period in 2011. The decrease was due to a $47 million decrease in net gains on the sale of securities AFS.

Total noninterest expenses decreased $4 million compared to the same period in 2011. The decline was mainly due to capital and debt issuance expenses incurred in 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or warrants to purchase common stock during the quarter ended March 31, 2012. At March 31, 2012, 13.9 million warrants remained outstanding. As of March 31, 2012, there was no unused Board authority to repurchase any shares of Series A Preferred stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number
3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011.	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

Date: May 4, 2012.

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Director of Corporate Finance and Controller (On behalf of the Registrant and as Principal Accounting Officer)