Form 10-Q
period 2012-06-30
SUNTRUST BANKS INC
filed 2012-08-01
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At July 25, 2012, 538,484,027 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
Agreements — Equity forward agreements.
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
HARP — Home Affordable Refinance Program.
HUD — U.S. Department of Housing and Urban Development.
IFRS — International Financial Reporting Standards.
IIS — Institutional Investment Solutions.
IPO — Initial public offering.
IRLC — Interest rate lock commitment.
IRS — Internal Revenue Service.
ISDA — International Swaps and Derivatives Association.
LGD — Loss given default.
LHFI — Loans held for investment.
LHFI-FV — Loans held for investment carried at fair value.
LHFS — Loans held for sale.
LIBOR —London InterBank Offered Rate.
LOCOM – Lower of cost or market.
LTI — Long-term incentive.
LTV— Loan to value.
MBS — Mortgage-backed securities.
MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MIP — Management Incentive Plan.
Moody’s — Moody’s Investors Service.
MSR — Mortgage servicing right.
MVE — Market value of equity.
NEO — Named executive officers.
NII — Net interest income.
NOW — Negotiable order of withdrawal account.
NPL — Nonperforming loan.
NPR — Notice of Proposed Rulemaking.
OCC — Office of the Comptroller of the Currency.
OCI — Other comprehensive income.
OREO — Other real estate owned.
OTC — Over-the-counter.
OTTI — Other-than-temporary impairment.

ii

Parent Company — SunTrust Banks, Inc., the parent Company of SunTrust Bank and other subsidiaries of SunTrust Banks, Inc.
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
W&IM — Wealth and Investment Management.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$1,263	$1,299	$2,563	$2,613
Interest and fees on loans held for sale	31	22	55	50
Interest and dividends on securities available for sale:
Taxable interest	153	177	322	342
Tax-exempt interest	4	6	8	11
Dividends[1]	23	21	45	41
Trading account interest and other	18	21	33	43
Total interest income	1,492	1,546	3,026	3,100
Interest Expense
Interest on deposits	118	162	245	331
Interest on long-term debt	90	113	178	237
Interest on other borrowings	10	12	18	24
Total interest expense	218	287	441	592
Net interest income	1,274	1,259	2,585	2,508
Provision for credit losses	300	392	617	839
Net interest income after provision for credit losses	974	867	1,968	1,669
Noninterest Income
Service charges on deposit accounts	167	170	332	333
Trust and investment management income	130	135	260	270
Other charges and fees	130	130	245	256
Mortgage production related income	103	4	166	3
Mortgage servicing related income	70	72	151	144
Investment banking income	75	95	147	162
Trading income	70	53	127	105
Card fees	66	105	127	205
Retail investment services	62	59	120	117
Net securities gains[2]	14	32	32	96
Other noninterest income	53	57	109	104
Total noninterest income	940	912	1,816	1,795
Noninterest Expense
Employee compensation	654	638	1,306	1,256
Employee benefits	108	110	254	246
Outside processing and software	180	162	356	320
Net occupancy expense	88	89	176	178
Operating losses	69	62	129	89
Credit and collection services	61	60	116	111
Regulatory assessments	60	81	111	152
Other real estate expense	52	64	103	133
Equipment expense	46	44	91	88
Marketing and customer development	32	46	59	84
Net loss/(gain) on debt extinguishment	13	(1)	13	(2)
Amortization of intangible assets	11	12	22	23
Other noninterest expense	172	175	351	329
Total noninterest expense	1,546	1,542	3,087	3,007
Income before provision for income taxes	368	237	697	457
Provision for income taxes	91	58	160	91
Net income including income attributable to noncontrolling interest	277	179	537	366
Net income attributable to noncontrolling interest	2	1	12	8
Net income	$275	$178	$525	$358
Net income available to common shareholders	$270	$174	$515	$212
Net income per average common share:
Diluted	$0.50	$0.33	$0.96	$0.41
Basic	0.51	0.33	0.97	0.41
Dividends declared per common share	0.05	0.01	0.10	0.02
Average common shares - diluted	537,495	535,416	536,951	519,548
Average common shares - basic	533,964	531,792	533,532	515,819
1 Includes dividends on common stock of The Coca-Cola Company of $15 million and $14 million during the three months ended June 30, 2012 and 2011, and $31 million and $28 million during the six months ended June 30, 2012 and 2011, respectively.
2 Includes credit-related OTTI losses of $2 million and $1 million for the three months ended June 30, 2012 and 2011, respectively, and $4 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. There were no non-credit related unrealized OTTI losses recorded in OCI, before taxes, for the three and six months ended June 30, 2012 and 2011.
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in millions) (Unaudited)	2012	2011	2012	2011
Net Income	$275	$178	$525	$358
Components of Other Comprehensive Income/(Loss):
Change in unrealized gains on securities, net of tax of $80, $110, $107 and $70, respectively	142	190	192	121
Change in unrealized gains on derivatives, net of tax of ($38), $41, ($96), and ($31), respectively	(69)	72	(170)	(53)
Change related to employee benefit plans, net of tax of ($2), ($12), ($16) and ($10), respectively	(4)	(19)	(28)	(16)
Total Other Comprehensive Income/(Loss)	69	243	(6)	52

Total Comprehensive Income	$344	$421	$519	$410
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of
(Dollars in millions and shares in thousands) (Unaudited)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$5,781	$3,696
Securities purchased under agreements to resell	937	792
Interest-bearing deposits in other banks	21	21
Cash and cash equivalents	6,739	4,509
Trading assets (including encumbered securities of $712 and $574 as of June 30, 2012 and December 31, 2011, respectively)	6,327	6,279
Securities available for sale	24,409	28,117
Loans held for sale[1] (loans at fair value: $2,940 and $2,141 as of June 30, 2012 and December 31, 2011, respectively)	3,123	2,353
Loans[2] (loans at fair value: $406 and $433 as of June 30, 2012 and December 31, 2011, respectively)	124,560	122,495
Allowance for loan and lease losses	(2,300)	(2,457)
Net loans	122,260	120,038
Premises and equipment	1,578	1,564
Goodwill	6,376	6,344
Other intangible assets (MSRs at fair value: $865 and $921 as of June 30, 2012 and December 31, 2011, respectively)	939	1,017
Other real estate owned	331	479
Other assets	6,175	6,159
Total assets	$178,257	$176,859
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$37,394	$34,359
Interest-bearing consumer and commercial deposits	88,751	91,252
Total consumer and commercial deposits	126,145	125,611
Brokered time deposits (CDs at fair value: $914 and $1,018 as of June 30, 2012 and December 31, 2011, respectively)	2,208	2,281
Foreign deposits	50	30
Total deposits	128,403	127,922
Funds purchased	847	839
Securities sold under agreements to repurchase	1,583	1,644
Other short-term borrowings	7,098	8,983
Long-term debt [3] (debt at fair value: $2,010 and $1,997 as of June 30, 2012 and December 31, 2011, respectively)	13,076	10,908
Trading liabilities	1,782	1,806
Other liabilities	4,900	4,691
Total liabilities	157,689	156,793
Preferred stock, no par value	275	275
Common stock, $1.00 par value	550	550
Additional paid in capital	9,218	9,306
Retained earnings	9,443	8,978
Treasury stock, at cost, and other[4]	(661)	(792)
Accumulated other comprehensive income, net of tax	1,743	1,749
Total shareholders’ equity	20,568	20,066
Total liabilities and shareholders’ equity	$178,257	$176,859

Common shares outstanding	538,398	536,967
Common shares authorized	750,000	750,000
Preferred shares outstanding	3	3
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	11,522	12,954
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$322	$315
[2] Includes loans of consolidated VIEs	390	3,322
[3] Includes debt of consolidated VIEs ($288 and $289 at fair value as of June 30, 2012 and December 31, 2011, respectively)	700	722
[4] Includes noncontrolling interest held	111	107

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income [2]	Total
Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	358	—	—	358
Other comprehensive income	—	—	—	—	—	—	52	52
Change in noncontrolling interest	—	—	—	—	—	1	—	1
Common stock dividends, $0.02 per share	—	—	—	—	(11)	—	—	(11)
Preferred stock dividends, $2,022 per share	—	—	—	—	(4)	—	—	(4)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Stock compensation expense	—	—	—	7	—	—	—	7
Restricted stock activity	—	2	—	(54)	—	46	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	17	—	17
Issuance of stock for employee benefit plans and other	—	—	—	(8)	—	19	—	11
Balance, June 30, 2011	$172	537	$550	$9,330	$8,745	($805)	$1,668	$19,660
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	525	—	—	525
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.10 per share	—	—	—	—	(54)	—	—	(54)
Preferred stock dividends, $2,033 per share	—	—	—	—	(6)	—	—	(6)
Exercise of stock options and stock compensation expense	—	—	—	(17)	—	26	—	9
Restricted stock activity	—	1	—	(61)	—	65	—	4
Amortization of restricted stock compensation	—	—	—	—	—	15	—	15
Issuance of stock for employee benefit plans and other	—	—	—	(10)	—	21	—	11
Balance, June 30, 2012	$275	538	$550	$9,218	$9,443	($661)	$1,743	$20,568

1 At June 30, 2012 includes ($707) million for treasury stock, ($65) million for compensation element of restricted stock, and $111 million for noncontrolling interest.
At June 30, 2011 includes ($869) million for treasury stock, ($67) million for compensation element of restricted stock, and $131 million for noncontrolling interest.
2 Components of AOCI at June 30, 2012 included $2,055 million in unrealized net gains on AFS securities, $399 million in unrealized net gains on derivative financial instruments, and ($711) million related to employee benefit plans. At June 30, 2011 components included $1,647 million in unrealized net gains on AFS securities, $479 million in unrealized net gains on derivative financial instruments, and ($458) million related to employee benefit plans.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2012	2011
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$537	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	382	372
Origination of mortgage servicing rights	(161)	(136)
Provisions for credit losses and foreclosed property	706	930
Mortgage repurchase provision	330	170
Stock option compensation and amortization of restricted stock compensation	17	24
Net loss/(gain) on extinguishment of debt	13	(2)
Net securities gains	(32)	(96)
Net gain on sale of assets	(518)	(141)
Net decrease in loans held for sale	782	1,718
Net increase in other assets	(282)	(358)
Net increase in other liabilities	18	251
Net cash provided by operating activities	1,792	3,098
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	3,179	2,414
Proceeds from sales of securities available for sale	2,210	10,763
Purchases of securities available for sale	(1,451)	(12,603)
Proceeds from maturities, calls, and paydowns of trading securities	—	124
Proceeds from sales of trading securities	—	102
Net increase in loans, including purchases of loans	(4,621)	(1,109)
Proceeds from sales of loans	477	287
Capital expenditures	(112)	(9)
Contingent consideration and other payments related to acquisitions	(9)	(18)
Proceeds from the sale of other assets	259	360
Net cash (used in)/provided by investing activities	(68)	311
Cash Flows from Financing Activities
Net increase in total deposits	481	1,877
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,938)	162
Proceeds from the issuance of long-term debt	4,000	1,039
Repayment of long-term debt	(1,991)	(1,170)
Proceeds from the exercise of stock options	5	—
Excess tax benefits from stock-based compensation	9	—
Proceeds from the issuance of common stock	—	1,017
Repurchase of preferred stock	—	(4,850)
Common and preferred dividends paid	(60)	(75)
Net cash provided by/(used in) financing activities	506	(2,000)
Net increase in cash and cash equivalents	2,230	1,409
Cash and cash equivalents at beginning of period	4,509	5,378
Cash and cash equivalents at end of period	$6,739	$6,787
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$31	$46
Loans transferred from loans to loans held for sale	1,116	198
Loans transferred from loans to other real estate owned	200	367
Accretion of discount for preferred stock issued to the U.S. Treasury	—	80

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
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The primary purpose of the ASU was to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS. The ASU also clarified how to apply existing fair value measurement and disclosure requirements. Further, the ASU required additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU was effective for the interim reporting period ending March 31, 2012. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in Note 12, “Fair Value Election and Measurement.” The adoption did not impact the Company’s financial position, results of operations, or EPS.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011-05,” which deferred the effective date for the amendments to the reclassification of items out of AOCI. In June 2012, the FASB decided that the presentation requirements deferred in ASU 2011-12 would not be reinstated. The guidance, with the exception of reclassification adjustments, was effective on January 1, 2012 and must be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in the Consolidated Statements of Comprehensive Income. The adoption did not impact the Company’s financial position, results of operations, or EPS.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU amends interim and annual goodwill impairment testing requirements such that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests beginning on or after January 1, 2012. The Company adopted the standard as of January 1, 2012 and has applied the guidance to interim goodwill impairment testing. The adoption did not have an impact on the Company's financial position, results of operations, or EPS.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$214	$10	$—	$224
Federal agency securities	1,698	85	—	1,783
U.S. states and political subdivisions	359	19	6	372
MBS - agency	17,308	803	1	18,110
MBS - private	225	—	17	208
ABS	344	9	5	348
Corporate and other debt securities	42	3	—	45
Coke common stock	—	2,346	—	2,346
Other equity securities[1]	972	1	—	973
Total securities AFS	$21,162	$3,276	$29	$24,409

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1At June 30, 2012, other equity securities included the following securities at cost: $455 million in FHLB of Atlanta stock, $401 million in Federal Reserve Bank stock, and $116 million in mutual fund investments. At December 31, 2011, other equity securities included the following securities at cost: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $187 million in mutual fund investments.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $7.6 billion and $9.1 billion as of June 30, 2012 and December 31, 2011, respectively. Further, under the Agreements, the Company pledged its shares of Coke common stock, which is hedged with derivative instruments, as discussed in Note 10, “Derivative Financial Instruments.” As of June 30, 2012 and December 31, 2011, there were no securities AFS pledged under which the transferee may repledge the collateral. The Company has also pledged $978 million and $770 million of certain marketable securities and cash equivalents to secure $930 million and $747 million of repurchase agreements as of June 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The amortized cost and fair value of investments in debt securities at June 30, 2012 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$12	$202	$—	$—	$214
Federal agency securities	117	1,372	95	114	1,698
U.S. states and political subdivisions	108	178	21	52	359
MBS - agency	901	14,304	1,827	276	17,308
MBS - private	—	136	89	—	225
ABS	123	152	2	67	344
Corporate and other debt securities	3	2	37	—	42
Total debt securities	$1,264	$16,346	$2,071	$509	$20,190
Fair Value:
U.S. Treasury securities	$12	$212	$—	$—	$224
Federal agency securities	118	1,441	105	119	1,783
U.S. states and political subdivisions	111	191	21	49	372
MBS - agency	951	14,957	1,916	286	18,110
MBS - private	—	125	83	—	208
ABS	123	152	2	71	348
Corporate and other debt securities	3	2	40	—	45
Total debt securities	$1,318	$17,080	$2,167	$525	$21,090

Securities in an Unrealized Loss Position
The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. As of June 30, 2012, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$19	$—	$—	$—	$19	$—
U.S. states and political subdivisions	1	—	24	6	25	6
MBS - agency	12	1	1	—	13	1
ABS	—	—	12	3	12	3
Total temporarily impaired securities	32	1	37	9	69	10
Other-than-temporarily impaired securities[1]:
MBS - private	—	—	207	17	207	17
ABS	1	—	4	2	5	2
Total other-than-temporarily impaired securities	1	—	211	19	212	19
Total impaired securities	$33	$1	$248	$28	$281	$29

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$10	$—	$—	$—	$10	$—
U.S. states and political subdivisions	1	—	28	4	29	4
MBS - agency	224	—	1	—	225	—
CDO/CLO securities	50	—	—	—	50	—
ABS	—	—	11	5	11	5
Total temporarily impaired securities	285	—	40	9	325	9
Other-than-temporarily impaired securities[1]:
MBS - private	15	1	206	30	221	31
ABS	1	—	3	2	4	2
Total other-than-temporarily impaired securities	16	1	209	32	225	33
Total impaired securities	$301	$1	$249	$41	$550	$42
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

At June 30, 2012 and December 31, 2011, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months include municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS is also highly-rated, continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to private MBS as of June 30, 2012 includes purchased and retained interests from 2007 vintage securitizations. The unrealized OTTI loss relating to ABS is related to four securities within the portfolio that are 2003 and 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved since the credit-related impairment was recognized, and as a result, the amount of expected credit losses was reduced, and the expected increase in cash flows is being accreted into earnings as a yield adjustment over the remaining life of the securities.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Gross realized gains	$16	$33	$36	$176
Gross realized losses	—	—	—	(78)
OTTI	(2)	(1)	(4)	(2)
Net securities gains	$14	$32	$32	$96

The securities that gave rise to credit impairments recognized during the three and six months ended June 30, 2012 and 2011, as shown in the table below, consisted of private MBS with a fair value of $140 million and $193 million at June 30, 2012 and 2011, respectively. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled for the collateral underlying each security. As part of that analysis, the model incorporates loan level information such as loan to collateral values, FICO scores, and home price appreciation/depreciation data specific to the geography of the loan. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three and six months ended June 30, 2012 and 2011, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. The Company has not purchased new private MBS during the six months ended June 30, 2012, and continues to reduce existing exposure primarily through paydowns.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
(Dollars in millions)	MBS - Private	MBS - Private	MBS - Private	MBS - Private
OTTI[1]	$2	$1	$4	$2
Portion of losses recognized in OCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings	$2	$1	$4	$2
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a rollforward of credit losses recognized in earnings for the three and six months ended June 30, 2012 and 2011, related to securities for which some portion of the OTTI loss remains in AOCI:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$27	$21	$25	$20
Additions:
OTTI credit losses on previously impaired securities	2	1	4	2
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)	(1)	(1)	(1)
Balance, end of period	$28	$21	$28	$21

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the three and six months ended June 30:

	2012	2011
Default rate	2 - 6%	4 - 8%
Prepayment rate	7 - 21%	12 - 22%
Loss severity	47 - 56%	39 - 44%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. During the first six months of 2012, there was improvement in the default estimates for certain credit impaired bonds; however, the slower prepayment speeds and higher severity rates resulted in the recognition of additional impairment.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	June 30, 2012	December 31, 2011
Commercial loans:
Commercial & industrial	$52,030	$49,538
Commercial real estate	4,825	5,094
Commercial construction	959	1,240
Total commercial loans	57,814	55,872
Residential loans:
Residential mortgages - guaranteed	5,663	6,672
Residential mortgages - nonguaranteed[1]	24,405	23,243
Home equity products	15,281	15,765
Residential construction	853	980
Total residential loans	46,202	46,660
Consumer loans:
Guaranteed student loans	7,248	7,199
Other direct	2,225	2,059
Indirect	10,506	10,165
Credit cards	565	540
Total consumer loans	20,544	19,963
LHFI	$124,560	$122,495
LHFS	$3,123	$2,353
1Includes $405 million and $431 million of loans carried at fair value at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012 and 2011, the Company transferred $1.1 billion and $198 million in LHFI to LHFS, and $31 million and $46 million in LHFS to LHFI, respectively. Additionally, during the six months ended June 30, 2012 and 2011, the Company sold $454 million and $277 million in loans and leases that had been held for investment at December 31, 2011 and December 31, 2010 for gains of $23 million and $10 million, respectively. There were no other material sales of LHFI during the period.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low expectations of default. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Criticized assets have a higher PD. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Non-Performing (which includes a portion of Adversely Classified, Doubtful, and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.

Notes to Consolidated Financial Statements (Unaudited), continued

Risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, loan characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. In response to updates in the industry-wide FICO scoring model and to enhance the Company's ability to manage risk, the Company updated its FICO scoring model to this updated version for the Home Equity, Indirect, and Other Direct portfolios in the first quarter of 2012. This change was the primary reason for the changes in the percentage of balances across the FICO score ranges noted below. There was no impact to the Company's financial position or results of operations as a result of updating the FICO scoring model.
For government guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At both June 30, 2012 and December 31, 2011, 79% of the guaranteed student loan portfolio was current with respect to payments; however, the loss exposure to the Company is mitigated by the government guarantee.

LHFI by credit quality indicator are shown in the tables below:

	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Credit rating:
Pass	$50,130	$47,683	$3,836	$3,845	$581	$581
Criticized accruing	1,569	1,507	756	961	247	369
Criticized nonaccruing	331	348	233	288	131	290
Total	$52,030	$49,538	$4,825	$5,094	$959	$1,240

	Residential mortgages - nonguaranteed [2]		Home equity products		Residential construction
(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current FICO score range:
700 and above	$17,567	$16,139	$11,583	$11,084	$613	$661
620 - 699	4,149	4,132	2,405	2,903	158	202
Below 620[1]	2,689	2,972	1,293	1,778	82	117
Total	$24,405	$23,243	$15,281	$15,765	$853	$980

	Consumer - other direct		Consumer - indirect		Consumer - credit cards
(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Current FICO score range:
700 and above	$1,829	$1,614	$7,965	$7,397	$379	$347
620 - 699	325	359	1,886	1,990	142	142
Below 620[1]	71	86	655	778	44	51
Total	$2,225	$2,059	$10,506	$10,165	$565	$540
1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
2Excludes $5.7 billion and $6.7 billion at June 30, 2012 and December 31, 2011, respectively, of guaranteed residential loans. At both June 30, 2012 and December 31, 2011, the majority of these loans had FICO scores of 700 and above.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	As of June 30, 2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
Commercial & industrial	$51,600	$76	$23	$331	$52,030
Commercial real estate	4,582	8	2	233	4,825
Commercial construction	826	2	—	131	959
Total commercial loans	57,008	86	25	695	57,814
Residential loans:
Residential mortgages - guaranteed	4,357	144	1,162	—	5,663
Residential mortgages - nonguaranteed[1]	22,834	255	30	1,286	24,405
Home equity products	14,828	151	—	302	15,281
Residential construction	691	7	1	154	853
Total residential loans	42,710	557	1,193	1,742	46,202
Consumer loans:
Guaranteed student loans	5,746	583	919	—	7,248
Other direct	2,201	14	6	4	2,225
Indirect	10,443	45	1	17	10,506
Credit cards	553	6	6	—	565
Total consumer loans	18,943	648	932	21	20,544
Total LHFI	$118,661	$1,291	$2,150	$2,458	$124,560
1Includes $405 million of loans carried at fair value.
2Total nonaccruing loans past due 90 days or more totaled $2.0 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

	As of December 31, 2011
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
Commercial & industrial	$49,098	$80	$12	$348	$49,538
Commercial real estate	4,797	9	—	288	5,094
Commercial construction	943	7	—	290	1,240
Total commercial loans	54,838	96	12	926	55,872
Residential loans:
Residential mortgages - guaranteed	5,394	176	1,102	—	6,672
Residential mortgages - nonguaranteed[1]	21,501	324	26	1,392	23,243
Home equity products	15,223	204	—	338	15,765
Residential construction	737	22	1	220	980
Total residential loans	42,855	726	1,129	1,950	46,660
Consumer loans:
Guaranteed student loans	5,690	640	869	—	7,199
Other direct	2,032	14	6	7	2,059
Indirect	10,074	66	5	20	10,165
Credit cards	526	7	7	—	540
Total consumer loans	18,322	727	887	27	19,963
Total LHFI	$116,015	$1,549	$2,028	$2,903	$122,495
1Includes $431 million of loans carried at fair value.
2Total nonaccruing loans past due 90 days or more totaled $2.3 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

Notes to Consolidated Financial Statements (Unaudited), continued

Impaired Loans

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Commercial nonaccrual loans greater than $3 million and certain consumer, residential, and commercial loans whose terms have been modified in a TDR are individually evaluated for impairment. Smaller-balance homogeneous loans that are collectively evaluated for impairment are not included in the following tables. Additionally, the tables below exclude guaranteed student loans and guaranteed residential mortgages for which there was nominal risk of principal loss.

	As of June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$45	$37	$—	$37	$—	$38	$—
Commercial real estate	83	51	—	59	1	63	1
Commercial construction	28	17	—	28	—	32	—
Total commercial loans	156	105	—	124	1	133	1
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	90	74	7	81	—	83	—
Commercial real estate	92	76	7	82	—	84	—
Commercial construction	68	63	4	66	—	67	1
Total commercial loans	250	213	18	229	—	234	1
Residential loans:
Residential mortgages - nonguaranteed	2,659	2,255	238	2,255	20	2,260	42
Home equity products	577	534	92	535	7	539	13
Residential construction	274	227	25	232	3	237	5
Total residential loans	3,510	3,016	355	3,022	30	3,036	60
Consumer loans:
Other direct	12	12	1	12	—	12	—
Indirect	14	14	—	14	1	15	1
Credit cards	25	25	7	25	—	26	1
Total consumer loans	51	51	8	51	1	53	2
Total impaired loans	$3,967	$3,385	$381	$3,426	$32	$3,456	$64
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the three and six months ended June 30, 2012, cash basis interest income was $4 million and $8 million, respectively.

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

Included in the impaired loan balances above were $2.6 billion of accruing TDRs at both June 30, 2012 and December 31, 2011, of which 94% and 93% were current, respectively. For further information regarding the Company’s loan impairment policy, see Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Nonperforming assets are shown in the following table:

(Dollars in millions)	June 30, 2012	December 31, 2011
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial	$331	$348
Commercial real estate	233	288
Commercial construction	131	290
Residential loans:
Residential mortgages - nonguaranteed	1,286	1,392
Home equity products	302	338
Residential construction	154	220
Consumer loans:
Other direct	4	7
Indirect	17	20
Total nonaccrual/NPLs	2,458	2,903
OREO[1]	331	479
Other repossessed assets	11	10
Total nonperforming assets	$2,800	$3,392
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $124 million and $132 million at June 30, 2012 and December 31, 2011, respectively.

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
At June 30, 2012 and December 31, 2011, the Company had $4 million and $5 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.
The number and amortized cost of loans modified under the terms of a TDR during the three and six months ended June 30, 2012 and 2011, by type of modification, are shown in the following tables:

	Three Months Ended June 30, 2012
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [1]	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	80	$—	$1	$3	$4
Commercial real estate	13	6	6	—	12
Commercial construction	5	1	—	10	11
Residential loans:
Residential mortgages - nonguaranteed	199	—	21	—	21
Home equity products	457	—	33	2	35
Residential construction	140	—	1	20	21
Consumer loans:
Other direct	27	—	—	1	1
Indirect	795	—	—	14	14
Credit cards	361	—	2	—	2
Total TDRs	2,077	$7	$64	$50	$121

	Six Months Ended June 30, 2012
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [1]	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	183	$—	$2	$15	$17
Commercial real estate	23	12	7	2	21
Commercial construction	12	2	—	11	13
Residential loans:
Residential mortgages - nonguaranteed	424	—	41	1	42
Home equity products	841	—	64	3	67
Residential construction	175	—	1	29	30
Consumer loans:
Other direct	39	—	—	1	1
Indirect	795	—	—	14	14
Credit cards	863	—	5	—	5
Total TDRs	3,355	$14	$120	$76	$210
1Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness was $1 million during both the three and six months ended June 30, 2012.
2Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and six months ended June 30, 2012.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2011
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [1]	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	56	$19	$22	$3	$44
Commercial real estate	9	4	—	3	7
Commercial construction	8	3	—	31	34
Residential loans:
Residential mortgages - nonguaranteed	258	—	61	5	66
Home equity products	398	—	31	—	31
Residential construction	27	—	5	1	6
Consumer loans:
Other direct	11	—	—	1	1
Total TDRs	767	$26	$119	$44	$189

	Six Months Ended June 30, 2011
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [1]	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	78	$27	$22	$8	$57
Commercial real estate	25	22	16	15	53
Commercial construction	82	27	2	41	70
Residential loans:
Residential mortgages - nonguaranteed	528	—	142	8	150
Home equity products	743	—	62	—	62
Residential construction	50	—	10	1	11
Consumer loans:
Other direct	51	—	—	2	2
Total TDRs	1,557	$76	$254	$75	$405

1Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and six months ended June 30, 2011 was $8 million and $9 million, respectively.
2Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and six months ended June 30, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

The preceding tables represent loans modified under the terms of a TDR during the three and six months ended June 30, 2012 and 2011, whereas the following tables represent loans modified as a TDR over longer time periods; as specified in the tables below, that became 90 days or more delinquent during the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30, 2012 [1]		Six Months Ended June 30, 2012 [2]
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	14	$1	25	$3
Commercial real estate	—	—	4	4
Commercial construction	4	4	7	6
Residential loans:
Residential mortgages	28	9	56	14
Home equity products	38	3	81	6
Residential construction	6	—	17	2
Consumer loans:
Other direct	—	—	2	—
Credit cards	57	—	135	1
Total TDRs	147	$17	327	$36
1For the three months ended June 30, 2012, this represents defaults on loans that were first modified between the periods April 1, 2011 and June 30, 2012.
2For the six months ended June 30, 2012, this represents defaults on loans that were first modified between the periods January 1, 2011 and June 30, 2012.

	Three Months Ended June 30, 2011 [1]		Six Months Ended June 30, 2011 [2]
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	10	$—	20	$2
Commercial real estate	2	1	6	1
Commercial construction	8	15	14	24
Residential loans:
Residential mortgages	94	23	334	75
Home equity products	47	4	111	11
Residential construction	8	1	23	5
Consumer loans:
Other direct	5	—	7	—
Total TDRs	174	$44	515	$118
1For the three months ended June 30, 2011, this represents defaults on loans that were first modified between the periods April 1, 2010 and June 30, 2011.
2For the six months ended June 30, 2011, this represents defaults on loans that were first modified between the periods January 1, 2010 and June 30, 2011.

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $680 million and $630 million at June 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2012, the Company owned $46.2 billion in residential loans, representing 37% of total LHFI, and had $12.2 billion in commitments to extend credit on home equity lines and $9.1 billion in mortgage loan commitments. Of the residential loans owned at June 30, 2012, 12% were guaranteed by a federal agency or a GSE. At December 31, 2011, the Company owned $46.7 billion in residential real estate loans, representing 38% of total LHFI, and had $12.7 billion in commitments to extend credit on home equity lines and $7.8 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2011, 14% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $14.2 billion and $14.7 billion of mortgage loans at June 30, 2012 and December 31, 2011, respectively, that included terms such as an interest only feature, a high LTV ratio, or a junior lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $8.7 billion and $9.4 billion were interest only loans, primarily with a ten year interest only period. Approximately $1.7 billion of those interest only loans as of June 30, 2012 and $1.9 billion as of December 31, 2011, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were junior liens. Additionally, the Company owned approximately $5.5 billion and $5.3 billion of amortizing loans with no mortgage insurance at both June 30, 2012 and December 31, 2011, comprised of first liens with combined original LTV ratios in excess of 80% and junior liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance have increased as the benefits of mortgage insurance covering certain junior lien mortgage loans have been exhausted, resulting in the loans effectively no longer being insured.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period	$2,400	$2,908	$2,505	$3,032
Provision for loan losses	302	395	615	846
Provision/(benefit) for unfunded commitments	(2)	(3)	2	(7)
Loan charge-offs	(397)	(563)	(860)	(1,178)
Loan recoveries	47	58	88	102
Balance at end of period	$2,350	$2,795	$2,350	$2,795
Components:
ALLL	$2,300	$2,744
Unfunded commitments reserve[1]	50	51
Allowance for credit losses	$2,350	$2,795
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended June 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$901	$1,315	$132	$2,348
Provision for loan losses	49	230	23	302
Loan charge-offs	(94)	(274)	(29)	(397)
Loan recoveries	31	6	10	47
Balance at end of period	$887	$1,277	$136	$2,300

	Three Months Ended June 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,255	$1,440	$159	$2,854
Provision for loan losses	124	252	19	395
Loan charge-offs	(220)	(303)	(40)	(563)
Loan recoveries	41	6	11	58
Balance at end of period	$1,200	$1,395	$149	$2,744

	Six Months Ended June 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	87	488	40	615
Loan charge-offs	(220)	(576)	(64)	(860)
Loan recoveries	56	11	21	88
Balance at end of period	$887	$1,277	$136	$2,300

	Six Months Ended June 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	232	574	40	846
Loan charge-offs	(405)	(688)	(85)	(1,178)
Loan recoveries	70	11	21	102
Balance at end of period	$1,200	$1,395	$149	$2,744

As discussed in Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	As of June 30, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$318	$18	$3,016	$355	$51	$8	$3,385	$381
Collectively evaluated	57,495	869	42,781	922	20,493	128	120,769	1,919
Total evaluated	57,813	887	45,797	1,277	20,544	136	124,154	2,300
LHFI at fair value	1	—	405	—	—	—	406	—
Total LHFI	$57,814	$887	$46,202	$1,277	$20,544	$136	$124,560	$2,300

	As of December 31, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$412	$34	$3,141	$405	$39	$9	$3,592	$448
Collectively evaluated	55,458	930	43,088	949	19,924	130	118,470	2,009
Total evaluated	55,870	964	46,229	1,354	19,963	139	122,062	2,457
LHFI at fair value	2	—	431	—	—	—	433	—
Total LHFI	$55,872	$964	$46,660	$1,354	$19,963	$139	$122,495	$2,457

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 14, "Business Segment Reporting," SunTrust reorganized its management reporting structure in the first quarter of 2012 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation. After the allocation, Consumer Banking and Private Wealth Management's goodwill balance was comprised of $3.6 billion and $335 million previously recorded within the Retail Banking and W&IM segments, respectively. Wholesale Banking's goodwill balance was comprised of $1.3 billion, $47 million, $928 million, and $180 million previously recorded within the Retail Banking, W&IM, Diversified Commercial Banking, and CIB segments, respectively.

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first six months of 2012, noting the Company's overall performance and stock price has improved during this period. Giving specific consideration to the changes in reporting units, the Company did not observe any qualitative factors which caused the Company to believe that goodwill is more likely than not impaired. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2012, including the reallocation as noted above, are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Acquisition of FirstAgain, LLC	—	—	—	—	32	—	32
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Balance, June 30, 2012	$—	$—	$—	$—	$3,962	$2,414	$6,376

Balance, January 1, 2011	$4,854	$928	$180	$361	$—	$—	$6,323
Contingent consideration	—	—	—	1	—	—	1
Acquisition of certain additional assets of CSI Capital Management	—	—	—	19	—	—	19
Balance, June 30, 2011	$4,854	$928	$180	$381	$—	$—	$6,343

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(11)	—	(11)	(22)
MSRs originated	—	161	—	161
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(102)	—	(102)
Other changes in fair value [2]	—	(112)	—	(112)
Sale of MSRs	—	(3)	—	(3)
Balance, June 30, 2012	$27	$865	$47	$939

Balance, January 1, 2011	$67	$1,439	$65	$1,571
Amortization	(16)	—	(7)	(23)
MSRs originated	—	136	—	136
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(51)	—	(51)
Other changes in fair value [2]	—	(94)	—	(94)
Sale of MSRs	—	(7)	—	(7)
Other	—	—	7	7
Balance, June 30, 2011	$51	$1,423	$65	$1,539
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
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended June 30, 2012 and 2011 was $80 million and $94 million, respectively, and $163 million and $186 million for the six months ended June 30, 2012 and 2011, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
As of June 30, 2012 and December 31, 2011, the total unpaid principal balance of mortgage loans serviced was $153.4 billion and $157.8 billion, respectively. Included in these amounts were $118.9 billion and $124.1 billion as of June 30, 2012 and December 31, 2011, respectively, of loans serviced for third parties. During the six months ended June 30, 2012, the Company sold MSRs on residential loans with an unpaid principal balance of $1.4 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.

At the end of each quarter, the Company determines the fair value of the MSRs using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using market based prepayment rates, discount rates, and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the valuation committee review all significant assumptions quarterly since many factors can affect the fair value of MSRs. Changes in the valuation model inputs and assumptions are reported in the periods' results.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of June 30, 2012 and December 31, 2011, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the decrease in fair value during the six months ended June 30, 2012 was driven by a 4% decline in the principal balance of loans serviced for others and a decrease in prevailing interest rates during the six months ended June 30, 2012.

(Dollars in millions)	June 30, 2012	December 31, 2011
Fair value of retained MSRs	$865	$921
Prepayment rate assumption (annual)	20%	20%
Decline in fair value from 10% adverse change	$55	$52
Decline in fair value from 20% adverse change	100	98
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$31	$33
Decline in fair value from 20% adverse change	60	63
Weighted-average life (in years)	4.2	4.3
Weighted-average coupon	5.0%	5.2%

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

NOTE 6 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide.
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
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement and supplements Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $236 million, and $107 million, including servicing rights for the three months ended June 30, 2012 and 2011, respectively and $460 million and $118 million for the six months ended June 30, 2012 and 2011, respectively. These gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 11, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of June 30, 2012 and December 31, 2011, the fair value of securities received totaled $96 million and $104 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets as of June 30, 2012 and December 31, 2011 of the unconsolidated trusts in which the Company has a VI are $484 million and $529 million, respectively. No events have occurred during the six months ended June 30, 2012 that would change the Company's previous conclusion that it is not the primary beneficiary of any of these securitization entities.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties. Discussion of the Company's representations and warranties is included in Note 11, “Reinsurance Arrangements and Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of, and thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At June 30, 2012, the Company’s Consolidated Balance Sheets reflected $322 million of loans held by the CLO and $288 million of debt issued by the CLO. At December 31, 2011, the Company’s Consolidated Balance Sheets reflected $315 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could

Notes to Consolidated Financial Statements (Unaudited), continued

potentially be significant to the VIE. The Company's preference share exposure was valued at $2 million as of June 30, 2012 and December 31, 2011. The Company’s only remaining involvement with these VIEs was through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At June 30, 2012 and December 31, 2011, the Company’s Consolidated Balance Sheets did not include $1.9 billion and 2.0 billion, respectively, of estimated assets and $1.8 billion and $1.9 billion, respectively, of estimated liabilities. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the six months ended June 30, 2012 that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
Student Loans
In 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At June 30, 2012 and December 31, 2011, the Company’s Consolidated Balance Sheets reflected $416 million and $438 million, respectively, of assets held by the Student Loan entity and $412 million and $433 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at June 30, 2012 and December 31, 2011 includes current senior interests held in trading securities, which had a fair value of $43 million.
As discussed further in Note 12, "Fair Value Election and Measurement," the Company values these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. The underlying collateral of the VIEs is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. From a sensitivity analysis of the overcolleralization, the Company estimates that if each of the VIEs in which the Company holds retained positions experienced one to three additional large deferrals or defaults of an underlying collateral obligation, the fair value of the retained ARS would decline $9 million to $28 million, respectively.
At June 30, 2012 and December 31, 2011, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.2 billion. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the six months ended June 30, 2012 that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Cash flows on interests held:
Residential Mortgage Loans	$8	$13	$15	$28
Commercial and Corporate Loans	—	1	—	1
CDO Securities	1	—	1	1
Total cash flows on interests held	$9	$14	$16	$30
Servicing or management fees:
Residential Mortgage Loans	$1	$1	$1	$2
Commercial and Corporate Loans	2	2	5	5
CDO Securities	—	—	—	—
Total servicing or management fees	$3	$3	$6	$7

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of June 30, 2012 and December 31, 2011 and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three and six months ended June 30, 2012 and 2011 are as follows:

	Portfolio Balance		Past Due				Net Charge-offs
	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011		For the Three Months Ended June 30		For the Six Months Ended June 30

(Dollars in millions)							2012	2011	2012	2011
Type of loan:
Commercial	$57,814	$55,872	$720		$938		$63	$179	$164	$335
Residential	46,202	46,660	2,935		3,079		268	297	565	677
Consumer	20,544	19,963	953		914		19	29	43	64
Total loan portfolio	124,560	122,495	4,608		4,931		350	505	772	1,076
Managed securitized loans:
Commercial	1,920	1,978	20		43		—	—	—	—
Residential	110,031	114,342	2,642	[1]	3,310	[1]	9	15	16	27
Total managed loans	$236,511	$238,815	$7,270		$8,284		$359	$520	$788	$1,103
1Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities as further discussed in Note 11, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Three Pillars Funding, LLC
The Company previously assisted in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provided financing for direct purchases of financial assets originated and serviced by the Company’s corporate clients by issuing CP. The Company was the primary beneficiary of Three Pillars.
In January 2012, the Company initiated the process of liquidating Three Pillars. As of June 30, 2012, all commitments and outstanding loans of Three Pillars have been transferred to the Bank. Three Pillars' CP has been repaid in full and the remaining other assets and liabilities are immaterial to the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At June 30, 2012 and December 31, 2011, the Company had $1.9 billion and $1.7 billion, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.9 billion and $1.6 billion at June 30, 2012 and December 31, 2011, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At June 30, 2012, the fair values of these TRS assets and liabilities were $29 million and $25 million, respectively, and at December 31, 2011, the fair values of these TRS assets and liabilities were $20 million and $17 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the six months ended June 30, 2012 and 2011. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of June 30, 2012 and December 31, 2011, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $5 million and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of June 30, 2012 and December 31, 2011. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and six months ended June 30, 2012 and 2011, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. These limited partner interests had carrying values of $189 million and $194 million at June 30, 2012 and December 31, 2011, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $454 million and $472 million at June 30, 2012 and December 31, 2011, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $238 million and $249 million of loans, interest-rate swaps, or letters of credit issued by the Company to the limited partnerships at June 30, 2012 and December 31, 2011, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
Additionally, the Company invests in funds whose purpose is to invest in affordable housing developments as the limited partner investor. The Company owns minority and noncontrolling interests in these funds. As of June 30, 2012 and December 31, 2011, the Company's investment in these funds totaled $67 million and $68 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $106 million and $108 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of June 30, 2012 and December 31, 2011, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $349 million and $360 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $104 million and $107 million, respectively. See Note 12, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of June 30, 2012 and December 31, 2011 were $1.0 billion and $1.1 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the three and six months ended June 30, 2012 and 2011.

NOTE 7 – NET INCOME PER COMMON SHARE
Equivalent shares of 26 million and 32 million related to common stock options and common stock warrants outstanding as of June 30, 2012 and 2011, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2012 and 2011 is included below. Additionally, included below is a reconciliation of net income to net income available to common shareholders.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2012	2011	2012	2011
Net income	$275	$178	$525	$358
Preferred dividends	(3)	(2)	(6)	(4)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	—	(66)
Accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(2)	(2)	(4)	(2)
Net income available to common shareholders	$270	$174	$515	$212
Average basic common shares	534	532	534	516
Effect of dilutive securities:
Stock options	1	1	1	2
Restricted stock	2	2	2	2
Average diluted common shares	537	535	537	520
Net income per average common share - diluted	$0.50	$0.33	$0.96	$0.41
Net income per average common share - basic	$0.51	$0.33	$0.97	$0.41

NOTE 8 - INCOME TAXES
The provision for income taxes was $91 million and $58 million for the three months ended June 30, 2012 and 2011, respectively, representing an effective tax rate of 25% for each of these periods. The provision for income taxes was $160 million and $91 million for the six months ended June 30, 2012 and 2011, respectively, representing effective tax rates of 23% and 20%, respectively. The Company calculated income taxes for the three and six months ended June 30, 2012 and 2011 based on actual year-to-date results. Interest and penalties related to tax matters are recorded as a component of the income tax provision.

NOTE 9 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. The Company's AIP plan includes a higher number of eligible employees that previously received compensation under other incentive plans, including MIP. Compensation expense for the AIP and LTI cash plans was $40 million and $32 million for the three months ended June 30, 2012 and 2011, respectively, and $77 million and $60 million for the six months ended June 30, 2012 and 2011, respectively.
Previously, TARP prohibited the payment of any bonus, incentive compensation or stock option award to the Company's five NEOs and certain other highly-compensated executives. As a result, beginning in January 2010, the Company paid additional base salary amounts in the form of stock (salary shares) to the NEOs and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan") until the Company repaid TARP. The Company settled the stock units in cash; for the 2010 salary shares, one half was settled on March 31, 2011 and one half was settled on March 31, 2012. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount paid upon settlement of the stock units was equal to the value of a share of SunTrust common stock on the settlement date. The value of salary shares paid was $4 million and $7 million in 2012 and 2011, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the SunTrust Banks Inc. 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company, some of which may have performance or other conditions such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of a ROA target.
The Company granted 1,665,570 shares of restricted stock and 1,690,515 RSUs during the first six months of 2012. The weighted average grant-date fair value of these awards was $21.80 and $20.77 per share, respectively. The Company also granted 859,390 shares of stock options with a weighted average exercise price of $21.92. The fair value of options granted during the first six months of 2012 and 2011 was $7.83 and $10.97 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30
	2012	2011
Dividend yield	0.91%	0.67%
Expected stock price volatility	39.88	34.73
Risk-free interest rate (weighted average)	1.07	2.61
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Stock-based compensation expense:
Stock options	$2	$5	$6	$8
Restricted stock	8	8	15	17
RSUs	4	8	18	8
Total stock-based compensation expense	$14	$21	$39	$33

The recognized stock-based compensation tax benefit was $6 million and $8 million for the three months ended June 30, 2012 and 2011, respectively, and $15 million and $12 million for the six months ended June 30, 2012 and 2011, respectively.

Retirement Plans
Certain Retirement Plans were amended in 2011 to cease all future benefit accruals as disclosed in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefits Plans") in the first six months of 2012. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.00% for 2012.
Anticipated employer contributions/benefit payments for 2012 are $28 million for the SERP. For the three and six months ended June 30, 2012, the actual contributions/benefit payments were $1 million and $2 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three and six months ended June 30, 2012. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2012 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 6.25% for 2012.

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30
	2012		2011
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$—	$—	$17	$—
Interest cost	31	1	32	2
Expected return on plan assets	(43)	(1)	(47)	(2)
Amortization of prior service credit	—	—	(4)	—
Recognized net actuarial loss	6	—	11	—
Net periodic (benefit)/cost	($6)	$—	$9	$—

	Six Months Ended June 30
	2012		2011
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$—	$—	$35	$—
Interest cost	60	3	64	5
Expected return on plan assets	(86)	(3)	(94)	(4)
Amortization of prior service credit	—	—	(9)	—
Recognized net actuarial loss	12	—	21	—
Net periodic (benefit)/cost	($14)	$—	$17	$1

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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty adjusted for held and posted collateral, if such net value is an asset to the Company. As of June 30, 2012, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.3 billion, representing the $3.4 billion of derivative gains adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions. As of December 31, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.4 billion, representing $3.6 billion of derivative gains, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $32 million and $36 million as of June 30, 2012 and December 31, 2011, respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master trading agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.2 billion in fair value at both June 30, 2012 and December 31, 2011 contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and

Notes to Consolidated Financial Statements (Unaudited), continued

apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At June 30, 2012, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $10 million in fair value liabilities as of June 30, 2012. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $4 million at June 30, 2012, against which the Bank had posted collateral of $1 million; ATEs do not exist at lower ratings levels. At June 30, 2012, $1.2 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.2 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at June 30, 2012 of $15 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $8 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2012 and December 31, 2011. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2012 and December 31, 2011. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	As of June 30, 2012[1]
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [2]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547		$—	Trading liabilities	$1,547		$349
Interest rate contracts hedging:
Floating rate loans	Trading assets	13,350		854	Trading liabilities	—		—
Total		14,897		854		1,547		349
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000		63	Trading liabilities	—		—
Total		1,000		63		—		—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		7	Trading liabilities	60		10
MSRs	Other assets	13,558		416	Other liabilities	4,860		36
LHFS, IRLCs, LHFI-FV	Other assets	2,922		9	Other liabilities	7,485	[5]	51
Trading activity [6]	Trading assets	87,129		6,429	Trading liabilities	95,911		6,094
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	33		1	Trading liabilities	—		—
Trading activity	Trading assets	2,489		63	Trading liabilities	2,712		64
Credit contracts covering:
Loans	Other assets	60		1	Other liabilities	368		5
Trading activity	Trading assets	2,044	[7]	34	Trading liabilities	2,035	[7]	28
Equity contracts - Trading activity [6]	Trading assets	12,883		1,348	Trading liabilities	15,807		1,464
Other contracts:
IRLCs and other	Other assets	6,402		135	Other liabilities	134	[8]	3	[8]
Trading activity	Trading assets	310		26	Trading liabilities	285		26
Total		128,267		8,469		129,657		7,781
Total derivatives		$144,164		$9,386		$131,204		$8,130
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of June 30, 2012 are presented in Note 12, "Fair Value Election and Measurement."
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.2 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $20.3 billion and $0.6 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
7 Asset and liability amounts include $2 million and $5 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a $3 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.”

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
7 Asset and liability amounts include $2 million and $6 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Three Months Ended June 30, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($103)		$—
Interest rate contracts hedging Floating rate loans[1]	117	Interest and fees on loans	83
Total	$14		$83

	Six Months Ended June 30, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($161)		$—
Interest rate contracts hedging Floating rate loans[1]	167	Interest and fees on loans	166
Total	$6		$166
1 During the three and six months ended June 30, 2012, the Company also reclassified $37 million and $105 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended June 30, 2012
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]
Interest rate contracts hedging Fixed rate debt	$8	($8)	$—
Interest rate contracts hedging Securities AFS	—	—	—
Total	$8	($8)	$—

	Six Months Ended June 30, 2012
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]
Interest rate contracts hedging Fixed rate debt	$7	($7)	$—
Interest rate contracts hedging Securities AFS	1	(1)	—
Total	$8	($8)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended June 30, 2012	Amount of gain/(loss) recognized in Income on Derivatives for the Six Months Ended June 30, 2012
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income	($2)	($1)
MSRs	Mortgage servicing related income	269	196
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(135)	(170)
Trading activity	Trading income	27	54
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	115	130
Trading activity	Trading income	11	14
Credit contracts covering:
Loans	Other income [1]	(1)	(4)
Trading activity	Trading income	6	12
Equity contracts - trading activity	Trading income	10	13
Other contracts:
IRLCs	Mortgage production related income	257	442
Total		$557	$686
1 For the six months ended June 30, 2012, losses of $3 million were recorded in trading income.

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2011 are presented below:

	Three Months Ended June 30, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$6		$—
Interest rate contracts hedging Floating rate loans[1]	261	Interest and fees on loans	105
Total	$267		$105

	Six Months Ended June 30, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	($10)		$—
Interest rate contracts hedging Floating rate loans[1]	234	Interest and fees on loans	218
Total	$224		$218
1 During the three and six months ended June 30, 2011, the Company also reclassified $49 million and $90 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2011
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt[1]	$15	($15)	$—

	Six Months Ended June 30, 2011
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt[1]	$15	($15)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended June 30, 2011	Amount of gain/(loss) recognized in Income on Derivatives for the Six Months Ended June 30, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income	$—	$1
MSRs	Mortgage servicing related income	134	91
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(67)	(93)
Trading activity	Trading income	33	37
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	29	110
Trading activity	Trading income	(5)	(6)
Credit contracts covering:
Loans	Trading income	—	(1)
Trading activity	Trading income	4	8
Equity contracts - trading activity	Trading income	5	8
Other contracts:
IRLCs	Mortgage production related income	48	84
Total		$181	$239

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of June 30, 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June 30, 2012, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2012 and 2011, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2012, the written CDS had remaining terms ranging from less than one year to nine years. The

Notes to Consolidated Financial Statements (Unaudited), continued

maximum guarantees outstanding at June 30, 2012 and December 31, 2011, as measured by the gross notional amounts of written CDS, were $117 million and $167 million, respectively. At June 30, 2012 and December 31, 2011, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $125 million and $175 million, respectively. The fair values of written CDS were $1 million and $4 million at June 30, 2012 and December 31, 2011, respectively, and the fair values of purchased CDS were $2 million and $6 million at June 30, 2012 and December 31, 2011, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At June 30, 2012 and December 31, 2011, there were $1.9 billion and $1.6 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at June 30, 2012 were $29 million and $25 million, respectively, and related collateral held at June 30, 2012 was $283 million. The fair values of the TRS derivative assets and liabilities at December 31, 2011 were $20 million and $17 million, respectively, and related collateral held at December 31, 2011 was $285 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2012, the remaining terms on these risk participations generally ranged from one year to eleven years with a weighted average on the maximum estimated exposure of 4.1 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $42 million and $57 million at June 30, 2012 and December 31, 2011, respectively. The fair values of the written risk participations were not material at both June 30, 2012 and December 31, 2011. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At June 30, 2012, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2012, the maximum range of hedge maturities for hedges of floating rate loans was one to five years, with the weighted average being 2.9 years. Ineffectiveness on these hedges was not material during the three and six months ended June 30, 2012 and 2011. As of June 30, 2012, $278 million, net of tax, of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
During the third quarter of 2008, the Company executed the Agreements on 30 million common shares of Coke. A consolidated subsidiary of SunTrust owns 22.9 million Coke common shares and a consolidated subsidiary of the Bank owns 7.1 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common

Notes to Consolidated Financial Statements (Unaudited), continued

shares, which are expected to occur between 6.5 years and 7 years from the Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under the Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 capital treatment was significantly based on this expected disposition of the Coke common shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recognized in AOCI and any ineffective portions recognized in trading income. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. During the three and six months ended June 30, 2012 and 2011, the Company recognized ineffectiveness gains of approximately $1 million, respectively. Ineffectiveness gains were recognized in trading income. Other than potential measured hedge ineffectiveness, no amounts are expected to be reclassified from AOCI over the next twelve months and any remaining amounts recognized in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

•
The Company was exposed to foreign exchange rate risk associated with certain senior notes denominated in pound sterling. This risk was economically hedged with cross currency swaps, which received pound sterling and paid U.S. dollars. During the three months ended June 30, 2012, this debt and the related hedges matured. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

•
The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking segment. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other income in the Consolidated Statements of Income.

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

NOTE 11 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2012 and December 31, 2011, approximately $7.0 billion and $8.0 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At June 30, 2012 and December 31, 2011, the total loss exposure ceded to the Company was approximately $275 million and $309 million, respectively; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $27 million. Of this amount, $24 million of losses have been reserved for as of June 30, 2012, reducing the Company’s net remaining loss exposure to $3 million. The reinsurance reserve was $38 million as of December 31, 2011. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $3 million and $6 million, for the three months ended June 30, 2012 and 2011, respectively and $8 million and $14 million for the six months ended June 30, 2012 and 2011, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled $3 million and $6 million, for the three months ended June 30, 2012 and 2011, respectively, and $9 million and $13 million for the six months ended June 30, 2012 and 2011, respectively, is reported as part of other noninterest expense.

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

As of June 30, 2012 and December 31, 2011, the maximum potential amount of the Company’s obligation was $4.8 billion and $5.2 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $104 million and $105 million in other liabilities in the Consolidated Balance Sheets for unearned fees related to these letters of credit as of June 30, 2012 and December 31, 2011, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses.”

Loan Sales
STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited amount of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to June 30, 2012, which totaled $256.5 billion at the time of sale, consisting of $197.3 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $28.9 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of June 30, 2012 is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	Total
GSE[1]	$3.7	$4.4	$8.7	$8.8	$20.8	$12.4	$12.5	$9.7	$81.0
Ginnie Mae[1]	0.7	0.5	0.5	2.4	5.1	3.7	2.9	2.3	18.1
Non-agency	3.9	5.6	4.2	—	—	—	—	—	13.7
Total	$8.3	$10.5	$13.4	$11.2	$25.9	$16.1	$15.4	$12.0	$112.8
1 Balances based on loans serviced by the Company.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and, in addition to identifying a representation or warranty breach, non-agency investors are generally required to demonstrate that the alleged breach was material, and that it caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences have historically been limited and the repurchase liability for loans sold to Ginnie Mae is immaterial. As discussed in Note 13, "Contingencies," during the second quarter the Company was informed of the commencement of an investigation by the HUD regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs and non-agency investors were $937 million during the six months ended June 30, 2012 and $1.7 billion, $1.1 billion, and $1.1 billion during the years ended 2011, 2010, and 2009, respectively, and on a cumulative basis since 2005 totaled $6.2 billion, which includes Ginnie Mae repurchase requests. The majority of these requests are from GSEs, with a limited number of requests having been received from non-agency investors. Repurchase requests from non-agency investors were $6 million during the six months ended June 30, 2012 and $50 million, $55 million, and $99 million during the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, repurchase requests related to loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been contested to the extent they are not considered valid. At June 30, 2012, the unpaid principal balance of loans related to unresolved requests previously received from investors was $652 million, comprised of $642 million from the GSEs and $10 million from non-agency investors. Comparable amounts at December 31, 2011, were $590 million, comprised of $578 million from the GSEs and $12 million from non-agency investors.
The Company uses the best information available when estimating its mortgage repurchase liability. As of June 30, 2012 and December 31, 2011, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $434 million and $320 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income.
A significant degree of judgment is used to estimate the mortgage repurchase liability. This estimation process is inherently uncertain and subject to imprecision; consequently, there is a range of reasonably possible loss in excess of the recorded repurchase liability. Based on an analysis of the assumptions used to estimate the repurchase liability related to loans sold prior to 2009, the Company estimates that it is reasonably possible that the estimated liability, as of June 30, 2012, could exceed the current repurchase liability by $0 to $500 million. This estimate is subject to revision due to changes in borrower default levels, investor request criteria and behavior, repurchase rates, and home values. This estimate of reasonably possible incremental loss does not pertain to non-agency investors or to loans sold after 2008 due to the limited amount of historical repurchase requests and loss experience the Company has realized on these more recent vintages; therefore, the Company is unable to estimate a reasonably possible range of loss for loans sold to non-agency investors or for loans sold subsequent to 2008. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period	$383	$270	$320	$265
Repurchase provision	155	90	330	170
Charge-offs	(104)	(61)	(216)	(136)
Balance at end of period	$434	$299	$434	$299

During the six months ended June 30, 2012 and 2011, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $368 million and $246 million, respectively, related to investor demands. As of June 30, 2012 and December 31, 2011, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $294 million and $252 million, respectively, of which $128 million and $134 million, respectively, were nonperforming.
As of June 30, 2012, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. STM recognizes a liability for contingent losses when MSRs are sold, which totaled $10 million and $8 million as of June 30, 2012 and December 31, 2011, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $32 million and $10 million as of June 30, 2012 and December 31, 2011, respectively. If required, these contingent payments will be payable over the next three years.

Visa
The Company issues and acquires credit and debit card transactions through Visa. The Company is a defendant, along with Visa and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa's certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
As of June 30, 2012, Visa had funded $8.1 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa's IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to another financial institution (“the Counterparty”) and entered into a derivative with the Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Counterparty, the change in conversion rate, and Visa’s share price. The Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of June 30, 2012 the conversion factor had decreased to 0.4254 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Counterparty of $23 million, $8 million, and $17 million, during the six months ending June 30, 2012, and for the years ended 2011 and 2010, respectively. The estimated fair value of the derivative liability recorded as of June 30, 2012 and December 31, 2011 was $3 million and $22 million, respectively.
In July 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion which will be paid from its litigation escrow account. As the escrow account is sufficient to cover the expected liability, the Company does not expect the conversion ratio to decrease below the 0.4254 ratio as of June 30, 2012, and thus, is not expecting any additional payments to the Counterparty, other than certain fixed charges included in the liability, which are payable until the final settlement occurs.

Tax Credits Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. As of June 30, 2012, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of June 30, 2012, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of June 30, 2012 and December 31, 2011, $4 million and $5 million, respectively, was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

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

The Company has formal processes and controls in place to ensure the appropriateness of all fair value estimates. For fair values obtained from a third party, there is an internal independent price validation function within the Finance organization that provides oversight for fair value estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach when estimating the fair value for level 3 instruments that are internally valued since the selection of unobservable inputs is subjective. This approach includes input and sign off on assumptions from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. Inputs, assumptions and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

		Fair Value Measurements at June 30, 2012 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$125	$125	$—	$—
Federal agency securities	521	—	521	—
U.S. states and political subdivisions	58	—	58	—
MBS - agency	371	—	371	—
MBS - private	1	—	—	1
CDO/CLO securities	45	—	2	43
ABS	37	—	32	5
Corporate and other debt securities	560	—	560	—
CP	113	—	113	—
Equity securities	91	91	—	—
Derivative contracts	3,127	208	2,919	—
Trading loans	2,215	—	2,215	—
Gross trading assets	7,264	424	6,791	49
Offsetting collateral [1]	(937)
Total trading assets	6,327
Securities AFS:
U.S. Treasury securities	224	224	—	—
Federal agency securities	1,783	—	1,783	—
U.S. states and political subdivisions	372	—	317	55
MBS - agency	18,110	—	18,110	—
MBS - private	208	—	—	208
ABS	348	—	331	17
Corporate and other debt securities	45	—	40	5
Coke common stock	2,346	2,346	—	—
Other equity securities [2]	973	116	—	857
Total securities AFS	24,409	2,686	20,581	1,142
LHFS:
Residential loans	2,618	—	2,616	2
Corporate and other loans	322	—	322	—
Total LHFS	2,940	—	2,938	2
LHFI	406	—	—	406
MSRs	865	—	—	865
Other assets [3]	552	2	415	135
Liabilities
Trading liabilities:
U.S. Treasury securities	330	330	—	—
Corporate and other debt securities	301	—	301	—
Equity securities	22	22	—	—
Derivative contracts	2,337	—	1,988	349
Gross trading liabilities	2,990	352	2,289	349
Offsetting collateral [1]	(1,208)
Total trading liabilities	1,782
Brokered time deposits	914	—	914	—
Long-term debt	2,010	—	2,010	—
Other liabilities [3,4]	109	1	82	26
1Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of June 30, 2012.
2Includes at cost, $455 million of FHLB of Atlanta stock, $401 million of Federal Reserve Bank stock, and $116 million in mutual fund investments.
3These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009, certain CDS, and the contingent consideration obligation related to an acquisition.

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
1Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of December 31, 2011.
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

(Dollars in millions)	Aggregate Fair Value June 30, 2012	Aggregate Unpaid Principal Balance under FVO June 30, 2012	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,215	$2,197	$18
LHFS	2,939	2,819	120
Nonaccrual loans	1	8	(7)
LHFI	386	407	(21)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	19	42	(23)
Brokered time deposits	914	914	—
Long-term debt	2,010	1,900	110
(Dollars in millions)	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance under FVO December 31, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,030	$2,010	$20
LHFS	2,139	2,077	62
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	1	8	(7)
LHFI	407	439	(32)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	25	48	(23)
Brokered time deposits	1,018	1,011	7
Long-term debt	1,997	1,901	96

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2012 and 2011 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]	Trading income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$8	$—	$—	$8	$16	$—	$—	$16
LHFS	(2)	248	—	246	5	403	—	408
LHFI	1	5	—	6	1	2	—	3
MSRs	—	20	(281)	(261)	—	30	(214)	(184)
Liabilities
Brokered time deposits	7	—	—	7	7	—	—	7
Long-term debt	(10)	—	—	(10)	(14)	—	—	(14)
1For the three and six months ended June 30, 2012, income related to LHFS includes $58 million and $131 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2012, income related to MSRs includes $20 million and $30 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM.
2Changes in fair value for the three and six months ended June 30, 2012 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets
Trading loans	$5	$—	$—	$5	$12	$—	$—	$12
LHFS	(4)	119	—	115	(2)	149	—	147
LHFI	—	—	—	—	3	(4)	—	(1)
MSRs	—	2	(162)	(160)	—	4	(145)	(141)
Liabilities
Brokered time deposits	8	—	—	8	(3)	—	—	(3)
Long-term debt	(21)	—	—	(21)	(38)	—	—	(38)
1For the three and six months ended June 30, 2011, income related to LHFS includes $46 million and $132 million related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2011, income related to MSRs includes $2 million and $4 million of MSRs recognized upon the sale of loans reported at LOCOM. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 and beyond using the fair value method. Previously, MSRs were reported under the amortized cost method.
2Changes in fair value for the three and six months ended June 30, 2011 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at June 30, 2012 continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Securities that are classified as AFS and are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS during the three and six months ended June 30, 2012 and 2011.

CDO/CLO Securities
Level 2 securities AFS at December 31, 2011 consisted of a senior interest in a third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. This interest was repaid in full by the issuer during the three months ended June 30, 2012. The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. These auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments. During the three months ended June 30, 2012, the Company began valuing these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. See Note 6, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Additionally, the Company classified $32 million of trading ARS and $71 million of AFS ARS collateralized by government guaranteed student loans as level 2 due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a maximum guarantee amount of 97%. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.
Commercial paper
From time to time, the Company trades third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of the CP that it trades based on observable pricing from executed trades of similar instruments; thus, CP is classified as level 2.
Equity securities
Level 3 equity securities classified as securities AFS include, as of June 30, 2012 and December 31, 2011, $856 million and $740 million, respectively, of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

Derivative contracts (trading assets or trading liabilities)
With the exception of one derivative contract discussed herein and certain instruments discussed under "other assets/liabilities, net" that qualify as derivative instruments, the Company’s derivative instruments are level 1 or 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. See Note 10, “Derivative Financial Instruments,” for additional information on the Company’s derivative contracts.
The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, with underlying market variables of interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily

Notes to Consolidated Financial Statements (Unaudited), continued

available, the Company estimates fair values using internal, but standard, valuation models that incorporate market-observable inputs. The valuation model is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach. The primary drivers of the fair values of derivative instruments are the underlying variables, such as interest rates, exchange rates, equity, or credit. As such, the Company uses market-based assumptions for all of its significant inputs, such as interest rate yield curves, quoted exchange rates and spot prices, market implied volatilities, and credit curves.
The Agreements the Company entered into related to its Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on the Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry scheduled terms of 6.5 years and 7 years from the effective date and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in estimating the fair value of the Agreements. At June 30, 2012 and December 31, 2011, the Agreements’ combined fair value was a liability of $349 million and $189 million, respectively.

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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At June 30, 2012 and December 31, 2011, the Company had outstanding $1.9 billion and $1.7 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At June 30, 2012 and December 31, 2011, $235 million and $323 million, respectively, of loans related to the Company’s trading business were held in inventory.

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company recognized at fair value certain newly-originated mortgage LHFS based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and

Notes to Consolidated Financial Statements (Unaudited), continued

related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs are recognized in earnings when earned or incurred. The servicing value, which had been recorded as MSRs at the time the loan was sold under previous requirements, is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related income.
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
For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2012, the Company recognized gains in the Consolidated Statements of Income of $5 million, and $2 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and six months ended June 30, 2011, the Company recognized losses in the Consolidated Statements of Income of $4 million and $9 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The fair value of IRLCs on residential mortgage LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increase. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.
During the three and six months ended June 30, 2012, the Company transferred $218 million and $390 million of IRLCs out of level 3 as the associated loans were closed, compared to $40 million and $54 million, during the same periods in 2011, respectively.
The Company is exposed to interest rate risk associated with MSRs, IRLCs, mortgage LHFS, and mortgage LHFI reported at fair value. The Company may hedge these exposures with a combination of derivatives, including MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options. The Company estimates the fair values of such derivative instruments consistent with the methodologies discussed herein under “Derivative contracts” and accordingly these derivatives are considered to be level 2 instruments.
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

Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn out is considered a level 3 liability.

Liabilities
Trading liabilities
Trading liabilities are primarily comprised of derivative contracts, but also include various contracts involving U.S. Treasury securities, equity securities, and corporate and other debt securities that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Securities Available for Sale.”
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized losses of approximately $1 million and $6 million for the three and six months ended June 30, 2012, respectively, and gains of

Notes to Consolidated Financial Statements (Unaudited), continued

$1 million and losses of $13 million for the three and six months ended June 30, 2011, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were gains of less than $1 million and losses of $8 million for the three and six months ended June 30, 2012, respectively, and gains of $5 million and losses of $15 million for the three and six months ended June 30, 2011, respectively.
The Company also carries approximately $288 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans Held for Investment and Loans Held for Sale – Corporate and other LHFS.”

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2012	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Assets:
Trading assets:
MBS - private	$1	Third party pricing	N/A
CDO/CLO securities	43	Matrix pricing	Indicative pricing based on overcollateralization ratio	23-37 (32)
			Estimated collateral losses	37-52% (43%)
ABS	5	Matrix pricing	Indicative pricing	45 (45)
Securities AFS:
U.S. states and political subdivisions	55	Matrix pricing	Indicative pricing	72-115 (89)
MBS - private	208	Third party pricing	N/A
ABS	17	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	857	Cost	N/A
Residential LHFS	2	Monte Carlo/Discounted cash flow	Option adjusted spread	(10)-275 bps (94 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
LHFI	386	Monte Carlo/Discounted cash flow	Option adjusted spread	(10)-275 bps (94 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
	20	Collateral based pricing	Appraised value	NM2
MSRs	865	Discounted cash flow	Conditional prepayment rate	8-33% (20%)
			Discount rate	8-28% (11%)
Other assets/(liabilities), net[3]	135	Internal model	Pull through rate	1-99% (62%)
			MSR value	2-200bps (104 bps)
	(23)	Internal model	Loan production volume	0-150% (92%)
Liabilities
Derivative contracts	349	Counterparty pricing	N/A
1For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company; and therefore, have been noted as "N/A."
2Not meaningful.
3Input assumptions relate to the Company's IRLCs and the contingent consideration obligation related to an acquisition. Excludes $3 million of Other Liabilities. Refer to Note 11, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 has been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the six months ended June 30, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2012	Included in earnings (held at June 30, 2012) [1]
Assets
Trading assets:
MBS - private	$1	$—		$—		$—	$—	$—	$—	$—	$—	$1	$—
CDO/CLO securities	43	—		—		—	—	—	—	—	—	43	—
ABS	5	—		—		—	—	—	—	—	—	5	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	—
Securities AFS:
U.S. states and political subdivisions	57	—		—		—	—	(2)	—	—	—	55	—
MBS - private	216	(1)		4		—	—	(11)	—	—	—	208	(1)
ABS	17	—		1		—	—	(1)	—	—	—	17	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	831	—		—		72	—	(46)	—	—	—	857	—
Total securities AFS	1,126	(1)	[2]	5		74	—	(62)	—	—	—	1,142	(1)	[2]
LHFS:
Residential loans	4	—		—		—	—	—	(2)	1	(1)	2	—
LHFI	413	5	[3]	—		—	—	(14)	1	1	—	406	—
Other assets/(liabilities), net	91	258	[4]	—		(23)	—	1	(218)	—	—	109	—
Liabilities
Derivative contracts	(246)	—		(103)	[6]	—	—	—	—	—	—	(349)	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2012	Included in earnings (held at June 30, 2012) [1]
Assets
Trading assets:
MBS - private	$1	$—		$—		$—	$—	$—	$—	$—	$—	$1	$—
CDO/CLO securities	43	—		—		—	—	—	—	—	—	43	(1)
ABS	5	—		—		—	—	—	—	—	—	5	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	(1)	[5]
Securities AFS:
U.S. states and political subdivisions	58	—		(1)		—	—	(2)	—	—	—	55	—
MBS - private	221	(4)		14		—	—	(23)	—	—	—	208	(4)
ABS	16	—		2		—	—	(1)	—	—	—	17	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		162	—	(46)	—	—	—	857	—
Total securities AFS	1,041	(4)	[2]	15		164	—	(74)	—	—	—	1,142	(4)	[2]
LHFS:
Residential loans	1	—		—		—	(1)	—	3	4	(5)	2	—
LHFI	433	1	[3]	—		—	—	(26)	(5)	3	—	406	1	[3]
Other assets/(liabilities), net	62	438	[4]	—		(23)	—	22	(390)	—	—	109	—
Liabilities
Derivative contracts	(189)	1	[5]	(161)	[6]	—	—	—	—	—	—	(349)	1	[5]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at June 30, 2012.
2 Amounts included in earnings are recorded in net securities gains.
3 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
4 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
5 Amounts included in earnings are recorded in trading income.
6 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2011	Included in earnings (held at June 30, 2011) [1]
Assets
Trading assets:
MBS - private	$2	$—		$—		$—	$—	$—	$—	$—	$2	$—
CDO/CLO securities	42	—		—		—	—	—	—	—	42	—
ABS	5	—		—		—	—	—	—	—	5	—
Equity securities	56	4		—		—	(47)	—	—	—	13	—
Total trading assets	105	4	[2]	—		—	(47)	—	—	—	62	—
Securities AFS:
U.S. states and political subdivisions	73	—		—		—	(5)	—	—	—	68	—
MBS - private	338	(1)		(7)		—	(19)	—	—	—	311	1
ABS	20	—		—		—	(1)	—	—	—	19	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	5	—
Other equity securities	690	—		—		—	(93)	—	—	—	597	—
Total securities AFS	1,126	(1)	[3]	(7)		—	(118)	—	—	—	1,000	1	[3]
LHFS:
Residential loans	17	1	[6]	—		(12)	—	(7)	5	(1)	3	—
LHFI	457	1	[5]	—		—	(11)	2	—	—	449	(1)	[5]
Other assets/(liabilities), net	(2)	48	[6]	—		—	6	(40)	—	—	12	—
Liabilities
Derivative contracts	(161)	1	[2]	6	[7]	—	—	—	—	—	(154)	—

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2011	Included in earnings (held at June 30, 2011) [1]
Assets
Trading assets:
MBS - private	$6	$2		$—		($5)	($1)	$—	$—	$—	$2	$—
CDO/CLO securities	53	31		—		(21)	(1)	(20)	—	—	42	15
ABS	27	9		—		(31)	—	—	—	—	5	2
Equity securities	123	12		—		—	(122)	—	—	—	13	—
Total trading assets	209	54	[2]	—		(57)	(124)	(20)	—	—	62	17	[2]
Securities AFS:
U.S. states and political subdivisions	74	1		—		—	(7)	—	—	—	68	—
MBS - private	347	(3)		9		—	(42)	—	—	—	311	(3)
ABS	20	—		1		—	(2)	—	—	—	19	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	5	—
Other equity securities	690	—		—		—	(93)	—	—	—	597	—
Total securities AFS	1,136	(2)	[3]	10		—	(144)	—	—	—	1,000	(3)	[3]
LHFS:
Residential loans	2	—		—		(14)	(1)	2	16	(2)	3	—
Corporate and other loans	5	(1)	[4]	—		—	—	(4)	—	—	—	—
LHFI	492	—		—		—	(34)	(9)	—	—	449	(3)	[5]
Other assets/(liabilities), net	(24)	84	[6]	—		—	6	(54)	—	—	12	—
Liabilities
Derivative contracts	(145)	1	[2]	(10)	[7]	—	—	—	—	—	(154)	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at June 30, 2011.
2 Amounts included in earnings are recorded in trading income.
3 Amounts included in earnings are recorded in net securities gains.
4 Amounts included in earnings are recorded in other noninterest income.
5 Amounts are generally included in mortgage production related income, however, the mark on certain fair value loans is included in trading income.
6 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income.
7 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present the carrying value of those assets measured at fair value on a non-recurring basis for which impairment was recognized as well as any valuation allowance against those assets as of the period end indicated. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs. The Company’s economic hedging activities for LHFS are deployed at the portfolio level.

		Fair Value Measurement at June 30, 2012, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance	Gains/(Losses) for the Three Months Ended June 30, 2012	Gains/(Losses) for the Six Months Ended June 30, 2012
LHFS	$17	$—	$17	$—	$—	$—	$—
LHFI	49	—	—	49	3	—	—
OREO	331	—	260	71	(136)	—	3
Other Assets	92	—	21	71	(60)	(6)	(12)

		Fair Value Measurement at December 31, 2011, Using
(Dollars in millions)	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance	Gains/(Losses) for the Year Ended December 31, 2011
LHFS	$212	$—	$108	$104	$—	$—
LHFI	72	—	—	72	(7)	—
OREO	479	—	372	107	(127)	(9)
Affordable Housing	324	—	—	324	—	(10)
Other Assets	45	—	24	21	(20)	(17)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At June 30, 2012, level 2 LHFS consisted of non-agency residential mortgage LHFS. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. At December 31, 2011, level 2 LHFS consisted primarily of conforming, residential mortgage loans, and corporate loans that are accounted for at LOCOM, and level 3 LHFS consisted of non-agency residential mortgages. The Company has been a participant in selling non-agency residential mortgages in the market, and therefore, has classified them as level 2 as of June 30, 2012. At December 31, 2011, level 3 LHFS also included leases held for sale which were valued using internal estimates which incorporated market data when available. Due to the lack of current market data for comparable leases, these assets were considered level 3.
During the six months ended June 30, 2012, the Company transferred $116 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale during the second quarter of 2012. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $35 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $71 million were sold at a gain of $4 million during the six months ended June 30, 2012, $7 million were returned to LHFI as they were no longer deemed marketable for sale and the remainder were removed as a result of various loss events.
During the six months ended June 30, 2011, the Company transferred $47 million in NPLs, net of a $10 million incremental charge-off, that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans

Notes to Consolidated Financial Statements (Unaudited), continued

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
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 15% to 50% with a weighted average of 30%. The range of discount percentages applied to commercial properties was 5% to 30% with a weighted average of 24%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal models using market assumptions when available. Significant assumptions utilized in these models include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. No impairment was recognized during the three and six months ended June 30, 2012 and 2011.
Other Assets
Other assets consist of private equity investments, other repossessed assets, and assets under operating leases where the Company is the lessor.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the three months ended June 30, 2012, the Company initiated a disposition strategy for the majority of its investments in private equity partnerships, many of which were ultimately sold during July 2012 at prices approximating their carrying value.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended June 30, 2012 and 2011, the Company recognized no impairment charges and impairment charges of $1 million, respectively. During both six month periods ended June 30, 2012 and 2011, the Company recognized impairment charges of $1 million on these assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor, and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. No impairment was recognized during the three months ended June 30, 2012 and 2011. During both six month periods ended June 30, 2012 and 2011, the Company recognized impairment charges of $1 million attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,739	$6,739	$6,739	$—	$—	(a)
Trading assets	6,327	6,327	424	5,854	49	(b)
Securities AFS	24,409	24,409	2,686	20,581	1,142	(b)
LHFS	3,123	3,127	—	3,072	55	(c)
LHFI, net	122,260	118,403	—	4,941	113,462	(d)
Financial liabilities
Consumer and commercial deposits	$126,145	$126,456	$—	$126,456	$—	(e)
Brokered time deposits	2,208	2,227	—	2,227	—	(f)
Foreign deposits	50	50	—	50	—	(f)
Short-term borrowings	9,528	9,528	—	9,528	—	(f)
Long-term debt	13,076	12,856	—	11,116	1,740	(f)
Trading liabilities	1,782	1,782	352	1,081	349	(b)

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,509	$4,509	(a)
Trading assets	6,279	6,279	(b)
Securities AFS	28,117	28,117	(b)
LHFS	2,353	2,355	(c)
LHFI, net	120,038	115,685	(d)
Financial liabilities
Consumer and commercial deposits	$125,611	$125,963	(e)
Brokered time deposits	2,281	2,289	(f)
Foreign deposits	30	30	(f)
Short-term borrowings	11,466	11,466	(f)
Long-term debt	10,908	10,515	(f)
Trading liabilities	1,806	1,806	(b)

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

(d)
LHFI fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount. Estimating the fair value of

Notes to Consolidated Financial Statements (Unaudited), continued

the loan portfolio when loan sales and trading markets are illiquid, or for certain loan types, nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values. Level 2 LHFI consist of agency mortgage loans for which the Company has obtained a guarantee from Fannie Mae in the form of a long term standby commitment. These agency mortgage loans are priced using current market pricing for similar securities adjusted for servicing value and market and credit risk. Additionally, the Company classifies widely syndicated commercial leveraged loans as level 2 in the fair value hierarchy as the loans, or similar loans, are traded in an active market and pricing is readily available from a third-party pricing service.
The Company estimated fair value for the remaining LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% and 100% on the loan portfolio’s net carrying value as of June 30, 2012 and December 31, 2011, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of June 30, 2012 and December 31, 2011, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

(f)
Fair values for foreign deposits, certain brokered time deposits, short-term borrowings, and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For brokered time deposits and long-term debt that the Company carries at fair value, refer to the respective valuation sections within this footnote. For Level 3 debt, the terms are unique in nature or there are otherwise no similar instruments than can be used to value the instrument without using significant unobservable assumptions.  In this situation, we look at current borrowing rates along with the collateral levels that secure the debt when determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2012, the Company had $43 billion of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve which was a combined $154 million at June 30, 2012. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably

Notes to Consolidated Financial Statements (Unaudited), continued

possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to $300 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters.
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in one of several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, refer to Note 11, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs two claims-–but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit recently affirmed the District Court's decision.

Overdraft Fee Cases
The Company has been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs have filed a Petition for Rehearing or Rehearing En Banc, which was denied.
The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010 and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has

Notes to Consolidated Financial Statements (Unaudited), continued

brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration. On March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could proceed with the case as a class rather than as an individual action. SunTrust has filed an appeal of this decision.
The third of these cases, Byrd v. SunTrust Bank, was filed on April 23, 2012 in the United States District Court for the Western District of Tennessee. This case is substantially similar to the Bickerstaff matter described above. SunTrust has filed a Motion to Compel Arbitration.

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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the class claims against STRH and the other underwriter defendants. A settlement with the class plaintiffs was approved by the Court on December 15, 2011. The class notice and opt-out process is complete and the class settlement approval process has been completed. A number of individual lawsuits and smaller putative class actions remain pending and will move forward, each on its own schedule. Motions to dismiss are pending in each of these cases.

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

Notes to Consolidated Financial Statements (Unaudited), continued

SunTrust subsequently filed a motion for reconsideration of this decision and a motion to stay discovery pending resolution of that motion. The Court granted the motion to stay and the parties are awaiting a decision on the motion for reconsideration.

SunTrust Shareholder Derivative Litigation
On September 9, 2011, the Company and several current and former executives and members of the Board were named in a shareholder derivative action filed in the Superior Court of Fulton County, Georgia, Sharon Benfield v. James M. Wells, III. et al., and on December 19, 2011, the Company and several current and former executives and members of the Board were named as defendants in a separate shareholder derivative action filed in the U.S. District Court for the Northern District of Georgia, Edward Mannato v. James M. Wells, III, et al. The plaintiffs in both of these lawsuits purport to bring their claims on behalf of and for the benefit of the Company. Generally, these lawsuits are substantially overlapping and make very broad allegations of mis-management of, and mis-representations about, the Company's exposure to loan losses and the residential real estate market leading up to and during the recent real estate and credit market crises. In both cases, the plaintiffs assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Mannato lawsuit arises out of a shareholder demand made of SunTrust in March 2008 that was the subject of an investigation conducted at the direction of a committee of independent members of the Company's Board. This committee concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. The Benfield lawsuit arises out of a shareholder demand made of SunTrust in February 2011 that was the subject of an investigation conducted at the direction of the same Board committee. This committee recently concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. A motion to dismiss has been filed in this matter based, in part, on the committee's conclusions.

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

U.S. Department of Justice Investigation
Since late 2009, STM has been cooperating with the United States Department of Justice (“USDOJ”) in connection with an investigation relating to alleged violations of the Equal Credit Opportunity Act and the Fair Housing Act. USDOJ’s allegations in this matter relate solely to prior periods and to alleged practices of STM that no longer are in effect. The parties have reached an agreement as to the terms of a Consent Order in this matter and USDOJ filed a lawsuit in May 2012, and contemporaneously submitted this Consent Order to the Court, in the United States District Court for the Eastern District of Virginia. This agreement is still subject to approval by the Court.

Consent Order with the Federal Reserve
On April 13, 2011 SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent consultant to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010 for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Additionally, borrowers who had a residential foreclosure action pending during this two year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations, or other deficiencies in the foreclosure process. A direct mail solicitation was completed on November 28, 2011. The deadline for submitting requests for review has been extended to September 30, 2012. Reviews by the independent consultant are currently underway. In addition, the Company is also required to engage an independent third party consultant to prepare a validation report with respect to compliance with the Consent Order. Under the terms of the Consent Order, SunTrust Bank and STM also agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities;

Notes to Consolidated Financial Statements (Unaudited), continued

(c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. Redacted versions of the action plans and the Company's engagement letter with the independent consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve’s website and was filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The Company completed an internal review of STM’s residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes. As discussed above, the Consent Order requires the Company to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010. The Company is currently incurring the costs associated with the Consent Order required foreclosure file review. Until the independent foreclosure review has been finalized, the Company is unable to accurately estimate the amount of additional costs for remediation payments and program administration, however costs may increase from current levels. On June 21, 2012, the OCC and the Federal Reserve released guidance that will be used in determining the compensation or other remedy that borrowers will receive for financial injury identified during the independent foreclosure review. Under the guidance, remediation for injuries may include lump-sum payments, suspension or rescission of a foreclosure, a loan modification or other loss mitigation assistance, correction of credit reports, or correction of deficiency amounts and records. For each instance requiring financial remediation, lump-sum payments can range from $500 to, in the most egregious cases, $125,000 plus an amount equal to the equity in the home. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims (which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims") includes the expected incremental costs (if any) of a civil money penalty relating to the Consent Order.

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

Notes to Consolidated Financial Statements (Unaudited), continued

On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. We await further direction from the Circuit Court.

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

Metropolitan Bank Group, Inc. v. SunTrust Robinson Humphrey, Inc.
On March 8, 2011, STRH was served with a notice of claim initiating a FINRA arbitration against the Company and one employee by Metropolitan Bank Group, Inc. In this case, the plaintiff alleges that it purchased approximately $80 million in preferred securities through STRH on which it suffered significant losses. The plaintiff alleges that it subsequently was informed by its primary regulator that it was not permitted to own certain of these securities and that STRH was or should have been aware of that fact. The plaintiff also alleges that certain of the securities in question were not suitable for it because they were too risky. The plaintiff has asserted causes of action for negligence, breach of fiduciary duty, and violation of FINRA rules. The arbitration hearing in this case is scheduled for August 2012.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case currently pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. The U.S. Supreme Court recently withdrew its grant of cert. in Edwards and, as a result, the Company expects that the stays in these cases will be lifted. A motion to dismiss already has been filed in Thurmond and the Company intends to file a similar motion in Acosta.

United States and States Attorneys General Mortgage Servicing Claims
In January, 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice, and Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. While these discussions are in the preliminary stages and the Company has not reached any agreement with such parties, the Company estimates that the cost of resolving these and potential similar claims, including the costs of such a settlement, borrower-specific actions, and/or legal matters to defend such claims if they are not settled, will be approximately $120 million, pre-tax, ($81 million, after-tax), and the Company accrued this expense in its 2011 financial results.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

HUD Investigation
On April 25, 2012, the Company was informed of the commencement of an investigation by the HUD relating generally to origination practices for FHA loans. The Company is cooperating with the investigation.

NOTE 14 - BUSINESS SEGMENT REPORTING

The Company has three business segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. The segment structure was revised during the first quarter of 2012 from the six segments the Company utilized during 2011. The revised segment structure was in conjunction with organizational changes made throughout the Company that were announced during the fourth quarter of 2011 and implemented in the first quarter of 2012. The following is a description of the new segments and their composition.

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

The Wholesale Banking segment includes the following six businesses:

•
CIB offers a wide array of traditional banking products (lending and treasury management services) and investment banking services. CIB serves clients in the large, middle corporate and commercial markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenues and is focused on selected industry sectors: consumer and retail energy, financial services and technology, healthcare, and media and communications. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million. Comprehensive investment banking products and services are provided by STRH to clients in both Wholesale Banking and Private Wealth Management, including strategic advice, raising capital, and financial risk management.

•
Diversified Commercial Banking offers an array of traditional banking products and investment banking services as needed for the Company's small business clients, commercial clients, dealer services (financing dealer floor plan inventories), not-for-profit and government entities, and insurance premium financing through Premium Assignment Corporation.

•
Commercial Real Estate provides financial solutions for commercial real estate developers and investors, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital. Leasing, offering equipment lease financing solutions, is also managed within this segment.

Notes to Consolidated Financial Statements (Unaudited), continued

•
GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

•
RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity and fixed income capabilities.  These boutiques include Ceredex Value Advisors, Certium Asset Management, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments.

•
Treasury & Payment Solutions provides all SunTrust business clients with services required to manage their payments and receipts, and the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check and cash, while providing clients the means to manage their accounts electronically online both domestically and internationally.

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

Corporate Other includes management of the Company's investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary information technology and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Communications, Procurement, and Executive Management.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

	Three Months Ended June 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,337	$64,603	$35,788	$29,414	$1,773	$177,915
Average total liabilities	78,107	53,209	4,347	21,960	(180)	157,443
Average total equity	—	—	—	—	20,472	20,472
Net interest income	$630	$433	$131	$94	($14)	$1,274
FTE adjustment	—	32	—	1	(1)	32
Net interest income - FTE [1]	630	465	131	95	(15)	1,306
Provision for credit losses [2]	118	67	165	—	(50)	300
Net interest income/(loss) after provision for credit losses	512	398	(34)	95	35	1,006
Total noninterest income	340	383	179	41	(3)	940
Total noninterest expense	688	515	348	(3)	(2)	1,546
Income/(loss) before provision/(benefit) for income taxes	164	266	(203)	139	34	400
Provision/(benefit) for income taxes [3]	59	78	(83)	54	15	123
Net income/(loss) including income attributable to noncontrolling interest	105	188	(120)	85	19	277
Net income attributable to noncontrolling interest	—	—	—	3	(1)	2
Net income/(loss)	$105	$188	($120)	$82	$20	$275

	Three Months Ended June 30, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,244	$62,255	$33,363	$31,281	$384	$170,527
Average total liabilities	77,718	54,932	3,427	14,927	14	151,018
Average total equity	—	—	—	—	19,509	19,509
Net interest income	$620	$399	$112	$119	$9	$1,259
FTE adjustment	—	26	—	2	(1)	27
Net interest income - FTE [1]	620	425	112	121	8	1,286
Provision for credit losses [2]	177	175	153	—	(113)	392
Net interest income/(loss) after provision for credit losses	443	250	(41)	121	121	894
Total noninterest income	372	402	75	67	(4)	912
Total noninterest expense	736	549	274	(14)	(3)	1,542
Income/(loss) before provision/(benefit) for income taxes	79	103	(240)	202	120	264
Provision/(benefit) for income taxes [3]	29	18	(93)	84	47	85
Net income/(loss) including income attributable to noncontrolling interest	50	85	(147)	118	73	179
Net income attributable to noncontrolling interest	—	(1)	—	2	—	1
Net income/(loss)	$50	$86	($147)	$116	$73	$178

1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,222	$63,979	$35,512	$30,332	$1,340	$177,385
Average total liabilities	77,839	54,234	4,088	21,185	(325)	157,021
Average total equity	—	—	—	—	20,364	20,364
Net interest income	$1,263	$862	$257	$220	($17)	$2,585
FTE adjustment	—	61	—	2	—	63
Net interest income - FTE [1]	1,263	923	257	222	(17)	2,648
Provision for credit losses [2]	272	168	331	—	(154)	617
Net interest income/(loss) after provision for credit losses	991	755	(74)	222	137	2,031
Total noninterest income	662	762	336	61	(5)	1,816
Total noninterest expense	1,387	1,030	686	(11)	(5)	3,087
Income/(loss) before provision/(benefit) for income taxes	266	487	(424)	294	137	760
Provision/(benefit) for income taxes [3]	96	137	(170)	103	57	223
Net income/(loss) including income attributable to noncontrolling interest	170	350	(254)	191	80	537
Net income attributable to noncontrolling interest	—	8	—	5	(1)	12
Net income/(loss)	$170	$342	($254)	$186	$81	$525

	Six Months Ended June 30, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,329	$61,772	$33,947	$31,082	$1,659	$171,789
Average total liabilities	77,283	54,468	3,559	15,202	(21)	150,491
Average total equity	—	—	—	—	21,298	21,298
Net interest income	$1,239	$789	$232	$240	$8	$2,508
FTE adjustment	—	51	—	3	1	55
Net interest income - FTE [1]	1,239	840	232	243	9	2,563
Provision for credit losses [2]	379	321	376	—	(237)	839
Net interest income/(loss) after provision for credit losses	860	519	(144)	243	246	1,724
Total noninterest income	731	791	156	135	(18)	1,795
Total noninterest expense	1,433	1,086	526	(19)	(19)	3,007
Income/(loss) before provision/(benefit) for income taxes	158	224	(514)	397	247	512
Provision/(benefit) for income taxes [3]	58	39	(199)	150	98	146
Net income/(loss) including income attributable to noncontrolling interest	100	185	(315)	247	149	366
Net income attributable to noncontrolling interest	—	4	—	5	(1)	8
Net income/(loss)	$100	$181	($315)	$242	$150	$358

1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding (i) future levels of risk-weighted assets and capital ratios, net charge-offs, NPLs, net interest margin, net interest income, commercial loan swap income, mortgage repurchase demands and the mortgage repurchase reserve and related provision expense, interchange revenue, other real estate expense, noninterest expense, loan balances, deposits, expense savings, and the securities portfolio; (ii) future changes or growth in loans, net income as a result of improved credit quality, the number of client relationships, delinquencies, our loan portfolio and our government-guaranteed securities portfolio; (iii) our expectations regarding our future ability to mitigate the impact of card fees lost as a result of regulatory changes; and (iv) the likelihood and potential impact of reclassifying performing home equity lines that are subordinate to delinquent first mortgages into NPLs, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Hungary, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks;

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
The following analysis of our financial performance for the three and six months ended June 30, 2012, should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the June 30, 2012 presentation. In the MD&A, net interest income, the net interest margin, and the efficiency ratio are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided below in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW
Economic and regulatory
Economic indicators fluctuated during the first six months of 2012 after remaining relatively unchanged during 2011. Unemployment declined from year-end levels but remained unchanged during the second quarter, while consumer confidence and the equity markets improved in the first quarter but declined in the second quarter. The unemployment rate, which fell below 9% during the fourth quarter of 2011, declined modestly during the first quarter of 2012 but remained steady during the second quarter and was still above 8% at June 30, 2012. Consumer confidence grew during the first quarter of 2012, as consumer spending increased amidst improving labor market conditions and subdued consumer price inflation, but declined during the second quarter as a result of a continued sluggish economic recovery in the U.S., continued concerns over the health of the European Union, and reports of slowing growth in other emerging economies. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties. Additionally, home prices remain under pressure and construction of new single-family homes remain at historically low levels. While some actions have been taken during 2012 to ease the European sovereign debt crisis, uncertainty in the direction of the financial markets continues to exist. As of June 30, 2012, we had no direct exposure to sovereign debt of European countries experiencing significant economic, fiscal, and/or political strains. See additional discussion of European debt exposure in "Other Market Risk" in this MD&A.
Amidst the economic conditions seen during the first half of 2012, the Federal Reserve indicated in June that it expects to maintain key interest rates at exceptionally low levels, at least through late 2014. Additionally, the Federal Reserve continues to conduct accommodative monetary policy through the maintenance of large portfolios of U.S. Treasury notes and bonds and agency MBS and will continue to do so through the end of 2012. The Federal Reserve has also indicated that it is prepared to take further action as appropriate to promote a stronger economic recovery and sustained improvement in labor market conditions. The Federal Reserve outlook remains for moderate economic growth over coming quarters, a relatively high unemployment rate, and the expectation of stable longer-term inflation.
Regulatory and financial reform efforts continued in the first half of 2012, as regulatory agencies proposed and worked to finalize numerous rules. The Federal Reserve's final rules related to debit card interchange fees that became effective in the fourth quarter of 2011 continued to cause a significant decrease in our interchange revenue. The estimated impact of this rule has reduced our interchange revenue by approximately $40 - $50 million per quarter. However, we continue to expect to mitigate about 50% of the approximately $300 million combined annual revenue reductions from rules related to debit card interchange fees and Regulation E during the remainder of 2012 and into 2013. Inherent in this expectation is client acceptance of certain deposit-related fees for value-added services we provide. See additional discussion in the “Noninterest Income” section of this MD&A.
In June 2012, the Federal Reserve and other U.S. regulators issued a NPR, related to capital adequacy rules, to address implementation of the BCBS's Basel III framework for financial institutions in the U.S . While much of the NPR was consistent with the BCBS's Basel III framework that was updated in June of 2011, we have noted some substantial differences from that original framework. We continue our analysis of the NPR; however, as currently proposed, it appears that risk-weighted assets will increase primarily due to the ranges of risk-weightings for residential mortgages and home equity loans, resulting in a decline in our capital ratios. Under the proposed rules, we estimate our current Tier 1 common ratio would be approximately 8.0%, which is comfortably in excess of the proposed requirements. The regulatory agencies are asking financial institutions to provide comment on the NPR by September 7, 2012. The agencies are expected to consider the feedback and draft a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Tier 1 common ratio estimate that was determined using the NPR assumptions did not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. See additional discussion in the "Capital Resources" section of this MD&A.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and "Nonperforming Assets" in this MD&A. The Consent Order requires us to improve certain mortgage servicing and foreclosure processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Our work required to comply with the Federal Reserve’s Consent Order continues. We note that certain aspects of the scope of the foreclosure review have not been finalized. On June 21, 2012, the OCC and the Federal Reserve released guidance that will be used in determining the compensation or other remedy that borrowers will receive for financial injury identified during the independent foreclosure review. Under the guidance, remediation for injuries may include lump-sum payments, suspension or rescission of a foreclosure, a loan modification or other loss mitigation assistance, correction of credit reports, or correction of deficiency amounts and records. For each instance requiring financial remediation, lump-sum payments can range from $500 to, in the most egregious cases, $125,000 plus an amount equal to the equity in the house. We are currently incurring the costs associated with the Consent Order required foreclosure file review.  Until the independent foreclosure review has been finalized, we are unable to accurately estimate the amount of additional costs for remediation payments and program administration, however costs may increase from current levels. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 13, "Contingencies" to the Consolidated Financial Statements in this Form 10-Q. We accrued for the anticipated cost of resolving these and other potential claims in our 2011 financial results.
Capital
The Federal Reserve completed its most recent CCAR for the nineteen largest U.S. bank holding companies in March 2012. The Federal Reserve's review indicated that our capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Additionally, the Federal Reserve did not object to us maintaining our current quarterly common stock dividend of $0.05 per share and our plans to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital. Accordingly, during the first and second quarters of 2012, we declared a quarterly common stock dividend of $0.05 per share and in June 2012 we redeemed $38 million of the outstanding trust preferred securities and commenced the redemption of an additional $1.2 billion, which was subsequently completed in July as planned.

As a result of the Federal Reserve objecting to certain other capital actions in our CCAR submission, we submitted a revised capital plan in June 2012. In the revised submission, we did not request any incremental return of capital due to the close proximity of the revised submission to the 2013 CCAR process, which is expected to commence in the fourth quarter of 2012 and will provide us an opportunity to consider future capital deployment alternatives. We expect that the Federal Reserve will complete their review of our revised capital plan by the end of the third quarter.

Our capital remained strong at June 30, 2012, as capital levels increased as a result of strong year to date earnings. Our Tier 1 common equity ratio increased to 9.40% compared to 9.22% at December 31, 2011. Our Tier 1 capital and total capital ratios were 10.15% and 12.84%, respectively, compared to 10.90% and 13.67%, respectively, at December 31, 2011. The change in Tier 1 and total capital ratios from year end is primarily due to the redemption of trust preferred securities in June and exclusion, according to regulatory guidelines, of the securities announced for redemption in July. The impact to our Tier 1 and total capital ratios as a result of exclusion of the trust preferred securities was approximately 90 basis points. Overall, our capital remains strong and well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.
Financial performance
Our core performance continued to steadily improve during the first half of 2012 and marked a continuation of the improved momentum we built during 2011. Improved revenue, as well as continued favorable trends in loans, deposits, and credit quality provided the catalyst for improved results in the three and six months ended June 30, 2012. During the first half of 2012, EPS increased, net interest income and noninterest income grew, credit quality continued to improve, low-cost deposits increased and remained at record highs, capital ratios remained strong, and, as discussed below, we made progress on our goal of eliminating $300 million in annual expenses by the end of 2013.
Net income available to common shareholders during the three and six months ended June 30, 2012 was $270 million and $515 million, or $0.50 and $0.96 per average common diluted share, respectively. Comparatively, net income available to common shareholders during the three and six months ended June 30, 2011 was $174 million and $212 million, or $0.33 and $0.41 per average common diluted share, respectively. Results in 2012 compared to 2011 were driven by lower provision for credit losses, higher revenue, and the absence of preferred dividends paid to the U.S. Treasury since the first quarter of 2011, and a non-cash charge related to the accelerated accretion associated with repayment of the U.S. government's TARP investment in March 2011. These results were partially offset by higher noninterest expense. During the three and six months ended June 30, 2012, improved credit quality resulted in a decrease of 23% and 26%, respectively, in our provision for credit losses compared to the three and six months ended June 30, 2011, which was a significant driver of the increase in our net income available to common shareholders. However, as credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods.

Our PPG expense initiative made significant progress in the first half of 2012, increasing to $250 million of annualized savings realized at June 30, 2012 compared to $75 million of annualized savings realized at December 31, 2011. The three main components of the PPG expense program: strategic supply management, consumer bank efficiencies, and operations staff and support, all contributed to the progress during the quarter. Our Strategic Supply Management initiatives have lowered costs with our suppliers, as well as reduced our own demand for such services. In addition to contract renegotiations, savings are being realized on items we consider discretionary such as travel, usage of temporary labor, courier, and print and wireless services. Consumer bank savings have been realized in branch staffing and location efficiencies due to technological advancements and investment in lower-cost channels, with a high rate of adoption of the new technology by our clients. Additionally, savings have come from renegotiating the rate we pay for rewards related to our rewards check card program and restructuring the rewards earnings rate. Additionally, we have changed our incentive compensation structure for certain teammates which is already yielding savings. In operations staff and support, savings have been driven by lean process design efforts and streamlining key business processes. Additionally, we have expanded our use of digital technology by reducing paper statements significantly. Given the progress to date, we believe that we are still well positioned to achieve the stated goal of $300 million in annual expense savings by December 2013. The achievement of the PPG program goal is just the beginning in establishing an efficiency minded culture that will benefit the Company and our shareholders. However, the more important aspect of the PPG program extends beyond the stated plans of the PPG program and is our transformation into a more efficient organization with a long-term efficiency ratio target of below 60%. We are acutely focused on this transformation and will be driven by a high intensity around revenue and expense initiatives that will help us to achieve it.
Our asset quality metrics continued to improve in 2012, with improvements in net charge-offs, NPLs, nonperforming assets, and early stage delinquencies. The improvement in credit quality drove a 24% and 27% decrease in the provision for loan losses for the three and six months ended June 30, 2012 compared to the same periods in 2011. Net charge-offs declined 31% and 28% during the three and six months ended June 30, 2012 compared to the same periods in 2011, with improvements in each portfolio. At June 30, 2012, the ALLL ratio remains elevated by historical standards at 1.85% of total loans, but declined 16 basis points compared to December 31, 2011, due to decreases in the ALLL coupled with an increase in loans. We currently expect net charge-offs to be relatively stable during the third quarter of 2012. Total NPLs continued the downward trend that began in 2010, with a decline of 15% from December 31, 2011 as a result of reduced inflows into nonaccrual combined with our problem loan resolution efforts. Declines in NPLs were experienced in all categories, with the largest declines coming from the residential and commercial portfolios. We expect a continuation of the declining trend in NPLs in the third quarter of 2012. OREO declined 31% compared to the prior year end and was the result of continued disposition of properties once we had clear title coupled with a moderation of inflows. Our restructured loan portfolio declined 6% compared to December 31, 2011, with decreases in both the nonaccruing and accruing loan populations. Further, the accruing restructured portfolio continued to exhibit strong payment performance with 94% current on principal and interest payments at June 30, 2012. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first half of 2012, both in total and when excluding government-guaranteed loan delinquencies. This decline was a result of our ongoing efforts to reduce risk in the portfolio as evidenced by declines in higher-risk loans. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Average loans increased 7% during both the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase in both periods was led by increases in commercial & industrial loans, guaranteed mortgage and student loans, and consumer indirect loans, being partially offset by decreases in commercial real estate and home equity loans. Our risk profile remains noticeably improved as declines in certain higher-risk loan portfolios have been offset by targeted growth in certain lower-risk portfolios, such as government-guaranteed loans. As a result, our guaranteed loans represent 10% of the portfolio at June 30, 2012 and 11% at December 31, 2011 compared to 8% at June 30, 2011. Our decision to grow government guaranteed loans over the past several years served as a transition to a time of organic loan growth, as well as helped to reduce the risk in the balance sheet in conjunction with the decline in high-risk loans. As recent quarters have yielded organic growth and the higher-risk loan balances have declined, and as part of our continued active management of the balance sheet, we elected to sell approximately $500 million of government guaranteed mortgages in the second quarter of 2012, resulting in an $18 million gain.
We remain committed to providing home financing in the communities we serve and are focused on extending credit to qualified borrowers during this uncertain economic landscape. To that end, during the six months ended June 30, 2012, we extended approximately $44 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.
Deposits remained at record highs during 2012 and the shift in deposit mix seen during 2011 to lower-cost deposits continued. Average consumer and commercial deposits increased 3% and 4% during three and six months ended June 30, 2012 compared to the same periods in 2011, respectively. The driver of the increase for both periods was average balance increases of 23% and 24%, respectively, in noninterest-bearing DDAs, partially offset by declines in higher cost time deposits of 14% and 13%, respectively. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost wholesale funding sources. Our primary higher-cost funding source is long-term debt, which we reduced, on average, by 1% and 9% compared to the three and six months ended June 30, 2011, respectively. While we continue to believe that a portion of the low-cost deposit growth is attributable to clients’ desires for having increased liquidity, we believe that we have also proactively generated this growth in both our Consumer and Wholesale businesses as we have expanded our number of primary client relationships.
Total revenue, on an FTE basis, increased 2% compared to both the three and six months ended June 30, 2011, driven by an increase in both net interest income and noninterest income. Net interest income, on an FTE basis, increased 2% and 3% compared to the three and six months ended June 30, 2011, respectively, primarily as a result of higher loan balances, lower funding costs, and an improved funding mix. Our net interest margin was 3.39% and 3.44% for the three and six months ended June 30, 2012, compared to 3.53% during both the three and six months ended June 30, 2011. The declines in margin were a result of a decline in our swap-related income related to maturing commercial loan swaps and accounted for a majority of the decline in the margin. Noninterest income increased 3% and 1% compared to the three and six months ended June 30, 2011, respectively, most notably due to increases in mortgage-related income that was driven by the low interest rate environment and expanded refinancing programs announced by the U.S. government, which resulted in increased production volume. The increases in mortgage-related income were partially offset by declines in investment banking income, card fees, and lower securities gains. Card fees were the largest driver of the decline and were lower in 2012 compared to the same periods in 2011 due to the new regulations on debit card interchange fees that became effective at the beginning of the fourth quarter of 2011. Noninterest expense was flat compared to the three months ended June 30, 2011, primarily as a result of higher personnel costs, increased outside processing and software expenses, and losses on extinguishment of debt, being offset by lower FDIC premiums and regulatory assessments and lower advertising spending. Noninterest expense increased 3% compared to the six months ended June 30, 2011, primarily driven by higher operating losses, increased outside processing and software expenses, and losses on extinguishment of debt, partially offset by lower FDIC premiums and regulatory assessments and lower advertising spending. The increase in the operating losses during the six months ended June 30, 2012 compared to the same period in 2011 was driven by litigation-related expenses, which tend to fluctuate based on specific legal matters, as well as operating losses associated with mortgage servicing. The losses related to debt extinguishment during 2012 are a result of non-cash charges related to the redemption of higher cost trust preferred securities during June and July. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Line of Business Highlights
During 2012, we changed our reporting segments and now measure business activities based on three segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other.

During the first half of 2012, our core performance improved in each line of business, with higher net interest income and net income in each segment compared to the three and six months ended June 30, 2011.

Consumer Banking and Private Wealth Management

•
The Consumer Banking and Private Wealth Management segment had higher net income, driven by increased net interest income, lower credit losses, and lower noninterest expenses during the three and six months ended June 30, 2012 compared to the same periods in 2011. Net income was 110% and 70% higher as net interest income grew and the provision for credit losses declined 33% and 28% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

•
PPG positively impacted the segment as noninterest expense declined 7% and 3% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This led to a 319 basis point and 72 basis point improvement in the efficiency ratio compared to the three and six months ended June 30, 2011, respectively.

•
Average loans and consumer and commercial deposits increased 7% and 1%, respectively, during both the three and six months ended June 30, 2012 compared to the same periods in 2011. Additionally, favorable trends continued toward lower-cost deposit products.

Wholesale Banking

•
The Wholesale Banking segment also had higher net income, driven by increased net interest income, lower credit losses, and lower noninterest expenses when compared to the three and six months ended June 30, 2011. Net income was 119% and 89% higher as net interest income grew 9% and 10%, and the provision for credit losses declined 62% and 48% during the three and six months ended June 30, 2012, respectively. The CIB line of business achieved its highest quarterly profit in its history during the second quarter of 2012.

•
PPG positively impacted the segment, as noninterest expense declined 6% and 5% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This led to a 570 basis point and 540 basis point, improvement in the efficiency ratio compared to the three and six months ended June 30, 2011, respectively. The efficiency ratio was approximately 61% during the three and six months ended June 30, 2012.

•	Average loans and consumer and commercial deposits increased during each of the three and six months ended June 30, 2012 periods compared to comparable periods in 2011.

Mortgage Banking

•
The Mortgage Banking segment had an improvement in net loss of 18% and 19% during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The results were driven by a 17% and 11% increase in net interest income and a 139% and 115% increase in noninterest income during the three and six months ended June 30, 2012, respectively, compared to 2011. Partially offsetting the increases in revenue were increases in noninterest expenses of 27% and 30% during the three and six months ended June 30, 2012, respectively, compared to 2011.

•
While we continue to manage through the legacy mortgage issues, we experienced healthy mortgage production, increasing 76% and 52% compared to the three and six months ended June 30, 2011, respectively. Given the current rate environment and some overall improvements in the housing market, coupled with the HARP pipeline, we expect near-term mortgage revenue to remain strong.

Our Corporate Other segment remained virtually unchanged from prior periods and encompasses all remaining areas of the Company and remains key to our asset and liability performance. This segment continues to manage the balance sheet within the context of changing financial market conditions. While this segment's net income declined during the three and six months ended June 30, 2012 compared to the same periods in 2011, the drivers were a decrease in net interest income and less gains on sales of AFS.

Additional discussion of our segment structure and changes made during 2012 can be found in Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the three and six months ended June 30, 2012 can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA				Table 1
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2012	2011	2012	2011
Summary of Operations
Interest income	$1,492	$1,546	$3,026	$3,100
Interest expense	218	287	441	592
Net interest income	1,274	1,259	2,585	2,508
Provision for credit losses	300	392	617	839
Net interest income after provision for credit losses	974	867	1,968	1,669
Noninterest income	940	912	1,816	1,795
Noninterest expense	1,546	1,542	3,087	3,007
Net income before provision for income taxes	368	237	697	457
Provision for income taxes	91	58	160	91
Net income attributable to noncontrolling interest	2	1	12	8
Net income	$275	$178	$525	$358
Net income available to common shareholders	$270	$174	$515	$212

Net interest income - FTE	$1,306	$1,286	$2,648	$2,563
Total revenue - FTE	2,246	2,198	4,464	4,358
Total revenue - FTE excluding securities gains, net [1]	2,232	2,166	4,432	4,262
Net income per average common share:
Diluted	0.50	0.33	0.96	0.41
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury	0.50	0.33	0.96	0.55
Basic	0.51	0.33	0.97	0.41
Dividends paid per average common share	0.05	0.01	0.10	0.02
Book value per common share	37.69	36.30
Tangible book value per common share [2]	26.02	24.57
Market price:
High	24.83	30.13	24.93	33.14
Low	20.96	24.63	18.07	24.63
Close	24.23	25.80	24.23	25.80
Selected Average Balances
Total assets	$177,915	$170,527	$177,385	$171,789
Earning assets	154,890	145,985	154,757	146,383
Loans	123,365	114,920	122,954	115,040
Consumer and commercial deposits	125,885	121,879	125,864	121,298
Brokered time and foreign deposits	2,243	2,340	2,258	2,472
Total shareholders’ equity	20,472	19,509	20,364	21,298
Average common shares - diluted (thousands)	537,495	535,416	536,951	519,548
Average common shares - basic (thousands)	533,964	531,792	533,532	515,819
Financial Ratios (Annualized)
ROA	0.62%	0.42%	0.59%	0.42%
ROE	5.37	3.61	5.16	2.28
Net interest margin - FTE	3.39	3.53	3.44	3.53
Efficiency ratio [3]	68.83	70.17	69.17	69.01
Tangible efficiency ratio [4]	68.33	69.64	68.67	68.49
Total average shareholders’ equity to total average assets	11.51	11.44	11.48	12.40
Tangible equity to tangible assets [5]	8.31	8.07
Capital Adequacy
Tier 1 common equity	9.40%	9.22%
Tier 1 capital	10.15	11.11
Total capital	12.84	14.01
Tier 1 leverage	8.15	8.92

SELECTED QUARTERLY FINANCIAL DATA, continued
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Reconcilement of Non U.S. GAAP Financial Measures
Net income available to common shareholders	$270	$174	$515	$212
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	74
Net income available to common shareholders excluding accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$270	$174	$515	$286
Net income per average common share - diluted	$0.50	$0.33	$0.96	$0.41
Effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	0.14
Net income per average common share - diluted, excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$0.50	$0.33	$0.96	$0.55

Net income	$275	$178	$525	$358
Preferred dividends	(3)	(2)	(6)	(4)
U.S. Treasury preferred dividends and accretion of discount	—	—	—	(66)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(2)	(2)	(4)	(2)
Net income available to common shareholders	$270	$174	$515	$212

Net interest income	$1,274	$1,259	$2,585	$2,508
FTE adjustment	32	27	63	55
Net interest income - FTE	1,306	1,286	2,648	2,563
Noninterest income	940	912	1,816	1,795
Total revenue - FTE	2,246	2,198	4,464	4,358
Net securities gains	(14)	(32)	(32)	(96)
Total revenue - FTE excluding net securities gains	$2,232	$2,166	$4,432	$4,262
Efficiency ratio [3]	68.83%	70.17%	69.17%	69.01%
Impact of excluding amortization of intangible assets other than MSRs	(0.50)	(0.53)	(0.50)	(0.52)
Tangible efficiency ratio [4]	68.33%	69.64%	68.67%	68.49%
Total shareholders’ equity	$20,568	$19,660
Goodwill, net of deferred taxes of $156 and $144, respectively	(6,220)	(6,199)
Other intangible assets, net of deferred taxes of $10 and $21, respectively, and MSRs	(929)	(1,518)
MSRs	865	1,423
Tangible equity	14,284	13,366
Preferred stock	(275)	(172)
Tangible common equity	$14,009	$13,194
Total assets	$178,257	$172,173
Goodwill	(6,376)	(6,343)
Other intangible assets including MSRs	(939)	(1,539)
MSRs	865	1,423
Tangible assets	$171,807	$165,714
Tangible equity to tangible assets [5]	8.31%	8.07%
Tangible book value per common share [2]	$26.02	$24.57

Total loans	$124,560	$114,913
Government guaranteed loans	(12,911)	(9,133)
Loans held at fair value	(406)	(449)
Total loans, excluding government guaranteed and fair value loans	$111,243	$105,331
Allowance to total loans, excluding government guaranteed and fair value loans [6]	2.07%	2.61%
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

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	June 30, 2012			June 30, 2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$50,798	$578	4.58%	$45,158	$583	5.17%	$5,640	(0.59)%
Commercial real estate	4,582	42	3.65	5,479	50	3.66	(897)	(0.01)
Commercial construction	862	8	3.85	1,204	11	3.83	(342)	0.02
Residential mortgages - guaranteed	5,853	47	3.19	4,387	39	3.57	1,466	(0.38)
Residential mortgages - nonguaranteed	22,707	260	4.59	21,794	273	5.01	913	(0.42)
Home equity products	15,066	138	3.69	15,924	150	3.77	(858)	(0.08)
Residential construction	707	9	5.11	885	12	5.24	(178)	(0.13)
Guaranteed student loans	7,195	69	3.84	4,552	49	4.37	2,643	(0.53)
Other direct	2,186	24	4.37	1,823	22	4.79	363	(0.42)
Indirect	10,288	99	3.88	9,459	111	4.70	829	(0.82)
Credit cards	537	14	10.35	457	15	12.98	80	(2.63)
Nonaccrual[3]	2,584	6	1.00	3,798	10	1.08	(1,214)	(0.08)
Total loans	123,365	1,294	4.22	114,920	1,325	4.62	8,445	(0.40)
Securities available for sale:
Taxable	22,569	176	3.13	23,711	199	3.35	(1,142)	(0.22)
Tax-exempt - FTE[2]	375	5	5.32	517	7	5.47	(142)	(0.15)
Total securities available for sale - FTE	22,944	181	3.16	24,228	206	3.40	(1,284)	(0.24)
Securities purchased under agreements to resell	924	—	0.01	1,079	—	—	(155)	0.01
LHFS	3,352	31	3.65	2,104	22	4.17	1,248	(0.52)
Interest-bearing deposits	22	—	0.26	23	—	0.16	(1)	0.10
Interest earning trading assets	4,283	18	1.67	3,631	20	2.30	652	(0.63)
Total earning assets	154,890	1,524	3.96	145,985	1,573	4.32	8,905	(0.36)
ALLL	(2,323)			(2,740)			417
Cash and due from banks	4,721			4,452			269
Other assets	15,260			17,348			(2,088)
Noninterest earning trading assets	2,230			2,999			(769)
Unrealized gains on securities available for sale	3,137			2,483			654
Total assets	$177,915			$170,527			$7,388
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,957	$6	0.10%	$24,672	$10	0.16%	$285	(0.06)%
Money market accounts	41,950	24	0.23	42,865	43	0.40	(915)	(0.17)
Savings	5,169	1	0.11	4,587	2	0.18	582	(0.07)
Consumer time	10,997	40	1.47	12,712	51	1.60	(1,715)	(0.13)
Other time	6,193	25	1.63	7,203	31	1.74	(1,010)	(0.11)
Total interest-bearing consumer and commercial deposits	89,266	96	0.43	92,039	137	0.60	(2,773)	(0.17)
Brokered time deposits	2,211	22	3.88	2,317	25	4.38	(106)	(0.50)
Foreign deposits	32	—	0.18	23	—	0.05	9	0.13
Total interest-bearing deposits	91,509	118	0.52	94,379	162	0.69	(2,870)	(0.17)
Funds purchased	810	—	0.11	1,001	—	0.12	(191)	(0.01)
Securities sold under agreements to repurchase	1,646	1	0.18	2,264	1	0.14	(618)	0.04
Interest-bearing trading liabilities	751	4	2.36	922	8	3.39	(171)	(1.03)
Other short-term borrowings	6,942	5	0.27	2,934	3	0.38	4,008	(0.11)
Long-term debt	13,657	90	2.65	13,765	113	3.30	(108)	(0.65)
Total interest-bearing liabilities	115,315	218	0.76	115,265	287	1.00	50	(0.24)
Noninterest-bearing deposits	36,619			29,840			6,779
Other liabilities	4,337			3,823			514
Noninterest-bearing trading liabilities	1,172			2,090			(918)
Shareholders’ equity	20,472			19,509			963
Total liabilities and shareholders’ equity	$177,915			$170,527			$7,388
Interest Rate Spread			3.20%			3.32%		(0.12)%
Net Interest Income - FTE[4]		$1,306			$1,286
Net Interest Margin[5]			3.39%			3.53%		(0.14)%
1Interest income includes loan fees of $31 million and $37 million for the three month periods ended June 30, 2012 and 2011, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $32 million and $27 million for the three month periods ended June 30, 2012 and 2011, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $125 million and $157 million for the three month periods ended June 30, 2012 and 2011, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
	Six Months Ended						Increase/(Decrease) From Prior Year Quarter
	June 30, 2012			June 30, 2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$50,170	$1,176	4.72%	$44,673	$1,165	5.26%	$5,497	(0.54%)
Commercial real estate	4,660	86	3.69	5,599	103	3.71	(939)	(0.02)
Commercial construction	891	17	3.87	1,334	25	3.81	(443)	0.06
Residential mortgages - guaranteed	6,166	99	3.22	4,346	74	3.42	1,820	(0.20)
Residential mortgages - nonguaranteed	22,327	519	4.65	21,982	560	5.10	345	(0.45)
Home equity products	15,174	279	3.70	16,068	301	3.77	(894)	(0.07)
Residential construction	722	18	5.12	924	24	5.22	(202)	(0.10)
Guaranteed student loans	7,252	140	3.88	4,464	96	4.34	2,788	(0.46)
Other direct	2,143	47	4.41	1,782	43	4.89	361	(0.48)
Indirect	10,200	200	3.94	9,466	225	4.79	734	(0.85)
Credit cards	541	29	10.47	489	30	12.21	52	(1.74)
Nonaccrual[3]	2,708	14	1.03	3,913	18	0.92	(1,205)	0.11
Total loans	122,954	2,624	4.29	115,040	2,664	4.67	7,914	(0.38)
Securities available for sale:
Taxable	23,409	366	3.13	23,708	383	3.24	(299)	(0.11)
Tax-exempt - FTE[2]	398	11	5.37	533	15	5.51	(135)	(0.14)
Total securities available for sale - FTE	23,807	377	3.17	24,241	398	3.29	(434)	(0.12)
Securities purchased under agreements to resell	827	—	0.02	1,071	—	—	(244)	0.02
LHFS	3,001	55	3.67	2,413	50	4.15	588	(0.48)
Interest-bearing deposits	21	—	0.24	23	—	0.14	(2)	0.10
Interest earning trading assets	4,147	33	1.58	3,595	43	2.39	552	(0.81)
Total earning assets	154,757	3,089	4.01	146,383	3,155	4.35	8,374	(0.34)
ALLL	(2,375)			(2,796)			421
Cash and due from banks	4,642			5,463			(821)
Other assets	15,076			17,523			(2,447)
Noninterest earning trading assets	2,245			2,827			(582)
Unrealized gains on securities available for sale	3,040			2,389			651
Total assets	$177,385			$171,789			$5,596
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,110	$12	0.10%	$25,019	$21	0.17%	$91	(0.07%)
Money market accounts	42,219	49	0.23	42,735	91	0.43	(516)	(0.20)
Savings	5,015	3	0.11	4,428	3	0.16	587	(0.05)
Consumer time	11,234	84	1.50	12,743	101	1.60	(1,509)	(0.10)
Other time	6,281	52	1.66	7,309	64	1.76	(1,028)	(0.10)
Total interest-bearing consumer and commercial deposits	89,859	200	0.45	92,234	280	0.61	(2,375)	(0.16)
Brokered time deposits	2,238	45	3.96	2,332	51	4.37	(94)	(0.41)
Foreign deposits	20	—	0.17	140	1	0.14	(120)	0.03
Total interest-bearing deposits	92,117	245	0.53	94,706	332	0.71	(2,589)	(0.18)
Funds purchased	840	1	0.11	1,057	—	0.15	(217)	(0.04)
Securities sold under agreements to repurchase	1,640	1	0.16	2,283	2	0.15	(643)	0.01
Interest-bearing trading liabilities	641	7	2.10	926	15	3.37	(285)	(1.27)
Other short-term borrowings	8,056	9	0.23	2,847	6	0.40	5,209	(0.17)
Long-term debt	12,507	178	2.87	13,785	237	3.47	(1,278)	(0.60)
Total interest-bearing liabilities	115,801	441	0.77	115,604	592	1.03	197	(0.26)
Noninterest-bearing deposits	36,005			29,064			6,941
Other liabilities	4,116			3,889			227
Noninterest-bearing trading liabilities	1,099			1,934			(835)
Shareholders’ equity	20,364			21,298			(934)
Total liabilities and shareholders’ equity	$177,385			$171,789			$5,596
Interest Rate Spread			3.24%			3.32%		(0.08%)
Net Interest Income - FTE[4]		$2,648			$2,563
Net Interest Margin[5]			3.44%			3.53%		(0.09%)

1Interest income includes loan fees of $55 million and $76 million for the six month periods ended June 30, 2012 and 2011, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $63 million and $55 million for the six month periods ended June 30, 2012 and 2011, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $281 million and $312 million for the six month periods ended June 30, 2012 and 2011, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Second Quarter of 2012
Net interest income, on an FTE basis, was $1.3 billion during the second quarter of 2012, an increase of $20 million, or 2%, from the second quarter of 2011. The increase was predominantly driven by higher loan balances and lower interest expense, the latter of which was a result of the continued favorable trends in the deposit mix and lower borrowing costs. Net interest margin decreased by 14 basis points to 3.39% in the second quarter of 2012, from 3.53% in the second quarter of 2011. The decrease was primarily a result of an increase in average earning assets at marginally lower yields, partially offset by an improved funding mix, characterized by increased demand deposits and lower rates paid on interest-bearing liabilities. Yields on earning assets declined by 36 basis points to 3.96% during the second quarter of 2012 compared to 4.32% during the same period of 2011, as loans added during the period yielded less than maturing loans, reflecting the current low interest rate environment. Additionally, loan yields in the second quarter of 2012 were impacted by a decline in income derived from interest rate swaps utilized to manage interest rate risk. Rates paid on interest-bearing liabilities decreased by 24 basis points over the same period, predominantly due to improved funding mix, as growth in lower-cost deposits and wholesale funding replaced higher-cost time deposits and long-term debt that matured or was called during the period. With a slightly improving economy, we expect to see continued loan growth that will add to net interest income, although most new loan rates will be lower than rates in our existing portfolio. Additionally, starting in the third quarter we will begin to benefit from the redemptions in June and July of the higher cost trust preferred securities that had a weighted average rate of approximately 7%. We expect to also benefit from higher cost CDs continuing to mature and rolling into lower cost deposit products. However, deposit pricing opportunities are becoming limited given their current low absolute rates, but we will continue to evaluate and manage changes in these rates. Overall, we currently expect the benefits and challenges in net interest income to largely offset such that net interest margin will be relatively stable in the third quarter.
Average earning assets increased by $8.9 billion, or 6%, compared to the second quarter of 2011, predominantly due to the growth in average loans, which increased by $8.4 billion, or 7%. The increase in loans was attributable to increases in commercial and industrial loans, primarily driven by our large corporate and middle market borrowers, government-guaranteed student loans, which increased primarily as a result of portfolio acquisitions in the fourth quarter of 2011, guaranteed residential mortgages, high credit quality nonguaranteed residential mortgages, and consumer-indirect loans, driven in part by purchases of high quality auto loan portfolios during 2011. These increases were partially offset by declines in nonaccrual loans, commercial real estate loans, home equity products, and commercial construction loans. The declines in commercial real estate loans and commercial construction loans both predominantly resulted from our targeted efforts to reduce exposure to these higher-risk loans. Our loan portfolio yielded 4.22% for the quarter, down 40 basis points from the second quarter of 2011. The yield decline related to the increase in both lower risk guaranteed student and residential mortgage loans at yields that were commensurate with the government guarantee credit enhancement. Additionally, the aforementioned lower swap-related income impacting commercial loan yields along with lower yielding portfolio additions were drivers of the decline.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. As of June 30, 2012, the outstanding notional balance of active swaps was $13.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared with $15.9 billion as of June 30, 2011. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps in a gain position that were previously designated as cash flow hedges on variable rate commercial loans. Swap income declined to $120 million during the second quarter of 2012 from $154 million during the second quarter of 2011. The $34 million decline was due to a decline in the income from $3.5 billion of previously terminated swaps that reached their original maturity date in April of 2012. Assuming no significant changes to LIBOR, we expect commercial loan swap income to remain relatively stable at the current quarter level of approximately $120 million for the remainder of the year. Our interest rate risk management practices may cause us from time to time to purchase and/or terminate additional interest rate swaps. In the absence of additions or terminations, our notional balance of active swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our active swap notional balances at June 30, 2012 was 2.9 years.
Average interest-bearing liabilities increased $50 million, or less than 1%, compared to the second quarter of 2011. Increases in lower-cost client deposits and other short-term borrowings were predominantly offset by a $2.7 billion, or 14%, decline in higher-cost time deposits, and a $0.9 billion, or 2% decline in money market accounts compared to the second quarter of 2011. Total average consumer and commercial deposits increased by $4.0 billion, or 3%, compared with the same period during 2011. This increase was predominantly driven by a $6.8 billion, or 23%, increase in demand deposits, partially offset by the aforementioned decline in higher-cost time deposits. The growth in lower-cost deposits, the decline in higher-cost time deposits, and lower rates on new borrowings that replaced maturing, higher yielding borrowings, resulted in a 24 basis point decline in rates paid on interest-bearing liabilities compared to the same period during 2011. The growth in lower-cost deposits was the result of successful sales efforts and clients’ increased preference for more liquid products. The increase in other short-term borrowings is a result of new FHLB borrowings during the period, which reflects a continuation of the recent trend toward a more normalized funding distribution. Beginning in the third quarter, we expect to benefit from the redemption of $1.2 billion of higher-cost trust preferred securities.
During the second quarter of 2012, the interest rate environment was characterized by a flatter yield curve versus the same period during 2011, as three-month LIBOR increased and rates at the long end of the curve declined. More specifically, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the second quarter of 2011. During the second quarter of 2012, benchmark rates were as follows compared to the second quarter of 2011; one-month LIBOR averaged 0.24%, an increase of 4 basis points, three-month LIBOR averaged 0.47%, an increase of 20 basis points, five-year swaps averaged 1.08%, a decrease of 99 basis points, and ten-year swaps averaged 1.95%, a decrease of 134 basis points.
First Half of 2012
For the first six months of 2012, net interest income was $2.6 billion, an increase of $85 million, or 3%, from the first six months of 2011. The increase was predominantly driven by the same factors as discussed above for the second quarter related to higher loan balances and lower interest expense as a result of favorable deposit mix and lower borrowing costs.
Average earning assets increased by $8.4 billion, or 6%. The increase in earning assets was predominantly attributable to increases of $7.9 billion, or 7%, in average loans, and $0.6 billion, or 24%, in LHFS, partially offset by a decrease of $0.4 billion, or 2%, in average securities AFS. The increase in average loans was predominantly a result of growth in commercial and industrial loans, government-guaranteed student loans, and guaranteed residential mortgages, partially offset by declines in nonaccrual loans, commercial real estate loans, and home equity products. The factors for the year-over-year changes were the same as those discussed related to the second quarter of 2012 compared to the second quarter of 2011.
Interest-bearing liabilities increased by $0.2 billion, or less than 1%, compared to the six months ended June 30, 2011, primarily driven by the increase in other short-term borrowings. This increase during the six months ended June 30, 2012 compared to 2011 was predominantly offset by a $2.5 billion, or 13%, decrease in higher-cost time deposits, and a reduction in all other borrowings, including a $1.3 billion, or 9%, reduction in long-term debt. Average consumer and commercial deposits increased by $4.6 billion, or, 4%, during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increase was driven by a $6.9 billion, or 24%, increase in demand deposits, partially offset by the aforementioned decline in higher-cost time deposits. The net interest margin was 3.44%, a decline of 9 basis points compared to the six months ended June 30, 2011. Yields on average earning assets declined by 34 basis points to 4.01% for the six months ended June 30, 2012 from 4.35% for the same period in 2011. The average yield on loans for the six months ended June 30, 2012 was 4.29%, down 38 basis points from the same period in 2011. The factors in the year-over-year decrease in the loans yield were the same as those discussed above related to the second quarter of 2012. Also contributing to the decline in the yields on average earning assets during the six months ended June 30, 2012 was the decline in yield on LHFS of 48 basis points, primarily due to the low interest rate environment during the current six month period compared to the prior year six month period. The interest rate environment has also allowed active management of interest-bearing liabilities over the same period. The result of this active management was a decrease of 26 basis points in interest-bearing liabilities, due primarily to a 60 basis point decline in long-term debt, as well as a 16 basis point decline in consumer and commercial deposits.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 9 basis points during the second quarter of 2012 and 10 basis points during the first six months of 2012, compared with a reduction of 16 basis points and 17 basis points during the three and six months ended June 30, 2011, as average nonaccrual loans decreased by $1.2 billion during both the three and six month periods ended June 30, 2012 compared to the same periods in 2011. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 3
	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in millions)	2012	2011	Change[1]	2012	2011	Change[1]
Service charges on deposit accounts	$167	$170	(2%)	$332	$333	—%
Trust and investment management income	130	135	(4)	260	270	(4)
Other charges and fees	130	130	—	245	256	(4)
Mortgage production related income	103	4	NM	166	3	NM
Mortgage servicing related income	70	72	(3)	151	144	5
Investment banking income	75	95	(21)	147	162	(9)
Trading income	70	53	32	127	105	21
Card fees	66	105	(37)	127	205	(38)
Retail investment services	62	59	5	120	117	3
Net securities gains	14	32	(56)	32	96	(67)
Other noninterest income	53	57	(7)	109	104	5
Total noninterest income	$940	$912	3%	$1,816	$1,795	1%
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Noninterest income increased by $28 million, or 3%, compared to the three months ended June 30, 2011, due primarily to higher mortgage-related income and trading income, largely offset by lower investment banking income, a decline in card fees, and lower net securities gains. For the six months ended June 30, 2012, noninterest income increased by $21 million, or 1%, as a result of an increase in mortgage-related income and trading income, mostly offset by declines in card fees, investment banking income, and net securities gains.
Mortgage production related income improved by $99 million compared to the three months ended June 30, 2011, and by $163 million compared to the six months ended June 30, 2011. The increase was primarily due to higher loan production and increased gain on sale margins, partially offset by an increase in the mortgage repurchase provision. For the three and six months ended June 30, 2012, mortgage loan production increased 76% and 52% compared to the same periods in 2011, respectively, as refinancing activity increased due to the HARP 2.0 program and the continued low interest rate environment. Additionally, an $18 million gain on the sale of approximately $500 million of government guaranteed residential mortgages contributed to the increase in the 2012 period compared to 2011. The mortgage repurchase provision for the three and six months ended June 30, 2012 was $155 million and $330 million compared to $90 million and $170 million for the three and six months ended June 30, 2011, respectively. The reserve for mortgage repurchases was $434 million at June 30, 2012, an increase of $114 million from December 31, 2011. While repurchase demands during 2012 have been well below the elevated levels seen in the fourth quarter of 2011 as a result of lower demand volume from GSEs, the repurchase reserve was increased during the six months ended June 30, 2012 in light of our expectation that demand levels may remain elevated and the increase in the pending demand population.
Mortgage repurchase requests continue to vary significantly from period to period based on the timing of requests from the GSEs. However, the majority of our demands continue to be from loans in the 2006-2008 vintages and that have been 120 days past due at some point in their life cycle. Additionally, the majority of the demands that we have received have been from loans that were delinquent within the first 36 months after origination. If this pattern continues and investor selection criteria does not change, it suggests that the pool of delinquent loans from which we will receive demands could be stabilizing, given that any performing loans from the 2006-2008 vintages have now been outstanding beyond 36 months. We continue to believe that if this pattern continues, we will experience a reduced income statement impact toward the end of 2012. However, we believe demands will remain high in the coming quarters, and the variability in the volume could persist. As a result of the continued uncertainty and our expectation of continued elevated demands in the near term, our mortgage repurchase provision and reserve may remain at historically high levels. For additional information on the mortgage repurchase reserve, see Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
Investment banking income decreased by $20 million, or 21%, compared to the three months ended June 30, 2011, and by $15 million, or 9%, compared to the six months ended June 30, 2011. The decreases were primarily the result of lower syndicated finance volume, partially offset by higher bond origination fees.
Trading income increased by $17 million, or 32%, compared to the three months ended June 30, 2011, and by $22 million, or 21%, compared to the six months ended June 30, 2011. The increase was primarily due to higher core trading income driven by improved market conditions. Additionally, for the three and six months ended June 30, 2012, mark-to-market valuation losses on our fair value debt, net of hedges, and index-linked CDs increased compared to the same periods in 2011, partially offsetting the growth in core trading income.
Card fees decreased by $39 million, or 37%, compared to the three months ended June 30, 2011, and by $78 million, or 38%, compared to the six months ended June 30, 2011. The decline was a result of regulations on debit card interchange fee income that became effective at the beginning of fourth quarter 2011. When comparing the second quarter of 2012 interchange revenue to the second quarter of 2011, we experienced a decline of $45 million. For the six months ended June 30, 2012 the decrease in interchange revenue was $86 million, or approximately $43 million per quarter, compared to the same period in 2011. The estimated impact is consistent with our initial and future expectations, prior to any mitigating actions. As a means to mitigate some of this lost revenue, we have introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional sources of fee income. Additionally, we also expect continued benefit from the discontinuation of our debit card rewards programs, actions taken to reduce the costs related to our debit card operational support, and the introduction of other value-added deposit product features over the next two years, which we expect will produce additional deposit fee income. Collectively, and over time, we believe that the benefits from all of these changes will enable us to recapture 50% of the approximate $300 million of combined annual revenue loss attributable to both the interchange fee rules and Regulation E. Inherent in this expectation is client acceptance of certain deposit-related fees for value-added services we provide.
Net securities gains decreased by $18 million, or 56%, compared to the three months ended June 30, 2011, and by $64 million, or 67%, compared to the six months ended June 30, 2011. The higher gains on securities in 2011 were due to portfolio repositioning to maintain a high quality portfolio and manage our interest rate risk profile and included sales of $10.8 billion of securities compared to $2.2 billion during 2012. See “Securities Available for Sale” in this MD&A for further discussion regarding our investment portfolio activity.

NONINTEREST EXPENSE
						Table 4
	Three Months Ended June 30%			Six Months Ended June 30%
(Dollars in millions)	2012	2011	Change[1]	2012	2011	Change[1]
Employee compensation	$654	$638	3%	$1,306	$1,256	4%
Employee benefits	108	110	(2)	254	246	3
Personnel expenses	762	748	2	1,560	1,502	4
Outside processing and software	180	162	11	356	320	11
Net occupancy expense	88	89	(1)	176	178	(1)
Operating losses	69	62	11	129	89	45
Credit and collection services	61	60	2	116	111	5
Regulatory assessments	60	81	(26)	111	152	(27)
Other real estate expense	52	64	(19)	103	133	(23)
Equipment expense	46	44	5	91	88	3
Consulting and legal	41	29	41	76	43	77
Marketing and customer development	32	46	(30)	59	84	(30)
Net loss/(gain) on debt extinguishment	13	(1)	NM	13	(2)	NM
Other staff expense	12	20	(40)	34	35	(3)
Amortization of intangible assets	11	12	(8)	22	23	(4)
Other expense	119	126	(6)	241	251	(4)
Total noninterest expense	$1,546	$1,542	—	$3,087	$3,007	3
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased by $4 million compared to the three months ended June 30, 2011, and by $80 million, or 3%, compared to the six months ended June 30, 2011. The increase in expense during both periods was driven predominantly by higher compensation expense, outside processing and software expense, consulting and legal expense, and debt extinguishment. During the six months ended June 30, 2012, higher operating losses also contributed to the increase in noninterest expense from the same period in 2011. The increases were offset during both periods by a decline in regulatory assessments, other real estate expense, and marketing and customer development.

Personnel expenses increased by $14 million, or 2%, compared to the three months ended June 30, 2011, and by $58 million, or 4%, compared to the six months ended June 30, 2011. Increases in both periods were driven by a $16 million and $50 million, or 3% and 4%, respectively, increase in employee compensation expense related to higher compensation from improved business performance and modest annual merit increases.
Outside processing and software expenses increased $18 million, or 11%, compared to the three months ended June 30, 2011, and $36 million, or 11%, compared to the six months ended June 30, 2011. The increase over the three and six months ended 2011 was largely due to increased outsourced services and application hosting costs, as well as higher software maintenance charges, in addition to the receipt of volume credits in the first quarter of 2011.
Operating losses increased $7 million, or 11%, compared to the three months ended June 30, 2011, and $40 million, or 45%, compared to the six months ended June 30, 2011. The increase in both periods was due to litigation-related expenses, which tend to fluctuate based on specific legal matters, as well as operating losses associated with mortgage-related activities.
Regulatory assessments expense declined $21 million, or 26%, compared to the three months ended June 30, 2011, and $41 million, or 27%, compared to the six months ended June 30, 2011. The decrease in both periods was due to a lower assessment rate, and for the six month period expense was impacted by a change in the assessment base. We believe regulatory expenses in near term quarters will be consistent with the expense level in the second quarter of 2012.
Other real estate expense decreased $12 million, or 19%, compared to the three months ended June 30, 2011, and $30 million, or 23%, compared to the six months ended June 30, 2011. The decrease was predominantly due to a decline in the OREO inventory resulting in lower loss provisioning, combined with a decrease in losses on sales of owned properties. Over time, as the economic environment improves, we expect that other real estate expense will continue to improve, but will likely remain elevated compared with the levels realized prior to the economic recession.
Consulting and legal expenses increased by $12 million, or 41%, compared to the three months ended June 30, 2011, and by $33 million, or 77%, compared to the six months ended June 30, 2011. The increase was attributable to consulting costs associated with specific business initiatives, as well as costs to address the mortgage servicing Consent Order. For additional information regarding the Consent Order, see Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.
Marketing and customer development expense decreased $14 million, or 30%, compared to the three months ended June 30, 2011, and $25 million, or 30%, compared to the six months ended June 30, 2011. The decline was attributable to lower advertising spending which fluctuates based on the timing of advertising campaigns.
Net loss on debt extinguishment increased by $14 million compared to the three months ended June 30, 2011, and by $15 million compared to the six months ended June 30, 2011, due to the $13 million non-cash charges associated with the redemption of higher cost trust preferred securities which were completed in June and July 2012.

PROVISION FOR INCOME TAXES
For the three and six months ended June 30, 2012, the provision for income taxes was $91 million and $160 million, resulting in effective tax rates of 25% and 23%, respectively. For the three and six months ended June 30, 2011, we had a provision for income tax of $58 million and $91 million, resulting in an effective tax rate of 25% and 20%, respectively. The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q.

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

Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At June 30, 2012, 31% of our home equity products were in a first lien position and 69% were in a junior lien position. For home equity products in a junior lien position, we service 31% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during the remainder of 2012 and 2013, with 94% of home equity line balances scheduled to convert to amortization in 2014 or later, and over 50% in 2017 or later. It should be noted that a majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, approximately 80% of accounts, and approximately 65% of accounts with a balance, closed or refinanced before or soon after converting.We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We do not actively monitor the first lien delinquency status on an on-going basis when we do not own or service the first lien position beyond the initial notification of the first lien becoming delinquent. However, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At June 30, 2012, our home equity junior lien loss severity was approximately 95%.
Several financial institutions began reclassifying performing home equity lines that are subordinate to nonperforming first mortgages into NPLs during the first quarter of 2012. As of June 30, 2012, we had $31 million of accruing home equity junior liens subordinate to nonperforming SunTrust owned or serviced first mortgages. While we do not have direct information on the delinquency status of first mortgages serviced by other parties, we refresh FICO scores on a quarterly basis, which provides an indication of the delinquency status of first mortgages serviced by others. As such, in total we estimate that we had $100 million to $175 million of accruing home equity junior liens subordinate to nonperforming first mortgages serviced by either SunTrust or other parties. Our methodology for calculating the ALLL considers the financial condition of the borrower, either through the direct knowledge we have from servicing the first mortgage or through the regular refreshing of FICO scores, which quickly respond to borrower delinquencies. Despite our monitoring and consideration given to junior liens in our ALLL process, we intend to reclassify performing home equity lines that are subordinate to nonperforming first mortgages into NPLs, during the third quarter. This reclassification during the third quarter will not impact our ALLL estimate given the frequency in which FICO scores are refreshed, will have an immaterial impact on our Consolidated Statements of Income, and a moderate impact on our level of NPLs.
The loan types comprising our consumer loan segment include guaranteed student loans, other direct, consisting primarily of private student loans, indirect, consisting of loans secured by automobiles or recreational vehicles, and credit cards. The composition of the Company's loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 5
(Dollars in millions)	June 30, 2012	December 31, 2011	% Change
Commercial loans:
Commercial & industrial	$52,030	$49,538	5%
Commercial real estate	4,825	5,094	(5)
Commercial construction	959	1,240	(23)
Total commercial loans	57,814	55,872	3
Residential loans:
Residential mortgages - guaranteed	5,663	6,672	(15)
Residential mortgages - nonguaranteed[1]	24,405	23,243	5
Home equity products	15,281	15,765	(3)
Residential construction	853	980	(13)
Total residential loans	46,202	46,660	(1)
Consumer loans:
Guaranteed student loans	7,248	7,199	1
Other direct	2,225	2,059	8
Indirect	10,506	10,165	3
Credit cards	565	540	5
Total consumer loans	20,544	19,963	3
LHFI	$124,560	$122,495	2%
LHFS	$3,123	$2,353	33%
1Includes $405 million and $431 million of loans carried at fair value at June 30, 2012 and December 31, 2011, respectively.

Loans Held for Investment
Our LHFI portfolio has demonstrated solid growth of $2.1 billion during the six months ended June 30, 2012 and performing loans grew by $2.5 billion. The most notable increases were in the commercial and industrial and nonguaranteed residential mortgage loan classes, which grew by a combined $3.7 billion, partially offset by reductions in guaranteed residential mortgages and home equity products. We continued to make progress in our loan portfolio diversification strategy, as we have been successful both in growing targeted commercial and consumer areas and in reducing our exposure to certain residential and construction areas that we consider to be higher risk. Continuing to manage down our commercial and residential construction portfolios has resulted in a combined $408 million decline in these portfolios during the six months ended June 30, 2012, and an $8.2 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile over a relatively short period of time. With a slightly improving economy, we expect to see continued loan growth in future quarters.
Commercial loans increased $1.9 billion, or 3%, during the six months ended June 30, 2012. Growth was driven by a $2.5 billion increase in commercial and industrial loans, partially offset by decreases in commercial construction loans and commercial real estate loans. Our larger corporate borrowers drove much of the increase in commercial and industrial loans. Additionally, while we had continued runoff in our commercial real estate portfolio, the pace of decline moderated during 2012 and there has been some early progress in generating commercial real estate loan production, where we anticipate seeing some portfolio growth in coming quarters. Meanwhile, commercial construction loans decreased 23%, primarily as a result of our efforts to reduce risk levels by aggressively managing existing construction exposure.
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
Residential loans remained relatively flat during the six months ended June 30, 2012 as a result of offsetting portfolio changes. We experienced declines across all residential loan classes except nonguaranteed residential mortgages, which increased $1.2 billion during the six months ended June 30, 2012, which largely offset the declines in the remaining residential classes. The increase in our nonguaranteed residential mortgage portfolio was a result of lower interest rates driving new loan growth and greater origination volume, net of payoffs. Nonguaranteed residential mortgage loan growth came predominantly from borrowers with high FICO scores (i.e. 760 or above) and lower LTV ratios. Conversely, government-guaranteed residential mortgages decreased $1.0 billion during the six months ended June 30, 2012, in part due to our decision to sell approximately $500 million of guaranteed residential mortgages to Fannie Mae and Freddie Mac. Our decision to grow government guaranteed loans over the past several years served as a transition to a time of organic loan growth, as well as helped to reduce the risk in the balance sheet in conjunction with the decline in high-risk loans. As recent quarters have yielded organic growth and the higher-risk loan balances have declined, and as part of our continued active management of the balance sheet, we elected to sell a portion of our guaranteed portfolio.
Consumer loans increased $581 million, or 3%, during the six months ended June 30, 2012. Growth came across all consumer loan classes with other direct and indirect loan classes leading the segment, increasing $166 million and $341 million, respectively. The increase in indirect loans was primarily the result of our purchase of a portfolio of approximately $269 million of loans predominantly comprised of borrowers with high FICO scores.

Loans Held for Sale
LHFS increased $770 million, up 33%, during the six months ended June 30, 2012. The increase was attributable to an increase in closed mortgage loan volume as a result of the continued low interest rate environment and expanded refinance programs announced by the U.S. government in 2012.

Asset Quality
Our overall asset quality continued to trend favorably during 2012, with meaningful declines in nonperforming assets, NPLs, net charge-offs, and early stage delinquencies. NPLs declined 15%, from December 31, 2011 and totaled $2.5 billion as of June 30, 2012. Net charge-offs were down $72 million, or 17%, compared to the first quarter of 2012 and $304 million, or 28%, during the six months ended June 30, 2012 compared to the same period in 2011. The annualized net charge-off ratio fell to 1.14% and 1.26% during the three and six months ended June 30, 2012 compared to 1.76% and 1.89% during the same period in 2011. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.51% of total loans from 0.68% at December 31, 2011. Total early stage delinquencies also improved to 0.97% from 1.17%. Our asset quality trends have been driven by actively managing down higher-risk loans combined with the decision to grow our government guaranteed loan portfolio over the past few years. A measure of our success in managing the risk of our loan portfolio can be seen in the improving asset quality metrics noted above and also in the level of government guaranteed loans compared to our total loans, which was 10% at June 30, 2012.
NPLs declined by over $400 million during the first half of 2012, and was evident across all of our loan classes, most prominently in our commercial construction, commercial real estate, and residential construction loans. At June 30, 2012, the percentage of NPLs to total loans was 1.97%, down 40 basis points from December 31, 2011. Net charge-offs continued a trend of steady reductions, totaling $350 million in the current quarter compared to $505 million in the second quarter of 2011 and $772 million during the six months ended June 30, 2012 compared to $1.1 billion during the same period in 2011. Nonguaranteed residential mortgages, home equity products, and commercial real estate were the largest drivers contributing to the decline in net charge-offs during both periods. Early stage delinquencies reached its lowest level in recent quarters of 0.97% at June 30, 2012, with a 36 basis point decrease in residential early stage delinquencies that led the decline from year end. Residential construction and nonguaranteed residential mortgages showed the largest improvements compared to year end, improving 140 basis points and 34 basis points, respectively. Any further improvement in overall delinquencies will be influenced by the overall economy, particularly by changes in unemployment and to a lesser extent, home values. In light of the continued favorable trends in credit quality, the ALLL declined to $2.3 billion at June 30, 2012, down $157 million from December 31, 2011. The ALLL represented 1.85% of total loans at June 30, 2012, down 16 basis points from year end. The decline in the ALLL was reflective of the continued improvement in asset quality across all loan segments, partially offset by growth in the loan portfolio. Overall, we were pleased with our trends in credit metrics and the improvements exceeded our expectations, particularly in net charge-offs. As we look forward, a recovering economy should continue to support our positive asset quality trends, with improvements primarily driven by the residential portfolio, as most of the commercial and consumer portfolios are currently nearing more normal credit metric levels. Looking specifically at the third quarter, we currently expect to see additional declines in nonperforming loans and relatively stable net charge-offs.
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

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 6
	Commercial		Residential		Consumer
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Geography:
Central[1]	27%	28%	21%	21%	15%	14%
Florida[2]	19	20	26	27	17	18
MidAtlantic[3]	25	26	36	36	25	25
Other	29	26	17	16	43	43
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

ALLOWANCE FOR CREDIT LOSSES
At June 30, 2012, the allowance for credit losses was $2.4 billion, which consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience, is shown in the table below:

Summary of Credit Losses Experience						Table 7
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,400	$2,908	(17)%	$2,505	$3,032	(17)%
(Benefit)/provision for unfunded commitments	(2)	(3)	(33)	2	(7)	NM
Provision for loan losses:
Commercial loans	49	124	(60)	87	232	(63)
Residential loans	230	252	(9)	488	574	(15)
Consumer loans	23	19	21	40	40	—
Total provision for loan losses	302	395	(24)	615	846	(27)
Charge-offs:
Commercial loans	(94)	(220)	(57)	(220)	(405)	(46)
Residential loans	(274)	(303)	(10)	(576)	(688)	(16)
Consumer loans	(29)	(40)	(28)	(64)	(85)	(25)
Total charge-offs	(397)	(563)	(29)	(860)	(1,178)	(27)
Recoveries:
Commercial loans	31	41	(24)	56	70	(20)
Residential loans	6	6	—	11	11	—
Consumer loans	10	11	(9)	21	21	—
Total recoveries	47	58	(19)	88	102	(14)
Net charge-offs	(350)	(505)	(31)	(772)	(1,076)	(28)
Balance - end of period	$2,350	$2,795	(16)%	$2,350	$2,795	(16)%
Components:
ALLL	$2,300	$2,744	(16)%
Unfunded commitments reserve [1]	50	51	(2)
Allowance for credit losses	$2,350	$2,795	(16)%
Average loans	$123,365	$114,920	7%	$122,954	$115,040	7%
Period-end loans outstanding	124,560	114,913	8
Ratios:
ALLL to period-end loans [2,3]	1.85%	2.40%	(23%)
ALLL to NPLs [4]	94	77	22
ALLL to net charge-offs (annualized)	1.64x	1.35x	21
Net charge-offs to average loans (annualized)	1.14%	1.76%	(35)%	1.26%	1.89%	(33)%
1 The unfunded commitments reserve is separately recorded in other liabilities in the Consolidated Balance Sheets.
2 $406 million and $449 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $12.9 billion and $9.1 billion, respectively, from period-end loans in the calculation results in ratios of 2.07% and 2.61%, respectively.
4 $19 million and $26 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Charge-offs
Net charge-offs declined $155 million, or 31%, during the three months ended June 30, 2012, compared with the three months ended June 30, 2011. For the six months ended June 30, 2012, net charge-offs declined by $304 million, or 28%, versus the six months ended June 30, 2011. The decline in net charge-offs occurred across each segment of our loan portfolio and was particularly notable for commercial loans. The ratio of annualized net charge-offs to average loans was 1.14% and 1.26% during the three and six months ended June 30, 2012, a reduction of 62 and 63 basis points, respectively, from the three and six months ended June 30, 2011. The continued improvement in net charge-offs has been the result of improved asset quality. For the third quarter, we expect charge-offs to remain relatively stable from second quarter levels.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the three months ended June 30, 2012, the provision for loan losses was down $93 million, or 24%, compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, the provision for loan losses was down $231 million, or 27%, compared to the six months ended June 30, 2011. The decline in the provision for loan losses was attributable to lower net charge-offs and continued improvements in credit quality.
For the three months ended June 30, 2012 and 2011, the benefit for unfunded commitments was $2 million and $3 million, respectively. For the six months ended June 30, 2012, the provision for unfunded commitments was $2 million, compared with a benefit of $7 million for the six months ended June 30, 2011. The benefit for the quarter was attributed to lower levels of binding unused wholesale credit exposure.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment						Table 8
	As of June 30, 2012			As of December 31, 2011
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$887	39%	46%	$964	39%	46%
Residential loans	1,277	55	37	1,354	55	38
Consumer loans	136	6	17	139	6	16
Total	$2,300	100%	100%	$2,457	100%	100%

The ALLL decreased by $157 million, or 6%, during the six months ended June 30, 2012, with commercial, residential, and consumer loans-related ALLL declining $77 million, $77 million, and $3 million, respectively. The decrease in ALLL was reflective of the continued improvement in credit quality of each segment as evidenced by reductions in higher-risk balances, improved early stage delinquencies, and lower NPLs. Our risk profile continues to improve, as the amount of certain higher-risk loans continues to decline, while lower-risk government guaranteed loans remained relatively steady, comprising 10% of the portfolio. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. As of June 30, 2012, the ALLL to period-end loans ratio was 1.85%, down 16 basis points from December 31, 2011, consistent with continued improvement in asset quality and growth in the loan portfolio. When excluding government guaranteed loans, the ALLL to period-end loans declined to 2.07% at June 30, 2012 compared to 2.27% at December 31, 2011. The ratio of the ALLL to total NPLs was 94% as of June 30, 2012 compared to 85% as of December 31, 2011. The increase in this ratio was primarily attributable to the $445 million decrease in NPLs, partially offset by the decline in ALLL.
The reserve for unfunded commitments was $50 million as of June 30, 2012, an increase of $2 million, up 4% compared to $48 million at December 31, 2011.

NONPERFORMING ASSETS

The following table presents our nonperforming assets:

			Table 9
(Dollars in millions)	June 30, 2012	December 31, 2011	% Change
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial	$331	$348	(5)%
Commercial real estate	233	288	(19)
Commercial construction	131	290	(55)
Total commercial NPLs	695	926	(25)
Residential loans
Residential mortgages - nonguaranteed	1,286	1,392	(8)
Home equity products	302	338	(11)
Residential construction	154	220	(30)
Total residential NPLs	1,742	1,950	(11)
Consumer loans
Other direct	4	7	(43)
Indirect	17	20	(15)
Total consumer NPLs	21	27	(22)
Total nonaccrual/NPLs	2,458	2,903	(15)
OREO[1]	331	479	(31)
Other repossessed assets	11	10	10
Total nonperforming assets	$2,800	$3,392	(17)%
Accruing loans past due 90 days or more	$2,150	$2,028	6%
TDRs:
Accruing restructured loans	$2,699	$2,820	(4)%
Nonaccruing restructured loans[2]	694	802	(13)
Ratios:
NPLs to total loans	1.97%	2.37%	(17)%
Nonperforming assets to total loans plus OREO and other repossessed assets	2.24	2.76	(19)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $124 million and $132 million at June 30, 2012 and December 31, 2011, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Nonperforming assets decreased $592 million, or 17%, during the six months ended June 30, 2012. Overall, the decrease was attributed to a $445 million decline in NPLs and reductions in OREO. The continued NPL declines were largely driven by commercial loans, as the higher-risk commercial construction portfolio has been greatly reduced, while the commercial real estate and commercial and industrial loan portfolios experienced further declines during 2012. Another driver of the decline since year end was the 8% reduction in the nonguaranteed residential mortgage NPLs, primarily the result of a $116 million transfer of certain of these loans to held for sale during 2012, and completion of the sale of those loans during the second quarter. In the third quarter of 2012, we expect the declining trend in NPLs to continue, which will be partially offset by the expected reclassification into NPLs of performing home equity lines that are subordinate to nonperforming first mortgages. We currently believe this reclassification will not impact our allowance estimate given the frequency in which FICO scores are refreshed, will have an immaterial impact on our Consolidated Statements of Income, and a moderate impact on our level of NPLs.
Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the condition of the U.S. housing market. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may impact the resolution of real estate related loans within the nonperforming assets portfolio.
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the nonperforming assets table above. Loans with potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 3, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. As of June 30, 2012 and December 31, 2011, there are no significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans were the largest driver of the overall decline in NPLs, declining $231 million during the six months ended June 30, 2012, followed closely by residential loans, decreasing $208 million. Specifically, the 25% reduction in nonperforming commercial loans during the six months ended June 30, 2012 was predominantly driven by a $159 million reduction in commercial construction NPLs combined with a $55 million reduction in commercial real estate NPLs. As we move through current commercial real estate market conditions, we continue to expect some variability in inflows of commercial real estate NPLs.
Nonperforming residential loans decreased $208 million, down 11%, during the six months ended June 30, 2012. The reduction in nonguaranteed residential mortgage NPLs accounted for $106 million of this decline, primarily due to the transfer of $116 million of residential mortgage NPLs to LHFS during 2012, the majority of which were sold prior to June 30, 2012 with the remaining immaterial amount returned to LHFI as the loans were no longer deemed marketable for sale. Reductions in residential construction and home equity NPLs also contributed to the decline, decreasing $66 million and $36 million, respectively, mainly attributable to net charge-offs and lower inflows into NPLs. We expect some variability in inflows of nonperforming residential loans during the remainder of 2012, primarily as a result of mortgage loan repurchases from investors. Additionally, as further discussed in the "Loans" section above, we plan to reclassify performing home equity lines that are subordinate to nonperforming first mortgages into NPLs, during the third quarter of 2012. This reclassification is expected to moderately impact the level of our NPLs. See additional discussion of mortgage loan repurchases in Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Noninterest Income" section of this MD&A.
Nonperforming consumer loans declined $6 million, down 22%, during the six months ended June 30, 2012, resulting from $3 million decreases in both other direct and indirect consumer NPLs. These decreases were driven by net charge-offs of existing nonperforming consumer loans during the year, largely offset by the migration of delinquent consumer loans to nonaccrual status.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not typically recognized until after the principal has been reduced to zero. We recognized $6 million and $10 million of interest income related to nonaccrual loans for the three months ended June 30, 2012 and 2011, respectively, and $14 million and $18 million for the six months ended June 30, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $41 million and $65 million during the three months ended June 30, 2012 and 2011, respectively, and $87 million and $136 million for the six months ended June 30, 2012 and 2011, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $148 million, or 31%, during the six months ended June 30, 2012. The decline consisted of net decreases of $67 million in residential homes, $67 million in residential construction related properties, and $14 million in commercial properties. During the six months ended June 30, 2012 and 2011, sales of OREO resulted in proceeds of $259 million and $351 million, respectively, contributing to a net gain on sales of OREO of $3 million and net loss on sales of $1 million, respectively, inclusive of valuation reserves, primarily related to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information. Gains and losses on sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 36% and 37%, respectively, of OREO; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency. At June 30, 2012 and December 31, 2011, $68 million and $57 million, respectively, of accruing loans past due ninety days or more were not guaranteed. Accruing loans past due ninety days or more increased by $122 million, up 6% during the six months ended June 30, 2012, essentially attributable to guaranteed residential mortgages and student loans.
At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. Since that review, we have continued to improve upon our processes as a result of our review. Additionally, following the Federal Reserve's horizontal review of the nation’s largest mortgage loan servicers, SunTrust and other servicers entered into Consent Orders with the FRB. We describe the Consent Order in Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and a copy of it was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. The deadline for submitting requests for review has been extended to September 30, 2012, and direct mail, internet, and media efforts to reach borrowers will continue. These requirements prescribed by the Consent Order may result in additional delays in the foreclosure process at a time when the time required for foreclosure upon residential real estate collateral in certain states, primarily Florida, continues to be elevated. These delays in the foreclosure process have adversely affected us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and by exposing us to losses as a result of potential additional declines in the value of such collateral. These delays have also resulted, in some cases, in an inability to meet certain investor foreclosure timelines for loans we service for others, which has resulted, and is expected to continue to result, in the assessment of compensatory fees. Noninterest expense in our Mortgage Banking line of business increased during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 as a result of compensatory fees and the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings, and make any other operational changes. Additionally, continuing and evolving changes in the regulatory environment and industry standards have increased our default servicing costs. Finally, the time to complete foreclosure sales has remained extended, and this has resulted in an increase in servicing advances, and has adversely impacted the collectability of such advances. Accordingly, additional delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements, and any issues that may arise out of alleged irregularities in our foreclosure processes, could further increase the costs associated with our mortgage operations.

Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions of terms. For commercial loans, the primary restructuring method is the extensions of terms.
Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. Roll rate models used to forecast losses on the residential mortgage and consumer TDRs are calculated and analyzed separately using their own portfolio attributes and history, thereby reflecting an increased PD compared to loans that have not been restructured. The level of re-defaults will likely be affected by future economic conditions. At June 30, 2012 and December 31, 2011, specific reserves included in the ALLL for residential TDRs were $355 million and $405 million, respectively. See Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $51 million and $65 million at June 30, 2012 and December 31, 2011, respectively.

Selected Residential TDR Data						Table 10
	As of June 30, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$457	$39	$496	$17	$60	$77
Term extension	20	5	25	—	20	20
Rate reduction and term extension	1,705	225	1,930	34	400	434
Other [2]	18	4	22	2	10	12
Total	$2,200	$273	$2,473	$53	$490	$543

	As of December 31, 2011
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$473	$40	$513	$16	$69	$85
Term extension	20	10	30	2	24	26
Rate reduction and term extension	1,682	290	1,972	35	439	474
Other [2]	20	3	23	2	15	17
Total	$2,195	$343	$2,538	$55	$547	$602
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At June 30, 2012, our total TDR portfolio was $3.4 billion and was composed of $3.0 billion, or 89%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $327 million, or 10%, of commercial loans (predominantly income-producing properties), and $51 million, or 1%, of direct consumer loans.
Total TDRs declined $229 million during the six months ended June 30, 2012. Accruing TDRs decreased by $121 million during the six months ended June 30, 2012, attributable to repayments and a general decrease in the loan balances modified during the year. Nonaccruing TDRs were down $108 million, or 13%, primarily reflecting net charge-offs, as well as repayments during the year. See additional discussion in Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q.
Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $30 million and $28 million for the three months ended June 30, 2012 and 2011, respectively, and $59 million and $55 million for the six months ended June 30, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $40 million and $39 million for the three months ended June 30, 2012 and 2011, respectively, and $79 million and $76 million for the six months ended June 30, 2012 and 2011, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 11

(Dollars in millions)	June 30, 2012	December 31, 2011
Trading Assets
U.S. Treasury securities	$125	$144
Federal agency securities	521	478
U.S. states and political subdivisions	58	54
MBS - agency	371	412
MBS - private	1	1
CDO/CLO securities	45	45
ABS	37	37
Corporate and other debt securities	560	344
CP	113	229
Equity securities	91	91
Derivatives [1]	2,190	2,414
Trading loans [2]	2,215	2,030
Total trading assets	$6,327	$6,279

Trading Liabilities
U.S. Treasury securities	$330	$569
Corporate and other debt securities	301	77
Equity securities	22	37
Derivatives [1]	1,129	1,123
Total trading liabilities	$1,782	$1,806
1Amounts are offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS

Trading Assets and Liabilities
Trading assets increased $48 million, or 1%, since December 31, 2011, driven by normal changes in trading portfolio product mix including federal agency securities, corporate and other debt securities, and trading loans. This increase was predominantly offset by a decrease in CP and derivatives. Gross derivative assets decreased $317 million, but were partially offset by a decrease of $93 million in cash collateral. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading assets.
Trading liabilities decreased $24 million, or 1%, since December 31, 2011, predominantly due to a decrease in U.S. Treasury securities, mostly offset by an increase in corporate and other debt securities as a result of normal business activity. Gross derivative liabilities increased $44 million during the quarter offset by cash collateral which increased $38 million. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading liabilities.

Securities Available for Sale				Table 12
	June 30, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$214	$10	$—	$224
Federal agency securities	1,698	85	—	1,783
U.S. states and political subdivisions	359	19	6	372
MBS - agency	17,308	803	1	18,110
MBS - private	225	—	17	208
ABS	344	9	5	348
Corporate and other debt securities	42	3	—	45
Coke common stock	—	2,346	—	2,346
Other equity securities[1]	972	1	—	973
Total securities AFS	$21,162	$3,276	$29	$24,409
1At June 30, 2012, other equity securities included the following securities at cost: $455 million in FHLB of Atlanta stock, $401 million in Federal Reserve Bank stock, and $116 million in mutual fund investments.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $24.4 billion as of June 30, 2012, a decrease of $3.7 billion, or 13%, compared with December 31, 2011. Changes in the size and composition of the portfolio during the six months reflect our efforts to maintain a high quality portfolio and manage our interest rate risk profile. During the first six months of 2012, we repositioned the U.S. Treasury and Federal agency securities into agency MBS in an effort to capture better relative value. Subsequently, we reduced the size of the securities portfolio by selling low coupon agency MBS. During the six months ended June 30, 2012, we recorded $32 million in net realized gains from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared with net realized gains of $96 million during the same period in 2011, including $4 million and $2 million in OTTI, respectively. For additional information on composition and valuation assumptions related to securities AFS, see Note 2, "Securities Available for Sale", and the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
At June 30, 2012, the carrying value of securities AFS reflected $3.2 billion in net unrealized gains, comprised of a $2.3 billion gross unrealized gain from our 30 million shares of Coke common stock and a $901 million net unrealized gain on the remainder of the portfolio. At December 31, 2011, the carrying value of securities AFS reflected $2.9 billion in net unrealized gains, which were comprised of a $2.1 billion gross unrealized gain from our 30 million shares of Coke common stock and a $848 million net unrealized gain on the remainder of the portfolio. The net unrealized gain, excluding Coke, increased due to the decrease in interest rates experienced during the first six months of 2012 and the change in the AFS portfolio's composition. The Coke common stock is subject to variable forward agreements which are discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-Q and in the "Investment in Common shares of the Coca-Cola Company" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
For the three months ended June 30, 2012, the average yield on a FTE basis for the securities AFS portfolio was 3.16%, compared with 3.40% from the three months ended June 30, 2011. For the six months ended June 30, 2012, the average yield on a FTE basis for the securities AFS portfolio was 3.17%, compared with 3.29% for the six months ended June 30, 2011. While repositioning certain securities provided incremental yield, cash flow run-off from higher yielding securities was the primary reason for the yield decline.
Our total investment securities portfolio had an effective duration of 1.9 years as of June 30, 2012 compared to 2.3 years as of December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 1.9 years suggests an expected price change of 1.9% for a one percent instantaneous change in market interest rates.
The credit quality of the securities portfolio remained strong at June 30, 2012 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.
Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

BORROWINGS

Short-Term Borrowings								Table 13
	As of June 30, 2012		Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
			Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate		Balance	Rate
Funds purchased[1]	$847	0.09%	$810	0.11%	$847	$840	0.11%	$908
Securities sold under agreements to repurchase[1]	1,583	0.20	1,646	0.18	1,710	1,640	0.16	1,781
FHLB advances	5,500	0.28	5,225	0.25	5,500	6,310	0.20	9,000
Other short-term borrowings[2]	1,598	0.53	1,717	0.32	1,875	1,746	0.36	1,878

	As of June 30, 2011		Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
			Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate		Balance	Rate
Funds purchased [1]	$939	0.12%	$1,001	0.12%	$990	$1,057	0.15%	$1,169
Securities sold under agreements to repurchase [1]	2,253	0.14	2,264	0.14	2,253	2,283	0.15	2,411
Other short-term borrowings [2]	2,791	0.70	2,934	0.38	3,048	2,847	0.40	3,048
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

Short-Term Borrowings
As of June 30, 2012, our period-end short-term borrowings increased by $3.5 billion, or 59%, from June 30, 2011, due predominantly to a $5.5 billion increase in short-term FHLB advances as a result of utilization of the FHLB advance program as an alternative for shorter term funding. The increase was partially offset by a $761 million decrease in dealer collateral, which was reclassified to offset derivatives, a $670 million decrease in securities sold under agreement to repurchase, and a decrease of $241 million in master notes. Average short-term borrowings increased by $3.2 billion, or 52%, compared to the second quarter of 2011. The increase was primarily attributable to increased average FHLB advances of $5.2 billion, partially offset by a decrease in average dealer collateral of $830 million, a decline in average securities sold under agreements to repurchase of $618 million, and a decrease in average funds purchased of $191 million. For the first six months of 2012, average short-term borrowings increased by $4.3 billion, or 70%, compared to the six months ended June 30, 2011. The increase was primarily attributable to increased average FHLB advances of $6.3 billion, partially offset by a decrease in average dealer collateral of $792 million, a decline in average securities sold under agreements to repurchase of $643 million, and a decrease in average funds purchased of $217 million.

For the three and six months ended June 30, 2012 and 2011, our period-end outstanding balances for funds purchased, securities sold under agreements to repurchase, and other short-term borrowings were not materially different from maximum monthly outstanding balances or from the daily averages. For the six months ended June 30, 2012, our period-end FHLB advances were materially different than the maximum monthly outstanding balance as a result of higher holdings of FHLB borrowings at certain points during the six months ended June 30, 2012 due to ordinary balance sheet management practices. There were no short-term FHLB advances outstanding during the three and six months ended June 30, 2011.

Long-Term Debt
During the six months ended June 30, 2012, our long-term debt increased by $2.2 billion, which was primarily due to an increase in long-term FHLB advances of $4.0 billion, as part of an interest rate risk management strategy, offset by the maturity and redemption of $1.4 billion of floating rate senior unsubordinated notes and $589 million of five year floating rate senior foreign denominated unsubordinated notes. As of June 30, 2012, we have no outstanding government guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program. Included in our long-term debt as of June 30, 2012 was $1.2 billion of trust preferred securities, which were subsequently redeemed in July. There have been no other material changes in our long-term debt as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL RESOURCES
Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (RWA) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
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
In September 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers, and more stringent definitions of capital and exposure. Basel III would impose a new "Common Equity Tier 1" requirement of up to 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of up to 2.5%. The BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards.
Furthermore, in June 2012, the Federal Reserve, FDIC and OCC issued several joint NPRs to address the implementation of the proposed Basel III regulatory capital framework for U.S. financial institutions, including proposed minimum capital requirements, definitions of qualifying capital instruments, and risk-weighted asset calculations. As proposed, it appears that risk-weighted assets will increase primarily due to the ranges of risk-weightings for residential mortgages and home equity loans, resulting in a decline in our capital ratios. We continue to analyze the NPR; however, as currently proposed, we estimate our current Tier 1 common ratio would be approximately 8.0%, which is comfortably in excess of the proposed requirements. The regulatory agencies are asking financial institutions to provide comment on the NPR by September 7, 2012. The agencies are expected to consider the feedback and draft a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Tier 1 common ratio estimate that was determined using the NPR assumptions did not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. Our estimate of the current period Tier 1 common ratio under the NPR was calculated using the assumptions prescribed in the NPR, which can be found on the Federal Reserve's website. We monitor our capital structure to ensure it complies with current regulatory and prescribed operating levels and are taking into account these proposed regulations in our capital and strategic planning.

Capital Ratios		Table 14
(Dollars in millions)	June 30, 2012	December 31, 2011
Tier 1 capital	$13,774	$14,490
Total capital	17,431	18,177
RWA	135,708	132,940
Tier 1 common equity:
Tier 1 capital	$13,774	$14,490
Less:
Qualifying trust preferred securities	627	1,854
Preferred stock	275	275
Allowable minority interest	112	107
Tier 1 common equity	$12,760	$12,254
Risk-based ratios:
Tier 1 common equity	9.40%	9.22%
Tier 1 capital	10.15	10.90
Total capital	12.84	13.67
Tier 1 leverage ratio	8.15	8.75
Total shareholders’ equity to assets	11.54	11.35
Tier 1 common equity, Tier 1 capital, and total capital ratios were 9.40%, 10.15%, and 12.84%, respectively, at June 30, 2012 compared with 9.22%, 10.90%, and 13.67%, respectively, at December 31, 2011. The decrease in our Tier 1 and total capital ratios was primarily a result of the impact of the redemption of $38 million of outstanding trust preferred securities in the second quarter and the redemption of an additional $1.2 billion of outstanding trust preferred securities in July, which were required to be excluded from our capital calculations as of June 30, 2012. The estimated impact on Tier 1 and total capital at June 30, 2012 of excluding the trust preferred securities that were redeemed in June and July was approximately 90 basis points. At June 30, 2012, our capital ratios remain strong, exceeding current regulatory requirements, and are still expected to comfortably exceed the proposed requirements under the NPR as discussed above.

The Federal Reserve completed its most recent CCAR for the nineteen largest U.S. bank holding companies in March 2012. The Federal Reserve's review indicated that our capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Additionally, the Federal Reserve did not object to us maintaining our current quarterly common stock dividend of $0.05 per share and our plans to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital. Accordingly, during the first and second quarters of 2012, we declared a quarterly common stock dividend of $0.05 per share and in June 2012 we redeemed $38 million of the outstanding trust preferred securities and commenced the redemption of an additional $1.2 billion, which was subsequently completed in July as planned.

As a result of the Federal Reserve objecting to certain other capital actions in our CCAR submission, we submitted a revised capital plan in June 2012. In the revised submission, we did not request any incremental return of capital due to the close proximity of the revised submission to the 2013 CCAR process, which is expected to commence in the fourth quarter of 2012 and will provide us an opportunity to consider future capital deployment alternatives. We expect that the Federal Reserve will complete their review of our revised capital plan by the end of the third quarter.
During the six months ended June 30, 2012, we declared and paid common dividends totaling $54 million, or $0.10 per common share, compared with $11 million, or $0.02 per common share during the same period in 2011. Additionally, we declared and paid dividends during the six months ended June 30, 2012 and 2011 of $6 million and $4 million, respectively, on our preferred stock. Further, during the six months ended June 30, 2011, we declared and paid dividends of $60 million to the U.S. Treasury on the Series C and D Preferred Stock.
We remain subject to certain considerations on our ability to increase our dividend. If we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank. At June 30, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company totaled approximately $1.3 billion; however, use of this amount for payment of dividends to the Parent Company is subject to regulatory approval by federal and state bank regulatory authorities.

CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

ENTERPRISE RISK MANAGEMENT
There have been no significant changes in our Enterprise Risk Management as described in our Annual Report on Form 10-K for the year ended December 31, 2011, except as discussed below.
Credit Risk Management
There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Operational Risk Management
There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of NII and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 56% of total loans and after giving consideration to hedging related actions, are approximately 46% of total loans.
We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first six months of 2012.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which as described in additional detail below, are employed by management to understand NII at risk and MVE at risk. These measures show that our interest rate risk profile is relatively neutral.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model NII from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of NII over a two year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, we use simulation analysis to project NII under various interest rate scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about client behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on NII levels and sensitivities.
The sensitivity analysis included below is measured as a percentage change in NII due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The NII profile reflects a relatively neutral interest rate sensitive position with respect to an instantaneous 100 basis point change in rates.

Interest Rate Sensitivity from an Economic Perspective		Table 15
	Estimated % Change in NII Over 12 Months
(Basis points)	June 30, 2012	December 31, 2011
Rate Change
+100	2.5%	1.5%
-100[1]	(1.8)%	(1.8)%
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

Interest Rate Sensitivity from a Financial Reporting Perspective		Table 16
	Estimated % Change in NII Over 12 Months
(Basis points)	June 30, 2012	December 31, 2011
Rate Change
+100	2.8%	1.8%
-100[1]	(1.9)%	(2.0)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The difference from December 31, 2011 to June 30, 2012 seen above in both the economic and financial reporting perspectives related to the +100 basis point shock scenario is primarily due to an increase in asset sensitivity from projected balance sheet growth of floating rate assets and fixed rate deposits.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis above. Whereas NII simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the NII simulation, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII simulation model. As with the NII simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.

The +100 basis point MVE sensitivity scenario depicts a slight loss of value as rates increase which indicates asset durations are slightly longer than liability durations. The increase in NII for the same scenario indicates a greater amount of assets than liabilities repricing to higher yields over the next year. Comparing both profiles indicates a balance sheet with a slightly higher weighted average duration of assets combined with a higher percentage of floating rate assets compared to liabilities.

As of June 30, 2012, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates. MVE sensitivity is reported in both upward and downward rate shocks. However, results at June 30, 2012 in the downward rate shock were significantly less meaningful than the upward rate shock. In a -100 shock scenario, current interest rate levels that are already at or near 0% are adversely impacting discounted cash flow analysis causing the short end of the discount curve to be zero bound and therefore, the shock behaves more like a curve flattener than a parallel shock; these impact sensitivity measures in a non-intuitive manner.

Market Value of Equity Sensitivity		Table 17
	Estimated % Change in MVE
(Basis points)	June 30, 2012	December 31, 2011
Rate Change
+100	(0.1)%	(2.4)%
-100[1]	(3.4)%	(0.9)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential trading losses using a one day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days, or two to three times per year. We had no backtest exceptions to our overall firmwide VAR during the three and six months ended June 30, 2012 and 2011. The following table presents high, low, and average VAR for the three and six months ended June 30, 2012 and 2011.

Value at Risk Profile				Table 18
	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Average VAR	$4	$5	$5	$5
High VAR	$5	$6	$5	$7
Low VAR	$4	$4	$4	$4

Average VAR during the three months ended June 30, 2012 was lower compared to the three months ended June 30, 2011 primarily due to a reduction in assets during the period. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to actively manage trading risk.

Trading assets, net of trading liabilities, averaged $4.6 billion and $3.6 billion for the three months ended June 30, 2012 and 2011, respectively, and $4.7 billion and $3.6 billion for the six months ended June 30, 2012 and 2011. Trading assets, net of trading liabilities, were $4.5 billion and $3.6 billion at June 30, 2012 and 2011, respectively. The increase in average and period-end trading balances was primarily a result of an increase in the TRS portfolio.

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
The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of June 30, 2012, the Bank’s AFS investment portfolio contained $12.5 billion of free and liquid securities at book value, of which approximately 93% consisted of agency MBS, agency debt, and U.S. Treasury securities.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that could be quickly converted to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital service) for an extended period of months in accordance with Company risk limits.
We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The following table presents period-end and average balances from these four sources as of and for the six months ended June 30, 2012 and 2011. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 19
	June 30, 2012		June 30, 2011
(Dollars in billions)	As of	Average for the Six Months Ended ¹	As of	Average for the Six Months Ended ¹
Excess reserves	$2.6	$1.9	$3.1	$3.0
Free and liquid investment portfolio securities	12.5	13.6	18.3	17.8
FHLB borrowing capacity	10.9	10.8	12.5	12.9
Discount window borrowing capacity	17.3	17.1	14.5	13.3
Total	$43.3	$43.4	$48.4	$47.0
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of June 30, 2012, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to retire certain high-cost debt securities or other borrowings. During the second quarter, we used cash on hand to retire approximately $2 billion of senior debt at the Bank and Parent Company, including our last note issued under the FDIC's Temporary Liquidity Guarantee Program. The Parent Company retains a material cash position, in accordance with Company policies and risk limits discussed in greater detail below.
Additional contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of June 30, 2012, Moody’s, S&P, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
As of June 30, 2012
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Stable	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, originate primarily from our retail branch network and are our largest, most cost-effective source of funding. Core deposits increased to $126.1 billion as of June 30, 2012, from $125.6 billion as of December 31, 2011.
We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $19.1 billion as of June 30, 2012, from $17.5 billion as of December 31, 2011. During the three months ended June 30, 2012, we employed $3.0 billion of long-term FHLB advances as part of an interest rate risk management strategy, accounting for nearly all of a net $3.5 billion increase in FHLB advances during the quarter. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, was $4.7 billion as of June 30, 2012, down from $5.1 billion as of December 31, 2011.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5 billion of such securities, of which approximately $2.2 billion of issuance capacity remains available. The most recent issuance from this shelf occurred on November 1, 2011, when we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of June 30, 2012, the Bank had $36.3 billion of remaining capacity to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board, or formal program capacity, and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.
Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. As of June 30, 2012, this measure was well in excess of the current limit, which, along with a number of other measures, is reviewed regularly with the Risk Committee of the Board. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the three months ended June 30, 2012, we had $576 million of Parent Company debt that matured, and approximately $437 million of Parent Company debt is scheduled to mature later in 2012. Additionally, during the second quarter we gave notice to redeem approximately $1.2 billion of trust preferred securities that will not receive Tier 1 Capital credit under new regulatory capital rules; the Parent Company used cash on hand to redeem these securities. A majority of the Parent Company’s remaining liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.
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
Recent Developments. Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective, the potential impact of which cannot be presently quantified. However, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and prudent liquidity management practices.

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

Other Liquidity Considerations. As presented in Table 21, we had an aggregate potential obligation of $63.0 billion to our clients in unused lines of credit at June 30, 2012. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $4.8 billion in letters of credit as of June 30, 2012, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $2.6 billion of these letters supported variable rate demand obligations as of June 30, 2012.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	June 30, 2012	December 31, 2011
Unused lines of credit:
Commercial	$36,456	$35,685
Mortgage commitments [1]	9,075	7,833
Home equity lines	12,227	12,730
Commercial real estate	1,480	1,465
CP conduit	—	765
Credit card	3,811	3,526
Total unused lines of credit	$63,049	$62,004
Letters of credit:
Financial standby	$4,718	$5,081
Performance standby	52	70
Commercial	45	55
Total letters of credit	$4,815	$5,206
1Includes IRLC contracts with notional balances of $6.4 billion and $4.9 billion as of June 30, 2012 and December 31, 2011, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
MSRs, which are carried at fair value, totaled $865 million and $921 million as of June 30, 2012 and December 31, 2011, respectively, are managed within established risk limits and are monitored as part of various governance processes. We recorded decreases of $282 million and $214 million in the fair value of our MSRs for the three and six months ended June 30, 2012, respectively, and decreases of $162 million and $145 million in the fair value of our MSRs for the three and six months ended June 30, 2011. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We originated MSRs with fair values at the time of origination of $78 million and $161 million for the three and six months ended June 30, 2012, respectively, and $47 million and $136 million for the three and six months ended June 30, 2011.
For the three and six months ended June 30, 2012, we recorded losses related to MSRs of $11 million and $17 million (including decay of $54 million and $112 million), respectively, inclusive of the mark-to-market adjustments on the related hedges. For the three and six months ended June 30, 2011, we recorded losses related to MSRs of $29 million and $54 million (including decay of $41 million and $94 million), respectively, inclusive of the mark-to-market adjustments on the related hedges.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At June 30, 2012, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011, the first six months of 2012, and continuing to exist as of June 30, 2012. At June 30, 2012, we had no direct exposure to sovereign debt of these countries. However, at June 30, 2012, we had direct exposure to corporations and individuals in these countries of $61 million that comprised of unfunded commitments to lend, funded loans, and a nominal amount of letters of credit. Indirect exposure to these countries was $39 million at June 30, 2012 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries continues to be less than 1% of our total assets as of June 30, 2012, consistent with our exposure at December 31, 2011.

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

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$105	$50	$170	$100
Wholesale Banking	188	86	342	181
Mortgage Banking	(120)	(147)	(254)	(315)
Corporate Other	82	116	186	242

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$41,391	$38,636	$77,340	$76,802
Wholesale Banking	51,129	47,467	44,997	42,250
Mortgage Banking	30,809	28,822	3,573	2,695
Corporate Other	36	(5)	(25)	132

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$41,428	$38,745	$77,059	$76,369
Wholesale Banking	50,697	47,234	45,404	41,939
Mortgage Banking	30,803	29,067	3,386	2,838
Corporate Other	26	(6)	15	152

See Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Six Months Ended June 30, 2012 vs. 2011

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $170 million for the six months ended June 30, 2012, an increase of $70 million, or 70%, compared to the same period in 2011. The increase in net income was due to lower provision for credit losses, lower noninterest expense, and higher net interest income, partially offset by lower noninterest income.

Net interest income was $1.3 billion, an increase of $24 million, or 2%, compared to the same period in 2011. The increase was driven by higher average loan and deposit balances and one additional day in 2012, partially offset by the impact of lower loan and deposit spreads. Net interest income related to loans increased $19 million, or 4%, compared to the prior year driven by a $2.7 billion, or 7%, increase in average loan balances, partially offset by a decrease in loan spreads of 8 basis points. The increase in average loans was driven by higher production in indirect auto, student loans, and consumer direct, and the fourth quarter 2011 acquisitions of student loan portfolios, partially offset by decreases in home equity lines and residential mortgages.

Net interest income related to client deposits decreased $5 million, or 1%, compared to the same period in 2011 as deposit spreads decreased 4 basis points, partially offset by a $690 million, or 1%, increase in average deposit balances. Favorable deposit mix trends continued as low cost average deposits increased $3.0 billion, offsetting a $2.3 billion, or 13%, decline in average time deposits.

Provision for credit losses was $272 million, a decrease of $107 million, or 28%, compared to the same period in 2011. The decrease was driven by net charge-off declines of $68 million in home equity lines, $15 million in residential mortgage loans, $10 million in credit card, and $10 million in consumer indirect installment.

Total noninterest income was $662 million, a decrease of $69 million, or 9%, compared to the same period in 2011. Interchange revenue decreased $76 million versus the same period in 2011 driven by regulations on debit interchange fee income that became effective in the fourth quarter of 2011, partially offset by increases in retail investment income, service charges in deposit accounts, and other miscellaneous income.

Total noninterest expense was $1.4 billion, a decline of $46 million or 3% compared to the same period in 2011. The decrease was driven by a decrease in staff expense, credit-related expenses, and reduced rewards program expense.

Wholesale Banking

Wholesale Banking reported net income of $342 million for the six months ended June 30, 2012, an increase of $161 million, or 89%, compared to the same period in 2011. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense combined with an increase in net interest income, partially offset by a decline in noninterest income.

Net interest income was $923 million, an $83 million, or 10%, increase compared to the same period in 2011, driven by higher average loan and deposit balances. Net interest income related to loans increased $38 million, or 8%, compared to the same period in 2011, as average loan balances increased $3.5 billion, or 7%. Increases in commercial and tax-exempt loans were partially offset by decreases in commercial real estate loans. Net interest income related to deposits increased $31million, or 8%, resulting from a $3.5 billion, or 8%, increase in deposit balances compared to the same period in 2011. Favorable trends in deposit mix continued as lower cost demand deposits increased $5.2 billion, or 28%, while interest bearing transaction accounts and money market accounts combined average balances decreased $1.4 billion, or 7%, due in part to client preference migrating to demand deposit products.

Provision for credit losses was $168 million, a decrease of $153 million, or 48%, compared to the prior year. The decrease was driven by lower net charge-offs in commercial real estate loans, commercial and tax-exempt loans, and residential mortgages.

Total noninterest income was $762 million, a decrease of $29 million, or 4%, compared to the prior year. The decrease was due to lower merchant banking income, investment banking income, and card fees (due to new regulations on debit card interchange fees that became effective at the beginning of the fourth quarter of 2011), partially offset by valuation gains on seed capital investments combined with increased trading revenue, loan commitment fees, and leasing gains.

Total noninterest expense was $1.0 billion, a decrease of $56 million, or 5%, compared to the prior year. Declines in litigation-related expenses, other real estate-related expenses, staff expense, and allocated corporate costs were partially offset by an increase in outside processing costs.

Mortgage Banking

Mortgage Banking reported a net loss of $254 million for the six months ended June 30, 2012, an improvement of $61 million, or 19%, compared to a net loss of $315 million for the same period in 2011. The improvement was driven by lower provision for credit losses and higher noninterest income, partially offset by higher noninterest expense.

Net interest income was $257 million, an increase of $25 million, or 11%, predominantly due to higher net interest income on loans and LHFS, reduced funding costs on lower MSR balances, partially offset by lower deposit income. Residential mortgage loans increased $2.3 billion, or 9%, resulting in an increase in net interest income of $13 million. Net interest income on LHFS increased $5 million due to a $641 million increase in average balances partially offset by lower spreads. Average MSRs declined $541 million resulting in increased net interest income of $11 million, or 55%. Total average deposits increased $548 million, or 19%, resulting in a decrease in net interest income of $4 million due predominantly to lower deposit spreads.

Provision for credit losses was $331 million, a decline of $45 million, or 12%, compared to the same period in 2011. The improvement was driven by a $39 million decline in residential mortgage net charge-offs. Net charge-offs included $35 million and $10 million of charge-offs related to the sale of nonperforming residential mortgage loans in 2012 and 2011, respectively.

Total noninterest income was $336 million, an increase of $180 million compared to the same period in 2011. The increase was predominantly driven by a $171 million increase in mortgage production income predominantly due to higher production volume, gain on sale margins and fee income, partially offset by a $161 million increase in mortgage repurchase provision. Loan originations were $15.9 billion for the six months ended June 30, 2012, compared to $10.4 billion for the prior year, an increase of $5.5 billion, or 52%. Mortgage servicing income of $151 million, was up $7 million, or 5%. Total loans serviced were $153.4 billion at June 30, 2012 compared with $162.9 billion at June 30, 2011, down 6%.

Total noninterest expense of $686 million, increased $160 million, or 30%, compared to the same period in 2011. Operating losses increased $69 million due to compliance-related costs, largely attributable to mortgage servicing and litigation expenses. Consulting expenses increased $36 million, predominantly due to costs associated with the Federal Reserve Consent Order and other business initiatives. Total allocated costs increased $33 million and staff expenses increased $26 million driven by costs associated with higher volumes.

Corporate Other

Corporate Other's net income for the six months ended June 30, 2012 was $186 million, a decrease of $56 million, or 23%, compared to the same period in 2011. The decrease was predominantly due to lower income as a result of maturing interest rate swaps utilized to manage interest rate risk and lower gains from the sale of AFS securities.

Net interest income was $222 million, a decrease of $21 million, or 9%, compared to the same period in 2011. The decrease was primarily due to lower income from the aforementioned interest swaps and was partially offset by lower cost of funds driven by a decrease in other assets. Total average assets decreased $0.8 billion, or 2%, predominantly due to reduction in the investment portfolio. Average long-term debt decreased by $1.3 billion, or 10%, compared to 2011, primarily due to the repayment of senior and subordinated debt. Average short-term borrowings increased $6.8 billion as our non-deposit funding profile began to reflect a more normalized asset growth and balance sheet environment.

Total noninterest income was $61 million, a decrease of $74 million, or 55%, compared to the same period in 2011. The decrease was due to a $64 million decrease in net gains on the sale of AFS securities and a $10 million decrease in mark-to-market valuation on our public debt and index linked CDs carried at fair value.

Total noninterest expenses increased $8 million compared to the same period in 2011. The increase was mainly due to the debt extinguishment charges in the second quarter of 2012 related to redemption of higher cost trust preferred securities in June and July.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A of this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a) None.
(b) None.
(c) SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or warrants to purchase common stock during the quarter ended June 30, 2012. At June 30, 2012, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants (although any such repurchase would be subject to the prior approval of the Federal Reserve), and there was no unused Board authority to repurchase any shares of common stock, Series A Preferred Stock Depositary Shares, or the Series B Preferred Stock Depositary Shares.

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
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011.	*

10.1	Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: August 1, 2012.