Form 10-Q
period 2012-09-30
SUNTRUST BANKS INC
filed 2012-11-07
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At October 31, 2012, 538,828,728 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
CDS — Credit default swaps.
CIB — Corporate and Investment Banking.
Class A shares — Visa Inc. Class A common stock.
Class B shares —Visa Inc. Class B common stock.
CLO — Collateralized loan obligation.
Coke — The Coca-Cola Company.
Coke Counterparty — a large, unaffiliated financial institution with whom the Company entered into the Agreements.
Coke Stock Split — the two-for-one stock split of shares of The Coca-Cola Company effective August 10, 2012.
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

i

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
Visa Counterparty — a financial institution which purchased the Company's Visa Class B shares.
W&IM — Wealth and Investment Management.

PART I – FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$1,257	$1,296	$3,820	$3,910
Interest and fees on loans held for sale	29	21	84	71
Interest and dividends on securities available for sale:
Taxable interest	132	175	454	517
Tax-exempt interest	4	5	12	16
Dividends[1]	8	20	53	61
Trading account interest and other	15	21	48	63
Total interest income	1,445	1,538	4,471	4,638
Interest Expense
Interest on deposits	98	154	342	485
Interest on long-term debt	66	110	244	347
Interest on other borrowings	10	11	29	35
Total interest expense	174	275	615	867
Net interest income	1,271	1,263	3,856	3,771
Provision for credit losses	450	347	1,067	1,186
Net interest income after provision for credit losses	821	916	2,789	2,585
Noninterest Income
Service charges on deposit accounts	172	176	504	509
Other charges and fees	116	130	361	386
Card fees	55	104	183	309
Trust and investment management income	127	134	387	404
Retail investment services	60	58	180	175
Investment banking income	83	68	230	231
Trading income	19	66	145	171
Mortgage production related (loss)/income	(64)	54	102	56
Mortgage servicing related income	64	58	215	202
Net securities gains[2]	1,941	2	1,973	98
Other noninterest (loss)/income	(31)	53	78	157
Total noninterest income	2,542	903	4,358	2,698
Noninterest Expense
Employee compensation	670	642	1,977	1,898
Employee benefits	110	108	363	354
Outside processing and software	171	164	527	484
Net occupancy expense	92	90	267	268
Marketing and customer development	75	41	134	125
Operating losses	71	72	200	161
Regulatory assessments	67	80	179	232
Credit and collection services	65	71	181	182
Equipment expense	49	44	140	132
Other staff expense	41	18	75	53
Consulting and legal fees	40	34	116	77
Other real estate expense	30	62	133	195
Amortization/impairment of goodwill/intangible assets	17	11	39	34
Net loss/(gain) on debt extinguishment	2	(1)	15	(3)
Other noninterest expense	226	124	467	375
Total noninterest expense	1,726	1,560	4,813	4,567
Income before provision for income taxes	1,637	259	2,334	716
Provision for income taxes	551	45	710	136
Net income including income/(loss) attributable to noncontrolling interest	1,086	214	1,624	580
Net income/(loss) attributable to noncontrolling interest	9	(1)	22	7
Net income	$1,077	$215	$1,602	$573
Net income available to common shareholders	$1,066	$211	$1,581	$424
Net income per average common share:
Diluted	$1.98	$0.39	$2.94	$0.81
Basic	1.99	0.40	2.96	0.81
Dividends declared per common share	0.05	0.05	0.15	0.07
Average common shares - diluted	538,699	535,395	537,538	524,888
Average common shares - basic	534,506	531,928	533,859	521,248
1 Includes dividends on common stock of The Coca-Cola Company of $14 million during the three months ended September 30, 2011, $31 million during the nine months ended September 30, 2012, and $42 million during the nine months ended September 30, 2011.
2 Includes credit-related OTTI losses of $3 million and $7 million for the three and nine months ended September 30, 2012, respectively, and $0 and $2 million for the three and nine months ended September 30, 2011, respectively. There were no non-credit related unrealized OTTI losses recorded in OCI, before taxes, for the three and nine months ended September 30, 2012 and 2011.
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive (Loss)/Income

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2012	2011	2012	2011
Net income	$1,077	$215	$1,602	$573
Components of other comprehensive (loss)/income:
Change in net unrealized gains on securities, net of tax of ($795), $100, ($688), and $170, respectively	(1,448)	173	(1,256)	294
Change in net unrealized gains on derivatives, net of tax of $111, $105, $15, and $74, respectively	204	182	34	129
Change related to employee benefit plans, net of tax of $3, $2, ($13), and ($7), respectively	5	4	(23)	(13)
Total other comprehensive (loss)/income	(1,239)	359	(1,245)	410
Total comprehensive (loss)/income	($162)	$574	$357	$983
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of
(Dollars in millions and shares in thousands) (Unaudited)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$4,655	$3,696
Securities purchased under agreements to resell	930	792
Interest-bearing deposits in other banks	22	21
Cash and cash equivalents	5,607	4,509
Trading assets (including encumbered securities of $614 as of September 30, 2012 and $574 as of December 31, 2011)	6,381	6,279
Securities available for sale	21,467	28,117
Loans held for sale[1] (loans at fair value: $3,222 as of September 30, 2012 and $2,141 as of December 31, 2011)	5,205	2,353
Loans[2] (loans at fair value: $390 as of September 30, 2012 and $433 as of December 31, 2011)	121,817	122,495
Allowance for loan and lease losses	(2,239)	(2,457)
Net loans	119,578	120,038
Premises and equipment	1,578	1,564
Goodwill	6,369	6,344
Other intangible assets (MSRs at fair value: $831 as of September 30, 2012 and $921 as of December 31, 2011)	896	1,017
Other real estate owned	304	479
Other assets	5,796	6,159
Total assets	$173,181	$176,859
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$37,592	$34,359
Interest-bearing consumer and commercial deposits	87,306	91,252
Total consumer and commercial deposits	124,898	125,611
Brokered time deposits (CDs at fair value: $900 as of September 30, 2012 and $1,018 as of December 31, 2011)	2,198	2,281
Foreign deposits	130	30
Total deposits	127,226	127,922
Funds purchased	680	839
Securities sold under agreements to repurchase	1,630	1,644
Other short-term borrowings	6,511	8,983
Long-term debt [3] (debt at fair value: $2,050 as of September 30, 2012 and $1,997 as of December 31, 2011)	10,765	10,908
Trading liabilities	1,458	1,806
Other liabilities	4,512	4,691
Total liabilities	152,782	156,793
Preferred stock, no par value	275	275
Common stock, $1.00 par value	550	550
Additional paid in capital	9,195	9,306
Retained earnings	10,491	8,978
Treasury stock, at cost, and other[4]	(616)	(792)
Accumulated other comprehensive income, net of tax	504	1,749
Total shareholders’ equity	20,399	20,066
Total liabilities and shareholders’ equity	$173,181	$176,859

Common shares outstanding	538,821	536,967
Common shares authorized	750,000	750,000
Preferred shares outstanding	3	3
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	11,100	12,954
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$328	$315
[2] Includes loans of consolidated VIEs	374	3,322
[3] Includes debt of consolidated VIEs ($287 at fair value as of September 30, 2012 and $289 as of December 31, 2011)	683	722
[4] Includes noncontrolling interest held	114	107

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income [2]	Total
Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	573	—	—	573
Other comprehensive income	—	—	—	—	—	—	410	410
Change in noncontrolling interest	—	—	—	—	—	(8)	—	(8)
Common stock dividends, $0.07 per share	—	—	—	—	(37)	—	—	(37)
Preferred stock dividends, $3,044 per share	—	—	—	—	(5)	—	—	(5)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Purchase of outstanding warrants				(11)				(11)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Stock compensation expense	—	—	—	9	—	—	—	9
Restricted stock activity	—	2	—	(57)	—	49	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	25	—	25
Issuance of stock for employee benefit plans and other	—	—	—	(12)	—	27	—	15
Balance, September 30, 2011	$172	537	$550	$9,314	$8,933	($795)	$2,026	$20,200
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	1,602	—	—	1,602
Other comprehensive loss	—	—	—	—	—	—	(1,245)	(1,245)
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.15 per share	—	—	—	—	(81)	—	—	(81)
Preferred stock dividends, $3,056 per share	—	—	—	—	(8)	—	—	(8)
Exercise of stock options and stock compensation expense	—	1	—	(35)	—	51	—	16
Restricted stock activity	—	1	—	(64)	—	69	—	5
Amortization of restricted stock compensation	—	—	—	—	—	22	—	22
Issuance of stock for employee benefit plans and other	—	—	—	(12)	—	27	—	15
Balance, September 30, 2012	$275	539	$550	$9,195	$10,491	($616)	$504	$20,399

1 At September 30, 2012, includes ($673) million for treasury stock, ($57) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
At September 30, 2011, includes ($858) million for treasury stock, ($58) million for compensation element of restricted stock, and $121 million for noncontrolling interest.
2 Components of AOCI at September 30, 2012, included $607 million in unrealized net gains on AFS securities, $603 million in unrealized net gains on derivative financial instruments, and ($706) million related to employee benefit plans. At September 30, 2011, components included $1,820 million in unrealized net gains on AFS securities, $661 million in unrealized net gains on derivative financial instruments, and ($455) million related to employee benefit plans.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2012	2011
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,624	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	567	563
Origination of mortgage servicing rights	(244)	(183)
Provisions for credit losses and foreclosed property	1,191	1,309
Mortgage repurchase provision	701	287
Net securities gains	(1,973)	(98)
Net gain on sale of loans held for sale, loans, and other assets	(865)	(309)
Net (increase)/decrease in loans held for sale	(199)	2,146
Net decrease/(increase) in other assets	457	(556)
Net decrease in other liabilities	(313)	—
Net cash provided by operating activities	946	3,739
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	5,431	3,903
Proceeds from sales of securities available for sale	4,195	11,585
Purchases of securities available for sale	(3,097)	(15,664)
Proceeds from maturities, calls, and paydowns of trading securities	—	132
Proceeds from sales of trading securities	—	102
Net increase in loans, including purchases of loans	(4,833)	(5,018)
Proceeds from sales of loans	2,041	499
Capital expenditures	(168)	(78)
Payments related to acquisitions, including contingent consideration	(13)	(20)
Proceeds from the sale of other real estate owned and other assets	363	481
Net cash provided by/(used in) investing activities	3,919	(4,078)
Cash Flows from Financing Activities
Net (decrease)/increase in total deposits	(696)	3,207
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(2,645)	1,416
Proceeds from the issuance of long-term debt	4,000	1,039
Repayment of long-term debt	(4,359)	(1,255)
Proceeds from the issuance of common stock	—	1,017
Repurchase of preferred stock	—	(4,850)
Purchase of outstanding warrants	—	(11)
Common and preferred dividends paid	(89)	(102)
Other financing activities	22	—
Net cash (used in)/provided by financing activities	(3,767)	461
Net increase in cash and cash equivalents	1,098	122
Cash and cash equivalents at beginning of period	4,509	5,378
Cash and cash equivalents at end of period	$5,607	$5,500
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$34	$53
Loans transferred from loans to loans held for sale	3,112	657
Loans transferred from loans and loans held for sale to other real estate owned	304	570
Accretion of discount for preferred stock issued to the U.S. Treasury	—	80

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
These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, the Company elected to revise its credit policy related to the nonaccrual status and timing of charge-off recognition of second lien loans. The Company began classifying second lien loans as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing, and as a result, the Company reclassified $81 million of performing second lien loans to nonaccrual. Additionally, the Company previously charged-off second lien loans at 180 days past due, but implemented a change in policy in the third quarter of 2012 to recognize the charge-off at 120 days past due as the analysis indicated that when a second lien loan becomes 120 days past due, the vast majority of these loans ultimately experience a charge-off. The change in credit policy resulted in $65 million of incremental charge-offs during the three and nine months ended September 30, 2012.
Except for accounting policies that have been recently adopted as described below, and the policy change related to second lien loans noted above, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU requires presentation of the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of EPS. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011-05,” which deferred the effective date for the amendments to the reclassification of items out of AOCI. In June 2012, the FASB decided that the presentation requirements deferred in ASU 2011-12 would not be reinstated. The guidance, with the exception of reclassification adjustments, was effective on January 1, 2012, and must be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in the Consolidated Statements of Comprehensive (Loss)/Income. The adoption did not impact the Company’s financial position, results of operations, or EPS.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU amends interim and annual goodwill impairment testing requirements such that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance was effective for annual and interim goodwill impairment tests beginning on or after January 1, 2012. The Company adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited), continued

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has evaluated this ASU and it is not expected to impact the Company's financial position, results of operations, or EPS when adopted.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements." The ASU prescribes technical corrections and improvements to the Accounting Standards Codification for source literature amendments, guidance clarification and reference corrections, and relocated guidance within the Accounting Standards Codification. The ASU is effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$213	$11	$—	$224
Federal agency securities	1,713	89	—	1,802
U.S. states and political subdivisions	343	18	6	355
MBS - agency	16,705	881	—	17,586
MBS - private	213	4	—	217
ABS	260	5	4	261
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	975	1	—	976
Total securities AFS	$20,464	$1,013	$10	$21,467

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1At September 30, 2012, other equity securities included the following securities at cost: $432 million in FHLB of Atlanta stock, $401 million in Federal Reserve Bank stock, and $141 million in mutual fund investments. At December 31, 2011, other equity securities included the following securities at cost: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, and $187 million in mutual fund investments.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $8.1 billion and $9.1 billion as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, there were no securities AFS pledged under which the transferee may repledge the collateral. The Company has also pledged $939 million and $770 million of certain other marketable securities and cash equivalents to secure $907 million and $747 million of repurchase agreements as of September 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

During the three months ended September 30, 2012, the Company terminated the Agreements that hedged the Coke common stock, and the Company sold, in the market or to the Coke Counterparty, 59 million of its 60 million shares of Coke and contributed the remaining 1 million shares of Coke to the SunTrust Foundation for a net gain of $1.9 billion. The contribution to the SunTrust Foundation increased noninterest expense by $38 million during the three and nine months ended September 30, 2012. Details of the transactions are discussed in Note 10, "Derivative Financial Instruments."
The amortized cost and fair value of investments in debt securities at September 30, 2012, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$11	$202	$—	$—	$213
Federal agency securities	153	1,349	84	127	1,713
U.S. states and political subdivisions	103	172	19	49	343
MBS - agency	947	14,539	1,027	192	16,705
MBS - private	—	129	84	—	213
ABS	159	71	2	28	260
Corporate and other debt securities	4	21	17	—	42
Total debt securities	$1,377	$16,483	$1,233	$396	$19,489
Fair Value:
U.S. Treasury securities	$11	$213	$—	$—	$224
Federal agency securities	155	1,420	95	132	1,802
U.S. states and political subdivisions	105	184	19	47	355
MBS - agency	1,006	15,294	1,082	204	17,586
MBS - private	—	130	87	—	217
ABS	160	69	2	30	261
Corporate and other debt securities	4	22	20	—	46
Total debt securities	$1,441	$17,332	$1,305	$413	$20,491

Weighted average yield [1]	3.47%	2.95%	3.68%	3.38%	3.03%
1 Average yields are based on amortized cost and presented on a fully taxable-equivalent basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. As of September 30, 2012, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$30	$—	$—	$—	$30	$—
U.S. states and political subdivisions	—	—	25	6	25	6
MBS - agency	49	—	—	—	49	—
ABS	—	—	12	2	12	2
Total temporarily impaired securities	79	—	37	8	116	8
Other-than-temporarily impaired securities[1]:
MBS - private	—	—	46	—	46	—
ABS	—	—	4	2	4	2
Total other-than-temporarily impaired securities	—	—	50	2	50	2
Total impaired securities	$79	$—	$87	$10	$166	$10

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$10	$—	$—	$—	$10	$—
U.S. states and political subdivisions	1	—	28	4	29	4
MBS - agency	224	—	1	—	225	—
CDO/CLO securities	50	—	—	—	50	—
ABS	—	—	11	5	11	5
Total temporarily impaired securities	285	—	40	9	325	9
Other-than-temporarily impaired securities[1]:
MBS - private	15	1	206	30	221	31
ABS	1	—	3	2	4	2
Total other-than-temporarily impaired securities	16	1	209	32	225	33
Total impaired securities	$301	$1	$249	$41	$550	$42
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
At September 30, 2012 and December 31, 2011, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months include municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS is also highly-rated, continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to ABS at September 30, 2012 is related to three securities within the portfolio that are 2003 and 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved since the credit-related impairment was recognized, and as a result, the amount of expected credit losses was reduced, and the expected increase in cash flows is being accreted into earnings as a yield adjustment over the remaining life of the securities.

Notes to Consolidated Financial Statements (Unaudited), continued

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012		2011	2012		2011
Gross realized gains	$1,944	[1]	$4	$1,980	[1]	$180
Gross realized losses	—		(2)	—		(80)
OTTI	(3)		—	(7)		(2)
Net securities gains	$1,941		$2	$1,973		$98
1Included in these amounts are $305 million in losses recognized during the three and nine months ended September 30, 2012 related to the termination of the Agreements that hedge the Coke common stock.

The securities that gave rise to credit impairments recognized during the three and nine months ended September 30, 2012, as shown in the table below, consisted of private MBS with a fair value of $217 million. The securities impacted by credit impairment during the nine months ended September 30, 2011, consisted of private MBS with a fair value of $176 million at September 30, 2011. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled for the collateral underlying each security. As part of that analysis, the model incorporates loan level information such as loan to collateral values, FICO scores, and home price appreciation/depreciation data specific to the geography of the loan. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007. There were no OTTI losses recognized during the three months ended September 30, 2011.

The Company has not purchased any new private MBS during the nine months ended September 30, 2012, and continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total impairment, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
(Dollars in millions)	MBS - Private	MBS - Private	MBS - Private	MBS - Private
OTTI[1]	$3	$—	$7	$3
Portion of losses recognized in OCI (before taxes)	—	—	—	(1)
Net impairment losses recognized in earnings	$3	$—	$7	$2
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position, plus any additional credit losses taken through earnings that exceeds the total impairment.

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a rollforward of credit losses recognized in earnings for the three and nine months ended September 30, 2012 and 2011, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$28	$21	$25	$20
Additions:
OTTI credit losses on previously impaired securities	3	—	7	2
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	—	—	(1)	(1)
Balance, end of period	$31	$21	$31	$21

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the nine months ended September 30:

	2012	2011
Default rate	2 - 9%	4 - 8%
Prepayment rate	7 - 21%	12 - 22%
Loss severity	40 - 56%	39 - 44%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. During the first nine months of 2012, there was improvement in the default estimates for certain credit impaired bonds; however, slower prepayment speeds and higher severity rates resulted in the recognition of additional impairment.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	September 30, 2012	December 31, 2011
Commercial loans:
Commercial & industrial	$52,407	$49,538
Commercial real estate	4,491	5,094
Commercial construction	808	1,240
Total commercial loans	57,706	55,872
Residential loans:
Residential mortgages - guaranteed	4,823	6,672
Residential mortgages - nonguaranteed[1]	23,925	23,243
Home equity products	15,019	15,765
Residential construction	805	980
Total residential loans	44,572	46,660
Consumer loans:
Guaranteed student loans	5,823	7,199
Other direct	2,341	2,059
Indirect	10,781	10,165
Credit cards	594	540
Total consumer loans	19,539	19,963
LHFI	$121,817	$122,495
LHFS	$5,205	$2,353
1Includes $390 million and $431 million of loans carried at fair value at September 30, 2012 and December 31, 2011, respectively.

During the three months ended September 30, 2012 and 2011, the Company transferred $2.0 billion and $459 million in LHFI to LHFS, and $3 million and $7 million in LHFS to LHFI, respectively. Additionally, during the three months ended September 30, 2012 and 2011, the Company sold $649 million and $202 million in loans and leases for gains of $9 million and $10 million, respectively.
During the nine months ended September 30, 2012 and 2011, the Company transferred $3.1 billion and $657 million in LHFI to LHFS, and $34 million and $53 million in LHFS to LHFI, respectively. Additionally, during the nine months ended September 30, 2012 and 2011, the Company sold $2.0 billion and $479 million in loans and leases for gains of $62 million and $20 million, respectively. There were no other material sales of LHFI during the three and nine months ended September 30, 2012 and 2011.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low expectations of default. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. Criticized assets have a higher PD. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the

Notes to Consolidated Financial Statements (Unaudited), continued

Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified, Doubtful, and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.
Risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, loan characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. In response to updates in the industry-wide FICO scoring model and to enhance the Company's ability to manage credit risk, the Company updated its FICO scoring model to this updated version for the Home Equity, Indirect, and Other Direct portfolios in the first quarter of 2012. This change was the primary reason for the changes in the percentage of balances across the FICO score ranges noted below. There was no impact to the Company's financial position or results of operations as a result of updating the FICO scoring model.
For government guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2012 and December 31, 2011, 86% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.

Notes to Consolidated Financial Statements (Unaudited), continued

LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Credit rating:
Pass	$50,496	$47,683	$3,788	$3,845	$524	$581
Criticized accruing	1,623	1,507	584	961	209	369
Criticized nonaccruing	288	348	119	288	75	290
Total	$52,407	$49,538	$4,491	$5,094	$808	$1,240

	Residential Loans [2]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current FICO score range:
700 and above	$17,550	$16,139	$11,454	$11,084	$594	$661
620 - 699	4,071	4,132	2,339	2,903	137	202
Below 620[1]	2,304	2,972	1,226	1,778	74	117
Total	$23,925	$23,243	$15,019	$15,765	$805	$980

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Current FICO score range:
700 and above	$1,930	$1,614	$8,156	$7,397	$404	$347
620 - 699	343	359	1,992	1,990	145	142
Below 620[1]	68	86	633	778	45	51
Total	$2,341	$2,059	$10,781	$10,165	$594	$540
1For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
2Excludes $4.8 billion and $6.7 billion at September 30, 2012 and December 31, 2011, respectively, of guaranteed residential loans. At both September 30, 2012 and December 31, 2011, the majority of these loans had FICO scores of 700 and above.
3Excludes $5.8 billion and $7.2 billion at September 30, 2012 and December 31, 2011, respectively, of guaranteed student loans.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	As of September 30, 2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
Commercial & industrial	$52,009	$82	$28	$288	$52,407
Commercial real estate	4,351	20	1	119	4,491
Commercial construction	733	—	—	75	808
Total commercial loans	57,093	102	29	482	57,706
Residential loans:
Residential mortgages - guaranteed	3,934	151	738	—	4,823
Residential mortgages - nonguaranteed[1]	22,866	251	22	786	23,925
Home equity products	14,566	143	—	310	15,019
Residential construction	664	12	—	129	805
Total residential loans	42,030	557	760	1,225	44,572
Consumer loans:
Guaranteed student loans	5,001	520	302	—	5,823
Other direct	2,313	17	5	6	2,341
Indirect	10,704	57	2	18	10,781
Credit cards	582	6	6	—	594
Total consumer loans	18,600	600	315	24	19,539
Total LHFI	$117,723	$1,259	$1,104	$1,731	$121,817
1Includes $390 million of loans carried at fair value, the majority of which were accruing current.
2Total nonaccruing loans past due 90 days or more totaled $1.3 billion. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

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
1Includes $431 million of loans carried at fair value, the majority of which were accruing current.
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

	As of September 30, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$102	$66	$—	$97	$—	$107	$1
Commercial real estate	47	28	—	52	2	62	3
Commercial construction	59	55	—	64	—	71	1
Total commercial loans	208	149	—	213	2	240	5
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	46	44	6	44	—	42	1
Commercial real estate	26	19	—	21	—	22	—
Commercial construction	8	6	2	6	—	6	—
Total commercial loans	80	69	8	71	—	70	1
Residential loans:
Residential mortgages - nonguaranteed	2,326	2,050	215	2,053	20	2,059	62
Home equity products	574	534	88	536	7	541	20
Residential construction	272	226	25	227	3	234	8
Total residential loans	3,172	2,810	328	2,816	30	2,834	90
Consumer loans:
Other direct	13	13	1	13	—	13	—
Indirect	30	30	1	31	1	32	2
Credit cards	23	23	6	23	—	25	1
Total consumer loans	66	66	8	67	1	70	3
Total impaired loans	$3,526	$3,094	$344	$3,167	$33	$3,214	$99
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the three and nine months ended September 30, 2012, cash basis interest income was $6 million and $15 million, respectively.

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

Included in the impaired loan balances above were $2.6 billion of accruing TDRs at both September 30, 2012 and December 31, 2011, of which 95% and 93% were current, respectively. For further information regarding the Company’s loan impairment policy, see Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

Nonperforming assets are shown in the following table:

(Dollars in millions)	September 30, 2012	December 31, 2011
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial	$288	$348
Commercial real estate	119	288
Commercial construction	75	290
Residential loans:
Residential mortgages - nonguaranteed	786	1,392
Home equity products	310	338
Residential construction	129	220
Consumer loans:
Other direct	6	7
Indirect	18	20
Total nonaccrual/NPLs	1,731	2,903
OREO[1]	304	479
Other repossessed assets	10	10
Nonperforming LHFS	40	—
Total nonperforming assets	$2,085	$3,392
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $143 million and $132 million at September 30, 2012 and December 31, 2011, respectively.

Restructured Loans
TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession, in an attempt to protect as much of its investment as possible, to the borrower that it would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain limited situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.
At September 30, 2012 and December 31, 2011, the Company had $3 million and $5 million, respectively, in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR during the three and nine months ended September 30, 2012 and 2011, by type of modification, are shown in the following tables:

	Three Months Ended September 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	87	$4	$1	$6	$11
Commercial real estate	4	5	—	—	5
Commercial construction	3	1	—	2	3
Residential loans:
Residential mortgages - nonguaranteed	279	—	20	1	21
Home equity products	431	—	26	4	30
Residential construction	165	—	—	25	25
Consumer loans:
Other direct	42	—	—	1	1
Indirect	1,000	—	—	17	17
Credit cards	281	—	2	—	2
Total TDRs	2,292	$10	$49	$56	$115

	Nine Months Ended September 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	270	$4	$3	$21	$28
Commercial real estate	27	17	7	2	26
Commercial construction	15	3	—	13	16
Residential loans:
Residential mortgages - nonguaranteed	703	—	61	2	63
Home equity products	1,272	—	90	7	97
Residential construction	340	—	1	54	55
Consumer loans:
Other direct	81	—	—	2	2
Indirect	1,795	—	—	31	31
Credit cards	1,144	—	7	—	7
Total TDRs	5,647	$24	$169	$132	$325
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness was during the three and nine months ended September 30, 2012 was $1 million and $2 million, respectively.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and nine months ended September 30, 2012.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2011[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	208	$—	$21	$30	$51
Commercial real estate	9	2	8	6	16
Commercial construction	11	9	6	50	65
Residential loans:
Residential mortgages - nonguaranteed	304	—	57	4	61
Home equity products	569	—	38	4	42
Residential construction	266	—	5	29	34
Consumer loans:
Other direct	7	—	—	1	1
Credit cards	716	—	4	—	4
Total TDRs	2,090	$11	$139	$124	$274

	Nine Months Ended September 30, 2011[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	391	$27	$43	$39	$109
Commercial real estate	34	24	24	21	69
Commercial construction	93	36	8	91	135
Residential loans:
Residential mortgages - nonguaranteed	832	—	199	12	211
Home equity products	1,312	—	100	4	104
Residential construction	316	—	15	30	45
Consumer loans:
Other direct	58	—	—	3	3
Credit cards	1,941	—	11	—	11
Total TDRs	4,977	$87	$400	$200	$687
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and nine months ended September 30, 2011 was $3 million and $12 million, respectively.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and nine months ended September 30, 2011.

The preceding tables represent loans modified under the terms of a TDR during the three and nine months ended September 30, 2012 and 2011, whereas the following tables represent loans modified as a TDR over longer time periods; as specified in the tables below, that became 90 days or more delinquent during the three and nine months ended September 30, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2012 [1]		Nine Months Ended September 30, 2012 [1]
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	38	$1	63	$4
Commercial real estate	—	—	4	4
Commercial construction	2	—	9	6
Residential loans:
Residential mortgages	31	2	87	16
Home equity products	32	2	113	9
Residential construction	6	1	23	3
Consumer loans:
Other direct	2	—	4	—
Indirect	15	—	15	—
Credit cards	33	—	168	1
Total TDRs	159	$6	486	$43
1For the three and nine months ended September 30, 2012, this represents defaults on loans that were first modified between the periods July 1, 2011 and September 30, 2012, and January 1, 2011 and September 30, 2012, respectively, including loans modified under the terms of a TDR that were charged-off during the periods.

	Three Months Ended September 30, 2011 [1]		Nine Months Ended September 30, 2011 [1]
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	23	$6	43	$8
Commercial real estate	5	21	11	21
Commercial construction	1	—	15	24
Residential loans:
Residential mortgages	60	19	394	95
Home equity products	60	6	171	17
Residential construction	6	1	29	6
Consumer loans:
Other direct	2	—	9	—
Credit cards	166	1	321	2
Total TDRs	323	$54	993	$173
1For the three and nine months ended September 30, 2011, this represents defaults on loans that were first modified between the periods July 1, 2010 and September 30, 2011, and January 1, 2010 and September 30, 2011, respectively, including loans modified under the terms of a TDR that were charged-off during the periods.

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $647 million and $630 million at September 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2012, the Company owned $44.6 billion in residential loans, representing 37% of total LHFI, and had $12.0 billion in commitments to extend credit on home equity lines and $9.6 billion in mortgage loan commitments. Of the residential loans owned at September 30, 2012, 11% were guaranteed by a federal agency or a GSE. At December 31, 2011, the Company owned $46.7 billion in residential loans, representing 38% of total LHFI, and had $12.7 billion in commitments to extend credit on home equity lines and $7.8 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2011, 14% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $13.7 billion and $14.7 billion of mortgage loans at September 30, 2012 and December 31, 2011, respectively, that included terms such as an interest only feature, a high LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $8.1 billion and $9.4 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.6 billion of those interest only loans as of September 30, 2012, and $1.9 billion as of December 31, 2011, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $5.7 billion and $5.3 billion of amortizing loans with no mortgage insurance at September 30, 2012 and December 31, 2011, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance have increased as the benefits of mortgage insurance covering certain second lien mortgage loans have been exhausted, resulting in the loans effectively no longer being insured.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period	$2,350	$2,795	$2,505	$3,032
Provision for loan losses	450	348	1,065	1,194
Provision/(benefit) for unfunded commitments	—	(1)	2	(8)
Loan charge-offs	(585)	(536)	(1,445)	(1,714)
Loan recoveries	74	44	162	146
Balance at end of period	$2,289	$2,650	$2,289	$2,650
Components:
ALLL	$2,239	$2,600
Unfunded commitments reserve[1]	50	50
Allowance for credit losses	$2,289	$2,650
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended September 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$887	$1,277	$136	$2,300
Provision for loan losses	127	300	23	450
Loan charge-offs	(126)	(425)	(34)	(585)
Loan recoveries	55	10	9	74
Balance at end of period	$943	$1,162	$134	$2,239

	Three Months Ended September 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,200	$1,395	$149	$2,744
Provision for loan losses	86	236	26	348
Loan charge-offs	(214)	(282)	(40)	(536)
Loan recoveries	29	3	12	44
Balance at end of period	$1,101	$1,352	$147	$2,600

	Nine Months Ended September 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	214	788	63	1,065
Loan charge-offs	(346)	(1,001)	(98)	(1,445)
Loan recoveries	111	21	30	162
Balance at end of period	$943	$1,162	$134	$2,239

	Nine Months Ended September 30, 2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	318	810	66	1,194
Loan charge-offs	(619)	(970)	(125)	(1,714)
Loan recoveries	99	14	33	146
Balance at end of period	$1,101	$1,352	$147	$2,600

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	As of September 30, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$218	$8	$2,810	$328	$66	$8	$3,094	$344
Collectively evaluated	57,488	935	41,372	834	19,473	126	118,333	1,895
Total evaluated	57,706	943	44,182	1,162	19,539	134	121,427	2,239
LHFI at fair value	—	—	390	—	—	—	390	—
Total LHFI	$57,706	$943	$44,572	$1,162	$19,539	$134	$121,817	$2,239

	As of December 31, 2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$412	$34	$3,141	$405	$39	$9	$3,592	$448
Collectively evaluated	55,458	930	43,088	949	19,924	130	118,470	2,009
Total evaluated	55,870	964	46,229	1,354	19,963	139	122,062	2,457
LHFI at fair value	2	—	431	—	—	—	433	—
Total LHFI	$55,872	$964	$46,660	$1,354	$19,963	$139	$122,495	$2,457

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 14, "Business Segment Reporting," the Company reorganized its management reporting structure in the first quarter of 2012 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation. After the allocation, Consumer Banking and Private Wealth Management's goodwill balance was comprised of $3.6 billion and $335 million previously recorded within the Retail Banking and W&IM segments, respectively. Wholesale Banking's goodwill balance was comprised of $1.3 billion, $47 million, $928 million, and $180 million previously recorded within the Retail Banking, W&IM, Diversified Commercial Banking, and CIB segments, respectively.

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company's reporting units with goodwill balances as of September 30, 2012 were Consumer Banking and Private Wealth Management, Wholesale Banking, GenSpring, and RidgeWorth Capital Management, both of which are part of the Wholesale Banking reportable segment. The Company performed a goodwill impairment analysis for all its reporting units as of September 30, 2012 and determined for the following reporting units that the fair value is in excess of the respective carrying value by the following percentages:

Consumer Banking and Private Wealth Management         21%
Wholesale Banking                     31%
RidgeWorth Capital Management                  147%

The fair value of the GenSpring reporting unit, however, was less than its carrying value. As a result, the Company performed the second step of the goodwill impairment evaluation, which involved calculating the implied fair value of the goodwill for the reporting unit. The implied fair value of the goodwill was also less than its carrying value; therefore, the Company calculated the amount of impairment and for the three and nine months ended September 30, 2012, an impairment loss of $7 million was recorded, which was the entire amount of goodwill recorded for the GenSpring reporting unit prior to the impairment evaluation.

Notes to Consolidated Financial Statements (Unaudited), continued

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, including the reallocation as noted above, are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Acquisition of assets of FirstAgain, LLC	—	—	—	—	32	—	32
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Impairment of GenSpring	—	—	—	—	—	(7)	(7)
Balance, September 30, 2012	$—	$—	$—	$—	$3,962	$2,407	$6,369

Balance, January 1, 2011	$4,854	$928	$180	$361	$—	$—	$6,323
Contingent consideration	—	—	—	1	—	—	1
Acquisition of certain additional assets of CSI Capital Management	—	—	—	20	—	—	20
Balance, September 30, 2011	$4,854	$928	$180	$382	$—	$—	$6,344

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(17)	—	(14)	(31)
MSRs originated	—	244	—	244
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(157)	—	(157)
Other changes in fair value [2]	—	(173)	—	(173)
Sale of MSRs	—	(4)	—	(4)
Balance, September 30, 2012	$21	$831	$44	$896

Balance, January 1, 2011	$67	$1,439	$65	$1,571
Amortization	(23)	—	(11)	(34)
MSRs originated	—	183	—	183
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(443)	—	(443)
Other changes in fair value [2]	—	(139)	—	(139)
Sale of MSRs	—	(7)	—	(7)
Other	—	—	7	7
Balance, September 30, 2011	$44	$1,033	$61	$1,138
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
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended September 30, 2012 and 2011, was $75 million and

Notes to Consolidated Financial Statements (Unaudited), continued

$91 million, respectively, and $238 million and $277 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
As of September 30, 2012 and December 31, 2011, the total unpaid principal balance of mortgage loans serviced was $149.7 billion and $157.8 billion, respectively. Included in these amounts were $115.8 billion and $124.1 billion as of September 30, 2012 and December 31, 2011, respectively, of loans serviced for third parties. During the nine months ended September 30, 2012, the Company sold MSRs on residential loans with an unpaid principal balance of $1.7 billion. Because MSRs are reported at fair value, the sale did not have a material impact on mortgage servicing related income.

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

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of September 30, 2012 and December 31, 2011, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the decrease in fair value during the nine months ended September 30, 2012, was driven by a 7% decline in the principal balance of loans serviced for others and a decrease in prevailing interest rates during the nine months ended September 30, 2012.

(Dollars in millions)	September 30, 2012	December 31, 2011
Fair value of retained MSRs	$831	$921
Prepayment rate assumption (annual)	19%	20%
Decline in fair value from 10% adverse change	$49	$52
Decline in fair value from 20% adverse change	92	98
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$31	$33
Decline in fair value from 20% adverse change	60	63
Weighted-average life (in years)	4.3	4.3
Weighted-average coupon	4.9%	5.2%

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $306 million and $167 million, including servicing rights for the three months ended September 30, 2012 and 2011, respectively and $765 million and $285 million for the nine months ended September 30, 2012 and 2011, respectively. These gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 11, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of September 30, 2012 and December 31, 2011, the fair value of securities received totaled $101 million and $104 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets as of September 30, 2012 and December 31, 2011, of the unconsolidated trusts in which the Company has a VI are $466 million and $529 million, respectively. No events have occurred during the nine months ended September 30, 2012, that would change the Company's previous conclusion that it is not the primary beneficiary of any of these securitization entities.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties. Discussion of the Company's representations and warranties is included in Note 11, “Reinsurance Arrangements and Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of, and thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At September 30, 2012, the Company’s Consolidated Balance Sheets reflected $328 million of loans held by the CLO and $287 million of debt issued by the CLO. At December 31, 2011, the Company’s Consolidated

Notes to Consolidated Financial Statements (Unaudited), continued

Balance Sheets reflected $315 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $2 million as of September 30, 2012 and December 31, 2011. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At September 30, 2012 and December 31, 2011, the Company’s Consolidated Balance Sheets did not include $1.8 billion and $2.0 billion, respectively, of estimated assets and $1.7 billion and $1.9 billion, respectively, of estimated liabilities. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the nine months ended September 30, 2012, that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
Student Loans
In 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At September 30, 2012 and December 31, 2011, the Company’s Consolidated Balance Sheets reflected $400 million and $438 million, respectively, of assets held by the Student Loan entity and $396 million and $433 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at September 30, 2012 and December 31, 2011, includes current senior interests held in trading securities, which have fair values of $47 million and $43 million, respectively.
As discussed further in Note 12, "Fair Value Election and Measurement," the Company values these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. The underlying collateral of the VIEs is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. From a sensitivity analysis of the overcollateralization, the Company estimates that if each of the VIEs in which the Company holds retained positions experienced one to three additional large deferrals or defaults of an underlying collateral obligation, the fair value of the retained ARS would decline $7 million to $27 million, respectively.
At September 30, 2012 and December 31, 2011, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.2 billion. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events

Notes to Consolidated Financial Statements (Unaudited), continued

occurred during the nine months ended September 30, 2012, that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Cash flows on interests held:
Residential Mortgage Loans	$6	$11	$21	$39
Commercial and Corporate Loans	1	—	1	1
CDO Securities	1	—	1	1
Total cash flows on interests held	$8	$11	$23	$41
Servicing or management fees:
Residential Mortgage Loans	$1	$1	$2	$3
Commercial and Corporate Loans	2	2	7	8
Total servicing or management fees	$3	$3	$9	$11

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of September 30, 2012 and December 31, 2011, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	September 30, 2012	December 31, 2011	September 30, 2012		December 31, 2011		For the Three Months Ended September 30		For the Nine Months Ended September 30

(Dollars in millions)							2012	2011	2012	2011
Type of loan:
Commercial	$57,706	$55,872	$511		$938		$71	$185	$235	$520
Residential	44,572	46,660	1,985		3,079		415	279	980	956
Consumer	19,539	19,963	339		914		25	28	68	92
Total loan portfolio	121,817	122,495	2,835		4,931		511	492	1,283	1,568
Managed securitized loans:
Commercial	1,785	1,978	24		43		—	—	—	—
Residential	107,392	114,342	2,419	[3]	3,310	[3]	7	12	23	39
Total managed loans	$230,994	$238,815	$5,278		$8,284		$518	$504	$1,306	$1,607
1Excludes $5,205 million and $2,353 million of loans held for sale at September 30, 2012 and December 31, 2011, respectively.
2Excludes $1,167 million and $3 million of past due loans held for sale at September 30, 2012 and December 31, 2011, respectively.
3Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

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

Notes to Consolidated Financial Statements (Unaudited), continued

In January 2012, the Company initiated the process of liquidating Three Pillars. As of June 30, 2012, all commitments and outstanding loans of Three Pillars have been transferred to the Bank. Three Pillars' CP has been repaid in full and the remaining other assets and liabilities are immaterial to the Company's Consolidated Balance Sheets.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At September 30, 2012 and December 31, 2011, the Company had $1.9 billion and $1.7 billion, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.9 billion and $1.6 billion at September 30, 2012 and December 31, 2011, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At September 30, 2012, the fair values of these TRS assets and liabilities were $56 million and $52 million, respectively, and at December 31, 2011, the fair values of these TRS assets and liabilities were $20 million and $17 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIE that it was not contractually obligated to for the nine months ended September 30, 2012 and 2011. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of September 30, 2012 and December 31, 2011, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $2 million and $5 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of September 30, 2012 and December 31, 2011. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and nine months ended September 30, 2012 and 2011, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. The limited partner interests had carrying values of $190 million and $194 million at September 30, 2012 and December 31, 2011, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $492 million and $472 million at September 30, 2012 and December 31, 2011, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $253 million and $249 million of loans, interest-rate swaps, or letters of credit issued by the Company to the limited partnerships at September 30, 2012 and December 31, 2011, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
Additionally, the Company invests in funds whose purpose is to invest in affordable housing developments as the limited partner investor. The Company owns minority and noncontrolling interests in these funds. As of September 30, 2012 and December 31, 2011, the Company's investment in these funds totaled $65 million and $68 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $103 million and $108 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of September 30, 2012 and December 31, 2011, total assets, which consist

Notes to Consolidated Financial Statements (Unaudited), continued

primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $240 million and $360 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $105 million and $107 million, respectively.

On September 6, 2012, the Company announced its intention to sell certain consolidated affordable housing properties. In connection with this action, the Company recorded valuation losses related to the planned sale of these properties in the amount of $96 million in noninterest expense for the three and nine months ended September 30, 2012. Of the total valuation loss, $3 million relates to properties held in the partnerships where the Company operates strictly as the general partner, and the remaining $93 million relates to properties held in the partnerships where the Company owns both the limited partner and general partner interests or acts as the indemnifying party. See Note 12, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of September 30, 2012 and December 31, 2011, were $0.4 billion and $1.1 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the three and nine months ended September 30, 2012 and 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 – NET INCOME PER COMMON SHARE
Equivalent shares of 24 million and 27 million related to common stock options and common stock warrants outstanding as of September 30, 2012 and 2011, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2012 and 2011, is included below. Additionally, included below is a reconciliation of net income to net income available to common shareholders.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2012	2011	2012	2011
Net income	$1,077	$215	$1,602	$573
Preferred dividends	(2)	(2)	(8)	(5)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	—	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(9)	(2)	(13)	(4)
Net income available to common shareholders	$1,066	$211	$1,581	$424
Average basic common shares	535	532	534	521
Effect of dilutive securities:
Stock options	1	1	1	2
Restricted stock	3	2	3	2
Average diluted common shares	539	535	538	525
Net income per average common share - diluted	$1.98	$0.39	$2.94	$0.81
Net income per average common share - basic	$1.99	$0.40	$2.96	$0.81

NOTE 8 - INCOME TAXES
The provision for income taxes was $551 million and $45 million for the three months ended September 30, 2012 and 2011, respectively, representing an effective tax rate of 34% and 17%, respectively. The provision for income taxes was $710 million and $136 million for the nine months ended September 30, 2012 and 2011, respectively, representing effective tax rates of 31% and 19%, respectively. The Company calculated income taxes for the three and nine months ended September 30, 2012 and 2011, based on actual year-to-date results. Interest and penalties related to tax matters are recorded as a component of the income tax provision.

NOTE 9 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive and LTI plans for eligible employees. The Company delivers LTIs through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. For the three and nine months ended September 30, 2012, the Company's AIP plan includes a higher number of eligible employees that previously received compensation under other incentive plans. Compensation expense for the AIP and LTI cash plans was $39 million and $32 million for the three months ended September 30, 2012 and 2011, respectively, and $116 million and $92 million for the nine months ended September 30, 2012 and 2011, respectively.
Previously, TARP prohibited the payment of any bonus, incentive compensation or stock option award to the Company's five NEOs and certain other highly-compensated executives. As a result, beginning in January 2010, the Company paid additional base

Notes to Consolidated Financial Statements (Unaudited), continued

salary amounts in the form of stock (salary shares) to the NEOs and some of the other employees who were among the next 20 most highly-compensated employees. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan") until the Company repaid TARP. The Company settled the stock units in cash; for the 2010 salary shares, one half was settled on March 31, 2011, and one half was settled on March 31, 2012. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount paid upon settlement of the stock units was equal to the value of a share of SunTrust common stock on the settlement date. The value of salary shares paid was $4 million and $7 million in 2012 and 2011, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the SunTrust Banks, Inc. 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company, of which some awards may have performance or other conditions such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of a ROA target.
The Company granted 1,687,968 shares of restricted stock and 1,690,515 RSUs during the first nine months of 2012. The weighted average grant-date fair value of these awards was $21.84 and $20.77 per share, respectively. The Company also granted 859,390 shares of stock options with a weighted average exercise price of $21.92 during the nine months ended September 30, 2012. During the first nine months of 2011, the Company granted 1,375,406 shares of restricted stock and 344,590 RSUs. The weighted average grant-date fair value of these awards was $31.44 and $37.57 per share, respectively. The Company also granted 813,265 shares of stock options with a weighted average exercise price of $29.70 during the nine months ended September 30, 2011.The fair value of stock options granted during the first nine months of 2012 and 2011 was $7.83 and $10.51 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended September 30
	2012	2011
Dividend yield	0.91%	0.75%
Expected stock price volatility	39.88	34.87
Risk-free interest rate (weighted average)	1.07	2.48
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Stock-based compensation expense:
Stock options	$2	$4	$9	$11
Restricted stock	8	8	22	25
RSUs	6	1	24	9
Total stock-based compensation expense	$16	$13	$55	$45

The recognized stock-based compensation tax benefit was $6 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $21 million and $17 million for the nine months ended September 30, 2012 and 2011, respectively.

Retirement Plans
Certain Retirement Plans were amended in 2011 to cease all future benefit accruals as disclosed in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefits Plans") in the first nine months of 2012. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.00% for 2012.

Notes to Consolidated Financial Statements (Unaudited), continued

Anticipated employer contributions/benefit payments for 2012 are $28 million for the SERP. For the three and nine months ended September 30, 2012, the actual contributions/benefit payments were $23 million and $25 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three and nine months ended September 30, 2012. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2012 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 6.25% for 2012.

Components of net periodic (benefit)/cost were as follows:

	Three Months Ended September 30
	2012		2011
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$—	$—	$18	$—
Interest cost	30	2	32	3
Expected return on plan assets	(43)	(2)	(47)	(2)
Amortization of prior service credit	—	—	(5)	—
Recognized net actuarial loss	6	—	11	—
Settlement loss [1]	2	—	—	—
Net periodic (benefit)/cost	($5)	$—	$9	$1

	Nine Months Ended September 30
	2012		2011
(Dollars in millions)	Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Other Postretirement Benefits
Service cost	$—	$—	$53	$—
Interest cost	90	5	97	7
Expected return on plan assets	(129)	(5)	(142)	(6)
Amortization of prior service credit	—	—	(14)	—
Recognized net actuarial loss	18	—	32	1
Settlement loss [1]	2	—	—	—
Net periodic (benefit)/cost	($19)	$—	$26	$2
1 Interim remeasurement was required on September 15, 2012 for the SunTrust SERP to reflect settlement accounting.

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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with high credit-quality counterparties with defined exposure limits that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with

Notes to Consolidated Financial Statements (Unaudited), continued

that counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty adjusted for held collateral, if such net value is an asset to the Company. As of September 30, 2012, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.3 billion, representing the $3.3 billion of derivative gains adjusted for collateral of $1.0 billion that the Company holds in relation to these gain positions. As of December 31, 2011, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.4 billion, representing $3.6 billion of derivative gains, adjusted for collateral of $1.2 billion that the Company holds in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties are explicitly approved, as are defined exposure limits. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $31 million and $36 million as of September 30, 2012 and December 31, 2011, respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master trading agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.4 billion in fair value at September 30, 2012 and $1.2 billion at December 31, 2011, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At September 30, 2012, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $10 million in fair value liabilities as of September 30, 2012. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $4 million at September 30, 2012; ATEs do not exist at lower ratings levels. At September 30, 2012, $1.4 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.3 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at September 30, 2012, of $11 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $3 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2012 and December 31, 2011. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2012 and December 31, 2011. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. The fair value of a combination

Notes to Consolidated Financial Statements (Unaudited), continued

of options is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

	As of September 30, 2012[1]
	Asset Derivatives				Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [2]
Interest rate contracts hedging:
Floating rate loans	Trading assets	17,350		885	Trading liabilities	—		—
Total		17,350		885		—		—
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000		71	Trading liabilities	—		—
Total		1,000		71		—		—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437		7	Trading liabilities	60		11
MSRs	Other assets	15,073		280	Other liabilities	3,650		45
LHFS, IRLCs, LHFI-FV	Other assets	4,800	[5]	52	Other liabilities	7,977		166
Trading activity [6]	Trading assets	83,278		6,605	Trading liabilities	91,420		6,300
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	34		—	Trading liabilities	—		—
Trading activity	Trading assets	2,257		64	Trading liabilities	2,394		61
Credit contracts covering:
Loans	Other assets	20		—	Other liabilities	356		5
Trading activity	Trading assets	1,926	[7]	58	Trading liabilities	1,936	[7]	53
Equity contracts - Trading activity [6]	Trading assets	13,435		1,415	Trading liabilities	19,735		1,581
Other contracts:
IRLCs and other	Other assets	7,003		198	Other liabilities	134	[8]	1	[8]
Trading activity	Trading assets	302		29	Trading liabilities	303		28
Total		128,565		8,708		127,965		8,251
Total derivatives		$146,915		$9,664		$127,965		$8,251
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of September 30, 2012, are presented in Note 12, "Fair Value Election and Measurement."
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.1 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $16.6 billion and $0.3 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
7 Asset and liability amounts include $2 million and $4 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a $1 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.”

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
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2011, are presented in Note 12, "Fair Value Election and Measurement."
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
Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with

Notes to Consolidated Financial Statements (Unaudited), continued

further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Interest rate contracts hedging Floating rate loans[1]	80	Interest and fees on loans	84	247	250
Equity contracts hedging Securities AFS[2]	$10	Net securities gains	($365)	($171)	($365)
Total	$90		($281)	$76	($115)

1 During the three and nine months ended September 30, 2012, the Company also reclassified $34 million and $140 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.
2 During both the three and nine months ended September 30, 2012, the Company also recognized $60 million of pre-tax gains directly into net securities gains related to mark to market changes of the Coke hedging contracts when the cash flow hedging relationship failed to qualify for hedge accounting.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]
Interest rate contracts hedging Fixed rate debt	$3	($3)	$—	$10	($10)	$—
Interest rate contracts hedging Securities AFS	—	—	—	1	(1)	—
Total	$3	($3)	$—	$11	($11)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2012	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2012
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)	($2)
MSRs	Mortgage servicing related income	101	297
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(153)	(323)
Trading activity	Trading income	17	71
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	—	129
Trading activity	Trading income	(2)	13
Credit contracts covering:
Loans	Other income [1]	(3)	(6)
Trading activity	Trading income	6	18
Equity contracts - trading activity	Trading income	(3)	10
Other contracts:
IRLCs	Mortgage production related (loss)/income	332	774
Total		$294	$981
1 Includes losses of $3 million that were recognized in trading income for the first six months of 2012.

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2011, are presented below:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships
Equity contracts hedging Securities AFS	$8		$—	($2)	$—
Interest rate contracts hedging Floating rate loans[1]	438	Interest and fees on loans	103	673	321
Total	$446		$103	$671	$321
1 During the three and nine months ended September 30, 2011, the Company also reclassified $56 million and $146 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships
Interest rate contracts hedging Fixed rate debt[1]	$35	($35)	$—	$49	($50)	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2011	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2011
Derivatives not designated as hedging instruments
Interest rate contracts covering:
Fixed rate debt	Trading income	($5)	($4)
MSRs	Mortgage servicing related income	397	488
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(130)	(233)
Trading activity	Trading income	41	78
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	(96)	15
Trading activity	Trading income	20	13
Credit contracts covering:
Loans	Trading income	—	(1)
Trading activity	Trading income	6	14
Equity contracts - trading activity	Trading income	(9)	(1)
Other contracts:
IRLCs	Mortgage production related (loss)/income	145	229
Total		$369	$598

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of September 30, 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2012, the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2012 and 2011, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2012, the written CDS had remaining terms ranging from less than one year to three years. The maximum guarantees outstanding at September 30, 2012 and December 31, 2011, as measured by the gross notional amounts of written CDS, were $62 million and $167 million, respectively. At September 30, 2012 and December 31, 2011, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $70 million and $175 million, respectively. The fair values of written CDS were $2 million and $4 million at September 30, 2012 and December 31, 2011, respectively, and the fair values of purchased CDS were $1 million and $6 million at September 30, 2012 and December 31, 2011, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At September 30, 2012 and December 31, 2011, there were $1.9 billion and $1.6 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at September 30, 2012, were $56 million and $52 million, respectively, and related collateral held at September 30, 2012, was $272 million. The fair values of the TRS derivative assets and liabilities at December 31, 2011, were $20 million and $17 million, respectively, and related collateral held at December 31, 2011, was $285 million.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2012, the remaining terms on these risk participations generally ranged from one year to eleven years with a weighted average on the maximum estimated exposure of 4.1 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $30 million and $57 million at September 30, 2012 and December 31, 2011, respectively. The fair values of the written risk participations were not material at both September 30, 2012 and December 31, 2011. As part of its trading activities, the Company may enter into purchased risk participations, but such activity is not matched, as discussed herein related to CDS or TRS.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At September 30, 2012, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2012, the maximum range of hedge maturities for hedges of floating rate loans was one to five years, with the weighted average being 2.6 years. Ineffectiveness on these hedges was not material during the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, $279 million, net of tax, of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

During the third quarter of 2008, the Company executed the Agreements on 60 million (shares are adjusted for Coke's two-for-one stock split, which was effective August 10, 2012 (the "Coke Stock Split")) common shares of Coke. A consolidated subsidiary of SunTrust owned 45.8 million Coke common shares, and a consolidated subsidiary of the Bank owned 14.2 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with the Coke Counterparty. Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Coke Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company designated the Agreements as cash flow hedges of the Company's probable forecasted sales of its Coke common shares, which were expected to occur between 6.5 years and 7 years from the Agreements' effective date. The risk management objective was to hedge the cash flows on the forecasted sales of the Coke common shares at market values equal to or above the call strike price and equal to or below the put strike price. Since the execution of the Agreements, the Company assessed hedge effectiveness on a quarterly basis and measured hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recognized in AOCI and any ineffective portions recognized in trading income. None of the components of the Agreements' fair values were excluded from the Company's assessments of hedge effectiveness. Ineffectiveness gains on the Agreements were recognized in trading income and related to changes in market dividends. The Company recognized no ineffectiveness gains and ineffectiveness gains of approximately $1 million during the three months ended September 30, 2012 and 2011, respectively, and $1 million during both the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012, the Company and the Coke Counterparty accelerated the termination of the Agreements, and the Company sold in the market or to the Coke Counterparty 59 million of its 60 million shares of Coke and contributed the remaining 1 million shares to the SunTrust Foundation for a net gain of $1.9 billion, which is net of a $305 million loss related to the derivative contract termination of the Agreements. Upon approval by the Board to terminate the Agreements and sell and donate the Coke shares, the Agreements no longer qualified as cash flow hedges. Thus, subsequent changes in value

Notes to Consolidated Financial Statements (Unaudited), continued

of the Agreements until termination totaled $60 million and were recognized in net securities gains in the Consolidated Statements of Income. Amounts recognized in AOCI in the Consolidated Statements of Shareholders' Equity during the period the Agreements qualified as cash flow hedges totaled $365 million in losses. These amounts remained in AOCI until the sale of the Coke shares, at which time, the amounts were reclassified to net securities gains in the Consolidated Statements of Income.

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

•
The Company was exposed to foreign exchange rate risk associated with certain senior notes denominated in pound sterling. This risk was economically hedged with cross currency swaps, which received pound sterling and paid U.S. dollars. This debt and the related hedges matured in June 2012. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading income.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of September 30, 2012 and December 31, 2011, approximately $5.4 billion and $8.0 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At September 30, 2012 and December 31, 2011, the total loss exposure ceded to the Company was approximately $187 million and $309 million, respectively; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $7 million as of September 30, 2012. Of this amount, $4 million of losses have been reserved for as of September 30, 2012, reducing the Company’s net remaining loss exposure to $3 million. The reinsurance reserve was $38 million as of December 31, 2011. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $2 million and $6 million, for the three months ended September 30, 2012 and 2011, respectively and $10 million and $20 million for the nine months ended September 30, 2012 and 2011, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled $2 million and $5 million, for the three months ended September 30, 2012 and 2011, respectively, and $11 million and $18 million for the nine months ended September 30, 2012 and 2011, respectively, is reported as part of other noninterest expense.

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

As of September 30, 2012 and December 31, 2011, the maximum potential amount of the Company’s obligation was $4.1 billion and $5.2 billion, respectively, for financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or

Notes to Consolidated Financial Statements (Unaudited), continued

default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial as of September 30, 2012 and December 31, 2011.

Loan Sales
STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to September 30, 2012, which totaled $263.1 billion at the time of sale, consisting of $203.0 billion and $30.2 billion of agency and non-agency loans, respectively, as well as $29.9 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of September 30, 2012, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	Total
GSE[1]	$3.4	$4.0	$7.7	$7.7	$18.5	$11.2	$11.6	$14.9	$79.0
Ginnie Mae[1]	0.7	0.4	0.4	2.2	4.7	3.5	2.8	3.3	18.0
Non-agency	3.7	5.4	4.1	—	—	—	—	—	13.2
Total	$7.8	$9.8	$12.2	$9.9	$23.2	$14.7	$14.4	$18.2	$110.2
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
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs and non-agency investors, for all vintages, were $1.3 billion during the nine months ended September 30, 2012, and $1.7 billion, $1.1 billion, and $1.1 billion during the years ended 2011, 2010, and 2009, respectively, and on a cumulative basis since 2005 totaled $6.6 billion, including Ginnie Mae repurchase requests. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for 2005 to 2012 originations totaled $6.4 billion. The majority of these requests are from GSEs, with a limited number of requests having been received from non-agency investors. Repurchase requests from non-agency investors were $15 million during the nine months ended September 30, 2012, and $50 million, $55 million, and $99 million during the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, repurchase requests related to loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests

Notes to Consolidated Financial Statements (Unaudited), continued

during the past three years. The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and demands have been contested to the extent they are not considered valid. At September 30, 2012, the unpaid principal balance of loans related to unresolved requests previously received from investors was $690 million, comprised of $675 million from the GSEs and $15 million from non-agency investors. Comparable amounts at December 31, 2011, were $590 million, comprised of $578 million from the GSEs and $12 million from non-agency investors.
The Company uses the best information available when estimating its mortgage repurchase liability. As of September 30, 2012 and December 31, 2011, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $694 million and $320 million, respectively. The increased reserve during the third quarter was a result of recent information received from the GSEs, as well as the Company's recent experience related to full file requests and repurchase demands, which enhanced the Company's ability to estimate future losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related (loss)/income in the Consolidated Statements of Income. A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Balance at beginning of period	$434	$299	$320	$265
Repurchase provision	371	117	701	287
Charge-offs	(111)	(134)	(327)	(270)
Balance at end of period	$694	$282	$694	$282

During the nine months ended September 30, 2012 and 2011, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $558 million and $488 million, respectively, related to investor demands. As of September 30, 2012 and December 31, 2011, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $246 million and $252 million, respectively, of which $92 million and $134 million, respectively, were nonperforming.
As of September 30, 2012, the Company maintained a reserve for costs associated with foreclosure delays of loans serviced for GSEs. The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. STM recognizes a liability for contingent losses when MSRs are sold, which totaled $11 million and $8 million as of September 30, 2012 and December 31, 2011, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $30 million and $10 million as of September 30, 2012 and December 31, 2011, respectively. If required, these contingent payments will be payable within the next four years.

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

Notes to Consolidated Financial Statements (Unaudited), continued

restructuring, each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
As of September 30, 2012, Visa had funded $8.2 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with Visa's IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of September 30, 2012, the conversion factor had decreased to 0.4206 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of $25 million, $8 million, and $17 million, during the nine months ended September 30, 2012, and for the years ended 2011 and 2010, respectively. The estimated fair value of the derivative liability recorded as of September 30, 2012 and December 31, 2011, was $1 million and $22 million, respectively.
In July 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion which will be paid from its litigation escrow account. As the escrow account is sufficient to cover the expected liability, the Company does not expect the conversion ratio to decrease below the 0.4206 ratio as of September 30, 2012, and thus, is not expecting any additional payments to the Visa Counterparty, other than certain fixed charges included in the liability, which are payable until the final settlement occurs.

Tax Credit Investments Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. As of September 30, 2012, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. As of September 30, 2012, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of September 30, 2012 and December 31, 2011, $3 million and $5 million, respectively, was accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

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

The Company has formal processes and controls in place to ensure the appropriateness of all fair value estimates. For fair values obtained from a third party, there is an internal independent price validation function within the Finance organization that provides oversight for fair value estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company reviews pricing validation information from both a qualitative and quantitative perspective to determine whether pricing differences exceed acceptable thresholds. In this situation, the Company contacts each pricing service to gain further information on the valuation of a particular security or class of securities to determine the ultimate resolution of the pricing variance, which could include an adjustment to the price used for financial reporting purposes. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach when estimating the fair value for level 3 instruments that are internally valued since the selection of unobservable inputs is subjective. This approach includes input and sign off on assumptions from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. Inputs, assumptions and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis.
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

		Fair Value Measurements at September 30, 2012 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$113	$113	$—	$—
Federal agency securities	427	—	427	—
U.S. states and political subdivisions	24	—	24	—
MBS - agency	667	—	667	—
MBS - private	1	—	—	1
CDO/CLO securities	49	—	2	47
ABS	37	—	32	5
Corporate and other debt securities	373	—	373	—
CP	60	—	60	—
Equity securities	100	100	—	—
Derivative contracts	3,214	198	3,016	—
Trading loans	2,183	—	2,183	—
Gross trading assets	7,248	411	6,784	53
Offsetting collateral [1]	(867)
Total trading assets	6,381
Securities AFS:
U.S. Treasury securities	224	224	—	—
Federal agency securities	1,802	—	1,802	—
U.S. states and political subdivisions	355	—	304	51
MBS - agency	17,586	—	17,586	—
MBS - private	217	—	—	217
ABS	261	—	243	18
Corporate and other debt securities	46	—	41	5
Other equity securities [2]	976	141	—	835
Total securities AFS	21,467	365	19,976	1,126
LHFS:
Residential loans	2,894	—	2,890	4
Corporate and other loans	328	—	328	—
Total LHFS	3,222	—	3,218	4
LHFI	390	—	—	390
MSRs	831	—	—	831
Other assets [3]	477	2	277	198
Liabilities
Trading liabilities:
U.S. Treasury securities	473	473	—	—
MBS - agency	1	—	1	—
Corporate and other debt securities	200	—	200	—
Equity securities	9	9	—	—
Derivative contracts	2,115	2	2,113	—
Gross trading liabilities	2,798	484	2,314	—
Offsetting collateral [1]	(1,340)
Total trading liabilities	1,458
Brokered time deposits	900	—	900	—
Long-term debt	2,050	—	2,050	—
Other liabilities [3,4]	194	—	162	32
1Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of September 30, 2012.
2Includes at cost, $432 million of FHLB of Atlanta stock, $401 million of Federal Reserve Bank stock, and $141 million in mutual fund investments.
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

(Dollars in millions)	Aggregate Fair Value September 30, 2012	Aggregate Unpaid Principal Balance under FVO September 30, 2012	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,183	$2,161	$22
LHFS	3,218	3,047	171
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	3	11	(8)
LHFI	375	394	(19)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	14	30	(16)
Brokered time deposits	900	895	5
Long-term debt	2,050	1,899	151
(Dollars in millions)	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance under FVO December 31, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,030	$2,010	$20
LHFS	2,139	2,077	62
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	1	8	(7)
LHFI	407	439	(32)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	25	48	(23)
Brokered time deposits	1,018	1,011	7
Long-term debt	1,997	1,901	96

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2012 and 2011, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related (loss)/income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]	Trading Income	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$9	$—	$—	$9	$25	$—	$—	$25
LHFS	5	336	—	341	10	739	—	749
LHFI	—	5	—	5	1	7	—	8
MSRs	—	1	(116)	(115)	—	31	(330)	(299)
Liabilities
Brokered time deposits	(3)	—	—	(3)	4	—	—	4
Long-term debt	(41)	—	—	(41)	(55)	—	—	(55)
1For the three and nine months ended September 30, 2012, income related to LHFS includes $82 million and $213 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2012, income related to MSRs includes $1 million and $31 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM.
2Changes in fair value for the three and nine months ended September 30, 2012, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related (Loss)/Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets
Trading loans	$3	$—	$—	$3	$15	$—	$—	$15
LHFS	(11)	181	—	170	(14)	330	—	316
LHFI	(1)	17	—	16	3	13	—	16
MSRs	—	1	(437)	(436)	—	5	(582)	(577)
Liabilities
Brokered time deposits	27	—	—	27	24	—	—	24
Long-term debt	7	—	—	7	(31)	—	—	(31)
1For the three and nine months ended September 30, 2011, income related to LHFS includes $46 million and $178 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2011, income related to MSRs includes $1 million and $5 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM.
2Changes in fair value for the three and nine months ended September 30, 2011, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or 3 that are measured at fair value on a recurring basis, based on the class of asset or liability as determined by the nature and risks of the instrument.
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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued using comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at September 30, 2012, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Securities that are classified as AFS and are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process. See Note 2, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS during the three and nine months ended September 30, 2012 and 2011.

CDO/CLO Securities
Level 2 securities AFS at December 31, 2011, consisted of a senior interest in a third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets is readily available. This interest was repaid in full by the issuer during the second quarter of 2012. The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. These auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments. During the second quarter of 2012, the Company began valuing these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. See Note 6, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third-party pricing with significant unobservable assumptions. Additionally, the Company classified $32 million of trading ARS and $71 million of AFS ARS collateralized by government guaranteed student loans as level 2 due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a maximum guarantee amount of 97%. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
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
Equity securities
Level 3 equity securities classified as securities AFS include, as of September 30, 2012 and December 31, 2011, $833 million and $740 million, respectively, of FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on the industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

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
During the three months ended September 30, 2012, the Company terminated the Agreements that were entered into in 2008 related to its Coke common stock. The Agreements were considered level 3 instruments due to the unobservability of the volatility assumption used to value these instruments. Volatility was a significant assumption used in the valuation of the Agreements and was unobservable due to the unusually large size of the trade and the long tenor until settlement, which was originally 6.5 years and 7 years from the effective date. Because of this significant unobservable assumption, the observable and active options market on Coke did not provide for any identical or similar instruments. Prior to termination of the Agreements, the Company received estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company's own valuation assessment procedures, the Company satisfied itself that the market participant was using methodologies and assumptions that other market participants would use in estimating the fair value of the Agreements. At December 31, 2011, the Agreements’ combined fair value was a liability of $189 million.

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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At September 30, 2012 and December 31, 2011, the Company had outstanding $1.9 billion and $1.7 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and has sufficient observable trading activity upon which to base its estimates of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value to reflect the active management of these positions. The Company is able to obtain fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At September 30, 2012 and December 31, 2011, $251 million and $323 million, respectively, of loans related to the Company’s trading business were held in inventory.
All recognized gains or losses due to changes in fair value are attributable to instrument-specific credit risk.

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
For residential loans that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2012, the Company recognized gains in the Consolidated Statements of Income of $5 million, and $7 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and nine months ended September 30, 2011, the Company recognized losses in the Consolidated Statements of Income of $4 million and $14 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
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
During the three and nine months ended September 30, 2012, the Company transferred $269 million and $659 million of IRLCs out of level 3 as the associated loans were closed, compared to $95 million and $149 million, during the same periods in 2011, respectively.
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized losses of approximately $5 million and $11 million for the three and nine months ended September 30, 2012, respectively, and

Notes to Consolidated Financial Statements (Unaudited), continued

gains of $13 million and $1 million for the three and nine months ended September 30, 2011, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $48 million and $54 million for the three and nine months ended September 30, 2012, respectively, and gains of $57 million and $43 million for the three and nine months ended September 30, 2011, respectively.
The Company also carries approximately $287 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company has classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company has also elected to carry at fair value, as discussed herein under “Loans Held for Investment and Loans Held for Sale – Corporate and other LHFS.”

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2012	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Assets:
Trading assets:
MBS - private	$1	Third party pricing	N/A
CDO/CLO securities	47	Matrix pricing	Indicative pricing based on overcollateralization ratio	$29-$45 ($38)
			Estimated collateral losses	37-50% (41%)
ABS	5	Matrix pricing	Indicative pricing	$45 ($45)
Securities AFS:
U.S. states and political subdivisions	51	Matrix pricing	Indicative pricing	$72-$115 ($101)
MBS - private	217	Third party pricing	N/A
ABS	18	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	835	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	0-300 bps (66 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
LHFI	376	Monte Carlo/Discounted cash flow	Option adjusted spread	0-300 bps (66 bps)
			Conditional prepayment rate	0-36% (23%)
			Conditional default rate	0-25% (7%)
	14	Collateral based pricing	Appraised value	NM2
MSRs	831	Discounted cash flow	Conditional prepayment rate	6-35% (19%)
			Discount rate	8-28% (11%)
Other assets/(liabilities), net[3]	198	Internal model	Pull through rate	5-98% (67%)
			MSR value	2-234bps (89 bps)
	(24)	Internal model	Loan production volume	0-150% (92%)
	(7)	Internal model	Revenue run rate	NM2
1For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company; and therefore, have been noted as "N/A."
2Not meaningful.
3Input assumptions relate to the Company's IRLCs and the contingent consideration obligation related to an acquisition. Excludes $1 million of Other Liabilities. Refer to Note 11, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the nine months ended September 30, 2012 and 2011.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2012	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Fair value September 30, 2012	Included in earnings (held at September 30, 2012) [1]
Assets
Trading assets:
MBS - private	$1	$—		$—		$—	$—	$—	$—	$1	$—
CDO/CLO securities	43	4		—		—	—	—	—	47	4
ABS	5	—		—		—	—	—	—	5	—
Total trading assets	49	4	[2]	—		—	—	—	—	53	4	[2]
Securities AFS:
U.S. states and political subdivisions	55	—		1		—	(5)	—	—	51	—
MBS - private	208	(3)		21		—	(9)	—	—	217	(3)
ABS	17	—		1		—	—	—	—	18	—
Corporate and other debt securities	5	—		—		—	—	—	—	5	—
Other equity securities	857	—		—		—	(22)	—	—	835	—
Total securities AFS	1,142	(3)	[3]	23		—	(36)	—	—	1,126	(3)	[3]
LHFS:
Residential loans	2	—		—		(5)	—	2	5	4	—
LHFI	406	3	[4]	—		—	(14)	(6)	1	390	—
Other assets/(liabilities), net	101	331	[5]	—		—	3	(269)	—	166	—
Liabilities
Derivative contracts	(349)	(305)	[3]	355	[6]	—	299	—	—	—	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2012	Included in earnings (held at September 30, 2012) [1]
Assets
Trading assets:
MBS - private	$1	$—		$—		$—	$—	$—	$—	$—	$—	$1	$—
CDO/CLO securities	43	4		—		—	—	—	—	—	—	47	4
ABS	5	—		—		—	—	—	—	—	—	5	—
Total trading assets	49	4	[2]	—		—	—	—	—	—	—	53	4	[2]
Securities AFS:
U.S. states and political subdivisions	58	—		—		—	—	(7)	—	—	—	51	—
MBS - private	221	(7)		35		—	—	(32)	—	—	—	217	(7)
ABS	16	—		4		—	—	(2)	—	—	—	18	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		163	—	(69)	—	—	—	835	—
Total securities AFS	1,041	(7)	[3]	39		165	—	(112)	—	—	—	1,126	(7)	[3]
LHFS:
Residential loans	1	—		—		—	(6)	—	4	10	(5)	4	—
LHFI	433	4	[4]	—		—	—	(40)	(10)	4	(1)	390	1	[4]
Other assets/(liabilities), net	62	769	[5]	—		(31)	—	25	(659)	—	—	166	—
Liabilities
Derivative contracts	(189)	(304)	[3]	194	[6]	—	—	299	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2012.
2 Amounts included in earnings are recorded in trading income.
3 Amounts included in earnings are generally recorded in net securities gains, however, any related hedge ineffectiveness is recorded in trading income.
4 Amounts are generally included in mortgage production related (loss)/income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related (loss)/income.
6 Amount recorded in OCI was the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock. The Company ceased hedge accounting and terminated the forward contracts on the Coke Common stock during the third quarter of 2012, as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2011	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Fair value September 30, 2011	Included in earnings (held at September 30, 2011) [1]
Assets
Trading assets:
MBS - private	$2	$—		$—		$—	$—	($1)	$—	$—	$1	$—
CDO/CLO securities	42	(6)		—		6	—	—	—	—	42	(6)
ABS	5	—		—		—	—	—	—	—	5	—
Equity securities	13	1		—		—	—	(7)	—	—	7	1
Total trading assets	62	(5)	[2]	—		6	—	(8)	—	—	55	(5)	[2]
Securities AFS:
U.S. states and political subdivisions	68	1		—		—	(4)	(3)	—	—	62	—
MBS - private	311	—		(9)		—	—	(15)	—	—	287	—
ABS	19	—		(2)		—	—	(1)	—	—	16	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	5	—
Other equity securities	597	—		—		—	—	(34)	—	—	563	—
Total securities AFS	1,000	1	[3]	(11)		—	(4)	(53)	—	—	933	—
LHFS:
Residential loans	3	—		—		—	(1)	—	(3)	3	2	—
LHFI	449	16	[6]	—		—	—	(12)	(1)	—	452	14	[6]
Other assets/(liabilities), net	12	145	[4]	—		—	—	1	(95)	—	63	—
Liabilities
Derivative contracts	(154)	—		8	[7]	—	—	—	—	—	(146)	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2011	Included in earnings (held at September 30, 2011) [1]
Assets
Trading assets:
MBS - private	$6	$2		$—		$—	($5)	($2)	$—	$—	$—	$1	$—
CDO/CLO securities	53	25		—		6	(21)	(1)	(20)	—	—	42	11
ABS	27	9		—		—	(31)	—	—	—	—	5	2
Equity securities	123	13		—		—	—	(129)	—	—	—	7	1
Total trading assets	209	49	[2]	—		6	(57)	(132)	(20)	—	—	55	14	[2]
Securities AFS:
U.S. states and political subdivisions	74	2		1		—	(4)	(11)	—	—	—	62	—
MBS - private	347	(3)		—		—	—	(57)	—	—	—	287	(3)
ABS	20	—		(1)		—	—	(3)	—	—	—	16	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	690	—		—		—	—	(127)	—	—	—	563	—
Total securities AFS	1,136	(1)	[3]	—		—	(4)	(198)	—	—	—	933	(3)	[3]
LHFS:
Residential loans	2	(1)	[4]	—		—	(15)	(1)	—	19	(2)	2	—
Corporate and other loans	5	(1)	[5]	—		—	—	—	(4)	—	—	—	—
LHFI	492	16	[6]	—		—	—	(46)	(10)	—	—	452	13	[6]
Other assets/(liabilities), net	(24)	229	[4]	—		—	—	7	(149)	—	—	63	—
Liabilities
Derivative contracts	(145)	1	[2]	(2)	[7]	—	—	—	—	—	—	(146)	1	[2]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at September 30, 2011.
2 Amounts included in earnings are recorded in trading income.
3 Amounts included in earnings are recorded in net securities gains.
4 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related (loss)/income.
5 Amounts included in earnings are recorded in other noninterest (loss)/income.
6 Amounts are generally included in mortgage production related (loss)/income, however, the mark on certain fair value loans is included in trading income.
7 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 10, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis as of the period end indicated. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs. The Company’s economic hedging activities for LHFS are deployed at the portfolio level.

(Dollars in millions)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance	Gains/(Losses) for the Three Months Ended September 30, 2012	Gains/(Losses) for the Nine Months Ended September 30, 2012
LHFS	$1,258	$—	$457	$801	$—	($121)	($121)
LHFI	52	—	—	52	—	—	—
OREO	304	—	242	62	(126)	7	(8)
Affordable Housing	80	—	—	80	—	(96)	(96)
Other Assets	44	—	20	24	(4)	(8)	(6)

(Dollars in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance	Gains/(Losses) for the Year Ended December 31, 2011
LHFS	$212	$—	$108	$104	$—	$—
LHFI	72	—	—	72	(7)	—
OREO	479	—	372	107	(127)	(9)
Affordable Housing	324	—	—	324	—	(10)
Other Assets	45	—	24	21	(20)	(17)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At September 30, 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and level 3 consisted of commercial real estate loans valued using a broker's price opinion and student loans valued using third-party pricing. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. At December 31, 2011, level 2 LHFS consisted primarily of conforming, residential mortgage loans, and corporate loans that are accounted for at LOCOM, and level 3 LHFS consisted of non-agency residential mortgages. The Company has been a participant in selling non-agency residential mortgages in the market, and therefore, has classified them as level 2 as of September 30, 2012. At December 31, 2011, level 3 LHFS also included leases held for sale which were valued using internal estimates which incorporated market data when available. Due to the lack of current market data for comparable leases, these assets were considered level 3.
During the nine months ended September 30, 2012, the Company transferred $563 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale during the second and third quarters of 2012. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $171 million charge-off to reflect the loans' estimated market value. Of these transferred NPL loans, $366 million were sold at a gain of $4 million during the nine months ended September 30, 2012, $16 million remain in LHFS pending sale in the fourth quarter of 2012, $7 million were returned to LHFI as they were no longer deemed marketable for sale and $3 million were removed as a result of various loss mitigation events.

During the nine months ended September 30, 2012, the Company transferred $1.0 billion of government guaranteed residential mortgages to LHFS, as the Company elected to actively market these loans for sale during the second and third quarter of 2012. These loans were reported at amortized cost prior to transferring to LHFS. During the second quarter, approximately $500 million of these loans were sold, with the remainder pending sale in the fourth quarter. As a result of transferring the loans to LHFS, the Company recognized in noninterest income a $77 million loss to reflect the loans' estimated market value.

Notes to Consolidated Financial Statements (Unaudited), continued

During the nine months ended September 30, 2012, the Company transferred $161 million of commercial real estate loans to LHFS, as the Company elected to actively market these loans for sale during the third and fourth quarters of 2012. These loans were reported at amortized cost prior to transferring to LHFS. As a result of transferring the loans to LHFS, the Company recognized a $57 million charge-off to reflect the loans' estimated market value. At September 30, 2012, $38 million remain in LHFS, pending sale in the fourth quarter of 2012.

During the nine months ended September 30, 2012, the Company transferred $1.7 billion of current and delinquent student loans to LHFS, $1.4 billion of which were transferred during the third quarter, and approximately $300 million were sold during the second quarter. These loans were reported at amortized cost prior to transferring to LHFS. As a result of transferring the loans to LHFS, the Company recognized in noninterest income a $15 million loss to reflect the loans' estimated market value. These loans were pending sale in the fourth quarter of 2012.
During the nine months ended September 30, 2011, the Company transferred $57 million in NPLs that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $10 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $34 million were sold at approximately their carrying value during the year ended December 31, 2011; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale.
Loans Held for Investment
LHFI consist predominantly of nonperforming commercial real estate loans for which specific reserves have been recorded. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates of the underlying collateral incorporating market data when available. Due to the lack of market data for similar assets, these loans are considered level 3. There are no gains/(losses) for the three and nine months ended September 30, 2012 as the charge-offs related to these loans are a component of the ALLL.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 15% to 55% with a weighted average of 27%. The range of discount percentages applied to commercial properties was 10% to 35% with a weighted average of 29%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing partnership investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment is recorded when the carrying amount of the partnership exceeds its fair value. Fair value measurements for affordable housing investments are derived from internal analyses using market assumptions when available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. During the third quarter the Company decided to dispose of certain consolidated affordable housing partnership investments, and accordingly, recorded additional impairment to adjust the carrying values of these investments to estimated net realizable values obtained from a third party broker opinion. The broker opinion also includes assumptions around cash flows, market capitalization rates, and tax credit pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the three and nine months ended September 30, 2012, the Company recognized $96 million in impairment charges as a result of the Company's decision to actively market for sale $0.2 billion in affordable housing investments. No impairment was recognized during the three and nine months ended September 30, 2011.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Assets
Other assets consist of private equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the nine months ended September 30, 2012, the Company initiated a disposition strategy for the majority of its investments in private equity partnerships, many of which were ultimately sold in July 2012 at prices approximating their carrying value, with substantially all of the remainder subject to sale agreements that are expected to settle in the first quarter of 2013 at prices approximating their carrying value.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended September 30, 2012, the Company recognized $1 million impairment charges. No impairment charges were recognized for the three months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, the Company recognized impairment charges of $2 million and $1 million, respectively, on these assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor, and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. No impairment charges were recognized during the three months ended September 30, 2012, and the Company recognized impairment charges of $2 million during the three months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, the Company recognized impairment charges of $1 million and $3 million, respectively, attributable to the fair value of various personal property under operating leases.
Land held for sale is measured at fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. During the three and nine months ended September 30, 2012, the Company recognized a $7 million impairment charge on the land. No impairment charges were recognized for the three and nine months ended September 30, 2011.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$5,607	$5,607	$5,607	$—	$—	(a)
Trading assets	6,381	6,381	411	5,917	53	(b)
Securities AFS	21,467	21,467	365	19,976	1,126	(b)
LHFS	5,205	5,212	—	3,785	1,427	(c)
LHFI, net	119,578	116,436	—	4,443	111,993	(d)
Financial liabilities
Consumer and commercial deposits	$124,898	$125,213	$—	$125,213	$—	(e)
Brokered time deposits	2,198	2,229	—	2,229	—	(f)
Foreign deposits	130	130	—	130	—	(f)
Short-term borrowings	8,821	8,821	—	8,821	—	(f)
Long-term debt	10,765	10,771	—	10,224	547	(f)
Trading liabilities	1,458	1,458	484	974	—	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,509	$4,509	(a)
Trading assets	6,279	6,279	(b)
Securities AFS	28,117	28,117	(b)
LHFS	2,353	2,355	(c)
LHFI, net	120,038	115,685	(d)
Financial liabilities
Consumer and commercial deposits	$125,611	$125,963	(e)
Brokered time deposits	2,281	2,289	(f)
Foreign deposits	30	30	(f)
Short-term borrowings	11,466	11,466	(f)
Long-term debt	10,908	10,515	(f)
Trading liabilities	1,806	1,806	(b)

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

The Company estimated fair value for the remaining LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% and 100% on the loan portfolio’s net carrying value as of September 30, 2012 and December 31, 2011, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of September 30, 2012 and December 31, 2011, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2012, the Company had $42 billion of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve which was a combined $51 million at September 30, 2012. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to $300 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
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

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in

Notes to Consolidated Financial Statements (Unaudited), continued

the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs two claims, but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit recently affirmed the District Court's decision. Plaintiffs have filed a motion for rehearing en banc.

Overdraft Fee Cases
The Company has been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs filed a petition for rehearing or rehearing en banc, which was denied. Plaintiffs have filed a petition for a writ of certiorari to the U.S. Supreme Court.
The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration. On March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could proceed with the case as a class rather than as an individual action. SunTrust has filed an appeal of this decision.
The third of these cases, Byrd v. SunTrust Bank, was filed on April 23, 2012, in the United States District Court for the Western District of Tennessee. This case is substantially similar to the Bickerstaff matter described above. SunTrust has filed a Motion to Compel Arbitration.

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
STM filed a suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment involving denied mortgage insurance claims regarding second lien mortgages. STM’s claims are in two counts. Count One involves a common reason for denial of claims by UGRIC for a group of loans. Count Two involves a group of loans with individualized reasons for the claim denials asserted by UGRIC. The two counts filed by STM have been bifurcated for trial purposes. UGRIC has counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, whether ongoing premium obligations exist after any caps are met, and the potential to accelerate any premiums that may be owed if UGRIC prevails on its counterclaim. UGRIC later disclaimed its argument for acceleration of premiums. The Court granted STM’s motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. Count Two has been stayed pending final resolution of Count One. On September 13, 2011, the Court added $5 million to the judgment

Notes to Consolidated Financial Statements (Unaudited), continued

involving STM's claims for fees on certain issues. On UGRIC’s counterclaim, the Court agreed that UGRIC’s interpretation was correct regarding STM’s continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches, and consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met. UGRIC has appealed the Court's rulings to the U.S. Fourth Circuit Court of Appeals. Oral argument on this appeal was held on October 24, 2012 and the Court's ruling is pending.

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

SunTrust Securities Class Action Litigation
Beginning in May 2009, the Company, STRH, SunTrust Capital IX, officers and directors of the Company, and others were named in three putative class actions arising out of the offer and sale of approximately $690 million of SunTrust Capital IX 7.875% Trust Preferred Securities (“TRUPs”) of SunTrust Banks, Inc. The complaints alleged, among other things, that the relevant registration statement and accompanying prospectus misrepresented or omitted material facts regarding the Company’s allowance for loan and lease loss reserves, the Company’s capital position, and its internal risk controls. Plaintiffs seek to recover alleged losses in connection with their investment in the TRUPs or to rescind their purchases of the TRUPs. These cases were consolidated under the caption Belmont Holdings Corp., et al., v. SunTrust Banks, Inc., et al., in the U.S. District Court for the Northern District of Georgia, Atlanta Division, and on November 30, 2009, a consolidated amended complaint was filed. On January 29, 2010, Defendants filed a motion to dismiss the consolidated amended complaint. This motion was granted, with leave to amend, on September 10, 2010. On October 8, 2010, the lead plaintiff filed an amended complaint in an attempt to address the pleading deficiencies identified in the Court’s dismissal decision. The Company filed a motion to dismiss the amended complaint on March 21, 2011. The District Court denied the motion to dismiss as to Plaintiff's claims that the Company misrepresented the adequacy of its loan loss reserves for 2007 but dismissed all other claims against the Company and limited discovery in the initial stages of the case to the question of SunTrust's subjective belief as to the adequacy of those reserves at the time of the offering. SunTrust subsequently filed a motion for reconsideration of this decision and a motion to stay discovery pending resolution of that motion. The Court granted the motion to stay, granted the motion for reconsideration, and dismissed the case in its entirety. The deadline for appealing these decisions has passed and no appeal was filed.

SunTrust Shareholder Derivative Litigation
On September 9, 2011, the Company and several current and former executives and members of the Board were named in a shareholder derivative action filed in the Superior Court of Fulton County, Georgia, Sharon Benfield v. James M. Wells, III. et al., and on December 19, 2011, the Company and several current and former executives and members of the Board were named as defendants in a separate shareholder derivative action filed in the U.S. District Court for the Northern District of Georgia, Edward Mannato v. James M. Wells, III, et al. The plaintiffs in both of these lawsuits purport to bring their claims on behalf of and for the benefit of the Company. Generally, these lawsuits are substantially overlapping and make very broad allegations of mis-management of, and mis-representations about, the Company's exposure to loan losses and the residential real estate market leading up to and during the recent real estate and credit market crises. In both cases, the plaintiffs assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Mannato lawsuit arises out of a shareholder demand made of SunTrust in March 2008 that was the subject of an investigation conducted at the direction of a committee of independent members of the Company's Board. This committee concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. The Benfield lawsuit arises out of a shareholder demand made of SunTrust in February 2011 that was the subject of an investigation conducted at the direction of the same Board committee. This committee recently concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. On October 29, 2012, the Court dismissed all claims in the Benfield case. A motion to dismiss is pending in the Mannato case.

Notes to Consolidated Financial Statements (Unaudited), continued

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

U.S. Department of Justice Investigation
Since late 2009, STM has been cooperating with the United States Department of Justice (“USDOJ”) in connection with an investigation relating to alleged violations of the Equal Credit Opportunity Act and the Fair Housing Act. USDOJ’s allegations in this matter relate solely to prior periods and to alleged practices of STM that no longer are in effect. The parties have reached an agreement as to the terms of a Consent Order in this matter and USDOJ filed a lawsuit in May 2012, and contemporaneously submitted this Consent Order to the Court, in the United States District Court for the Eastern District of Virginia. This agreement was approved by the Court on September 14, 2012.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM’s activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM’s management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. The Company is required to engage an independent third party consultant approved by the Federal Reserve to prepare a validation report with respect to compliance with the aspects of the Consent Order referenced above. The Company currently anticipates that the independent third party consultant will commence work in the fourth quarter of 2012 and complete its review and report to the Federal Reserve in the first half of 2013.
Under the terms of the Consent Order, SunTrust Bank and STM also agreed to retain an independent foreclosure consultant approved by the Federal Reserve to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. As part of the independent foreclosure review, borrowers who had a residential foreclosure action pending during this two year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations, or other deficiencies in the foreclosure process. An agent retained by a consortium of affected servicers, including STM, has completed several solicitations of subject borrowers seeking participation in the review process, and federal regulators have extended the deadline for submitting requests for review to December 31, 2012. Reviews by the independent foreclosure consultant are currently underway. Upon completion of review procedures, the independent foreclosure consultant will submit findings regarding borrowers deemed to have been harmed, and the Company will provide financial and other remediation pursuant to the terms of a Financial Remediation Framework (described below).

Notes to Consolidated Financial Statements (Unaudited), continued

Redacted versions of the action plans and the Company's engagement letter with the independent foreclosure consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve’s website and was filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The Company completed an internal review of STM’s residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes. As discussed above, the Consent Order requires the Company to retain an independent foreclosure consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010. The Company is currently incurring the costs associated with the Consent Order-required foreclosure file review. Until the independent foreclosure review has been finalized, the total costs associated with the review process are uncertain; however, costs may increase from current levels. On June 21, 2012, the OCC and the Federal Reserve released guidance that will be used in determining the compensation or other remedy that borrowers will receive for financial injury identified during the independent foreclosure review. Under the guidance, remediation for injuries may include lump-sum payments, suspension or rescission of a foreclosure, a loan modification or other loss mitigation assistance, correction of credit reports, or correction of deficiency amounts and records. For each instance requiring financial remediation, lump-sum payments can range from $500 to, in the most egregious cases, $125,000 plus an amount equal to the equity in the home. As a result of the Federal Reserve’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims (which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims") includes the expected incremental costs (if any) of a civil money penalty relating to the Consent Order.

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

Mutual Funds Class Action
On March 11, 2011, the Company, officers and directors of the Company, and certain other Company employees were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. On October 30, 2012, the Court dismissed all claims in this action.

Notes to Consolidated Financial Statements (Unaudited), continued

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

Metropolitan Bank Group, Inc. v. SunTrust Robinson Humphrey, Inc.
On March 8, 2011, STRH was served with a notice of claim initiating a FINRA arbitration against the Company and one employee by Metropolitan Bank Group, Inc. In this case, the plaintiff alleges that it purchased approximately $80 million in preferred securities through STRH on which it suffered significant losses. The plaintiff alleges that it subsequently was informed by its primary regulator that it was not permitted to own certain of these securities and that STRH was or should have been aware of that fact. The plaintiff also alleges that certain of the securities in question were not suitable for it because they were too risky. The plaintiff has asserted causes of action for negligence, breach of fiduciary duty, and violation of FINRA rules. The parties settled this dispute prior to the arbitration hearing.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of cert. in Edwards and, as a result, the stays in these cases were lifted. Motions to dismiss are pending in both cases.

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

•
The Private Wealth Management business provides a full array of wealth management products and professional services to both individual and institutional clients including brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Private Wealth Management's primary businesses include Private Banking, STIS and IIS. Private Banking offers a full array of loan and deposit products to clients. STIS offers discount/online and full service brokerage services to individual clients. IIS includes Employee Benefit Solutions, Foundations & Endowments Specialty Group, and Escrow Services. See the GenSpring discussion in the Wholesale Banking section below for recent developments.

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

•
GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations. During October 2012, management responsibility for GenSpring was transferred to the Consumer Banking and Private Wealth Management segment, and accordingly, will be reflected in that segment in the future.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,420	$65,105	$35,372	$26,800	$1,585	$175,282
Average total liabilities	76,978	52,746	4,890	19,937	112	154,663
Average total equity	—	—	—	—	20,619	20,619
Net interest income	$641	$441	$130	$79	($20)	$1,271
FTE adjustment	—	29	—	1	—	30
Net interest income - FTE [1]	641	470	130	80	(20)	1,301
Provision for credit losses [2]	163	78	270	—	(61)	450
Net interest income/(loss) after provision for credit losses	478	392	(140)	80	41	851
Total noninterest income	308	402	(75)	1,910	(3)	2,542
Total noninterest expense	706	585	371	64	—	1,726
Income/(loss) before provision/(benefit) for income taxes	80	209	(586)	1,926	38	1,667
Provision/(benefit) for income taxes [3]	30	57	(198)	658	34	581
Net income/(loss) including income attributable to noncontrolling interest	50	152	(388)	1,268	4	1,086
Net income attributable to noncontrolling interest	—	7	—	3	(1)	9
Net income/(loss)	$50	$145	($388)	$1,265	$5	$1,077

	Three Months Ended September 30, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,507	$62,659	$33,158	$31,203	$1,549	$172,076
Average total liabilities	77,574	55,466	3,903	15,443	(310)	152,076
Average total equity	—	—	—	—	20,000	20,000
Net interest income	$630	$414	$116	$128	($25)	$1,263
FTE adjustment	—	28	—	1	1	30
Net interest income - FTE [1]	630	442	116	129	(24)	1,293
Provision for credit losses [2]	181	167	144	—	(145)	347
Net interest income/(loss) after provision for credit losses	449	275	(28)	129	121	946
Total noninterest income	378	320	115	94	(4)	903
Total noninterest expense	729	526	314	(5)	(4)	1,560
Income/(loss) before provision/(benefit) for income taxes	98	69	(227)	228	121	289
Provision/(benefit) for income taxes [3]	36	5	(89)	77	46	75
Net income/(loss) including income attributable to noncontrolling interest	62	64	(138)	151	75	214
Net income attributable to noncontrolling interest	—	(4)	—	2	1	(1)
Net income/(loss)	$62	$68	($138)	$149	$74	$215
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,306	$64,341	$35,465	$29,145	$1,422	$176,679
Average total liabilities	77,559	53,724	4,357	20,767	(178)	156,229
Average total equity	—	—	—	—	20,450	20,450
Net interest income	$1,905	$1,303	$388	$300	($40)	$3,856
FTE adjustment	—	90	—	3	—	93
Net interest income - FTE [1]	1,905	1,393	388	303	(40)	3,949
Provision for credit losses [2]	435	246	602	—	(216)	1,067
Net interest income/(loss) after provision for credit losses	1,470	1,147	(214)	303	176	2,882
Total noninterest income	971	1,164	261	1,971	(9)	4,358
Total noninterest expense	2,097	1,617	1,053	56	(10)	4,813
Income/(loss) before provision/(benefit) for income taxes	344	694	(1,006)	2,218	177	2,427
Provision/(benefit) for income taxes [3]	126	194	(367)	761	89	803
Net income/(loss) including income attributable to noncontrolling interest	218	500	(639)	1,457	88	1,624
Net income attributable to noncontrolling interest	—	14	—	7	1	22
Net income/(loss)	$218	$486	($639)	$1,450	$87	$1,602

	Nine Months Ended September 30, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,393	$62,070	$33,681	$31,120	$1,622	$171,886
Average total liabilities	77,394	54,790	3,675	15,285	(119)	151,025
Average total equity	—	—	—	—	20,861	20,861
Net interest income	$1,869	$1,203	$348	$367	($16)	$3,771
FTE adjustment	—	79	—	5	—	84
Net interest income - FTE [1]	1,869	1,282	348	372	(16)	3,855
Provision for credit losses [2]	560	488	520	—	(382)	1,186
Net interest income/(loss) after provision for credit losses	1,309	794	(172)	372	366	2,669
Total noninterest income	1,109	1,110	271	229	(21)	2,698
Total noninterest expense	2,170	1,611	837	(29)	(22)	4,567
Income/(loss) before provision/(benefit) for income taxes	248	293	(738)	630	367	800
Provision/(benefit) for income taxes [3]	91	44	(287)	229	143	220
Net income/(loss) including income attributable to noncontrolling interest	157	249	(451)	401	224	580
Net income attributable to noncontrolling interest	—	—	—	7	—	7
Net income/(loss)	$157	$249	($451)	$394	$224	$573
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding (i) future levels of net charge-offs and core net charge-offs, net interest margin, loan production volumes, asset yields, liability costs, commercial loan swap income, other real estate expense, core expenses, employee compensation, NPLs, net interest income, mortgage repurchase demands and the mortgage repurchase reserve and related provision expense, interchange revenue, noninterest expense (including compensatory fees imposed as a result of foreclosure delays), capital ratios and our expectations that capital ratios will continue to exceed future regulatory requirements, (ii) future changes or growth in loans, delinquency ratios, the residential, consumer and commercial portfolios, (iii) our expectations regarding our future ability to mitigate the impact of card fees lost as a result of regulatory changes; (iv) our expectations regarding the adequacy of the mortgage repurchase provision to cover the estimated losses on loans sold to GSEs prior to 2009 and the adequacy of mark to market adjustments on assets we plan to sell and/or which have been transferred to AFS; (v) the timing and impact of planned future asset sales, including sales of student loans, Ginnie Mae securities, non-performing residential and commercial loans, and affordable housing investments; and (vi) the timing and variability of inflows of nonperforming residential and commercial loans during the remainder of 2012, are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
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
The following analysis of our financial performance for the three and nine months ended September 30, 2012, should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the September 30, 2012, presentation. In the MD&A, net interest income, the net interest margin, and the efficiency ratio are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW
Economic and regulatory
Economic indicators were mixed during the first nine months of 2012 after remaining relatively unchanged during 2011. Unemployment declined from year-end levels, while consumer confidence and the housing markets remained unsettled. The unemployment rate, which fell below 9% during the fourth quarter of 2011, continued to decline modestly during the first nine months of 2012, settling at just below 8% at September 30, 2012. Consumer confidence improved during 2012, as consumer spending increased amidst improving labor market conditions and subdued consumer price inflation, but remained depressed overall when compared to pre-recession levels as a result of a continued sluggish economic recovery in the U.S., continued concerns over the health of the European Union, and reports of slowing growth in other emerging economies. While some actions have been taken during 2012 to ease the European sovereign debt crisis, uncertainty in the direction of the financial markets continues to exist as European consumer confidence continued to decline. As of September 30, 2012, we had no direct exposure to sovereign debt of European countries experiencing significant economic, fiscal, and/or political strains. See additional discussion of European debt exposure in "Other Market Risk" in this MD&A. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties and continued low levels of construction of new single-family homes. Further, while home prices have risen modestly during the first nine months of 2012, prices remained under pressure and many continued to owe more on their mortgage compared to the current market value of their home. Adding to the economic uncertainty is the risk of the U.S. economy experiencing the "fiscal cliff" at the end of 2012, and the negative effects that may result from higher taxes and reductions in government spending.
Amidst the continued stagnant economic conditions seen during the first nine months of 2012, the Federal Reserve indicated in September that highly accommodative monetary policy will remain for a considerable time after the economic recovery strengthens and as such, it anticipates maintaining key interest rates at exceptionally low levels, at least through mid-2015. As a result of employing their monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS and will continue to do so through the end of 2012. Further, in September the Federal Reserve indicated that if the outlook for the labor market does not improve substantially, further action will be taken in the form of continued purchases of agency MBS, purchases of additional assets, and employment of other tools as appropriate until such improvement is achieved. The Federal Reserve outlook remains for moderate economic growth over coming quarters, a relatively high unemployment rate, and the expectation of stable longer-term inflation. A persistent low interest rate environment may adversely affect the interest income we earn on loans and investments.
Regulatory and financial reform efforts continued during the first nine months of 2012, as regulatory agencies proposed and worked to finalize numerous rules. In June 2012, the Federal Reserve and other U.S. banking regulators issued a NPR related to capital adequacy rules to implement the BCBS's Basel III framework for financial institutions in the U.S. While much of the NPR was consistent with the BCBS's Basel III framework which it updated in June of 2011, we have noted some substantial differences from that original framework. As currently proposed, we believe that our risk-weighted assets will increase primarily due to increased risk-weightings for residential mortgages, home equity loans, and commercial real estate, resulting in a decline in our capital ratios. Under the proposed rules, we estimate our current Basel III Tier 1 common ratio would be approximately 8.0%, which would be in compliance with the proposed requirements. The agencies are expected to consider the feedback and draft a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Basel III Tier 1 common ratio estimate that we calculated using the NPR assumptions does not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. See additional discussion in the "Capital Resources" section of this MD&A.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and "Nonperforming Assets" in this MD&A. The Consent Order requires us to improve certain mortgage servicing and foreclosure processes and to retain an independent foreclosure consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Our work required to comply with the Federal Reserve’s Consent Order continues. We note that certain aspects of the scope of the foreclosure review have not been finalized. On June 21, 2012, the OCC and the Federal Reserve released guidance that will be used in determining the compensation or other remedy that borrowers will receive for financial injury identified during the independent foreclosure review. Under the guidance, remediation for injuries may include lump-sum payments, suspension or rescission of a foreclosure, a loan modification or other loss mitigation assistance, correction of credit reports, or correction of deficiency amounts and records. For each instance requiring financial remediation, lump-sum payments can range from $500 to, in the most egregious cases, $125,000 plus an amount equal to the equity in the house. We are currently incurring the costs associated with the Consent Order-required foreclosure file review. Until the independent foreclosure review has been finalized, the total costs associated with the review process are uncertain; however, costs may increase from current levels. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 13, "Contingencies" to the Consolidated Financial Statements in this Form 10-Q. We accrued for the anticipated cost of resolving these and other potential claims in our 2011 financial results.
Capital

Our capital remained strong at September 30, 2012, as year to date earnings drove our Tier 1 common equity ratio to 9.82% compared to 9.22% at December 31, 2011. Our Tier 1 capital and total capital ratios were 10.57% and 12.95%, respectively, compared to 10.90% and 13.67%, respectively, at December 31, 2011. The change in Tier 1 and total capital ratios from year end is primarily due to the redemption of trust preferred securities in June and July. Overall, our capital remains strong and well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.
Financial performance
Our core performance continued to steadily improve during the first nine months of 2012 and marked a continuation of the momentum that we built during 2011. The three and nine months ended September 30, 2012 included improved net interest income and core mortgage-related income, as well as continued favorable trends in loans, deposits, capital, and credit quality. Additionally, we took strategic actions during the three months ended September 30, 2012 that improved our risk profile and strengthened our balance sheet. The strategic actions that were announced in September included the following:

•
The acceleration of the termination of agreements regarding shares owned in Coke and the sale and charitable contribution of Coke shares resulted in a net pre-tax securities gain of $1.9 billion. In addition, our donation of one million shares of Coke to the SunTrust Foundation increased noninterest expense by $38 million.

•
The mortgage repurchase provision of $371 million increased the mortgage repurchase reserve to a level that is expected to cover the estimated losses on loans sold to GSEs prior to 2009 and negatively affected noninterest income.

•	The sale of $0.5 billion of nonperforming mortgage and commercial real estate loans increased charge-offs and the loan loss provision by $172 million.

•	The movement of $1.4 billion of delinquent and current student loans and $0.5 billion of delinquent Ginnie Mae loans to loans held for sale decreased noninterest income by $92 million.

•	Additionally, valuation losses related to the planned sale of $0.2 billion of affordable housing investments resulted in a $96 million increase in noninterest expense.

•	Collectively, these actions contributed $753 million to net income available to common shareholders, or $1.40 per average common share, in the third quarter.
Including the effects of the strategic actions, net income available to common shareholders during the three and nine months ended September 30, 2012, was $1.1 billion and $1.6 billion, or $1.98 and $2.94 per average common diluted share, respectively. Comparatively, net income available to common shareholders during the three and nine months ended September 30, 2011, was $211 million and $424 million, or $0.39 and $0.81 per average common diluted share, respectively. Results in 2012 compared to 2011 were driven by the strategic actions, but beyond the strategic actions, earnings were also impacted positively during both 2012 periods by improvements in net interest income and core mortgage-related income. Additionally, for the nine month periods, the absence of preferred dividends paid to the U.S. Treasury since the first quarter of 2011 and a non-cash charge related to the accelerated accretion associated with repayment of the U.S. government's TARP investment in March 2011 also drove improvement in 2012 compared to 2011. During the three and nine months ended September 30, 2012, the provision for credit losses increased 30% and decreased 10%, respectively, compared to the three and nine months ended September 30, 2011. Excluding the additional provision in the third quarter related to the strategic actions discussed above, the provision for credit losses decreased significantly. However, as credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods.

Our PPG expense initiative made significant progress during the first nine months of 2012 and at September 30, 2012, we have surpassed the goal of realizing $300 million in annualized savings through this program a year ahead of schedule. While the PPG program is complete, we expect to continue our efforts to become a more efficient organization. Further, we are focused on revenue and expense initiatives that will help us to achieve our long-term efficiency ratio target of below 60%.
Our asset quality metrics continued to improve in 2012, driven in part by the strategic actions taken in the third quarter specifically designed to improve our risk profile and also due to improved core credit quality trends. At September 30, 2012, the ALLL ratio remains elevated by historical standards at 1.84% of total loans, but has declined 17 basis points compared to December 31, 2011 due to decreases in the ALLL primarily as a result of improving core credit quality trends. Total NPLs continued the downward trend that began in 2010, with a decline of 40% from December 31, 2011, partially due to the sales in the third quarter as part of the strategic actions and the remainder as a result of reduced inflows into nonaccrual combined with our problem loan resolution efforts. Declines in NPLs were experienced in all categories, with the largest declines coming from the residential and commercial portfolios, driven by the sales during the third quarter. Partially offsetting the declines was the decision, driven by regulatory guidance, to move $81 million in performing second lien loans that were subordinate to nonaccrual first lien loans into NPL. Even if the sales from the strategic actions were excluded and despite the movement of the performing second liens into NPL, our NPLs declined 22% compared to year end. OREO declined 37% compared to the prior year end and was the result of continued disposition of properties once we had clear title, coupled with a moderation of inflows. Our restructured loan portfolio declined 14% compared to December 31, 2011, with decreases in both the nonaccruing and accruing loan populations. Further, the accruing restructured portfolio continued to exhibit strong payment performance with 95% current on principal and interest payments at September 30, 2012. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first nine months of 2012, both in total and when excluding government-guaranteed loan delinquencies. This decline was a result of our ongoing efforts to reduce risk in the portfolio as evidenced by declines in certain higher-risk loans. Our nonperforming loans are also down by almost 70% since their peak in 2009, to $1.7 billion, or 1.42% of the loan portfolio at September 30, 2012.
The provision for loan losses decreased 11% for the nine months ended September 30, 2012 compared to the same period in 2011, but increased by 29% during the three months ended September 30, 2012 compared to the same period a year earlier. The decrease was due to improvement in credit quality, while the increase was driven by the additional provision related to the strategic actions taken in September. Excluding this additional provision, the provision for loan losses declined during the current quarter compared to the prior year quarter as a result of improvement in credit quality. Similarly, net charge-offs increased 4% during the three months ended September 30, 2012 and decreased 18% during the nine months ended September 30, 2012, compared to the same periods in 2011, respectively. Net charge-offs increased during the three month period as a result of the strategic actions in September and decreased in the nine months as a result of improved credit quality. Additionally, the increase in net charge-offs during the three month period was also due to the accelerated recognition of $65 million in incremental charge-offs related to our second lien policy change during the third quarter when we implemented a change in credit policy to recognize the charge-off at 120 days past due compared to previously recognizing the charge-off at 180 days past due. We currently expect an increase in net charge-offs during the fourth quarter of 2012 as a result of some normal seasonality, and the fact that our recoveries were higher this quarter compared to recent quarters. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Average loans increased 7% during both the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase in both periods was led by increases in commercial and industrial loans, nonguaranteed mortgage, and consumer indirect loans. Additionally, during the nine month period guaranteed mortgage loans and the acquisition of student loan portfolios late in 2011 also drove the increase over the same period in the prior year. Partially offsetting the increase during the three month period were intentional decreases in guaranteed mortgage loans and home equity loans. During the nine month period, commercial real estate, commercial construction, and home equity loans were managed down, partially offsetting the increase in average loans. Our risk profile remains noticeably improved as declines in certain higher-risk loan portfolios have been offset by targeted growth in certain lower-risk portfolios, such as government-guaranteed loans. As a result, our guaranteed loans represent 9% of the portfolio at September 30, 2012 and 11% at December 31, 2011. Our decision to grow government guaranteed loans over the past several years served as a transition to a time of organic loan growth, as well as helped to reduce the risk in the balance sheet in conjunction with the decline in high-risk loans. As recent quarters have yielded organic growth, the higher-risk loan balances have declined, and as part of our continued active management of the balance sheet, we elected to sell approximately $500 million of government guaranteed mortgages in the second quarter of 2012. Additionally, in the third quarter of 2012, we transferred $500 million of nonperforming mortgages and commercial real estate loans, as well as $1.4 billion of delinquent and current government guaranteed student loans and $0.5 billion of delinquent government guaranteed mortgage loans to held for sale. As of September 30, 2012, we have sold a majority of the transferred nonperforming mortgage and commercial real estate loans, while the guaranteed student and mortgage loans remained in held for sale at September 30. In October 2012, we sold over $1.0 billion of the student loans and we expect to sell the remaining transferred student, mortgage, and commercial real estate loans before year end. These transfers reduced the size of our government guaranteed portfolio at September 30, making the guaranteed portion of the portfolio more consistent with our longer-term balance sheet targets. Further, we expect to transfer approximately $600 million of additional guaranteed student loans to held for sale in the fourth quarter, with an immaterial gain or loss associated with the transfer, in furtherance of this long-term strategy. We remain committed to providing home financing in the communities we serve and are focused on extending credit to qualified borrowers during this uncertain economic period. To that end, during the nine months ended September 30, 2012, we extended approximately $66 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients.
Deposits remained at record highs during 2012 and the shift in deposit mix seen during 2011 to lower-cost deposits continued. Average consumer and commercial deposits increased 2% and 3% during three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively. The driver of the increase for both periods was average balance increases of 19% and 22%, respectively, in noninterest-bearing DDAs, partially offset by declines in higher cost time deposits of 17% and 14%, respectively, due to maturities of CDs. While a portion of the low-cost deposit growth is likely attributable to clients’ desires for having increased liquidity, we continue to believe that we have also proactively generated this growth in both our Consumer and Wholesale businesses as we have expanded our number of primary client relationships. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost wholesale funding sources. Our primary higher-cost funding source is long-term debt, which we reduced, on average, by 14% and 11% compared to the three and nine months ended September 30, 2011, respectively. A driver of the decline in long-term debt was the July 2012 redemption of $1.2 billion of higher cost trust preferred securities. Notwithstanding, we believe our deposit levels may decline modestly during 2013 after the removal of the FDIC's unlimited guarantee on demand deposits, which is expected to revert back to an insurance cap of $250,000 on January 1, 2013. See additional discussions in the "Net Interest Margin" and "Borrowings" sections of this MD&A.
Total revenue, on an FTE basis, increased 75% and 27% compared to the three and nine months ended September 30, 2011, respectively, driven by securities gains realized on the sale of our Coke common stock and, to a lesser extent, a modest increase in net interest income. Net interest income, on an FTE basis, increased 1% and 2% compared to the three and nine months ended September 30, 2011, respectively, primarily as a result of higher loan balances, lower interest bearing liability balances and funding costs, and an improved funding mix. Our net interest margin was 3.38% and 3.42% for the three and nine months ended September 30, 2012, compared to 3.49% and 3.52% during the three and nine months ended September 30, 2011, respectively. The declines in margin were a result of lower yielding loans, a decline in securities AFS yields, the elimination of the quarterly Coke dividend due to sale and contribution of our Coke stock, and a decline in our swap-related income related to maturing commercial loan swaps, but were partially offset by the redemption of $1.2 billion of higher cost trust preferred securities, the maturity of higher cost CDs, and the continued favorable shift in deposit mix to lower cost accounts. Noninterest income increased 182% and 62% compared to the three and nine months ended September 30, 2011, respectively, most notably due to the gains realized on the sale of our Coke common stock. Additionally, an improvement in core mortgage-related income was driven by the low interest rate environment and expanded refinancing programs announced by the U.S. government, which resulted in increased production volume during both periods. The increases in noninterest income were partially offset in both periods by an increase in the mortgage repurchase provision and, to a lesser extent, declines in card fees and other income. The mortgage repurchase provision increased $254 million and $414 million during the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively, as a result of information received during the quarter from the GSEs, as well as our recent experience related to demands, that enhanced our ability to estimate losses of remaining expected demands on foreclosed and currently delinquent loans sold to the GSEs prior to 2009. Card fees were lower in 2012 compared to the same periods in 2011 due to the new regulations on debit card interchange fees that became effective at the beginning of the fourth quarter of 2011, and other income was driven lower by $92 million in losses related to the transfer of guaranteed student and mortgage loans to held for sale during the third quarter of 2012. Noninterest expense increased 11% and 5% compared to the three months ended September 30, 2011, respectively, primarily as a result of higher personnel costs, increased customer development expenses as a result of donating 1 million shares of our Coke common stock to the SunTrust Foundation, and a $96 million increase in other noninterest expense as a result of valuation losses on the planned sale of affordable housing investments. The increase in personnel costs was due to accelerated vesting of deferred compensation associated with organizational changes in certain businesses and higher incentive compensation due to improved business performance. During the nine months ended September 30, 2012, outside processing and software expense and operating losses also contributed to the increase compared to the same period in 2011. Lower regulatory fees partially offset the increases in noninterest expense during the three and nine months. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.
Line of Business Highlights
During 2012, we changed our reporting segments and now measure business activities based on three segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. During the three and nine months ended September 30, 2012, our core performance improved in each line of business compared to the three and nine months ended September 30, 2011.

In Consumer Banking and Private Wealth Management, we had solid consumer loan production growth, with year-to-date volume 15% higher than the same nine month period in 2011. Favorable deposit trends also continued, as we generated DDA growth of 14% during the nine months ended September 30, 2012 compared to the same period in 2011. While from a revenue perspective, this business continues to be challenged due to regulatory headwinds, we have reduced expenses by 3% during both the three and nine months ended September 30, 2012, compared to the same periods in 2011. Clients are increasingly utilizing self-service channels, which has enabled us to make changes to our staffing model to improve our efficiency and effectiveness.

Wholesale Banking continued to deliver strong results with net income for the nine months ended September 30, 2012, nearly double what it was compared to the same period in 2011. Significant growth in capital markets fees, coupled with higher net interest income, drove revenue higher by 14% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Additionally, during the same period, average loans increased 8% and client deposits increased 5%. Furthermore, our CIB business surpassed record revenue and net income levels achieved earlier in 2012, setting another quarter of record performance for the three months ended September 30, 2012.

While Mortgage Banking reported a net loss, primarily due to the increase in the mortgage repurchase reserve and the mortgage NPL and government guaranteed loan sales, core trends continued to markedly improve. Mortgage production volume was $24 billion during the nine months ended September 30, 2012, up nearly $8 billion, or 48%, from the same period last year. This increase in volume has led to improved core mortgage origination income, which was $460 million higher during the same period, more than a 130% increase from the nine months ended September 30, 2011. It is reasonable to assume some volume and margin compression going forward, but we do expect overall conditions in the mortgage market to continue to remain favorable in the near term. While the elevated levels of refinance activity have certainly been beneficial during 2012, we are also continuing to devote resources to purchase activity, which we think will again be the primary driver of mortgage revenue when refinance volume moderates. Additionally, we are also focused on building out delivery channels and driving volume with better channel selection to maximize our longer-term return profile for the Mortgage Banking segment.

Our Corporate Other segment encompasses all remaining areas of the Company and remains key to our asset and liability performance. This segment continues to manage the balance sheet within the context of changing financial market conditions. This segment's net income increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, driven by the securities gains on the sale of the Coke common stock, partially offset by a decline in net interest income and an increase in noninterest expenses.

Additional discussion of our segment structure and changes made during 2012 can be found in Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the nine months ended September 30, 2012 and 2011, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA				Table 1
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2012	2011	2012	2011
Summary of Operations
Interest income	$1,445	$1,538	$4,471	$4,638
Interest expense	174	275	615	867
Net interest income	1,271	1,263	3,856	3,771
Provision for credit losses	450	347	1,067	1,186
Net interest income after provision for credit losses	821	916	2,789	2,585
Noninterest income	2,542	903	4,358	2,698
Noninterest expense	1,726	1,560	4,813	4,567
Net income before provision for income taxes	1,637	259	2,334	716
Provision for income taxes	551	45	710	136
Net income/(loss) attributable to noncontrolling interest	9	(1)	22	7
Net income	$1,077	$215	$1,602	$573
Net income available to common shareholders	$1,066	$211	$1,581	$424

Net interest income - FTE	$1,301	$1,293	$3,949	$3,855
Total revenue - FTE	3,843	2,196	8,307	6,553
Total revenue - FTE excluding securities gains, net [1]	1,902	2,194	6,334	6,455
Net income per average common share:
Diluted	1.98	0.39	2.94	0.81
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury	1.98	0.39	2.94	0.95
Basic	1.99	0.40	2.96	0.81
Dividends paid per average common share	0.05	0.05	0.15	0.07
Book value per common share	37.35	37.29
Tangible book value per common share [2]	25.72	25.60
Market price:
High	30.79	26.52	30.79	33.14
Low	22.34	16.51	18.07	16.51
Close	28.27	17.95	28.27	17.95
Selected Average Balances
Total assets	$175,282	$172,076	$176,679	$171,886
Earning assets	153,207	146,836	154,236	146,536
Loans	124,080	115,638	123,332	115,242
Consumer and commercial deposits	125,353	122,974	125,692	121,863
Brokered time and foreign deposits	2,237	2,312	2,252	2,418
Total shareholders’ equity	20,619	20,000	20,450	20,861
Average common shares - diluted (thousands)	538,699	535,395	537,538	524,888
Average common shares - basic (thousands)	534,506	531,928	533,859	521,248
Financial Ratios (Annualized)
ROA	2.45%	0.50%	1.21%	0.45%
ROE	20.84	4.23	10.47	2.96
Net interest margin - FTE	3.38	3.49	3.42	3.52
Efficiency ratio [3]	44.90	71.05	57.94	69.69
Tangible efficiency ratio [4]	44.47	70.55	57.48	69.18
Total average shareholders’ equity to total average assets	11.76	11.62	11.57	12.14
Tangible equity to tangible assets [5]	8.48	8.38
Capital Adequacy
Tier 1 common equity	9.82%	9.31%
Tier 1 capital	10.57	11.10
Total capital	12.95	13.91
Tier 1 leverage	8.49	8.90

SELECTED QUARTERLY FINANCIAL DATA, continued
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Reconcilement of Non U.S. GAAP Financial Measures
Net income available to common shareholders	$1,066	$211	$1,581	$424
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	74
Net income available to common shareholders excluding accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$1,066	$211	$1,581	$498
Net income per average common share - diluted	$1.98	$0.39	$2.94	$0.81
Effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	0.14
Net income per average common share - diluted, excluding effect of accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	$1.98	$0.39	$2.94	$0.95

Net income	$1,077	$215	$1,602	$573
Preferred dividends	(2)	(2)	(8)	(5)
U.S. Treasury preferred dividends and accretion of discount	—	—	—	(66)
Accelerated accretion for repurchase of preferred stock issued to U.S. Treasury	—	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(9)	(2)	(13)	(4)
Net income available to common shareholders	$1,066	$211	$1,581	$424

Net interest income	$1,271	$1,263	$3,856	$3,771
FTE adjustment	30	30	93	84
Net interest income - FTE	1,301	1,293	3,949	3,855
Noninterest income	2,542	903	4,358	2,698
Total revenue - FTE	3,843	2,196	8,307	6,553
Net securities gains	(1,941)	(2)	(1,973)	(98)
Total revenue - FTE excluding net securities gains	$1,902	$2,194	$6,334	$6,455
Efficiency ratio [3]	44.90%	71.05%	57.94%	69.69%
Impact of excluding amortization of intangible assets other than MSRs	(0.43)	(0.50)	(0.46)	(0.51)
Tangible efficiency ratio [4]	44.47%	70.55%	57.48%	69.18%
Total shareholders’ equity	$20,399	$20,200
Goodwill, net of deferred taxes of $159 and $149, respectively	(6,210)	(6,195)
Other intangible assets, net of deferred taxes of $8 and $18, respectively, and MSRs	(888)	(1,120)
MSRs	831	1,033
Tangible equity	14,132	13,918
Preferred stock	(275)	(172)
Tangible common equity	$13,857	$13,746
Total assets	$173,181	$172,553
Goodwill	(6,369)	(6,344)
Other intangible assets including MSRs	(896)	(1,138)
MSRs	831	1,033
Tangible assets	$166,747	$166,104
Tangible equity to tangible assets [5]	8.48%	8.38%
Tangible book value per common share [2]	$25.72	$25.60

Total loans	$121,817	$117,475
Government guaranteed loans	(10,646)	(9,782)
Loans held at fair value	(390)	(452)
Total loans, excluding government guaranteed and fair value loans	$110,781	$107,241
Allowance to total loans, excluding government guaranteed and fair value loans [6]	2.02%	2.42%

($ in billions)
Tier 1 Common Equity - Basel I	$13.2
Adjustments from Basel I to Proposed Basel III [7]	(0.2)
Tier 1 Common Equity - Proposed Basel III [8]	$13.0
Risk-weighted Assets - Basel I	$133.9
Adjustments from Basel I to Proposed Basel III [9]	29.2
Risk-weighted Assets - Proposed Basel III	$163.1
Tier 1 Common Equity Ratio:
Basel I	9.8%
Proposed Basel III [8]	8.0

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
6We present a ratio of allowance to total loans, excluding government guaranteed and fair value loans, to exclude loans from the calculation that are held at fair value with no related allowance and loans guaranteed by a government agency that do not have an associated allowance recorded due to nominal risk of principal loss.
7Primarily relates to the impacts of unrealized securities AFS gains and accrued pension liabilities recognized in AOCI.
8The proposed Basel III calculations of Tier 1 common equity, risk-weighted assets, and the Tier 1 common equity ratio are based upon our interpretation of the notice of proposed rule making issued by the Federal Reserve in June 2012. The final Basel III ruling by the Federal Reserve is subject to potential changes from the proposed rulemaking, as is our interpretation of the rules.
9The largest differences between the risk-weighted assets as calculated under Basel I and the Basel III proposal relate to the risk-weightings for mortgage, home equity, and commercial real estate loans.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	September 30, 2012			September 30, 2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$51,923	$578	4.43%	$46,261	$595	5.11%	$5,662	(0.68)
Commercial real estate	4,525	41	3.56	5,192	49	3.72	(667)	(0.16)
Commercial construction	784	7	3.74	1,043	10	3.90	(259)	(0.16)
Residential mortgages - guaranteed	5,432	37	2.76	4,349	39	3.59	1,083	(0.83)
Residential mortgages - nonguaranteed	22,905	256	4.47	21,888	266	4.87	1,017	(0.40)
Home equity products	14,866	138	3.68	15,718	148	3.74	(852)	(0.06)
Residential construction	667	9	5.44	826	11	5.10	(159)	0.34
Guaranteed student loans	7,183	71	3.92	4,765	52	4.35	2,418	(0.43)
Other direct	2,266	25	4.35	1,906	23	4.67	360	(0.32)
Indirect	10,584	102	3.84	9,761	109	4.44	823	(0.60)
Credit cards	577	14	9.87	522	15	11.31	55	(1.44)
Nonaccrual[3]	2,368	8	1.37	3,407	7	0.79	(1,039)	0.58
Total loans	124,080	1,286	4.12	115,638	1,324	4.54	8,442	(0.42)
Securities available for sale:
Taxable	20,424	140	2.74	23,768	195	3.29	(3,344)	(0.55)
Tax-exempt - FTE[2]	350	5	5.29	485	7	5.44	(135)	(0.15)
Total securities available for sale - FTE	20,774	145	2.78	24,253	202	3.33	(3,479)	(0.55)
Securities purchased under agreements to resell	952	—	0.05	977	—	—	(25)	0.05
LHFS	3,294	29	3.48	2,032	21	4.11	1,262	(0.63)
Interest-bearing deposits	21	—	0.26	21	—	0.15	—	0.11
Interest earning trading assets	4,086	15	1.49	3,915	21	2.09	171	(0.60)
Total earning assets	153,207	1,475	3.83	146,836	1,568	4.23	6,371	(0.40)
ALLL	(2,193)			(2,682)			489
Cash and due from banks	4,579			5,567			(988)
Other assets	14,810			16,676			(1,866)
Noninterest earning trading assets	2,172			2,897			(725)
Unrealized gains on securities available for sale	2,707			2,782			(75)
Total assets	$175,282			$172,076			$3,206
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$24,810	$6	0.09%	$23,979	$8	0.13%	$831	(0.04)
Money market accounts	41,517	21	0.20	43,095	39	0.36	(1,578)	(0.16)
Savings	5,190	1	0.09	4,622	2	0.15	568	(0.06)
Consumer time	10,202	32	1.26	12,404	49	1.59	(2,202)	(0.33)
Other time	5,771	21	1.42	6,940	30	1.70	(1,169)	(0.28)
Total interest-bearing consumer and commercial deposits	87,490	81	0.37	91,040	128	0.56	(3,550)	(0.19)
Brokered time deposits	2,189	17	3.03	2,303	26	4.34	(114)	(1.31)
Foreign deposits	48	—	0.17	9	—	0.13	39	0.04
Total interest-bearing deposits	89,727	98	0.43	93,352	154	0.65	(3,625)	(0.22)
Funds purchased	701	—	0.11	1,069	—	0.11	(368)	—
Securities sold under agreements to repurchase	1,461	1	0.18	2,170	1	0.15	(709)	0.03
Interest-bearing trading liabilities	702	4	2.62	878	7	2.95	(176)	(0.33)
Other short-term borrowings	6,664	5	0.30	3,063	3	0.40	3,601	(0.10)
Long-term debt	11,734	66	2.23	13,667	110	3.19	(1,933)	(0.96)
Total interest-bearing liabilities	110,989	174	0.62	114,199	275	0.95	(3,210)	(0.33)
Noninterest-bearing deposits	37,863			31,934			5,929
Other liabilities	4,832			4,069			763
Noninterest-bearing trading liabilities	979			1,874			(895)
Shareholders’ equity	20,619			20,000			619
Total liabilities and shareholders’ equity	$175,282			$172,076			$3,206
Interest Rate Spread			3.21%			3.28%		(0.07)
Net Interest Income - FTE[4]		$1,301			$1,293
Net Interest Margin[5]			3.38%			3.49%		(0.11)
1Interest income includes loan fees of $27 million and $32 million for the three month periods ended September 30, 2012 and 2011, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $30 million for both the three month periods ended September 30, 2012 and 2011.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $123 million and $164 million for the three month periods ended September 30, 2012 and 2011, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
	Nine Months Ended						Increase/(Decrease) From Prior Year Quarter
	September 30, 2012			September 30, 2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$50,758	$1,754	4.62%	$45,208	$1,760	5.21%	$5,550	(0.59)
Commercial real estate	4,614	126	3.65	5,462	152	3.71	(848)	(0.06)
Commercial construction	855	25	3.83	1,236	35	3.84	(381)	(0.01)
Residential mortgages - guaranteed	5,920	137	3.08	4,347	113	3.47	1,573	(0.39)
Residential mortgages - nonguaranteed	22,521	775	4.59	21,950	826	5.02	571	(0.43)
Home equity products	15,071	416	3.69	15,950	449	3.76	(879)	(0.07)
Residential construction	704	27	5.22	891	35	5.18	(187)	0.04
Guaranteed student loans	7,229	211	3.89	4,566	148	4.34	2,663	(0.45)
Other direct	2,184	72	4.39	1,824	66	4.82	360	(0.43)
Indirect	10,329	302	3.90	9,566	334	4.67	763	(0.77)
Credit cards	553	43	10.26	500	45	11.90	53	(1.64)
Nonaccrual[3]	2,594	22	1.13	3,742	25	0.88	(1,148)	0.25
Total loans	123,332	3,910	4.23	115,242	3,988	4.63	8,090	(0.40)
Securities available for sale:
Taxable	22,406	507	3.01	23,728	579	3.25	(1,322)	(0.24)
Tax-exempt - FTE[2]	382	15	5.35	517	21	5.49	(135)	(0.14)
Total securities available for sale - FTE	22,788	522	3.05	24,245	600	3.30	(1,457)	(0.25)
Securities purchased under agreements to resell	869	—	0.03	1,040	—	—	(171)	0.03
LHFS	3,099	84	3.60	2,285	71	4.14	814	(0.54)
Interest-bearing deposits	21	—	0.24	22	—	0.14	(1)	0.10
Interest earning trading assets	4,127	48	1.55	3,702	63	2.28	425	(0.73)
Total earning assets	154,236	4,564	3.95	146,536	4,722	4.31	7,700	(0.36)
ALLL	(2,314)			(2,757)			443
Cash and due from banks	4,621			5,498			(877)
Other assets	14,987			17,237			(2,250)
Noninterest earning trading assets	2,221			2,851			(630)
Unrealized gains on securities available for sale	2,928			2,521			407
Total assets	$176,679			$171,886			$4,793
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,009	$18	0.10%	$24,669	$29	0.15%	$340	(0.05)
Money market accounts	41,983	70	0.22	42,856	130	0.41	(873)	(0.19)
Savings	5,073	4	0.11	4,493	5	0.16	580	(0.05)
Consumer time	10,888	116	1.43	12,629	151	1.60	(1,741)	(0.17)
Other time	6,110	72	1.58	7,185	94	1.74	(1,075)	(0.16)
Total interest-bearing consumer and commercial deposits	89,063	280	0.42	91,832	409	0.60	(2,769)	(0.18)
Brokered time deposits	2,222	62	3.65	2,322	77	4.36	(100)	(0.71)
Foreign deposits	30	—	0.17	96	—	0.14	(66)	0.03
Total interest-bearing deposits	91,315	342	0.50	94,250	486	0.69	(2,935)	(0.19)
Funds purchased	793	1	0.11	1,061	1	0.14	(268)	(0.03)
Securities sold under agreements to repurchase	1,580	2	0.17	2,245	2	0.15	(665)	0.02
Interest-bearing trading liabilities	661	11	2.29	910	22	3.23	(249)	(0.94)
Other short-term borrowings	7,589	15	0.25	2,920	9	0.40	4,669	(0.15)
Long-term debt	12,247	244	2.66	13,745	347	3.38	(1,498)	(0.72)
Total interest-bearing liabilities	114,185	615	0.72	115,131	867	1.01	(946)	(0.29)
Noninterest-bearing deposits	36,629			30,031			6,598
Other liabilities	4,356			3,949			407
Noninterest-bearing trading liabilities	1,059			1,914			(855)
Shareholders’ equity	20,450			20,861			(411)
Total liabilities and shareholders’ equity	$176,679			$171,886			$4,793
Interest Rate Spread			3.23%			3.30%		(0.07)
Net Interest Income - FTE[4]		$3,949			$3,855
Net Interest Margin[5]			3.42%			3.52%		(0.10)
1Interest income includes loan fees of $82 million and $108 million for the nine month periods ended September 30, 2012 and 2011, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-
equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $93 million and $84 million for the nine month periods ended September 30, 2012 and 2011, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $404 million and $476 million for the nine month periods ended September 30, 2012 and 2011, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Third Quarter of 2012
Net interest income, on an FTE basis, was $1.3 billion during the third quarter of 2012, an increase of $8 million, or 1%, from the third quarter of 2011. The increase was predominantly driven by higher loan balances, lower interest-bearing liability balances, and continued favorable trends in the deposit mix that included declines in higher cost time deposits. These variances were partially offset by lower average securities and the elimination of the quarterly dividend on Coke stock as a result of our sale and charitable contribution of our remaining Coke shares in the third quarter. Net interest margin decreased by 11 basis points to 3.38% for the third quarter of 2012, compared to 3.49% for the third quarter of 2011. The decrease was primarily a result of an increase in average earning assets at marginally lower yields and a decline in securities yields driven by portfolio repositioning and the elimination of the quarterly Coke dividend, partially offset by an improved funding mix, characterized by increased demand deposits, a decline in higher cost time deposits and borrowings, and lower rates paid on interest-bearing liabilities. Yields on earning assets declined by 40 basis points to 3.83% during the third quarter of 2012 compared to 4.23% during the same period of 2011, as loans added during the period yielded less than maturing loans, reflecting the current low interest rate environment. Additionally, loan yields in the third quarter of 2012 were impacted by a decline in income derived from interest rate swaps utilized to manage interest rate risk. Yields on earning assets also declined due to the reduction in our securities portfolio due to the absence of attractive investment alternatives and the foregone Coke dividend. Rates paid on interest-bearing liabilities decreased by 33 basis points over the same period, predominantly due to improved funding mix, as growth in lower cost deposits and wholesale funding replaced higher-cost time deposits and long-term debt that matured, was called, or extinguished during the period. Specifically, during the quarter we benefited from the redemptions of the higher cost trust preferred securities that had a weighted average rate of approximately 7% and the maturity of a large population of higher cost CDs. In the fourth quarter, we expect to see a reduction in the net interest margin of approximately mid-single digit basis points, driven by additional reductions in asset yields, which we expect will partially be offset by lower liability costs. In the fourth quarter, we expect a reduction to net interest income as a result of the lower margin, coupled with our smaller balance sheet due to the closed and pending loan sales.
Average earning assets increased by $6.4 billion, or 4%, compared to the third quarter of 2011, predominantly due to the growth in average loans, which increased by $8.4 billion, or 7%, and a $1.3 billion, or 62%, increase in loans held for sale, which increased partially as a result of the transfer of $2.0 billion in loans to held for sale during the quarter. Partially offsetting the increases in loans was a $3.5 billion, or 14%, decrease in our securities AFS portfolio as a result of the Coke stock sale, prepayments, maturities and principal repayments. The increase in loans was attributable to increases in commercial and industrial loans, primarily driven by our large corporate and middle market borrowers, government-guaranteed student loans, guaranteed residential mortgages, high credit quality nonguaranteed residential mortgages, consumer-indirect loans, and other direct loans. These increases were partially offset by declines in nonaccrual loans, home equity products, commercial real estate loans, and commercial construction loans. The declines in home equity, commercial real estate and commercial construction loans predominantly resulted from our targeted efforts to reduce exposure to these higher-risk loans. Our loan portfolio yielded 4.12% for the quarter, down 42 basis points from the third quarter of 2011. The yield decline was primarily driven by the low interest rate environment, and the aforementioned lower swap-related income impacting commercial loan yields.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. As of September 30, 2012, the outstanding notional balance of active swaps was $17.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared with $15.9 billion as of September 30, 2011. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps in a gain position that were previously designated as cash flow hedges on variable rate commercial loans. Swap income declined to $118 million during the third quarter of 2012 from $159 million during the third quarter of 2011. The $41 million decline was primarily due to a decline in the income from $3.5 billion of previously terminated swaps that reached their original maturity date in April of 2012. Assuming no significant changes to LIBOR, we expect commercial loan swap income to remain relatively stable at the current quarter level for the remainder of the year and first quarter of 2013. Our interest rate risk management practices may cause us from time to time to purchase and/or terminate additional interest rate swaps. In the absence of additions or terminations, our notional balance of active swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our active swap notional balances at September 30, 2012, was 2.6 years.

The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. Estimated quarterly income of these swaps based on current expectations of future LIBOR rates is as follows:

	Ending Notional Balances of Active Swaps (in billions)	Estimated Income Related to Swaps (in millions)
Fourth Quarter 2012	$17.4	$116
First Quarter 2013	17.4	113
Second Quarter 2013	15.3	100
Third Quarter 2013	15.3	92
Fourth Quarter 2013	15.3	92
2014	10.6	331
Average interest-bearing liabilities decreased by $3.2 billion, or 3%, compared to the third quarter of 2011. The decrease was driven by a $3.4 billion, or 17%, decline in higher cost time deposits, a $1.9 billion, or 14%, decline in long-term debt, and a $1.6 billion, or 4%, decline in money market accounts compared to the third quarter of 2011, partially offset by increases in other short-term borrowings and lower cost client deposits. Total average consumer and commercial deposits increased by $2.4 billion, or 2%, compared to the same period during 2011. This increase was predominantly driven by a $5.9 billion, or 19%, increase in demand deposits, partially offset by the aforementioned decline in higher-cost time deposits driven by the maturity of a large population of higher cost CDs. The growth in lower cost deposits was the result of successful sales efforts and clients’ increased preference for more liquid products. Notwithstanding, we believe our deposit levels may decline modestly during 2013 after the removal of the FDIC's unlimited guarantee on demand deposits, which is expected to revert back to an insurance cap of $250,000 on January 1, 2013. The increase in other short-term borrowings is a result of new FHLB borrowings during the period, which reflects a continuation of the recent trend toward a more normalized funding distribution. The decrease in long-term debt was primarily attributable to the aforementioned redemption of $1.2 billion of higher cost trust preferred securities at the beginning of the third quarter. The growth in lower cost deposits, the decline in higher cost time deposits, and lower rates on new borrowings that replaced maturing or repurchased higher yielding borrowings, drove the 33 basis point decline in rates paid on interest-bearing liabilities compared to the same period during 2011.
During the third quarter of 2012, the interest rate environment was characterized by a flatter yield curve versus the same period during 2011, as three-month LIBOR increased and rates at the long end of the curve declined. More specifically, during the third quarter of 2012, benchmark rates were as follows compared to the third quarter of 2011; one-month LIBOR averaged 0.24%, an increase of 3 basis points, three-month LIBOR averaged 0.43%, an increase of 13 basis points, five-year swaps averaged 0.86%, a decrease of 58 basis points, and ten-year swaps averaged 1.73%, a decrease of 83 basis points. The Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the third quarter of 2011.
First Nine Months of 2012
For the first nine months of 2012, net interest income was $3.9 billion, an increase of $94 million, or 2%, from the first nine months of 2011. The increase was predominantly driven by the same factors as discussed above for the third quarter related to higher loan balances and lower interest-bearing liability balances, partially offset by lower average securities AFS and the elimination of the quarterly Coke stock dividend in the third quarter.
Average earning assets increased by $7.7 billion, or 5%. The increase in earning assets was predominantly attributable to increases of $8.1 billion, or 7%, in average loans, and $0.8 billion, or 36%, in LHFS, partially offset by a decrease of $1.5 billion, or 6%, in average securities AFS. The increase in average loans was predominantly a result of growth in commercial and industrial loans, government-guaranteed student loans, guaranteed residential mortgages, and consumer-indirect loans, partially offset by declines in nonaccrual loans, home equity products, and commercial real estate loans. The factors contributing to the year-over-year changes in earning assets were the same as those discussed related to the third quarter of 2012 compared to the third quarter of 2011.
Interest-bearing liabilities decreased by $0.9 billion, or 1%, compared to the nine months ended September 30, 2011, primarily driven by a $2.8 billion, or 14%, decrease in higher-cost time deposits, a $1.5 billion, or 11%, reduction in long-term debt, and a $0.9 billion, or 2%, decrease in money market accounts, predominantly offset by an increase in other short-term borrowings. Average consumer and commercial deposits increased by $3.8 billion, or 3%, during the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The increase was driven by a $6.6 billion, or 22%, increase in demand deposits, partially offset by the aforementioned declines in higher-cost time deposits and money market accounts. The net interest margin was 3.42%, a decline of 10 basis points compared to the nine months ended September 30, 2011. Yields on average earning assets declined by 36 basis points to 3.95% for the nine months ended September 30,

2012, from 4.31% for the same period in 2011. The average yield on loans for the nine months ended September 30, 2012, was 4.23%, down 40 basis points from the same period in 2011. The factors in the year-over-year decrease in the yield on loans were the same as those discussed above related to the third quarter of 2012. Also contributing to the decline in the yields on average earning assets during the nine months ended September 30, 2012 was the 54 basis point decline in yields on LHFS , primarily due to the low interest rate environment during the current nine month period compared to the prior year nine month period, and the decline of 25 basis points on securities AFS, primarily due to the Coke sale, prepayments, maturities and principal repayments. The interest rate environment has also allowed active management of interest-bearing liabilities over the same period. The result of this active management was a decrease of 29 basis points in interest-bearing liabilities, due primarily to a 72 basis point decline in long-term debt, as well as a 18 basis point decline in consumer and commercial deposits. A driver of the decline in long-term debt was the redemptions of the higher cost trust preferred securities that had a weighted average rate of approximately 7%. The decline in the deposits was primarily driven by the maturity of higher cost CDs.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 7 basis points during the third quarter of 2012 and 9 basis points during the first nine months of 2012, compared with a reduction of 14 basis points and 15 basis points during the three and nine months ended September 30, 2011, as average nonaccrual loans decreased by $1.0 billion during the three months ended September 30, 2012 and by $1.1 billion during the nine months ended September 30, 2012, compared to the same periods in 2011. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 3
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions)	2012	2011	Change[1]	2012	2011	Change[1]
Service charges on deposit accounts	$172	$176	(2)%	$504	$509	(1)%
Other charges and fees	116	130	(11)	361	386	(6)
Card fees	55	104	(47)	183	309	(41)
Trust and investment management income	127	134	(5)	387	404	(4)
Retail investment services	60	58	3	180	175	3
Investment banking income	83	68	22	230	231	—
Trading income	19	66	(71)	145	171	(15)
Mortgage production related (loss)/income	(64)	54	NM	102	56	82
Mortgage servicing related income	64	58	10	215	202	6
Net securities gains	1,941	2	NM	1,973	98	NM
Other noninterest (loss)/income	(31)	53	NM	78	157	(50)
Total noninterest income	$2,542	$903	NM	$4,358	$2,698	62%
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Noninterest income increased by $1.6 billion compared to the three months ended September 30, 2011, driven primarily by $1.9 billion in securities gains, partially offset by a higher mortgage repurchase provision of $254 million and $92 million in losses related to the transfer to held for sale of $1.9 billion of student and mortgage loans. For the nine months ended September 30, 2012, noninterest income increased by $1.7 billion, or 62%, also as a result of an higher securities gains partially offset by lower card fees and losses from the transfer to held for sale of student and mortgage loans.
Mortgage production related income for the third quarter of 2012 was a loss of $64 million compared to income of $54 million for the third quarter of 2011. The decline in income of $118 million was primarily due to the previously described $254 million increase in the mortgage repurchase provision, partially offset by higher loan production and increased gain on sale margins. For the three and nine months ended September 30, 2012, mortgage loan production volume increased compared to the same periods in 2011 to $8.1 billion, a 40% increase, and $24.1 billion, a 48% increase, respectively. For the nine months ended September 30, 2012, mortgage production related income was $102 million, up $46 million, or 82% as purchase and refinancing activity increased due to the HARP 2.0 program and the continued low interest rate environment. While some volume and margin compression may occur in the coming quarters, we expect overall favorable conditions in the mortgage market in the near term. Higher production volume and gain on sale margins were partially offset by higher repurchase provision. The mortgage repurchase provision for the three and nine months ended September 30, 2012, was $371 million and $701 million compared to $117 million and $287 million for the three and nine months ended September 30, 2011, respectively. The reserve for mortgage repurchases was $694 million at September 30, 2012, an increase of $374 million from December 31, 2011.

The increase was the result of recent information received from the GSEs, as well as our recent experience related to full file requests and repurchase demands, which enhanced our ability to estimate losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. These vintage loans have comprised the vast majority of mortgage repurchase losses to date. Consequently, future mortgage repurchase provisions are expected to decline substantially from levels experienced in recent quarters, and we expect the reserve to decline as losses are realized. For additional information on the mortgage repurchase reserve, see Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
Mortgage servicing related income increased by $6 million, or 10%, compared to the three months ended September 30, 2011, and by $13 million, or 6%, compared to the nine months ended September 30, 2011. The increases were primarily driven by increased hedge performance, partially offset by decreased servicing income and increased payoffs due to refinancing activity.
Trading income decreased by $47 million, or 71%, compared to the three months ended September 30, 2011, and by $26 million, or 15%, compared to the nine months ended September 30, 2011. The decreases were primarily due to higher mark-to-market losses on fair value debt and index-linked CDs compared to gains in 2011, partially offset by higher core trading income and a decline in losses related to previously securitized loans.
Other charges and fees decreased by $14 million, or 11%, compared to the three months ended September 30, 2011, and by $25 million, or 6%, compared to the nine months ended September 30, 2011. The decreases were primarily due to lower debit card fee income, lower insurance premium income due to the termination of reinsurance agreements with mortgage insurance companies, and lower letters of credit fee income, partially offset by higher loan commitment fees.
Card fees decreased by $49 million, or 47%, compared to the three months ended September 30, 2011, and by $126 million, or 41%, compared to the nine months ended September 30, 2011. The decline was a result of regulations on debit card interchange fee income that became effective at the beginning of the fourth quarter of 2011, as well as the third quarter of 2012 reclassification of $11 million of credit card reward costs, which were previously classified in other expense. We elected to make this reclassification to conform with predominant industry practice. For the three and nine months ended September 30, 2012, the decrease in interchange revenue was $50 million and $147 million, respectively, compared to the same periods in 2011. The estimated impact on interchange revenue as a result of the new interchange rules is consistent with our original expectations of a reduction in interchange revenue of approximately $40 - $50 million per quarter when compared with interchange revenue prior to the new regulations becoming effective.
As a means to mitigate some of this lost revenue, we introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional sources of fee income. Additionally, we also expect continued benefit from the discontinuation of our debit card rewards programs, actions taken to reduce the costs related to our debit card operational support, and the introduction of other value-added deposit product features over the next two years, which we expect will produce additional deposit fee income. We believed that these mitigating actions, among others, would assist in recapturing 50% of the lost revenue as a result of recent changes in regulations, including those on overdraft fees (Regulation E) and the new interchange fee rules. Inherent in this assumption was client acceptance of certain deposit-related fees for value-added services we provide. Since the regulations went into effect, we have experienced a lesser rate of acceptance than originally assumed on certain deposit-related fees and clients have changed their behavior to a greater extent than anticipated, including maintaining higher balances in their deposit accounts to avoid certain fees. As a result, we believe the recapture of lost revenue from the recent changes in regulations will be less than our original estimate and may take longer to achieve than originally planned. Excluding any effect of additional client acceptance of certain deposit-related fees, potential increases in debit card usage by clients, or other mitigating actions we may take, our interchange revenue in future quarters is expected to be consistent with results seen during the third quarter of 2012 as noted above.
Investment banking income increased by $15 million, or 22%, compared to the three months ended September 30, 2011, and decreased by $1 million compared to the nine months ended September 30, 2011. The increase relative to the third quarter of 2011 was primarily attributable to higher syndicated finance and bond origination fee income.
Net securities gains increased by $1.9 billion compared to both the three and nine months ended September 30, 2011. The large increases were driven by $1.9 billion of pre-tax gains resulting from the sale and charitable contribution of our Coke common stock, net of early termination of the Agreements, that occurred during the third quarter of 2012. See "Investment in Common Shares of the Coca-Cola Company" in this MD&A for additional information. For further discussion regarding our investment portfolio activity, see “Securities Available for Sale” in this MD&A.
Other noninterest income was a loss for the third quarter of 2012 of $31 million compared to income of $53 million for the third quarter of 2011, a decline of $84 million. The decline was the result of a $92 million loss recognized in the third quarter of 2012 upon moving $1.4 billion of current ($0.7 billion) and delinquent ($0.7 billion) student loans and $0.5 billion of delinquent government guaranteed mortgage loans to loans held for sale. Subsequent to the third quarter of 2012, we sold

$1.0 billion of these loans and anticipate selling the remainder of the student and government guaranteed mortgage loans during the fourth quarter of 2012. For the nine months ended September 30, 2012, other noninterest income declined $79 million, or 50%, compared to the same period in the prior year primarily resulting from the aforementioned loss related to the transfer of loans to loans held for sale. Excluding the $92 million loss related to the transfer of loans in the third quarter of 2012, other noninterest income increased $8 million and $13 million during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively.

NONINTEREST EXPENSE
						Table 4
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions)	2012	2011	Change[1]	2012	2011	Change[1]
Employee compensation	$670	$642	4%	$1,977	$1,898	4%
Employee benefits	110	108	2	363	354	3
Personnel expenses	780	750	4	2,340	2,252	4
Outside processing and software	171	164	4	527	484	9
Net occupancy expense	92	90	2	267	268	—
Marketing and customer development	75	41	83	134	125	7
Operating losses	71	72	(1)	200	161	24
Regulatory assessments	67	80	(16)	179	232	(23)
Credit and collection services	65	71	(8)	181	182	(1)
Equipment expense	49	44	11	140	132	6
Other staff expense	41	18	NM	75	53	42
Consulting and legal fees	40	34	18	116	77	51
Other real estate expense	30	62	(52)	133	195	(32)
Amortization/impairment of goodwill/intangible assets	17	11	55	39	34	15
Net loss/(gain) on debt extinguishment	2	(1)	NM	15	(3)	NM
Other expense	226	124	82	467	375	25
Total noninterest expense	$1,726	$1,560	11	$4,813	$4,567	5
1NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest expense increased by $166 million, or 11%, compared to the three months ended September 30, 2011, and by $246 million, or 5%, compared to the nine months ended September 30, 2011. The increase over the third quarter of 2011 was primarily due to a $96 million write-down of affordable housing investments, the $38 million charitable contribution of the Coke shares to the SunTrust Foundation, and $29 million in severance expense. Higher compensation expenses were offset by reductions in credit-related cost and regulatory assessments. Compared to the nine months ended September 30, 2011, higher compensation expense related to improved business performance, higher marketing and customer development costs due to the Coke contribution, increased other staff expense due to the severance expense, a $96 million increase as a result of valuation losses on the planned sale of affordable housing investments, and higher operating losses contributed to the increase. The increases were partially offset by a decline in regulatory assessments, other real estate expense, and credit and collection services.
Personnel expenses increased by $30 million, or 4%, compared to the three months ended September 30, 2011, and by $88 million, or 4%, compared to the nine months ended September 30, 2011. Increases in both periods were driven by a $28 million and $79 million, or 4%, respectively, increase in employee compensation expense related to higher compensation from improved business performance and modest annual merit increases. Additionally, the third quarter of 2012 also included an increase in incentive compensation cost due to the acceleration of deferred compensation related to organizational changes in certain businesses. Compared to September 30, 2011, full-time equivalent employees declined almost 1,500 and the use of contract labor increased, resulting in lower employee compensation expense and higher contract labor costs.
Outside processing and software expenses increased $7 million, or 4%, compared to the three months ended September 30, 2011, and $43 million, or 9%, compared to the nine months ended September 30, 2011. The increase over the three and nine months ended 2011 was largely due to increased outsourced services and application hosting costs, as well as higher software maintenance charges.
Marketing and customer development expense increased $34 million, or 83%, compared to the three months ended September 30, 2011, and $9 million, or 7%, compared to the nine months ended September 30, 2011. The increase was attributable to the $38 million charitable contribution of the Coke shares in the third quarter of 2012, offset by lower advertising spending which fluctuates based on the timing of advertising campaigns.
Operating losses increased $39 million, or 24%, compared to the nine months ended September 30, 2011. The increase was due to litigation-related expenses, which tend to fluctuate based on specific legal matters, as well as operating losses associated with mortgage-related activities.
Regulatory assessments expense decreased $13 million, or 16%, compared to the three months ended September 30, 2011, and $53 million, or 23%, compared to the nine months ended September 30, 2011. The decrease in both periods was due to a lower FDIC assessment rate, and for the nine month period, the expense was also impacted by a change in the assessment base.
Other staff expense increased $23 million, compared to the three months ended September 30, 2011, and $22 million, or 42%, compared to the nine months ended September 30, 2011, mainly due to the $29 million in severance expense recognized in the third quarter of 2012 due to our continued effort to structure the organization in a manner that enables us to achieve our long-term efficiency ratio target of below 60%.
Consulting and legal expenses increased by $6 million, or 18%, compared to the three months ended September 30, 2011, and by $39 million, or 51%, compared to the nine months ended September 30, 2011. The increase was attributable to consulting costs associated with specific business initiatives, as well as costs to address the mortgage servicing Consent Order. For additional information regarding the Consent Order, see Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.
Other real estate expense decreased $32 million, or 52%, compared to the three months ended September 30, 2011, and $62 million, or 32%, compared to the nine months ended September 30, 2011. The decrease was predominantly due to a decline in the OREO inventory resulting in lower loss provisioning, combined with a decrease in losses on sales of owned properties. Over time, as the economic environment improves, we expect that other real estate expense will continue to improve, but will likely remain elevated compared with the levels realized prior to the economic recession.
Amortization expense and impairment of goodwill and other intangible assets increased $6 million, or 55%, compared to the three months ended September 30, 2011, and $5 million, or 15%, compared to the nine months ended September 30, 2011, due to a $7 million impairment loss recorded on our GenSpring reporting unit during the third quarter of 2012. Net loss on debt extinguishment increased by $18 million compared to the nine months ended September 30, 2011, due to the $13 million non-cash charges associated with the redemption of higher cost trust preferred securities, which were completed in June and July 2012.
Other noninterest expense increased by $102 million, or 82%, compared to the three months ended September 30, 2011, and by $92 million, or 25%, compared to the nine months ended September 30, 2011, mainly due to a $96 million write-down recognized upon the transfer of affordable housing investments to held for sale in the third quarter of 2012 and $17 million of real estate charges resulting from our reassessment of corporate real estate leases and holdings.

As we look to the fourth quarter, we expect our core expenses to be flat to down. Cyclically high costs are expected to continue their overall declining trend, and employee compensation is expected to decline. Conversely, certain volume and seasonal-driven line items (for example, outside processing and advertising) may increase.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three and nine months ended September 30, 2012, the provision for income taxes was $551 million and $710 million, resulting in an effective tax rate of 34% and 31%, respectively. For the three and nine months ended September 30, 2011, the provision for income tax was $45 million and $136 million, resulting in an effective tax rate of 17% and 19%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2012 was primarily due to higher pre-tax earnings in these periods. The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See additional discussion related to the provision for income taxes in Note 8, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q.

LOANS
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, or classes, which further aggregate loans based upon common risk characteristics.

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
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or second lien position. At September 30, 2012, 31% of our home equity products were in a first lien position and 69% were in a second lien position. For home equity products in a second lien position, we service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during the remainder of 2012 and 2013, with 94% of home equity line balances scheduled to convert to amortization in 2014 or later, and over 50% in 2017 or later. It should be noted that a majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, approximately 81% of accounts, and approximately 68% of accounts with a balance, closed or refinanced before or soon after converting. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity second lien accounts when the first lien position is delinquent, including when the second lien is still current. In the third quarter, we initiated the monitoring of delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with second liens, as these scores are highly sensitive to first lien mortgage delinquency. At September 30, 2012, our home equity second lien loss severity was approximately 95%.
Based on guidance from our primary federal banking regulator, we elected to revise our credit policy related to the nonaccrual status of performing second lien loans and reclassified $81 million performing home equity lines, loans, and mortgages that are subordinate to nonaccrual first lien loans as NPLs during the third quarter. Our methodology for calculating the ALLL considers the financial condition of the borrower, either through the direct knowledge we have from servicing the first mortgage or through the regular refreshing of FICO scores, which quickly respond to borrower delinquencies. Therefore, this change in policy did not have a material impact on the ALLL.
Additionally, we implemented a change to our credit policy to recognize charge-offs of second lien home equity loans, lines, and mortgages at 120 days past due based on a recent analysis indicating that a vast majority of these loans are ultimately charged-off. Previously these charge-offs were taken at 180 days past due. This change in policy resulted in $65 million of incremental charge-offs during the three and nine months ended September 30, 2012.

The loan types comprising our consumer loan segment include guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles, marine, or recreational vehicles), and consumer credit cards. The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 5
(Dollars in millions)	September 30, 2012	December 31, 2011	% Change [2]
Commercial loans:
Commercial & industrial	$52,407	$49,538	6%
Commercial real estate	4,491	5,094	(12)
Commercial construction	808	1,240	(35)
Total commercial loans	57,706	55,872	3
Residential loans:
Residential mortgages - guaranteed	4,823	6,672	(28)
Residential mortgages - nonguaranteed[1]	23,925	23,243	3
Home equity products	15,019	15,765	(5)
Residential construction	805	980	(18)
Total residential loans	44,572	46,660	(4)
Consumer loans:
Guaranteed student loans	5,823	7,199	(19)
Other direct	2,341	2,059	14
Indirect	10,781	10,165	6
Credit cards	594	540	10
Total consumer loans	19,539	19,963	(2)
LHFI	$121,817	$122,495	(1)%
LHFS	$5,205	$2,353	NM
1Includes $390 million and $431 million of loans carried at fair value at September 30, 2012 and December 31, 2011, respectively.
2 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Loans Held for Investment
LHFI have remained relatively flat through the nine months ended September 30, 2012, although, the composition of our loan portfolio has shifted. We have continued to make progress in our loan portfolio diversification strategy, as we have been successful in both growing targeted commercial and consumer balances and in reducing our exposure to certain higher risk residential and construction loans. Continuing to manage down our commercial and residential construction portfolios has resulted in a combined $607 million decline in these portfolios during the nine months ended September 30, 2012, and an $8.4 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile over a relatively short period of time. Also contributing to this shift in loan portfolio composition were the sales and transfers to LHFS during the current year of $2.7 billion in government guaranteed mortgages and student loans. Average loans during the three months ended September 30, 2012 totaled $124.1 billion, while period-end loans totaled $121.8 billion at September 30, 2012. Average loans were higher by $2.3 billion compared to period-end loans, which was attributable to the sales and transfers of loans to LHFS during the third quarter, in addition to moderated loan portfolio growth during the third quarter of 2012. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $1.8 billion, or 3%, during the nine months ended September 30, 2012. Growth was driven by commercial and industrial loans, as a diverse array of large corporate borrowers contributed to a $2.9 billion, or 6%, increase from December 31, 2011. This increase in commercial and industrial loans was partially offset by decreases in commercial real estate loans and commercial construction loans. Commercial real estate loans declined $603 million, or 12%, from December 31, 2011. The majority of the decline in this portfolio was due to continued runoff, resolution of problem loans, and the transfer of $97 million of commercial NPLs to LHFS during the nine months ended September 30, 2012. Approximately half of these transferred loans were sold in the current quarter, and we expect to sell the remainder in the fourth quarter of 2012. These decreases were partially offset by progress made in generating commercial real estate loan production during 2012, where we anticipate seeing some portfolio growth in coming quarters. Commercial construction loans decreased 35% from December 31, 2011, primarily as a result of our efforts to reduce risk levels by reducing existing construction exposure.
Given the stresses in the commercial real estate market, we continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans. At least annually and more frequently if credit quality deteriorates, we perform a thorough liquidity and contingency analysis of our commercial real estate portfolio to identify loans with an increased risk of default by providing a thorough view of borrowers' capacity and their ability to service their debt obligations. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Due to the lack of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered significant relative to total loans outstanding. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with our clients to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.
Residential loans declined slightly during the nine months ended September 30, 2012, as a result of offsetting portfolio changes. We experienced declines across all residential loan classes except nonguaranteed residential mortgages, which grew $682 million, or 3%, during the nine months ended September 30, 2012, despite transferring $447 million of nonperforming mortgages to LHFS during the current quarter, most of which were sold during the current quarter, and we expect to sell the residual portion in the fourth quarter of 2012. The overall increase in our nonguaranteed residential mortgage portfolio was a result of lower interest rates generating new loan growth and greater origination volume, net of payoffs, offsetting much of the declines in the remaining residential classes. Nonguaranteed residential mortgage loan growth came predominantly from borrowers with high FICO scores (i.e. 760 or above) and lower LTV ratios. Conversely, government-guaranteed residential mortgages decreased $1.8 billion, or 28%, during the nine months ended September 30, 2012, in part due to our decision to sell approximately $1.0 billion of guaranteed residential mortgages during the second and third quarters. The government guaranteed mortgages transferred to LHFS in the third quarter are expected to be sold during the fourth quarter of 2012. Our election to sell a portion of this guaranteed portfolio was part of our continued active management of the balance sheet, as recent quarters have yielded organic growth and the higher-risk loan balances have declined.
Consumer loans decreased $424 million, or 2%, during the nine months ended September 30, 2012, driven by the transfer of $1.7 billion in government guaranteed student loans to LHFS during the year, $1.4 billion of which were transferred during the third quarter. Approximately $700 million of these $1.4 billion of student loans were delinquent, and approximately $1.0 billion of the student loans that moved to LHFS during the third quarter were sold in October 2012, with the remainder expected to be sold by the end of the fourth quarter. We also expect to transfer approximately $600 million of additional student loans to LHFS in the fourth quarter of 2012 that did not meet the held for sale accounting criteria at September 30, 2012. We do not expect the gain or loss associated with the fourth quarter transfer to be material. Reduction in guaranteed student loans was partially offset by growth across all other consumer loan classes, with indirect and other direct loans increasing $616 million, or 6%, and $282 million, or 14%, respectively.

Loans Held for Sale
LHFS increased $2.9 billion during the nine months ended September 30, 2012. The increase was primarily attributable to the transfer of $1.4 billion of current and delinquent government guaranteed student loans and $500 million of delinquent government guaranteed residential mortgages to LHFS during the third quarter of 2012, as we elected to actively market these loans for sale. While all of these transferred loans were included in LHFS at September 30, over half were subsequently sold in October, and the remainder is expected to be sold by year end. Also contributing to the increase in LHFS was the increase in closed mortgage loan volume as a result of the continued low interest rate environment and expanded refinance programs announced by the U.S. government in 2012.

Asset Quality
Our overall asset quality continued to demonstrate favorable trends during 2012, as NPL sales contributed to the decline in nonperforming assets and elevated net charge-offs during the third quarter. NPLs declined 40% from December 31, 2011, and totaled $1.7 billion at September 30, 2012. Net charge-offs increased $161 million, or 46%, compared to the second quarter of 2012 and decreased $285 million, or 18%, for the nine months ended September 30, 2012, compared to the same period in 2011. The annualized net charge-off ratio fell to 1.64% and 1.39% for the three and nine months ended September 30, 2012, compared to 1.69% and 1.82% for the same periods in 2011. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.53% of total loans from 0.68% at December 31, 2011. Total early stage delinquencies also improved to 0.95% as of September 30, 2012 from 1.17% as of December 31, 2011. The gradual improvement in our asset quality trends have been driven by aggressively and intentionally reducing our higher-risk loan balances combined with actively managing the size and quality of our government guaranteed loan portfolio over the past several years. These actions, coupled with our loan sales announced during the third quarter of 2012 and our level of government guaranteed loans at

September 30, 2012, have resulted in a much improved risk profile and a loan portfolio that more closely aligns with our longer-term balance sheet targets.
Our nonperforming loans have declined significantly since their peak in 2009, down by $3.8 billion, or almost 70%, and this quarter we took actions that further accelerated this decline by selling approximately $500 million of NPLs. During the nine months ended September 30, 2012, NPLs decreased by $1.2 billion, or 40%, which was evident across all of our loan classes, most prominently in our nonguaranteed residential mortgages. Commercial construction and commercial real estate NPLs also demonstrated significant reductions, declining by a combined $384 million, or 66%, during the same period. At September 30, 2012, the percentage of NPLs to total loans was 1.42%, down 95 basis points from December 31, 2011.
Net charge-offs totaled $511 million and $1.3 billion during the three and nine months ended September 30, 2012, compared to $492 million and $1.6 billion during the same periods in 2011, respectively. Included in the current quarter was $172 million in charge-offs associated with the sale of NPLs, as well as $65 million in charge-offs from the second lien credit policy change, as further discussed in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q and the "Allowance for Credit Losses" section of this MD&A. Excluding the net charge-offs associated with these NPL sales and the credit policy change, net charge-offs were $274 million during the quarter, down $76 million from the second quarter of 2012. Core net charge-offs have trended favorably for some time, and we expect that overall trend to continue in the coming quarters; however, we could see some increase in the fourth quarter as a result of normal seasonality, and the fact that our recoveries were about $30 million higher this quarter than what we have experienced recently.
Early stage delinquencies reached their lowest level in several quarters at 0.95% at September 30, 2012, led by a 36 basis point decrease from year end in nonguaranteed residential loans. At September 30, 2012 all residential loan classes showed improvement compared to December 31, 2011, with residential construction demonstrating the largest improvement, improving 70 basis points. We would expect future early stage delinquency ratio improvements to be driven by residential loans, as they are still elevated by historical standards. The overall economy, particularly changes in unemployment, will influence any additional improvement.
In light of the continued favorable trends in credit quality, the ALLL slightly declined to $2.2 billion at September 30, 2012, down $218 million from December 31, 2011. The ALLL represented 1.84% of total loans at September 30, 2012, down 17 basis points from year end. Overall, we were pleased with our improved risk profile and positive trends in credit metrics. As we look forward, a recovering economy should continue to support our positive asset quality trends, with additional improvements propelled by the residential portfolio, as most of the commercial and consumer portfolios are currently approaching more normal credit metric levels.
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

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 6
	Commercial		Residential		Consumer
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Geography:
Central[1]	27%	28%	21%	21%	15%	14%
Florida[2]	19	20	26	27	18	18
MidAtlantic[3]	25	26	37	36	26	25
Other	29	26	16	16	41	43
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

ALLOWANCE FOR CREDIT LOSSES
At September 30, 2012, the allowance for credit losses was $2.3 billion, which consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience, is shown in the table below:

Summary of Credit Losses Experience						Table 7
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change [5]	2012	2011	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,350	$2,795	(16)%	$2,505	$3,032	(17)%
(Benefit)/provision for unfunded commitments	—	(1)	(100)	2	(8)	NM
Provision for loan losses:
Commercial loans	127	86	48	214	318	(33)
Residential loans	300	236	27	788	810	(3)
Consumer loans	23	26	(12)	63	66	(5)
Total provision for loan losses	450	348	29	1,065	1,194	(11)
Charge-offs:
Commercial loans	(126)	(214)	(41)	(346)	(619)	(44)
Residential loans	(425)	(282)	51	(1,001)	(970)	3
Consumer loans	(34)	(40)	(15)	(98)	(125)	(22)
Total charge-offs	(585)	(536)	9	(1,445)	(1,714)	(16)
Recoveries:
Commercial loans	55	29	90	111	99	12
Residential loans	10	3	NM	21	14	50
Consumer loans	9	12	(25)	30	33	(9)
Total recoveries	74	44	68	162	146	11
Net charge-offs	(511)	(492)	4	(1,283)	(1,568)	(18)
Balance - end of period	$2,289	$2,650	(14)%	$2,289	$2,650	(14)%
Components:
ALLL	$2,239	$2,600	(14)%
Unfunded commitments reserve [1]	50	50	—
Allowance for credit losses	$2,289	$2,650	(14)%
Average loans	$124,080	$115,638	7%	$123,332	$115,242	7%
Period-end loans outstanding	121,817	117,475	4
Ratios:
ALLL to period-end loans [2,3]	1.84%	2.22%	(17%)
ALLL to NPLs [4]	130	81	60
ALLL to net charge-offs (annualized)	1.10x	1.33x	(17)
Net charge-offs to average loans (annualized)	1.64%	1.69%	(3)%	1.39%	1.82%	(24)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $390 million and $452 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $10.6 billion and $9.8 billion, respectively, from period-end loans in the calculation results in ratios of 2.02% and 2.42%, respectively.
4 $14 million and $26 million, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Charge-offs
Net charge-offs increased by $19 million, or 4%, during the three months ended September 30, 2012, compared with the three months ended September 30, 2011. For the nine months ended September 30, 2012, net charge-offs declined by $285 million, or 18%, versus the nine months ended September 30, 2011. The ratio of annualized net charge-offs to average loans was 1.64% and 1.39% during the three and nine months ended September 30, 2012, a reduction of 5 and 43 basis points, respectively, from the three and nine months ended September 30, 2011. The changes in net charge-offs during the three and nine months ended September 30, 2012 compared to the same periods during the prior year were largely driven by $172 million in net charge-offs associated with nonperforming residential mortgage and commercial real estate loan sales that were part of strategic actions announced in September, as well as the accelerated recognition of $65 million in incremental charge-offs related to our second lien policy change. Prior to our second lien policy change, we charged-off second lien loans at 180 days past due, but during the third quarter we implemented a change in credit policy to recognize the charge-off at 120 days past due. Refer to Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional policy information. These increases to charge-offs were partially offset by improvements in credit quality driving lower core net charge-offs. Core net charge-offs have trended favorably for some time, including during the third quarter when excluding the loan sales and policy change noted above, and we expect that overall trend to continue in the coming quarters. However, we may experience some increase in core net charge-offs during the fourth quarter from third quarter levels due to normal seasonality in the fourth quarter and higher recoveries we experienced this quarter, along with the possibility of a regulatory change in loss recognition of certain consumer bankruptcy-related loans.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. For the three months ended September 30, 2012, the provision for loan losses was up $102 million, or 29%, compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, the provision for loan losses was down $129 million, or 11%, compared to the nine months ended September 30, 2011. The change in the provision for loan losses for both periods was largely attributable to higher incremental charge-offs associated with nonperforming loan sales and our credit policy change; however, those incremental charge-offs were fully offset by improvements in core credit quality trends and lower core net charge-offs during the nine months ended September 30, 2012 compared to the same period in 2011.
For the three months ended September 30, 2012, there was no provision for unfunded commitments, compared to a benefit of $1 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the provision for unfunded commitments was $2 million, compared to a benefit of $8 million for the nine months ended September 30, 2011.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment						Table 8
	As of September 30, 2012			As of December 31, 2011
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$943	42%	47%	$964	39%	46%
Residential loans	1,162	52	37	1,354	55	38
Consumer loans	134	6	16	139	6	16
Total	$2,239	100%	100%	$2,457	100%	100%

The ALLL decreased by $218 million, or 9%, during the nine months ended September 30, 2012, with commercial, residential, and consumer loans-related ALLL declining $21 million, $192 million, and $5 million, respectively. The decrease in ALLL was reflective of the continued improvement in core credit quality trends of our loan portfolio as evidenced by reductions in higher-risk balances, lower NPLs, and improved early stage delinquencies. Our risk profile continued to improve, as the amount of certain higher-risk loans continued to decline, while lower-risk government guaranteed loans comprised 9% of the portfolio as of September 30, 2012. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. As of September 30, 2012, the ALLL to period-end loans ratio was 1.84%, down 17 basis points from December 31, 2011, consistent with continued improvement in asset quality. When excluding government guaranteed loans, the ALLL to period-end loans declined to 2.02% at September 30, 2012, compared to 2.27% at December 31, 2011. The ratio of the ALLL to total NPLs was 130% as of September 30, 2012, compared to 85% as of December 31, 2011. The increase in this ratio was primarily attributable to the $1.2 billion decline in NPLs, partially offset by the reduction in ALLL.
The reserve for unfunded commitments was $50 million as of September 30, 2012, an increase of $2 million, up 4% compared to $48 million at December 31, 2011.

NONPERFORMING ASSETS

The following table presents our nonperforming assets:

			Table 9
(Dollars in millions)	September 30, 2012	December 31, 2011	% Change [3]
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial	$288	$348	(17)%
Commercial real estate	119	288	(59)
Commercial construction	75	290	(74)
Total commercial NPLs	482	926	(48)
Residential loans
Residential mortgages - nonguaranteed	786	1,392	(44)
Home equity products	310	338	(8)
Residential construction	129	220	(41)
Total residential NPLs	1,225	1,950	(37)
Consumer loans
Other direct	6	7	(14)
Indirect	18	20	(10)
Total consumer NPLs	24	27	(11)
Total nonaccrual/NPLs	1,731	2,903	(40)
OREO[1]	304	479	(37)
Other repossessed assets	10	10	—
Nonperforming LHFS	40	—	NM
Total nonperforming assets	$2,085	$3,392	(39)%
Accruing loans past due 90 days or more	$1,104	$2,028	(46)%
Accruing LHFS past due 90 days or more	1,127	3	NM
TDRs:
Accruing restructured loans	$2,640	$2,820	(6)%
Nonaccruing restructured loans[2]	482	802	(40)
Ratios:
NPLs to total loans	1.42%	2.37%	(40)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.71	2.76	(38)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $143 million and $132 million at September 30, 2012 and December 31, 2011, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Nonperforming assets decreased $1.3 billion, or 39%, during the nine months ended September 30, 2012. Overall, the decrease was attributed to a $1.2 billion, or 40%, decline in NPLs noted across all loan classes, and largely driven by a $606 million, or 44%, reduction in the nonguaranteed residential mortgage NPLs. Much of the reduction in NPLs was attributable to the transfer of $660 million of certain residential mortgage and commercial real estate NPLs to held for sale during 2012, and the completion of these sales during the second and third quarters of 2012, except for the remaining $40 million in residential mortgage and commercial real estate NPLs that were held for sale as of September 30, 2012 and included in NPAs. The decline in NPLs was slightly offset by an $81 million increase as a result of classifying as NPLs performing second lien loans that were subordinate to nonaccrual first lien loans. The decision to transfer these performing second liens to NPLs was driven by regulatory guidance issued during 2012. At quarter end, our ratio of nonperforming loans to total loans was 1.42%, down from 2.37% at year end. Our ALLL to NPL ratio improved 45 basis points from year end and was 130% at September 30, 2012.
Real estate related loans comprise a significant portion of our overall nonperforming assets as a result of the condition of the U.S. housing market. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may continue to impact the resolution of real estate related loans within the nonperforming assets portfolio.
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the nonperforming assets table above. Loans with potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 3, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. As of September 30, 2012 and December 31, 2011, there are no significant potential problem loans that are not otherwise disclosed.
During the third quarter of 2012, a national bank regulatory agency other than our primary federal regulator issued guidance related to certain loans discharged in Chapter 7 bankruptcy for which the borrower has not reaffirmed that may require them to be accounted for as TDRs and collateral dependent NPLs, regardless of their actual payment history and expected performance. At September 30, 2012, we had approximately $350 million of performing loans that may be impacted by this guidance. Of these performing loans, approximately 30% are classified as accruing TDRs, approximately 78% are current and have made more than 6 payments, and approximately 96% are less than 60 days past due. We are working closely with our regulators to evaluate the impact of this new guidance and expect to finalize this analysis during the fourth quarter of 2012. This evaluation may result in additional TDRs and possible increases to NPLs, provision for loan losses, and charge-offs during the fourth quarter.

Nonperforming Loans
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $725 million, down 37%, during the nine months ended September 30, 2012. The reduction in nonguaranteed residential mortgage NPLs accounted for $606 million of this decline, primarily due to the transfer of $563 million of residential mortgage NPLs to LHFS during 2012, the majority of which were sold prior to September 30, 2012. Reductions in residential construction and home equity NPLs also contributed to the decline, decreasing $91 million and $28 million, respectively, mainly attributable to net charge-offs and lower inflows into NPLs. We expect some variability in inflows of nonperforming residential loans during the remainder of 2012, primarily as a result of mortgage loan repurchases from investors. See additional discussion of mortgage loan repurchases in Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q and the "Noninterest Income" section of this MD&A.
Nonperforming commercial loans also contributed to the reduction in NPLs, declining $444 million during the nine months ended September 30, 2012. Specifically, the 48% reduction in nonperforming commercial loans was predominantly driven by a $215 million reduction in commercial construction NPLs and a $169 million reduction in commercial real estate NPLs, which included the transfer of $97 million of commercial real estate NPLs to LHFS, as the Company elected to actively market these loans for sale during the third quarter of 2012. Approximately half of the transferred loans were sold by September 30, 2012 with the remainder expected to be sold in the fourth quarter. As we move through current commercial real estate market conditions, we continue to expect some variability in inflows of commercial real estate NPLs.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not typically recognized until after the principal has been reduced to zero. We recognized $8 million and $7 million of interest income related to nonaccrual loans for the three months ended September 30, 2012 and 2011, respectively, and $22 million and $25 million for the nine months ended September 30, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $58 million during the three months ended September 30, 2012 and 2011, respectively, and $123 million and $194 million for the nine months ended September 30, 2012 and 2011, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $175 million, or 37%, during the nine months ended September 30, 2012. The decline consisted of net decreases of $92 million in residential construction related properties, $66 million in residential homes, and $17 million in commercial properties. During the nine months ended September 30, 2012 and 2011, sales of OREO resulted in proceeds of $362 million and $474 million, respectively, contributing to net gains on sales of OREO of $18 million and less than $1 million, respectively, inclusive of valuation reserves, primarily related to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 40% and 33%, respectively, of OREO as of September 30, 2012; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value, less costs to sell. Any further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At September 30, 2012 and December 31, 2011, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $2.2 billion and $2.0 billion, respectively. Accruing LHFI past due ninety days or more decreased by $924 million, or 46%, during the nine months ended September 30, 2012, while accruing LHFS past due ninety days or more increased by $1.1 billion during the same period. The changes were primarily driven by the transfer of certain government guaranteed residential mortgages and student loans from LHFI to LHFS during the third quarter as part of our strategic actions announced in September. The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency, which comprised 97% of past due accruing loans at both September 30, 2012 and December 31, 2011. During the same periods, $63 million and $57 million, respectively, of accruing loans past due ninety days or more were not guaranteed.
At the end of 2010, we completed an internal review of STM’s residential foreclosure processes. Since that review, we have continued to improve upon our processes as a result of our review. Additionally, following the Federal Reserve's horizontal review of the nation’s largest mortgage loan servicers, SunTrust and other servicers entered into Consent Orders with the FRB. We describe the Consent Order in Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and a copy of it was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Consent Order requires us to improve certain processes and to retain an independent consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Additionally, borrowers who had a residential foreclosure action pending during this two-year review period have been solicited through advertising and direct mailings to request a review by the independent consultant of their case if they believe they incurred a financial injury as a result of errors, misrepresentations or other deficiencies in the foreclosure process. The deadline for submitting requests for review has been extended to December 31, 2012, and direct mail, internet, and media efforts to reach borrowers will continue. These requirements prescribed by the Consent Order may result in additional delays in the foreclosure process at a time when the time required for foreclosure upon residential real estate collateral in certain states, primarily Florida, continues to be elevated. These delays in the foreclosure process have adversely affected us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and by exposing us to losses as a result of potential additional declines in the value of such collateral. These delays have also resulted, in some cases, in an inability to meet certain investor foreclosure timelines for loans we service for others, which has resulted, and is expected to continue to result, in the assessment of compensatory fees.

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
Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. Roll rate models used to forecast losses on the residential mortgage and consumer TDRs are calculated and analyzed separately using their own portfolio attributes and history, thereby reflecting an increased PD compared to loans that have not been restructured. The level of re-

defaults will likely be affected by future economic conditions. At September 30, 2012 and December 31, 2011, specific reserves included in the ALLL for residential TDRs were $328 million and $405 million, respectively. See Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $51 million and $65 million at September 30, 2012 and December 31, 2011, respectively.

Selected Residential TDR Data						Table 10
	As of September 30, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$441	$38	$479	$23	$48	$71
Term extension	17	7	24	1	10	11
Rate reduction and term extension	1,681	219	1,900	41	258	299
Other [2]	18	3	21	1	4	5
Total	$2,157	$267	$2,424	$66	$320	$386

	As of December 31, 2011
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$473	$40	$513	$16	$69	$85
Term extension	20	10	30	2	24	26
Rate reduction and term extension	1,682	290	1,972	35	439	474
Other [2]	20	3	23	2	15	17
Total	$2,195	$343	$2,538	$55	$547	$602
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At September 30, 2012, our total TDR portfolio was $3.1 billion and was composed of $2.8 billion, or 90%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $246 million, or 8%, of commercial loans (predominantly income-producing properties), and $66 million, or 2%, of direct consumer loans.
Total TDRs declined $500 million during the nine months ended September 30, 2012. Nonaccruing TDRs were a significant portion of this total reduction, down $320 million, or 40%, during the nine months ended September 30, 2012. Accruing TDRs also contributed to the overall decline in TDRs, decreasing by $180 million. Reductions were primarily driven by loan sale transactions and net charge-offs during the third quarter, as well as repayments and a general decrease in the loan balances modified during the year. See additional discussion in Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q.
Interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $28 million and $29 million for the three months ended September 30, 2012 and 2011, respectively, and $85 million and $84 million for the nine months ended September 30, 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $38 million and $40 million for the three months ended September 30, 2012 and 2011, respectively, and $115 million and $116 million for the nine months ended September 30, 2012 and 2011, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 11

(Dollars in millions)	September 30, 2012	December 31, 2011
Trading Assets
U.S. Treasury securities	$113	$144
Federal agency securities	427	478
U.S. states and political subdivisions	24	54
MBS - agency	667	412
MBS - private	1	1
CDO/CLO securities	49	45
ABS	37	37
Corporate and other debt securities	373	344
CP	60	229
Equity securities	100	91
Derivatives [1]	2,347	2,414
Trading loans [2]	2,183	2,030
Total trading assets	$6,381	$6,279

Trading Liabilities
U.S. Treasury securities	$473	$569
MBS - agency	1	—
Corporate and other debt securities	200	77
Equity securities	9	37
Derivatives [1]	775	1,123
Total trading liabilities	$1,458	$1,806
1Amounts are offset with cash collateral received from or deposited with derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS.

Trading Assets and Liabilities
Trading assets increased $102 million, or 2%, since December 31, 2011, driven by normal changes in trading portfolio product mix including agency mortgage-backed securities and trading loans. This increase was predominantly offset by a decrease in CP and derivatives. Gross derivative assets decreased $230 million, but were partially offset by a decrease of $163 million in cash collateral. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading assets.
Trading liabilities decreased $348 million, or 19%, since December 31, 2011, predominantly due to a decrease in derivatives and U.S. Treasury securities, offset by an increase in corporate and other debt securities as a result of normal business activity. Gross derivative liabilities decreased $178 million, due to a $189 million decline as a result of the early termination of the hedges related to the sale of the Coke common stock, and an increase of $170 million in cash collateral. See Note 10, "Derivative Financial Instruments," and Note 12, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q for additional information on trading liabilities.

Securities Available for Sale				Table 12
	September 30, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$213	$11	$—	$224
Federal agency securities	1,713	89	—	1,802
U.S. states and political subdivisions	343	18	6	355
MBS - agency	16,705	881	—	17,586
MBS - private	213	4	—	217
ABS	260	5	4	261
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	975	1	—	976
Total securities AFS	$20,464	$1,013	$10	$21,467
1At September 30, 2012, other equity securities included the following securities at cost: $432 million in FHLB of Atlanta stock, $401 million in Federal Reserve Bank stock, and $141 million in mutual fund investments.

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
Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. The size of the securities portfolio, at fair value, was $21.5 billion as of September 30, 2012, a decrease of $6.7 billion, or 24%, compared with December 31, 2011. Changes in the size and composition of the portfolio during the nine months reflect our efforts to maintain a high quality portfolio while managing our interest rate risk and liquidity risk profile. During the first nine months of 2012, we repositioned U.S. Treasury and Federal agency securities into agency MBS in an effort to capture better relative value. Subsequently, we reduced the size of the securities portfolio by selling low coupon agency MBS and not reinvesting principal cash flow due to the lack of attractive investment alternatives. Additionally, during the three months ended September 30, 2012, we disposed of the Coke common stock through a combination of market sales, sales to the Coke Counterparty to the Agreements, and a charitable contribution. The sales, charitable contribution, and the early termination of the Agreements resulted in net securities gains of $1.9 billion and the charitable contribution also increased noninterest expense by $38 million. During the nine months ended September 30, 2012, we recorded $2.0 billion in net realized gains from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared with net realized gains of $98 million during the same period in 2011, including $7 million and $2 million of OTTI during 2012 and 2011, respectively. For additional information on composition and valuation assumptions related to securities AFS, see Note 2, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
At September 30, 2012, the carrying value of securities AFS reflected $1.0 billion in net unrealized gains. At December 31, 2011, the carrying value of securities AFS reflected $2.9 billion in net unrealized gains, which included a $2.1 billion unrealized gain from our shares of Coke common stock and an $848 million net unrealized gain on the remainder of the portfolio. The net unrealized gains, excluding the impact from the Coke stock, increased due to the market value increase on the remainder of the portfolio experienced during the first nine months of 2012. The Coke common stock was subject to variable forward agreements which are discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements and in the "Investment in Common shares of the Coca-Cola Company" in this MD&A.
For the three months ended September 30, 2012, the average yield on a FTE basis for the securities AFS portfolio was 2.78%, compared with 3.33% from the three months ended September 30, 2011. For the nine months ended September 30, 2012, the average yield on a FTE basis for the securities AFS portfolio was 3.05%, compared with 3.30% for the nine months ended September 30, 2011. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, which was approximately $15 million per quarter, drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 1.8 years as of September 30, 2012, compared to 2.3 years as of December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 1.8 years suggests an expected price change of 1.8% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at September 30, 2012, and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns.
Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY
Background
Prior to September 2012, we had owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke's IPO and received common shares of Coke in lieu of underwriting fees. These shares had grown in value over the past 93 years and had been classified as securities AFS with unrealized gains, net of tax, recorded as a component of shareholders' equity. Because of the low accounting cost basis of these shares, we had accumulated significant unrealized gains in shareholders' equity. As of December 31, 2011, we owned 30 million Coke shares with an accounting cost basis of approximately $69,000 and a fair market value of $2.1 billion. On August 10, 2012, we received an additional 30 million Coke shares as a result of the Coke Stock Split. As of September 30, 2012, we had divested our ownership of Coke shares through sales in the market, sales to the counterparty to the Agreements discussed below, and a charitable contribution of 1 million shares.

Termination of Agreements Involving Coca-Cola Stock

In 2008, we entered into two Agreements with an unaffiliated third party. Pursuant to the terms of the Agreements, we were to deliver to the counterparty either a variable number of our shares in Coke or an equivalent amount of cash in lieu of such shares on the 2014 and 2015 settlement dates. The counterparty was to deliver to us cash of no less than a floor price of approximately $19 per Coke share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”), and no more than a ceiling price of approximately $33 per Coke share (prices are adjusted for the Coke Stock Split). Because we expected to sell our shares around the settlement date, either under the terms of the Agreements or in another market transaction, the Federal Reserve granted us Tier 1 common capital credit of approximately $730 million, which was reflective of the after-tax value of the Coke shares at the floor price. By retaining the shares from 2008 until now, we were able to continue receiving the Coke dividends and participate in the price appreciation of the Coke shares.

We recently reevaluated these holdings in light of the recently issued regulatory proposal regarding Basel III, which, as proposed, would increase the risk-weighted assets of equity holdings and introduce potential volatility to our regulatory capital ratios via fluctuations in AOCI, and the negative implications associated with equity securities in assumed adverse economic scenarios within future CCAR assessments. Following this review, we and the counterparty accelerated the termination of the Agreements.

Contemporaneously with entering into the Agreements in 2008, the Coke Counterparty invested in senior unsecured promissory notes issued by the Bank and SunTrust (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. Upon termination of the Agreements, we also repurchased the Notes from the counterparty, resulting in a $2 million loss recorded as an extinguishment of debt in our Consolidated Statements of Income for the three months ended September 30, 2012. As a result of the Coke stock sales, charitable contribution, termination of the Agreements, and repurchase of the Notes, we recorded a pre-tax gain of approximately $1.9 billion during the three months ended September 30, 2012.

BORROWINGS

Short-Term Borrowings								Table 13
	As of September 30, 2012		Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
			Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate		Balance	Rate
Funds purchased[1]	$680	0.09%	$701	0.11%	$821	$793	0.11%	$908
Securities sold under agreements to repurchase[1]	1,630	0.18	1,461	0.18	1,630	1,580	0.17	1,781
FHLB advances	4,500	0.31	4,886	0.30	5,000	5,832	0.23	9,000
Other short-term borrowings[2]	2,011	0.33	1,778	0.31	2,011	1,757	0.34	2,011

	As of September 30, 2011		Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
			Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)	Balance	Rate	Balance	Rate		Balance	Rate
Funds purchased [1]	$998	0.06%	$1,069	0.11%	$1,090	$1,061	0.14%	$1,169
Securities sold under agreements to repurchase [1]	2,016	0.14	2,170	0.15	2,182	2,245	0.15	2,411
FHLB advances	1,000	0.14	111	0.15	1,000	37	0.15	1,000
Other short-term borrowings [2]	2,218	0.30	2,952	0.41	3,190	2,883	0.40	3,190
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
Short-Term Borrowings
As of September 30, 2012, our period-end short-term borrowings increased by $2.6 billion, or 42%, from September 30, 2011, due predominantly to a $3.5 billion increase in short-term FHLB advances as a result of utilization of the FHLB advance program as an alternative for shorter term funding. The increase was partially offset by a $386 million decrease in securities sold under agreement to repurchase, a decrease of $318 million in funds purchased, and a $160 million decrease in U.S. Treasury demand notes. Average short-term borrowings increased by $2.5 billion, or 40%, compared to the third quarter of 2011. The increase was primarily attributable to increased average FHLB advances of $4.8 billion, partially offset by a decline in average securities sold under agreements to repurchase of $709 million, a decrease in average dealer collateral of $614 million, which was reclassified in the third quarter of 2011 to offset derivatives, a decrease in average funds purchased of $368 million, and a $149 million decline in average U.S. Treasury demand notes.
For the first nine months of 2012, average short-term borrowings increased by $3.7 billion, or 60%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to increased average FHLB advances of $5.8 billion, partially offset by a decrease in average dealer collateral of $732 million, which was reclassified in the third quarter of 2011 to offset derivatives, a decline in average securities sold under agreements to repurchase of $665 million, a decrease in average funds purchased of $268 million, and a decrease of $135 million in average U.S. Treasury demand notes. For the three and nine months ended September 30, 2012 and 2011, our period-end outstanding balances for funds purchased, securities sold under agreements to repurchase, FHLB advances, and other short-term borrowings were not materially different from maximum monthly outstanding balances or from the daily averages.
For the nine months ended September 30, 2012, our period-end FHLB advances were materially different than the maximum monthly outstanding balance as a result of higher holdings of FHLB borrowings at certain points during the nine months ended September 30, 2012, due to ordinary balance sheet management practices. There were no short-term FHLB advances outstanding during the three and nine months ended September 30, 2011. The increases in short-term borrowings were primarily the result of utilization of the FHLB advance program as an alternative to other shorter term funding and more expensive longer term funding.

Long-Term Debt
During the nine months ended September 30, 2012, our period-end outstanding balances of long-term debt decreased by $143 million, which was primarily due to an increase in long-term FHLB advances of $4.0 billion, as part of an interest rate risk management strategy, offset by the repurchase of $1.2 billion of fixed rate subordinated notes that were due in 2036 and 2068, the extinguishment of $1.2 billion of ten-year floating rate senior unsubordinated notes related to the Coke transaction, the maturity and redemption of $1.4 billion of floating rate senior unsubordinated notes and $589 million of five-year floating rate senior foreign denominated unsubordinated notes. Consequently, the change in our debt mix has resulted in lower rates paid.
Average long-term debt decreased by $1.9 billion, or 14%, compared to the third quarter of 2011. The decrease was primarily attributable to a decline in average unsubordinated other long-term debt of $3.1 billion, a decrease in average unsubordinated foreign-denominated long-term debt of $1.7 billion, and a decrease in average subordinated other long-term debt of $1.3 billion, partially offset by increased average long-term FHLB advances of $4.0 billion. For the first nine months of 2012, average long-term debt decreased by $1.5 billion, or 11%, compared to the nine months ended September 30, 2011. The decrease was primarily attributable to a $1.9 billion decline in average unsubordinated other long-term debt, a decrease of $1.3 billion in average unsubordinated foreign-denominated long-term debt, a decline of $726 million in average subordinated other long-term debt, partially offset by an increase in average long-term FHLB advances of $2.6 billion.
As of September 30, 2012, we have no outstanding government guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program. There have been no other material changes in our long-term debt as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (RWA) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
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
Furthermore, in June 2012, the Federal Reserve, FDIC and OCC issued several joint NPRs to address the implementation of the proposed Basel III regulatory capital framework for U.S. financial institutions, including proposed minimum capital requirements, definitions of qualifying capital instruments, and risk-weighted asset calculations. As proposed, we expect that our risk-weighted assets will increase primarily due to increased risk-weightings for residential mortgages, commercial real estate loans, and home equity loans, and this will result in a decline in our capital ratios. We continue to analyze the NPR; however, as currently proposed, we estimate our current Basel III Tier 1 common ratio would be approximately 8.0%, which would be in compliance with the proposed requirements. See "Reconcilement of Non U.S. GAAP Measures" in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio. The agencies are expected to consider the feedback and draft a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Tier 1 common ratio estimate calculated using the NPR assumptions does not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. Our estimate of the current period Tier 1 common ratio under the NPR was calculated using the assumptions prescribed in the NPR, which can be found on the Federal Reserve's website. We monitor our capital structure to ensure it complies with current regulatory and prescribed operating levels and are taking into account these proposed regulations in our capital and strategic planning.

Capital Ratios		Table 14
(Dollars in millions)	September 30, 2012	December 31, 2011
Tier 1 capital	$14,178	$14,490
Total capital	17,369	18,177
RWA	134,086	132,940
Tier 1 common equity:
Tier 1 capital	$14,178	$14,490
Less:
Qualifying trust preferred securities	627	1,854
Preferred stock	275	275
Allowable minority interest	115	107
Tier 1 common equity	$13,161	$12,254
Risk-based ratios:
Tier 1 common equity[1]	9.82%	9.22%
Tier 1 capital	10.57	10.90
Total capital	12.95	13.67
Tier 1 leverage ratio	8.49	8.75
Total shareholders’ equity to assets	11.78	11.35
1 At September 30, 2012, our Basel III Tier 1 common equity ratio as calculated under the recent NPRs was estimated to be 8.0%. See "Reconcilement of Non U.S. GAAP Measures" in the "Selected Quarterly Financial Data" section of this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio.

Tier 1 common equity, Tier 1 capital, and total capital ratios were 9.82%, 10.57%, and 12.95%, respectively, at September 30, 2012, compared with 9.22%, 10.90%, and 13.67%, respectively, at December 31, 2011. The increase in the Tier 1 common equity ratio was driven by year to date earnings. The decrease in our Tier 1 and total capital ratios was primarily a result of the impact of the redemption of $38 million of trust preferred securities in the second quarter and the redemption of an additional $1.2 billion in July. At September 30, 2012, our capital ratios remain strong, exceeding current regulatory requirements, and are still expected to comply with the proposed requirements under the NPR as discussed above.
During the nine months ended September 30, 2012, we declared and paid common dividends totaling $81 million, or $0.15 per common share, compared with $37 million, or $0.07 per common share during the same period in 2011. Additionally, we declared and paid dividends during the nine months ended September 30, 2012, and 2011 of $8 million and $5 million, respectively, on our preferred stock. Further, during the nine months ended September 30, 2011, we declared and paid dividends of $60 million to the U.S. Treasury on the Series C and D Preferred Stock.
We remain subject to certain considerations affecting our ability to increase our dividend. If we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank. At September 30, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company totaled approximately $1.4 billion; however, use of this amount for payment of dividends to the Parent Company is subject to regulatory approval by federal and state bank regulatory authorities.

CRITICAL ACCOUNTING POLICIES
These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. During the three months ended September 30, 2012, we elected to revise our credit policy related to the nonaccrual status and timing of charge-off recognition of second lien loans. We began classifying second lien loans as nonaccrual when the first lien loan is classified as nonaccrual, even if the second lien loan is performing, and as a result, we reclassified $81 million of performing second lien loans to nonaccrual. Additionally, we previously charged-off second lien loans at 180 days past due, but implemented a change in policy in the third quarter of 2012 to recognize the charge-off at 120 days past due as the analysis indicated that when a second lien loan becomes 120 days past due, the vast majority of these loans ultimately experience a charge-off. The change in credit policy resulted in $65 million of incremental charge-offs during the three and nine months ended September 30, 2012.

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

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of NII and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 56% of total loans and after giving consideration to hedging related actions, are approximately 42% of total loans.
We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2012.
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
MVE and NII sensitivity are complementary interest rate risk metrics and should be viewed together. NII sensitivity captures asset and liability repricing mismatches for the first year inclusive of forecast balance sheet changes and is considered a shorter term measure, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments' respective maturities and is considered a longer term measure.
A positive NII sensitivity in a rising rate environment indicates that over the forecast horizon of one-year, asset based income will increase more quickly than liability based expense due to balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that value of the financial assets will decrease more than the value of financial liabilities. A negative 100 basis point scenario is less meaningful in the current interest rate environment as interest rates are not expected to be negative in the model, thus, different term points in the calculation cannot decrease by the full 100 basis points, which impact exposures in a non-intuitive manner.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model NII from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of NII over a two year time horizon, which differs from the interest rate sensitivities in Tables 15 and 16 which are prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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

Interest Rate Sensitivity from an Economic Perspective		Table 15
	Estimated % Change in NII Over 12 Months
(Basis points)	September 30, 2012	December 31, 2011
Rate Change
+100	2.2%	1.5%
-100[1]	(1.5)%	(1.8)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.

The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to certain interest rate swaps that are used as economic hedges for fixed rate debt. The above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments. The swaps are accounted for as trading derivatives. Therefore, the benefit to income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading income from a financial reporting perspective.

Interest Rate Sensitivity from a Financial Reporting Perspective		Table 16
	Estimated % Change in NII Over 12 Months
(Basis points)	September 30, 2012	December 31, 2011
Rate Change
+100	2.4%	1.8%
-100[1]	(1.6)%	(2.0)%
1 Given the inherent limitations of certain of these measurement tools and techniques, results become less meaningful as interest rates approach zero.
The difference from December 31, 2011 to September 30, 2012, seen above in both the economic and financial reporting perspectives related to the +100 basis point shock scenario is primarily due to an increase in asset sensitivity from projected balance sheet growth of floating rate assets and fixed rate deposits.

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

The +100 basis point MVE sensitivity scenario depicts a slight gain of value as rates increase which indicates asset durations are slightly shorter than liability durations. The increase in NII for the same scenario indicates a greater amount of assets than liabilities repricing to higher yields over the next year. Comparing both profiles indicates a balance sheet with a slightly shorter weighted average duration of assets combined with a higher percentage of floating rate assets compared to liabilities.
As of September 30, 2012, the MVE profile indicates changes with respect to an instantaneous 100 basis point change in rates. MVE sensitivity is reported in both upward and downward rate shocks. However, results at September 30, 2012, in the downward rate shock were significantly less meaningful than the upward rate shock. In a -100 shock scenario, current interest rate levels that are already at or near 0% are adversely impacting discounted cash flow analysis causing the short end of the discount curve to be zero bound and therefore, the shock behaves more like a curve flattener than a parallel shock. These impact sensitivity measures in a non-intuitive manner.

Market Value of Equity Sensitivity		Table 17
	Estimated % Change in MVE
(Basis points)	September 30, 2012	December 31, 2011
Rate Change
+100	0.4%	(2.4)%
-100[1]	(2.5)%	(0.9)%
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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential trading losses using a one day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days, or two to three times per year. We had no backtest exceptions to our overall firmwide VAR during the three and nine months ended September 30, 2012 and 2011. The following table presents high, low, and average VAR for the three and nine months ended September 30, 2012 and 2011.

Value at Risk Profile				Table 18
	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Average VAR	$5	$5	$5	$5
High VAR	$5	$6	$5	$7
Low VAR	$4	$4	$4	$4

Average VAR during the three and nine months ended September 30, 2012, was unchanged compared to the three and nine months ended September 30, 2011. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to actively manage trading risk.

Trading assets, net of trading liabilities, averaged $4.6 billion and 4.1 billion for the three months ended September 30, 2012 and 2011, respectively, and $4.6 billion and $3.7 billion for the nine months ended September 30, 2012 and 2011, respectively. Trading assets, net of trading liabilities, were $4.9 billion and $4.6 billion at September 30, 2012 and 2011, respectively. The increase in net trading assets was primarily attributable to an increase in the TRS portfolio.

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
The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of September 30, 2012, the Bank’s AFS investment portfolio contained $11.4 billion of free and liquid securities at book value, of which approximately 93% consisted of agency MBS, agency debt, and U.S. Treasury securities.
We manage the Parent Company to maintain most of its liquid assets in cash and securities that could be quickly converted to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital service) for an extended period of months in accordance with our risk limits.
We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The following table presents period-end and average balances from these four sources as of and for the nine months ended September 30, 2012 and 2011. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 19
	September 30, 2012		September 30, 2011
(Dollars in billions)	As of	Average for the Nine Months Ended ¹	As of	Average for the Nine Months Ended ¹
Excess reserves	$1.8	$1.8	$1.7	$3.0
Free and liquid investment portfolio securities	11.4	13.5	15.7	17.7
FHLB borrowing capacity	12.1	11.3	15.2	13.0
Discount window borrowing capacity	17.7	17.0	15.0	13.7
Total	$43.0	$43.6	$47.6	$47.4
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of September 30, 2012, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some of this excess liquidity to retire certain high-cost debt securities or other borrowings. During the quarter, we used cash on hand to retire $1.2 billion of high-cost, fixed-rate trust preferred securities including SunTrust Capital VIII (6.10%) and SunTrust Capital IX (7.875%); we called these securities in June pursuant to a change in regulatory capital treatment for trust preferred securities as part of new capital rules announced by the Federal Reserve in June. The Parent Company retains a material cash position, in accordance with our policies and risk limits discussed in greater detail below.
Contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of September 30, 2012, Moody’s, S&P, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
As of September 30, 2012
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Stable	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, originate primarily from our retail branch network and are our largest, most cost-effective source of funding. Core deposits decreased to $124.9 billion as of September 30, 2012, from $125.6 billion as of December 31, 2011.
We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $17.3 billion as of September 30, 2012, from $17.5 billion as of December 31, 2011. FHLB advances accounted for part of that decline as we retired $1 billion of advances during the three months ended September 30, 2012. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, remained unchanged at $5.1 billion as of September 30, 2012, compared to December 31, 2011.
As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5 billion of such securities, of which approximately $2.1 billion of issuance capacity remains available. On November 1, 2011, we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017 and throughout 2012 we have issued several small structured notes for the Parent Company in the amount of $73 million. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of September 30, 2012, the Bank had $36.6 billion of remaining capacity to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board, or formal program capacity, and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.
Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. As of September 30, 2012, this measure was well in excess of the current limit. Our Board Risk Committee regularly reviews this measure and other risk metrics. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the three months ended September 30, 2012, no Parent Company debt matured, and approximately $437 million of Parent Company debt is scheduled to mature during the fourth quarter of 2012. As mentioned above, we redeemed approximately $1.2 billion of trust preferred securities at the Parent Company that will not receive Tier 1 Capital credit under new regulatory capital rules; the Parent Company used cash on hand to redeem these securities. A majority of the Parent Company’s remaining liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.
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
Recent Developments. During the third quarter we executed and announced several balance sheet restructuring transactions that included the early termination of agreements related to our shares of Coke common stock and the planned sale of certain consumer and commercial loan portfolios. After selling the Coke shares, repurchasing the notes issued as part of the 2008 transaction, and paying taxes on the gains generated by the share sale, the net liquidity impact for the Bank and the Parent Company associated with the early termination of the Coke share agreements was immaterial. The Bank, however, anticipates receiving material proceeds from the sale of the aforementioned loan portfolios during the fourth quarter.
Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective, the potential impact of which cannot be presently quantified. However, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and prudent liquidity management practices.
On December 20, 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to sections 165 and 166 of the Dodd-Frank Act. These proposed regulations include a number of requirements related to liquidity that would be instituted in phases. The first phase encompasses largely qualitative liquidity risk management practices, including internal liquidity stress testing. The second phase would include certain quantitative liquidity requirements related to the proposed Basel III liquidity standards. We believe that we will be well positioned to demonstrate compliance with these new requirements and standards if and when they are adopted.

Other Liquidity Considerations. As presented in Table 21, we had an aggregate potential obligation of $63.8 billion to our clients in unused lines of credit at September 30, 2012. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $4.1 billion in letters of credit as of September 30, 2012, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $2.2 billion of these letters supported variable rate demand obligations as of September 30, 2012.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	September 30, 2012	December 31, 2011
Unused lines of credit:
Commercial	$37,086	$35,685
Mortgage commitments [1]	9,593	7,833
Home equity lines	11,964	12,730
Commercial real estate	1,232	1,465
CP conduit	—	765
Credit card	3,888	3,526
Total unused lines of credit	$63,763	$62,004
Letters of credit:
Financial standby	$4,051	$5,081
Performance standby	49	70
Commercial	43	55
Total letters of credit	$4,143	$5,206
1Includes IRLC contracts with notional balances of $7.0 billion and $4.9 billion as of September 30, 2012 and December 31, 2011, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
MSRs, which are carried at fair value, totaled $831 million and $921 million as of September 30, 2012 and December 31, 2011, respectively, are managed within established risk limits and are monitored as part of various governance processes. We recorded decreases of $116 million and $330 million in the fair value of our MSRs for the three and nine months ended September 30, 2012, respectively, and decreases of $437 million and $582 million in the fair value of our MSRs for the three and nine months ended September 30, 2011. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We originated MSRs with fair values at the time of origination of $83 million and $244 million for the three and nine months ended September 30, 2012, respectively, and $47 million and $183 million for the three and nine months ended September 30, 2011.
For the three and nine months ended September 30, 2012, we recorded losses related to MSRs of $19 million and $36 million (including decay of $61 million and $173 million), respectively, inclusive of the mark-to-market adjustments on the related hedges.

For the three and nine months ended September 30, 2011, we recorded losses related to MSRs of $40 million and $94 million (including decay of $46 million and $139 million), respectively, inclusive of the mark-to-market adjustments on the related hedges.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At September 30, 2012, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011, the first nine months of 2012, and continuing to exist as of September 30, 2012. At September 30, 2012, we had no direct exposure to sovereign debt of these countries. However, at September 30, 2012, we had direct exposure to corporations and individuals in these countries of $60 million that comprised of unfunded commitments to lend, funded loans, and a nominal amount of letters of credit. Indirect exposure to these countries was $37 million at September 30, 2012 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries continues to be less than 1% of our total assets as of September 30, 2012, consistent with our exposure at December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. As of September 30, 2012, time deposits declined by 14% during the year due to the maturity of a large population of higher-cost CDs. Except for this change noted in time deposits and the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$50	$62	$218	$157
Wholesale Banking	145	68	486	249
Mortgage Banking	(388)	(138)	(639)	(451)
Corporate Other	1,265	149	1,450	394

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$41,574	$38,887	$76,185	$76,618
Wholesale Banking	51,990	47,996	45,291	43,193
Mortgage Banking	30,467	28,765	3,938	3,081
Corporate Other	49	(10)	(61)	82

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2012	2011
Consumer Banking and Private Wealth Management	$41,493	$38,793	$76,774	$76,466
Wholesale Banking	51,115	47,490	45,356	42,348
Mortgage Banking	30,690	28,966	3,571	2,920
Corporate Other	34	(7)	(9)	129
See Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Nine Months Ended September 30, 2012 vs. 2011

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $218 million for the nine months ended September 30, 2012, an increase of $61 million, or 39%, compared to the same period in 2011. The increase in net income was due to lower provision for credit losses, lower expenses, and higher net interest income, partially offset by lower noninterest income.

Net interest income was $1.9 billion, an increase of $36 million, or 2%, compared to the same period in 2011. The increase was driven by higher average loan and deposit balances, partially offset by the impact of lower loan and deposit spreads. Net interest income related to loans increased $32 million, or 4%, compared to the prior year driven by a $2.7 billion, or 7%, increase in average loan balances, partially offset by a decrease in loan spreads of 7 basis points. The increase in average loans was driven by higher production in indirect auto, consumer direct, and the fourth quarter of 2011 acquisitions of student loan portfolios, partially offset by decreases in home equity lines and residential mortgages. Other funding costs related to other assets and other liabilities improved by $17 million driven primarily by a decline in funding rates. Pursuant to the asset dispositions announced in September 2012, $1.4 billion in guaranteed student loan balances were transferred to loans held for sale in the third quarter, resulting in the recognition of a $15 million loss on the transfer. The sales are expected to be completed in the fourth quarter. Approximately $1.0 billion in sales was completed in October 2012 with the remaining $400 million expected to be sold during the fourth quarter. Further, we expect to transfer approximately $600 million of additional guaranteed student loans to held for sale in the fourth quarter, with an immaterial gain or loss associated with the transfer.

Net interest income related to client deposits decreased $13 million, or 1%, compared to the same period in 2011 as deposit spreads decreased 3 basis points, partially offset by a $308 million increase in average client deposit balances. Favorable deposit mix trends continued as low cost average deposits increased $2.8 billion, or 5%, offsetting a $2.5 billion, or 15%, decline in higher cost average time deposits.

Provision for credit losses was $435 million, a decrease of $125 million, or 22%, compared to the same period in 2011. The decrease was driven by declines in net charge-offs of: $65 million in home equity lines, $14 million in residential mortgage loans, $14 million in credit card, $14 million in consumer indirect, and $12 million in commercial. Additionally, the third quarter of 2012 included $43 million of incremental charge-offs related to a change in credit policy accelerating the charge-off of second lien loans from 180 days to 120 days past due.

Total noninterest income was $971 million, a decrease of $138 million, or 12%, compared to the same period in 2011. Card fees decreased $124 million compared to the same period in 2011 driven by regulations on debit interchange fee income that became effective in the fourth quarter of 2011. Additionally, $15 million in a market valuation write-down related to the transfer of student loans to held for sale and a modest decline in trust and investment management income were partially offset by higher retail investment income.

Total noninterest expense was $2.1 billion, a decline of $73 million, or 3%, compared to the same period in 2011. The decrease was driven by reduced staff expense as a result of a 7% decrease in FTE caused by efficiency initiatives related to branch staffing models. Additionally, the decrease in noninterest expense was driven by decreases in other real estate expense and the reclassification of card rewards program costs to card fees within noninterest income in the third quarter of 2012.

Wholesale Banking

Wholesale Banking reported net income of $486 million for the nine months ended September 30, 2012, an increase of $237 million, or 95%, compared to the same period in 2011. The increase in net income was attributable to decreases in provision for credit losses combined with an increase in net interest income and noninterest income, partially offset by a slight increase in noninterest expense.

Net interest income was $1.4 billion, a $111 million, or 9%, increase from the prior year, driven by higher loan and deposit balances. Net interest income related to loans increased $61 million, or 8%, as average loan balances increased $3.6 billion, or 8%, with increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate loans. Net interest income related to deposits increased $32 million, or 6%, resulting from a $3.0 billion, or 7%, increase in client deposit balances. Favorable trends in deposit mix continued as lower cost demand deposits increased $4.6 billion, or 24%, while average combined interest-bearing transaction accounts and money market accounts decreased $1.3 billion, or 6%, reflecting a continued shift in customer preference towards demand deposit products.

Provision for credit losses was $246 million, a decrease of $242 million, or 50%, from the prior year. The decrease was driven by lower core net charge-offs in commercial real estate and commercial loans, partially offset by an increase in charge-offs related to commercial real estate NPLs that were transferred to held for sale during the third quarter.

Total noninterest income was $1.2 billion, an increase of $54 million, or 5%, from the prior year, predominantly driven by increased trading revenue largely driven by fixed income revenue, leasing gains and non margin loan fees. These increases were partially offset by declines in card services revenue due to lower rates driven by regulations that became effective beginning in the fourth quarter of 2011, letter of credit fees, and service charges on deposit accounts.

Total noninterest expense was $1.6 billion, flat compared to the prior year. Noninterest expense included impairment charges of $96 million related to planned affordable housing partnership interests dispositions, announced in September 2012. Sales of the partnership investments are expected to be completed in 2013. Partially offsetting the impairment charges were the favorable settlement of litigation claims and continued declines in other real estate related expense, staff expense and allocated corporate costs.

Mortgage Banking

Mortgage Banking reported a net loss of $639 million for the nine months ended September 30, 2012, a $188 million, or 42% increase, over the net loss of $451 million for the same period in 2011. The higher loss was primarily driven by strategic actions taken in the third quarter and higher expenses. The actions taken included additional loan repurchase provision expected to be sufficient to cover pre-2009 GSE demands, higher provision for loan losses associated with charge-offs on the sale of $447 million of nonperforming loans, as well as market valuation losses related to the transfer of $500 million of GNMA loans to held for sale. These income reductions were partially offset by higher net interest income, strong mortgage production, and higher gain on sale margins.

Net interest income was $388 million, an increase of $40 million, or 11%. The increase was predominantly due to higher net interest income on loans and LHFS and reduced funding costs on lower MSR balances, partially offset by lower deposit income. Residential mortgage loans increased $2.0 billion, or 8%, resulting in an increase in net interest income of $20 million. Net interest income on LHFS increased $10 million due to an $830 million increase in average balances partially offset by lower loan spreads. Net interest income increased $15 million, or 54%, due to lower funding costs of average MSRs. Total average deposits increased $651 million, or 22%, with net interest income decreasing $7 million due predominantly to lower deposit spreads.

Provision for credit losses was $602 million, an increase of $82 million, or 16%, compared to the same period in 2011 due to an $89 million increase in residential mortgage net charge-offs. Core charge-offs declined, however, the increase in total provision was primarily due to $171 million in charge-offs related to the sale of nonperforming residential mortgage loans in both second and third quarters of 2012. This compares with $10 million related to nonperforming loan sales in 2011. Additionally, the third quarter of 2012 included $22 million of incremental charge-offs related to a change in credit policy accelerating the charge-off of second lien loans from 180 days to 120 days past due.

Total noninterest income was $261 million, a decline of $10 million, or 4%, compared to the same period in 2011. The decline was predominantly driven by a $415 million increase in mortgage repurchase provision as a result of a $371 million provision in the third quarter of 2012 that is expected to cover estimated incurred losses on pre-2009 GSE demands. Additionally, in the third quarter of 2012, a $77 million write-down was recorded associated primarily with the transfer of approximately $500 million of delinquent Ginnie Mae loans to LHFS. The repurchase provision and write-downs were partially offset by gains on loan sales and fee income due to higher production volume. Loan originations were $24 billion for the nine months ended September 30, 2012, compared to $16.2 billion for the prior year, an increase of $7.8 billion, or 48%. Mortgage servicing income was $211 million, an increase of $9 million, or 5%, compared to the same period in 2011. Total loans serviced were $150 billion at September 30, 2012 compared with $161 billion at September 30, 2011, down 7%.

Total noninterest expense was $1.1 billion, an increase of $216 million, or 26%, compared to the same period in 2011. The higher expenses were attributable to a $99 million increase in operating losses due to compliance-related costs, largely associated with mortgage servicing and litigation expenses. Additionally, consulting expenses increased $41 million, predominantly due to costs associated with the Federal Reserve Consent Order and other business initiatives. Total allocated costs increased $51 million and staff expenses increased $39 million driven by costs associated with higher production volumes.

Corporate Other

Corporate Other's net income for the nine months ended September 30, 2012 was $1.4 billion, an increase of $1.1 billion, compared to the same period in 2011. The increase was predominantly due to securities gains derived from the sale of stock in The Coca-Cola Company, partially offset by lower interest income as a result of maturing interest rate swaps utilized to manage interest rate risk, lower gains from the sale of other AFS securities, and a higher charitable contributions expense.

Net interest income was $303 million, a decrease of $69 million, or 19%, compared to the same period in 2011. The decrease was primarily due to lower income from the aforementioned interest swaps and the foregone dividend income resulting from the sale of the stock in The Coca-Cola Company, and was partially offset by lower cost of funds driven by a decrease in other assets. Total average assets decreased $2.0 billion, or 6%, predominantly due to reduction in the investment portfolio. Average long-term debt decreased by $1.5 billion, or 12%, compared to 2011, primarily due to the repayment of senior and subordinated debt. Average short-term borrowings increased $6.7 billion as our non-deposit funding profile began to reflect a more normalized asset growth and balance sheet environment.

Total noninterest income was $2.0 billion, an increase of $1.7 billion, compared to the same period in 2011. The increase was predominantly due to a $1.9 billion net gain on sale of stock in The Coca-Cola Company. These gains were partially offset by a $140 million decrease in mark-to-market valuation on our public debt and index linked CDs carried at fair value and a $63 million decrease in net gains on the sale of AFS securities.

Total noninterest expenses increased $85 million compared to the same period in 2011. The increase was mainly due to a $38 million charitable contribution of the stock in The Coca-Cola Company to the SunTrust Foundation, increased staff expenses primarily associated with improved business performance, higher severance expense, lease abandonment charges related to office space utilization plan changes and increased debt extinguishment charges in 2012 related to redemption of higher cost trust preferred securities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A of this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a) None.
(b) None.
(c) SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or warrants to purchase common stock during the quarter ended September 30, 2012. At September 30, 2012, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants (although any such repurchase would be subject to the prior approval of the Federal Reserve), and there was no unused Board authority to repurchase any shares of common stock, Series A Preferred Stock Depositary Shares, or the Series B Preferred Stock Depositary Shares.

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

10.1
Amendment No. 1 to Master Agency Agreement, dated October 3, 2012, to that certain Master Agency Agreement dated as of September 13, 2010, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012.
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

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: November 7, 2012.