Form 10-K
period 2012-12-31
SUNTRUST BANKS INC
filed 2013-02-27
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2012 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(404) 588-7711
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series E	New York Stock Exchange
5.853% Fixed-to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I	New York Stock Exchange
Warrants to Purchase Common Stock at $44.15 per share, expiring November 14, 2018	New York Stock Exchange
Warrants to Purchase Common Stock at $33.70, expiring December 31, 2018	New York Stock Exchange
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates at June 29, 2012 was approximately $13.0 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At February 11, 2013, 538,941,296 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2013 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 23, 2013 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
Agreements — Equity forward agreements.
AIP — Annual Incentive Plan.
ALCO — Asset/Liability Management Committee.
ALM — Asset/Liability Management.
ALLL — Allowance for loan and lease losses.
AOCI — Accumulated other comprehensive income.
ARM — Adjustable rate mortgage.
ARS — Auction rate securities.
ASU — Accounting standards update.
ATE — Additional termination event.
ATM — Automated teller machine.
Bank — SunTrust Bank.
BBA — British Bankers' Association.
BCBS — Basel Committee on Banking Supervision.
BHC Act — The Bank Holding Company Act of 1956.
Board — The Company’s Board of Directors.
BRC — Board Risk Committee.
CC — Capital Committee.
CCAR — Comprehensive Capital Analysis and Review.
CDO — Collateralized debt obligation.
CD — Certificate of deposit.
CDS — Credit default swaps.
CEO — Chief Executive Officer.
CFO — Chief Financial Officer.
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

i

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
HOEPA — Home Owner's Equity Protection Act.
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
NII — Net interest income.
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
OTTI — Other-than-temporary impairment.
Parent Company — SunTrust Banks, Inc., the parent Company of SunTrust Bank and other subsidiaries of
SunTrust Banks, Inc.
Patriot Act — The USA Patriot Act of 2001.
PD — Probability of default.
PMC — Portfolio Management Committee.
PPG — Playbook for profitable growth.
QSPE — Qualifying special-purpose entity.
REIT — Real estate investment trust.
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
TRS — Total return swaps.
U.S. — United States.
U.S. GAAP — Generally Accepted Accounting Principles in the United States.
U.S. Treasury — The United States Department of the Treasury.
UTB — Unrecognized tax benefits.
VA —Veterans Administration.
VAR —Value at risk.
VEBA— Voluntary Employees' Beneficiary Association.
VI — Variable interest.
VIE — Variable interest entity.
Visa —The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Visa Counterparty — a financial institution which purchased the Company's Visa Class B shares.
VOE — Voting interest entity.
W&IM — Wealth and Investment Management.

PART I

Item 1.	BUSINESS
General
The Company, one of the nation's largest commercial banking organizations, is a diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate clients. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in the SunTrust Plaza, Atlanta, Georgia 30308.
Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Primary Market Areas
Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. SunTrust provides clients with a selection of branch-based and technology-based banking channels, including the internet, ATMs, and twenty-four hour telebanking. SunTrust's client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated the following business segments during 2012, with the remainder in Corporate Other: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking.
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
During 2012, 2011, and 2010, the Company acquired the assets of an online lender, the Company's W&IM business acquired the assets and liabilities of an asset manager, and sold $14.1 billion of managed money market funds to Federated Investors, Inc., respectively. Additional information on these acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.
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
The Dodd-Frank Act, which was enacted in 2010, imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) requiring financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and submit that resolution plan to both the Board of Governors of the Federal Reserve and the FDIC; (v) limiting debit card interchange fees; (vi) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vii) strengthening the SEC's powers to regulate securities markets; (viii) regulating OTC derivative markets; (ix) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (x) changing the base upon which the deposit insurance assessment is assessed from deposits to, substantially, the average consolidated assets minus equity, which likely increases the amount of deposit insurance assessment collected from SunTrust Bank; and (xi) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
One of the more important changes instituted by the Dodd-Frank Act is twice-annual stress tests of the Company and its bank. The performance of the Company under the stress tests and the comprehensive capital analysis and review (“CCAR”) dictate capital actions the Company will be permitted by its regulators to take, such as dividends and share repurchases. Due to the importance and intensity of the stress tests and the CCAR process, the Company has dedicated resources to comply with stress testing requirements. These changes have profoundly impacted our policies and procedures and will likely continue to do so as regulators adopt regulations going forward in accordance with the time table for enacting regulations set forth in the Dodd-Frank Act.
Additionally, there have been a number of legislative and regulatory proposals that would have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. Most recently, federal regulators have proposed new capital requirements for financial institutions that include several changes to the way capital is calculated and how assets are risk-weighted, informed in part by the Basel Committee on Banking Supervision's Basel III revised international capital framework (“Basel III”). As proposed, the rule would have a profound effect on the Company's level of capital, as well as the volatility of that capital, and would strongly influence the types of business the Company may pursue and how the Company pursues business opportunities. Because the rule remains subject to change, and is subject to various interpretations in a number of important aspects, we cannot predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us. We do, however, provide an estimate of what our capital ratios would be in accordance with the capital portion, as well as the risk-weighting of assets, based upon the proposed rule published by federal regulatory agencies to adopt the Basel III international capital framework. As a result of the many unknowns and underlying assumptions in the proposed rule, any estimate given is highly speculative and should be understood to not be authoritative guidance. See our estimate of the proposed Basel III Tier 1 common equity ratio in the "Capital Resources" section of Item 7, "MD&A", in this Form 10-K.
There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default but are generally not intended for the protection of shareholders or other investors. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. The federal banking agencies have broad powers under current federal law to require us to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies. Under the Dodd-Frank Act, the FDIC has the authority to liquidate certain financial holding companies that are determined to pose significant risks to the financial stability of the U.S. (“covered financial companies”). Under this scenario, the FDIC would exercise broad powers to take prompt corrective action to resolve problems with the covered financial company. The Dodd-Frank Act gives the Financial Stability Oversight Counsel (“FSOC”) substantial resolution authority which may affect or alter the rights of creditors and investors in a resolution or distressed scenario. The FDIC may make risk-based assessments of all bank holding companies with total consolidated assets greater than $50 billion to recover losses incurred by the FDIC in exercising its authority to liquidate covered financial companies.
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. Additionally, these regulatory agencies may require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders' equity, trust preferred securities, certain non-controlling interests and qualifying preferred stock, less goodwill (net of any qualifying DTL) and other adjustments. Beginning in 2013, trust preferred securities will no longer be included in Tier 1 after a three-year phase-out. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. Additionally, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. The Federal Reserve also requires the Company to calculate, report and maintain certain levels of Tier 1 common equity. Tier 1 common equity is calculated by taking Tier 1 capital and subtracting certain elements, including perpetual preferred stock and related surplus, non-controlling interests in subsidiaries, trust preferred securities and mandatorily convertible preferred securities. Under the recently proposed regulations substantially implementing Basel III, the capital requirements for bank holding companies and banks would increase substantially.
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
Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Regulators make this evaluation as a part of their regular examination of the institution's safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. The Federal Reserve recently announced that its approval of certain capital actions, such as dividend increases and stock repurchase, will be tied to the level of Tier 1 common equity, and that bank holding companies must consult with the Federal Reserve's staff before taking any actions, such as stock repurchases, capital redemptions, or dividend increases, which might result in a diminished capital base.
Capital Framework and Basel III
On August 30, 2012, the Board of Governors of the Federal Reserve System jointly with other federal regulators published three proposed rulemakings substantially implementing the Basel III accord for the U.S. banking system (the “Proposed Rulemakings”). Two of the Proposed Rulemakings were relevant to the Company. These Proposed Rulemakings set forth changes to regulatory capital levels, how regulatory capital is calculated, and how bank assets are risk-weighted. The Proposed Rulemakings, among other things:

•
Introduce as a new capital measure Tier 1 common equity, specify that Tier 1 capital consists of Tier 1 common equity and “Additional Tier 1 capital” instruments meeting specified requirements, define Tier 1 common equity narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to Tier 1 common equity, and expand the scope of the deductions or adjustments as compared to existing regulations;

•	When fully phased-in as currently proposed, require banks to maintain:

◦
as a newly adopted international standard, a minimum ratio of Tier 1 common equity to RWA of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Tier 1 common equity ratio as that buffer is phased-in, effectively resulting in a minimum ratio of Tier 1 common equity to RWA of at least 7% upon full implementation);

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

•
Propose a significant increase to capital charges for certain commercial real estate loans that do not involve a down payment of at least 15% of the “as completed” value of the property, which would apply to a large array of commercial real estate loans, including small business loans and owner-occupied business properties;

•	Include unrealized gains and losses on all securities available for sale in the calculation of Tier 1 common equity; and

•
Would increase the risk-weights of certain residential mortgages from the current system of a 50% risk-weight on current mortgages and 100% risk-weight on delinquent mortgages to a scale of these risk-weights ranging from 35% to 200% based on (i) the type of loan product and (ii) the LTV at origination of the mortgage, with only current, full-amortizing, first lien residential mortgages with LTVs less than 60% qualifying for the 35% risk-weighting.

The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized even in adverse economic scenarios. Banking institutions with a ratio of Tier 1 common equity to RWA (or any regulatory capital measurement) above the minimum but below the conservation buffer would face constraints on capital distributions and discretionary bonus payments to executive officers.

While the Proposed Rulemakings contained a planned effective date of January 1, 2013 for the regulatory capital regulations and January 1, 2015 for the asset risk-weight regulations, on November 9, 2012 the federal agencies jointly announced that they did not believe that they would implement the regulatory capital regulations on January 1, 2013, and as expected, did not implement such regulations. No further details have been provided on expected implementation dates.

The Proposed Rulemakings contained new items that were not contained in the original Basel III framework; however, the Company expects that the federal regulatory agencies will impose additional capital surcharges on “globally systemically important financial institutions”. While we do not expect to be considered a globally systemically important financial institution for purposes of Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions, and some or all of these may apply to us. We believe our current capital levels already exceed the fully phased-in Proposed Rulemakings capital requirements, including the capital conservation buffer. We intend to comply with those requirements when announced as they may apply to us. See additional discussion of Basel III in the "Capital Resources" section in Item 7, "MD&A", in this Form 10-K.

Liquidity Ratios under Basel III
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity ratios that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One ratio, referred to as the LCR, is designed to ensure that the banking entity maintains sufficient liquidity under an acute 30-day liquidity stress scenario. Specifically, the bank must maintain a level of unencumbered high-quality liquid assets greater than or equal to projected cash outflows under stress, where the outflows are the greater of (i) the entity's expected net cash outflow or (ii) 25% of its expected total cash outflow. The other ratio, referred to as the NSFR, is designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. To comply with these requirements, banks will take a number of actions which may include increasing their asset holdings of U.S. Treasury securities and other sovereign debt, increasing the use of long-term debt as a funding source, and adopting new business practices that may limit the provision of liquidity to clients. The LCR is subject to an observation period that began in 2011, but will be phased-in as a requirement beginning January 1, 2015. At this time, international regulatory authorities are still assessing the NSFR and it is unclear when the NSFR will be introduced as a requirement. These new standards are subject to further rulemaking, and their terms may change before implementation.
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
The FDIC insures deposits accounts up to $250,000. It provides this insurance through the DIF, which the FDIC maintains by assessing depository institutions an insurance premium. The amount each institution was assessed prior to April 1, 2011 was based upon statutory factors that include the average balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Pursuant to the Dodd-Frank Act, the FDIC changed how it assesses insurance premiums. Beginning April 1, 2011, the FDIC began assessing deposit insurance premiums on the basis of a depository institution's average consolidated net assets and not its deposits. Additionally, the FDIC introduced changes to the method by which it determines each depository institution's insurance premium rate to include a variety of factors that translate into a complex scorecard. These changes were in addition to previous changes related to pre-funding insurance premiums. In late 2009, the FDIC required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution's quarterly risk-based deposit insurance assessment will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company's prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $925 million at that time, and after amortization, is currently at $173 million at December 31, 2012.
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
The BHC Act limits the activities permissible in which bank holding companies and their subsidiaries may engage. On November 12, 1999, financial modernization legislation known as the GLB Act was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. Nevertheless, the activities in which the Company may engage remain limited to a range of activities that are (i) financial in nature or incidental to such financial activity, or (ii) complimentary to a financial activity and which does not pose a risk to the safety and soundness of a depository institution or the financial system generally. The GLB Act further regulated whether the expanded activities may be engaged in by the Company's subsidiary bank, a subsidiary of the bank or elsewhere in the enterprise. If a financial holding company or any of its banking subsidiaries cease to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on its ability to conduct these broader financial activities or, if the deficiencies persist, require the financial holding company to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, both the Company and all of its affiliated depository institutions must be “well-capitalized,” “well-managed,” and have at least a "satisfactory" CRA rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting such expanded banking activities.
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
The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act's requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-U.S. persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Recently the Financial Crimes Enforcement Network (“FinCEN”), which drafts regulations implementing the Patriot Act and other anti-money laundering and bank secrecy act legislation, proposed a rule that would require financial institutions to obtain beneficial ownership information with respect to all legal entities with which such institutions conduct business. The scope and compliance requirements of such a rule have yet to be formalized or completed. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to enhance our anti-money laundering compliance programs.
During the fourth quarter of 2011, the Federal Reserve's final rules related to debit card interchange fees became effective. These rules significantly limit the amount of interchange fees that we may charge for electronic debit transactions. Similarly, in 2009, the Federal Reserve adopted amendments to its Regulation E that restrict our ability to charge our clients overdraft fees for ATM and everyday debit card transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for banks to collect overdraft fees. Overdraft fees have in the past represented a significant amount of noninterest fees collected by the Company's banking subsidiary.
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. Additionally, a bank may establish branches across state lines by merging with a bank in another state and, as amended by the Dodd-Frank Act, subject to few restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Under the Dodd-Frank Act, a bank holding company may not acquire another bank or engage in new activities that are financial in nature or acquire a non-bank company that engages in activities that are financial in nature unless the bank holding company is both "well capitalized" and deemed by the Federal Reserve to be "well managed." Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the U.S. and a financial company may not merge, consolidate or acquire another company if the total consolidated liabilities of the acquiring financial company after such acquisition exceeds 10% of the aggregated consolidated liabilities of all financial companies at the end of the year preceding the transaction. Additionally, certain states may have limitations on the amount of deposits any bank may hold within that state.
On July 21, 2010, the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps for, but contains certain principles which companies would be required to follow with respect to, employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve will monitor compliance with this guidance as part of its safety and soundness oversight.
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
Employees
As of December 31, 2012, SunTrust had 26,778 full-time equivalent employees. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information
See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” in Item 7, the MD&A, and “Business Segment Reporting” in Note 20 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the captions “Liquidity Risk” and “Short-Term Borrowings” in the MD&A and “Borrowings and Contractual Commitments” in Note 11 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities” in the MD&A and “Trading Assets and Liabilities” and “Fair Value Election and Measurement” in Notes 4 and 18, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption "Credit Risk Management" in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
SunTrust's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's web site at www.suntrust.com under the Investor Relations section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's web site address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees.

The Company's Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

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
We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings comes from the net interest income and fee income that we earn from our consumer and wholesale banking businesses, including our mortgage banking business. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from the severely depressed levels of 2008 and early 2009, economic growth has been slow and improvement in the housing market has been modest. In addition, financial uncertainty stemming from the sovereign debt crisis in Europe and U.S. debt and budget matters, including the "fiscal cliff," raising of the debt limit, deficit reduction, and the downgrade of U.S. debt ratings, as well as other recent events and concerns such as the political unrest in the Middle East, the increased volatility of commodity prices, and the uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies such as us, have impacted and may continue to impact the continuing global economic recovery. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions and/or the financial markets resulting from the above matters or any other events or factors that may disrupt or dampen the global economic recovery could materially adversely affect our financial results and condition.

The high unemployment rate in the U.S., together with elevated levels of distressed property sales and the persistent weak home prices across the U.S., including in many of our large banking markets such as Florida, may be causing consumers to delay home purchases and has resulted in elevated credit costs and nonperforming asset levels which have adversely affected our credit performance and our financial results and condition. If unemployment levels do not improve or if home prices decrease further we would expect to incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. These conditions may adversely affect not only consumer loan performance but also commercial and CRE loans, especially for those business borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing us to incur significantly higher credit losses. In addition, current economic conditions have made it more challenging for us to increase our consumer and commercial loan portfolios by making loans to creditworthy borrowers at attractive yields. Although we have significant capacity to add loans to our balance sheet, loan demand has been soft resulting in our retaining a much higher amount of lower yielding liquid assets on our balance sheet. If economic conditions do not continue to improve or if the economy worsens and unemployment rises, which would likely result in a decrease in consumer and business confidence and spending, the demand for our credit products, including our mortgages, may fall, which would adversely affect our interest and fee income and our earnings.

A deterioration in business and economic conditions that erodes consumer and investor confidence levels, and/or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our wealth management, investment advisory, and investment banking businesses. We earn fee income from managing assets for others and providing brokerage and other investment advisory and wealth management services. Because investment management fees are often based on the value of assets under management, a decrease in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business. Poor economic conditions and volatile or unstable financial markets also can adversely affect our debt and equity underwriting and advisory businesses.

Legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position.
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
For example, in 2009 several legislative and regulatory initiatives were adopted that will have an impact on our businesses and financial results, including FRB amendments to Regulation E which, among other things, affect the way we may charge overdraft fees. In third quarter 2009, we also implemented policy changes to help customers limit overdraft and returned item fees. The impact on our revenue of the Regulation E amendments, as well as our policy changes, reduced our fee revenue. The continuing impact on our future revenue could vary materially due to a variety of factors, including changes in customer behavior, economic conditions and other potential offsetting factors.
On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act, among other things, (i) established a new Financial Stability Oversight Council to monitor systemic risk posed by financial firms and imposes additional and enhanced FRB regulations, including capital and liquidity requirements, on certain large, interconnected bank holding companies and systemically significant nonbanking firms intended to promote financial stability which has substantial resolution authority that may affect or alter the rights of creditors and investors in a resolution scenario; (ii) created a liquidation framework for the resolution of covered financial companies, the costs of which would be paid through assessments on surviving covered financial companies; (iii) made significant changes to the structure of bank and bank holding company regulation and activities in a variety of areas, including prohibiting proprietary trading and private fund activities, subject to certain exceptions; (iv) created a new framework for the regulation of OTC derivatives and new regulations for the securitization market and strengthens the regulatory oversight of securities and capital markets by the SEC; (v) established the CFPB, which will have sweeping powers to administer and enforce a new federal regulatory framework of consumer financial regulation; (vi) provided for increased regulation of residential mortgage activities; (vii) revised the FDIC's assessment base for deposit insurance by changing from an assessment base defined by deposit liabilities to a risk-based system based on consolidated total assets minus average tangible equity; and (vii) authorized the FRB under the Durbin Amendment to issue regulations establishing, among other things, standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.
Many provisions of the Dodd-Frank Act became effective in July 2010, and additional provisions became effective upon the first anniversary of its enactment, July 21, 2011. However, a number of these and other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance, and interpretation by regulatory authorities and have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and us will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital requirements and impose additional assessments and costs on us and otherwise adversely affect our business operations and have other negative consequences. For example, on October 1, 2011, final rules became effective which limit the fees we can charge for debit card interchange, and this has reduced our noninterest income.
Additionally, the Dodd-Frank Act established the CFPB with jurisdiction to regulate, among other things, unfair, deceptive, or abusive acts or practices. The CFPB has already imposed substantial fines on other financial institutions. Further, the CFPB is expected to release seven new final regulations under Title XIV of the Dodd-Frank Act in 2013 further regulating the origination of mortgages and addressing "ability to repay" standards, loan officer compensation, appraisal disclosures, HOEPA triggers and other matters. The "ability to repay" rule, in particular has the potential to significantly affect our business since it provides a borrower with a defense to foreclosure unless the lender established the borrower's ability to repay, or that the loan was a "qualified mortgage" or met other exceptions to the rule. Our business strategy, product offerings, and profitability may change as these rules are developed, become effective, and are interpreted by the regulators and courts.
The Dodd-Frank Act (through provisions commonly known as the “Volcker Rule”) prohibits banks from engaging in some types of proprietary trading and restricts the ability of banks to sponsor or invest in private equity or hedge funds. The Volcker Rule became effective on July 21, 2012 in advance of the finalization of the implementing regulations by the relevant regulatory agencies. These regulatory agencies issued guidance that during the automatic two year conformance period commencing on July 21, 2012, banking entities should engage in good-faith planning efforts to enable them to comply with the Volcker Rule and any final implementing regulations by no later than the end of this two year period, which may include complying with any reporting and recordkeeping requirements before the end of this two year period if they are included in and required by the final regulations.  They also clarified that these good-faith efforts should include an assessment of which banking entity activities are covered by the Volcker Rule and any final implementing regulations and development of a plan to conform these activities to the Volcker Rule/final implementing regulations by July 21, 2014 unless an extension is provided. We have undertaken such good faith planning efforts.
Although we do not have a designated proprietary trading operation, the scope of the proprietary trading prohibition and its impact on us will depend on definitions in the final rule, particularly those definitions related to statutory exemptions for market making, hedging activities and customer trading. Until more is known regarding these definitions and the other provisions of the implementing rules, we cannot determine the impact of the proprietary trading prohibition, although we expect that any meaningful limitation on our ability to hedge our risks in the ordinary course or to trade on behalf of customers or conduct related market making activities would adversely affect our business and results of operations. During the course of 2012, we disposed of substantially all of our holdings of our interests in private equity and hedge funds which we expect to be affected by the Volcker Rule.
The Dodd-Frank Act created a new regulatory framework for the U.S. OTC derivatives markets with jurisdiction being broadly shared by the CFTC for swaps and the SEC for security-based swaps. In 2012, the CFTC finalized many of its core regulations triggering a phased-in compliance period commencing in late 2012 and most of 2013. While the SEC has proposed most of its core regulations, most of its new requirements await final regulations. Although the ultimate impact will depend on the final regulations, we expect that our derivatives business will be subject to new substantive requirements, including registration with the CFTC and/or the SEC, margin requirements in excess of current market practice, capital requirements specific to this business, trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements collectively will impose implementation and ongoing compliance burdens on us and will introduce additional legal risk (including as a result of newly applicable antifraud and antimanipulation provisions and private rights of action).
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
Under regulatory capital adequacy guidelines and other regulatory requirements, we, together with our banking subsidiary and broker-dealer subsidiaries, must meet guidelines subject to qualitative judgments by regulators about components, risk weightings, and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. The proposed rulemakings conforming U.S. regulatory capital to Basel III described in Item 1 under “Government Supervision and Regulation,” when implemented by the U.S. banking agencies and fully phased-in, will result in higher and more stringent capital requirements for us and our banking subsidiary. In particular, the proposed rulemakings will require us to maintain a minimum ratio of Tier 1 common equity to RWA of at least 7.0% when fully phased-in.
Under the NPR published by the Federal Reserve and other regulators in June, 2012, the risk weighting of many of our assets will change. We have estimated our regulatory capital under Basel III under the NPR, and we provide that estimate and a reconcilement to U.S. GAAP in Table 39, "Reconcilement of Non-U.S. GAAP Measures" in Item 7, "MD&A", in this Form 10-K. Note that this estimate is consistent with our interpretation of the NPR, and ambiguities in the NPR or other interpretations of the NPR could result in a larger measure of risk-weighted assets and consequently a lower Tier 1 common equity ratio. If risk weightings of certain assets change, and we are required to hold increased amounts of capital as a result of holding those assets, the profitability of those assets and businesses may change, and longer-term this may result in changes in our business mix.
The NPR will also eventually eliminate the contribution to Tier 1 Capital of certain trust preferred and certain other hybrid debt securities currently included in Tier 1 capital. These securities will lose Tier 1 Capital status under phased-in approach between 2013 and 2016. At December 31, 2012, we had $627 million principal amount of such securities outstanding.
Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a LCR, which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity's expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a NSFR, designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. If we are not able to meet these minimum liquidity capital guidelines and other regulatory requirements, we may need to alter our investment portfolio or business mix, and this may adversely affect our earnings. Banks will be required to become compliant with the LCR during a phase-in period beginning January 1, 2015. At this time, international regulatory authorities are still assessing the NSFR and it is unclear when the NSFR will be introduced as a requirement.
In 2010, the FRB issued guidelines for evaluating proposals by large bank holding companies, including us. Pursuant to those FRB guidelines and the Dodd-Frank Act requirements, we annually submit a capital plan to the FRB under the FRB's Comprehensive Capital Analysis and Review program (CCAR), which incorporates requirements from Sections 165(i)(1) and (2) of the Dodd Frank Act. Consistent with these guidelines and the FRB's existing supervisory guidance regarding internal capital assessment, planning and adequacy, the FRB has adopted rules that require large bank holding companies, such as us, to submit annual capital plans to the FRB and to provide prior notice to the FRB before making a capital distribution under certain circumstances, including if the FRB objected to a capital plan or if certain minimum capital requirements were not maintained. Further, our capital planning under CCAR requires an analysis of capital management and capital adequacy under a variety of hypothetical stressed economic scenarios. There can be no assurance that the FRB will respond favorably to our pending and future capital plan reviews. Further, in December, 2011, the FRB proposed rules under the Dodd-Frank Act that will impose enhanced prudential standards on large bank holding companies such as us, including enhanced capital and liquidity requirements, which may be similar to or more restrictive than those proposed by the BCBS.
The performance of the Company under CCAR's hypothetical scenarios dictates the capital actions the FRB will allow us to take, such as dividends and share repurchases. In addition to the quantitative requirements of CCAR, the FRB also evaluates the qualitative aspects of our capital management program, which can also impact our capital actions. Due to the importance and intensity of the CCAR process, we have dedicated additional resources to comply with CCAR, although no assurance can be provided that these resources will be deemed sufficient or that we will be deemed to have adequate capital under CCAR's hypothetical scenarios. If we are deemed to have inadequate capital under CCAR's hypothetical scenarios, then the FRB may prohibit us from taking certain capital actions, such as paying or increasing dividends or repurchasing capital stock.
The Basel standards and FRB regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our capital and/or liquidity. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, increase regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may adversely affect our financial results. Although not currently anticipated, the proposed Basel capital rules and/or our regulators may require us to raise additional capital in the future. Issuing additional common stock would dilute the ownership of existing stockholders. Further, even if the FRB approves a capital plan which we submit under CCAR, such approval would not mean that other limitations do not exist on our ability to pay or increase dividends or repurchase stock.
The need to maintain more capital and greater liquidity than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.
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
We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements–referred to as “nonconforming” loans. Since 2007, investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans negatively impacting reserves, or we may originate less negatively impacting revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund–and thus originate–new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). As previously noted, proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

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

While we believe that our allowance for credit losses was adequate at December 31, 2012, there is no assurance that it will be sufficient to cover all incurred credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings. For additional information, see the “Risk Management–Credit Risk Management” and “Critical Accounting Policies–Allowance for Credit Losses” sections in the MD&A in this Form 10-K.

Our ALLL may not be adequate to cover our eventual losses.
Like other financial institutions, we maintain an ALLL to provide for loan defaults and nonperformance. Our ALLL is based on our historical loss experience, as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The current stress on the U.S. economy and the local economies in which we do business may be greater or last longer than expected, resulting in, among other things, greater than expected deterioration in credit quality of our loan portfolio, or in the value of collateral securing these loans. Our ALLL may not be adequate to cover eventual loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations. Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of ALLL associated with a modified loan, and this would result in additional provision for loan losses.
On December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments–Credit Losses (Subtopic 825-15) (the Credit Loss Proposal), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP's current standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. Comments on the Credit Loss Proposal are due by April 30, 2013. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the the recognition of estimated credit losses.

We may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. We experienced the effect of concentration risk in 2009 and 2010 when we incurred greater than expected losses in our residential real estate loan portfolio due to a housing slowdown and greater than expected deterioration in residential real estate values in many markets, particularly several Florida MSAs. As Florida is our largest banking state in terms of loans and deposits, further deterioration in real estate values and underlying economic conditions in those markets or elsewhere could result in materially higher credit losses. Florida and other states in our footprint have suffered significant declines in home values and significant declines in economic activity. A further deterioration in economic conditions, housing conditions, or real estate values in these states could result in materially higher credit losses. For additional information, see the "Loans", "Allowance for Credit Losses", “Risk Management–Credit Risk Management” and “Critical Accounting Policies–Allowance for Credit Losses” sections in the MD&A and Notes 6 and 7, "Loans" and "Allowance for Credit Losses", to the Consolidated Financial Statements in this Form 10-K.

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

The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.
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
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, and mortgage loan originations and profits on sales of mortgage loans. Lower real estate prices have caused cyclically higher delinquencies and losses on mortgage-related loans. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business. Continuing declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own as a result of foreclosing a loan and our ability to realize value on such assets.
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

During the third quarter of 2012, we recorded a $371 million provision for mortgage repurchase losses, primarily related to loans sold to the GSEs prior to 2009, and the resulting mortgage repurchase reserve reflects the estimated incurred losses on repurchase demands for this population of loans. Accordingly, we expect that future mortgage repurchase provisions will decrease substantially from levels experienced in recent quarters. However, our estimate of losses is highly dependent on GSE repurchase requests and related behavior, and other factors. For additional information, see Note 17, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K, and the following sections of MD&A in this Form 10-K–"Noninterest Income”, "Other Nonperforming Assets”, and "Critical Accounting Policies."

Finally, we have received indemnification requests related to our servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See additional discussion in Note 17, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K.
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

We face certain risks as a servicer of loans. Also, we may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. Generally, our servicing obligations are set by contract, for which we receive a contractual fee. However, the costs to perform contracted-for services has been increasing, which reduces our profitability. Further, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services we are required to perform without any corresponding increase in our servicing fee. Further, the CFPB has implemented national servicing standards which become effective on January 10, 2014 and which may further increase the scope and costs of services which we are required to perform. In addition there has been a significant increase in state laws that implement additional servicing requirements that increase the scope and cost of our servicing obligations.

Further, if we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.

We may incur costs if we are required to, or if we elect to re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur a liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be adversely affected to the extent our servicing costs increase because of higher foreclosure costs. Further, we may be subject to fines and other sanctions, including a foreclosure moratorium or suspension or a requirement to forgive or modify the loan obligations of certain of our borrowers, imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or adversely affect our residential mortgage origination or servicing business.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and "Nonperforming Assets" in this MD&A. The Consent Order required us to improve certain mortgage servicing and foreclosure processes and to retain an independent foreclosure consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, we, along with nine other mortgage servicers, entered into an Acceleration and Remediation Agreement with the OCC and the Federal Reserve to amend the 2011 Consent Order. This agreement ends the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. Pursuant to the agreement, we will make a cash payment of $63 million to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and will commit $100 million to affect loss mitigation or other foreclosure prevention actions. The impact of the cash payment is included in our consolidated financial results at December 31, 2012, and we expect that our existing ALLL or other activities will be sufficient to provide for the loss mitigation or other foreclosure prevention actions. We filed the Consent Order as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2011.
As a result of the Federal Reserve's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 19, "Contingencies" to the Consolidated Financial Statements in this Form 10-K. We have accrued for the anticipated cost of resolving these and other potential claims in our financial results.

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
We seek to mitigate risks inherent in our loan portfolio by adhering to specific underwriting policies and practices, which often include analysis of a borrower's credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Our underwriting policies, practices and standards are periodically reviewed and, if appropriate, enhanced in response to changing market conditions and/or corporate strategies. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in more stringent documentation standards, lower maximum LTV ratios, and channel and client type restrictions. These actions have contributed to a reduction in exposure to certain higher risk portfolio segments, such as higher risk mortgage, home equity, and commercial construction. These actions have also contributed to declines in early stage delinquencies and nonperforming loans. While these changes have resulted in improving asset quality metrics, elevated losses may continue to occur due to economic factors, changes in borrower behavior, or other factors.
Our mortgage production and servicing revenue can be volatile.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations. Under the same conditions, revenue from our MSRs can increase through increases in fair value, although we may not realize some or all of this benefit due to derivative hedges on the fair value of our MSRs. When rates fall, mortgage originations usually tend to increase and the value of our MSRs usually tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of our MSRs is generally immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would generally be recognized over time. It is also possible that, because of economic conditions and/or a deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

During 2012, our mortgage production income benefited from high levels of refinancing activity and historically high gain on sale margins for our mortgage loans. While we continue to believe that there remains a substantial number of mortgages eligible to be refinanced, our mortgage production income likely will be adversely affected if refinance activity declines or if gain on sale margins narrow.

We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. For additional information, see Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K.

As a financial services company, changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 57% of total loans and approximately 43% of total loans after giving consideration to hedging related actions. We are also exposed to market risk in our trading instruments, AFS investment portfolio, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.
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

Our net interest income is the interest we earn on loans, debt securities and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a function of both our net interest margin–the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding–and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yield catches up.
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

Changes in the slope of the “yield curve”–or the spread between short-term and long-term interest rates–could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, our net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets. The interest we earn on our assets and our costs to fund those assets may be affected by changes in market interest rates, changes in the slope of the yield curve, and our cost of funding. This could lower our net interest margin and our net interest income. We discuss these topics in greater detail under the caption “Market Risk Management” in the MD&A in this Form 10-K.

Amidst the continued stagnant economic conditions seen during 2012, the Federal Reserve indicated in January 2013 that highly accommodative monetary policy will remain for a considerable time after the economic recovery strengthens and as such, it anticipates maintaining key interest rates at exceptionally low levels as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. A persistent low interest rate environment likely will adversely affect the interest income we earn on loans and investments.

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
We have a sizable portfolio of MSRs. An MSR is the right to service a mortgage loan–collect principal, interest and escrow amounts–for a fee. We acquire MSRs when we keep the servicing rights after we sell or securitize the loans we have originated or when we purchase the servicing rights to mortgage loans originated by other lenders. We initially measure all and carry substantially all our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

For additional information, see “Enterprise Risk Management–Other Market Risk” and “Critical Accounting Policies” in the MD&A, and Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements in this Form 10-K.

Changes are being considered in the method for determining LIBOR and it is not apparent how any such changes could affect the value of debt securities and other financial obligations held or issued by SunTrust that are linked to LIBOR, or how such changes could affect the Company's financial condition or results of operations.
Beginning in 2008, concerns have been raised about the accuracy of the calculation of the daily LIBOR, which is currently overseen by the BBA. The BBA has taken steps to change the process for determining LIBOR by increasing the number of banks surveyed to set LIBOR and to strengthen the oversight of the process. In addition, the final report of the Wheatley Review of LIBOR, published in September 2012, set forth recommendations relating to the setting and administration of LIBOR, and the UK government has announced that it intends to incorporate these recommendations in new legislation.

At the present time it is uncertain what changes, if any, may be required or made by the UK government or other governmental or regulatory authorities in the method for determining LIBOR. Accordingly, at the present time it is not apparent whether or to what extent any such changes would have an adverse impact on the value of any LIBOR-linked securities issued by us or any loans, derivatives and other financial obligations or extensions of credit for which we are an obligor, or whether or to what extent any such changes would have an adverse effect on the value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our financial condition or results of operations.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and MSRs. In particular, programs to facilitate loan refinancing, such as the recently expanded HARP, may cause us to reevaluate repayment assumptions related to the prepayment speed assumptions related to loans that we service, and this may adversely affect the fair value of our MSR asset. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.
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
Third parties provide key components of our business infrastructure such as banking services, processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. Further, in some instances we may be responsible for failures of such third parties to comply with government regulations. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.
Information security risks for large financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our banking, brokerage, investment advisory, and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PCs, personal computers, and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations.

For example, in October of 2012, our main online banking website, as well as those of several other prominent financial institutions, was subject to a series of Distributed Denial of Service Attacks. These attacks, which were also generally publicized in the media, did not result in any financial loss, fraud or breach of client data or service disruptions of any materiality.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, and our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients when and how they want to be served, our expanded geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, in the past have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
Further, in February 2009, the Federal Reserve required bank holding companies to substantially reduce or eliminate dividends. Since that time, the Federal Reserve has indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. As a result, we expect that any substantial increase in our dividend will require the approval of the Federal Reserve. Refer to the discussion under the caption "We are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected," above.
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
Our issuer ratings are rated investment grade by the major rating agencies. There were no changes to our primary credit ratings during 2012. On February 27, 2012, Fitch affirmed our senior long- and short-term credit ratings and revised its outlook on our ratings from “Positive” to “Stable”. On December 10, 2012, S&P also affirmed our senior long- and short-term credit ratings; however, its outlook on our ratings was upgraded from “Stable” to “Positive”. Our credit ratings also remain on “Stable” outlook with Moody's and DBRS. Additional downgrades are possible, although not anticipated, given the “Stable” or "Positive" outlook from all four major rating agencies.

The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. Among our various retail and wholesale funding sources, credit ratings have a more direct impact only on the cost of wholesale funding as our primary source of retail funding is bank deposits, most of which are insured by the FDIC. During the most recent financial market crisis and economic recession, our senior debt credit spread to the matched maturity 5-year swap rate widened before we received any credit ratings downgrades in 2009 and began to tighten before we received our most recent credit rating downgrade in November 2010. After the loss of our A-1 short-term credit rating in April 2009 and capital raises in May and June 2009, more recent credit rating downgrades had little or no detrimental impact to our debt credit spreads. We expect that a one notch downgrade would have a relatively small impact on our debt credit spreads.
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
From time to time we are subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. During the current credit crisis, we have seen both the number of cases and our expenses related to those cases increase. The outcome of these cases is uncertain.

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

While we do not believe that any single case will have a material adverse effect on us, the cumulative burden of these cases may adversely affect our results. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition. For additional information, see Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. For example, in 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, which resulted in our entering into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 19, “Contingencies,” to our Consolidated Financial Statements in this Form 10-K and in the "Nonperforming Assets" section of the MD&A. Further, we recently entered into a settlement agreement as part of the Independent Foreclosure Review established as a result of this Consent Order and pursuant to that settlement agreement we will make a $63 million cash payment (which was accrued in 2012) and provide $100 million in other mortgage assistance to borrowers through existing programs such as loan modifications.

There may be other negative consequences resulting from other findings of noncompliance with regulations, including restrictions on certain activities. Such a finding may also damage our reputation.

Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.
The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our Chairman and Chief Executive Officer, William H. Rogers, Jr., and other key personnel who have extensive experience in the industry. We generally do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be adversely impacted.

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

Certain of our financial instruments, including trading assets and liabilities, AFS securities, certain loans, MSRs, private investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.

Management has identified certain accounting policies as being critical because they require management's judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” in the MD&A and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.

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

General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. For the above and other reasons, the market price of our securities may not accurately reflect the value of our securities, and you should consider this before relying on the market prices of our securities when making an investment decision.

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
We maintain at fair value a securities AFS portfolio and trading assets and liabilities which include various types of instruments and maturities. In addition, we elected to record selected fixed-rate debt, mortgage loans, MSRs and other financial instruments at fair value. The changes in fair value of the financial instruments carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.
Our revenues derived from our investment securities may be volatile and subject to a variety of risks.
We generally maintain investment securities and trading positions in the fixed income, currency, commodity, and equity markets. Unrealized gains and losses associated with our investment portfolio and mark-to-market gains and losses associated with our trading portfolio are affected by many factors, including interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

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
The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2012, the Bank owned 600 of its 1,616 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in this Form 10-K for further discussion of its properties.)

Item 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K, which is incorporated into this Item 3 by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which the common stock of the Company is traded is the NYSE. See Item 6 and Table 36 in the MD&A for information on the high and the low sales prices of SunTrust common stock on the NYSE, which is incorporated herein by reference. During the year ended December 31, 2012, we paid a quarterly dividend on common stock of $0.05 per common share compared to a quarterly dividend on common stock of $0.01 per common share for the first two quarters of 2011 and $0.05 per common share for the third and fourth quarters of 2011. Our common stock is held of record by approximately 32,077 holders as of December 31, 2012. See "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on share repurchase activity, announced programs, and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.
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
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2007 and ending December 31, 2012. The foregoing analysis assumes an initial $100 investment in our stock and each index and the reinvestment of all dividends during the periods presented.

Cumulative Total Return for the Years Ended December 31
	2007	2008	2009	2010	2011	2012
SunTrust Banks, Inc.	100.00	51.83	37.38	52.20	33.49	50.86
S&P 500	100.00	63.45	79.40	90.66	92.45	106.06
S&P Commercial Bank Index	100.00	53.63	50.06	59.07	53.33	64.80

Unregistered Sales Of Equity Securities And Use Of Proceeds
SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the year ended December 31, 2012. At December 31, 2012, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants (although any such repurchase would be subject to the prior approval of the Federal Reserve), and there was no unused Board authority to repurchase any shares of common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or the Series E Preferred Stock Depositary Shares.
On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act, 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. In 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends.

On August 14, 2007, the Board authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations. This authorization was terminated in 2011. The Company was also authorized to repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. This authority was also terminated in 2011.

On March 30, 2011, the Company repurchased $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that was issued to the U.S. Treasury under the CPP. Warrants to purchase common stock issued to the U.S. Treasury in connection with the issuance of Series C and D preferred stock remained outstanding. The Board authorized the Company to repurchase all of the remaining outstanding warrants to purchase our common stock that were issued to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP. On September 28, 2011, the Company purchased and retired 4 million warrants to purchase SunTrust common stock in connection with the U.S. Treasury's resale, via a public secondary offering of the warrants that the Treasury held. At December 31, 2012, 13.9 million warrants remained outstanding.

On December 15, 2011, SunTrust issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock") to SunTrust Preferred Capital I. The Series B Preferred Stock by its terms is redeemable by the Company at $100,000 per share plus any declared and unpaid dividends.

On December 13, 2012, SunTrust issued depositary shares representing ownership interest in 4,500 shares of Perpetual Preferred Stock, Series E, no par value and $100,000 liquidation preference per share (the "Series E Preferred Stock"). The Series E Preferred Stock by its terms is redeemable by the Company at $100,000 per share plus any declared and unpaid dividends.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
(Dollars in millions, except per share and other data)	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$5,867	$6,181	$6,343	$6,710	$8,328
Interest expense	765	1,116	1,489	2,244	3,708
Net interest income	5,102	5,065	4,854	4,466	4,620
Provision for credit losses[1]	1,395	1,513	2,651	4,064	2,474
Net interest income after provision for credit losses	3,707	3,552	2,203	402	2,146
Noninterest income	5,373	3,421	3,729	3,710	4,473
Noninterest expense	6,323	6,234	5,911	6,562	5,879
Income/(loss) before provision/(benefit) for income taxes	2,757	739	21	(2,450)	740
Provision/(benefit) for income taxes	773	79	(185)	(898)	(67)
Net income attributable to noncontrolling interest	26	13	17	12	11
Net income/(loss)	$1,958	$647	$189	($1,564)	$796
Net income/(loss) available to common shareholders	$1,931	$495	($87)	($1,733)	$741
Net interest income - FTE[2]	$5,225	$5,179	$4,970	$4,589	$4,737
Total revenue - FTE[2]	10,598	8,600	8,699	8,299	9,210
Total revenue - FTE excluding net securities gains[2]	8,624	8,483	8,508	8,201	8,137
Net income/(loss) per average common share[3]:
Diluted[4]	$3.59	$0.94	($0.18)	($3.98)	$2.12
Diluted excluding goodwill/intangible impairment charges, other than MSRs[2,4]	3.60	0.94	(0.18)	(2.34)	2.19
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury[2,4]	3.59	1.08	(0.18)	(3.98)	2.12
Basic	3.62	0.94	(0.18)	(3.98)	2.12
Dividends paid per average common share	$0.20	$0.12	$0.04	$0.22	$2.85
Book value per common share	37.59	36.86	36.34	35.29	48.74
Tangible book value per common share[2]	25.98	25.18	23.76	22.59	28.69
Market capitalization	15,279	9,504	14,768	10,128	10,472
Market price:
High	30.79	33.14	31.92	30.18	70.00
Low	18.07	15.79	20.16	6.00	19.75
Close	28.35	17.70	29.51	20.29	29.54
Selected Average Balances
Total assets	$176,134	$172,440	$172,375	$175,442	$175,848
Earning assets	153,479	147,802	147,187	150,908	152,749
Loans	122,893	116,308	113,925	121,041	125,433
Consumer and commercial deposits	126,249	122,672	117,129	113,164	101,333
Brokered time and foreign deposits	2,255	2,386	2,916	6,082	14,743
Total shareholders’ equity	20,495	20,696	22,834	22,286	18,596
Average common shares - diluted (thousands)	538,061	527,618	498,744	437,486	350,183
Average common shares - basic (thousands)	534,149	523,995	495,361	435,328	348,919
As of December 31
Total assets	$173,442	$176,859	$172,874	$174,165	$189,138
Earning assets	151,223	154,696	148,473	147,896	156,017
Loans	121,470	122,495	115,975	113,675	126,998
ALLL	2,174	2,457	2,974	3,120	2,351
Consumer and commercial deposits	130,180	125,611	120,025	116,303	105,276
Brokered time and foreign deposits	2,136	2,311	3,019	5,560	8,053
Long-term debt	9,357	10,908	13,648	17,490	26,812
Total shareholders’ equity	20,985	20,066	23,130	22,531	22,501
Financial Ratios and Other Data
ROA	1.11%	0.38%	0.11%	(0.89)%	0.45%
ROE	9.56	2.56	(0.49)	(10.07)	4.20
Net interest margin - FTE	3.40	3.50	3.38	3.04	3.10
Efficiency ratio - FTE	59.67	72.49	67.94	79.07	63.83
Tangible efficiency ratio[2]	59.24	71.99	67.36	69.35	62.51

Total average shareholders’ equity to total average assets	11.64	12.00	13.25		12.70	10.58
Tangible equity to tangible assets[2]	8.82	8.10	10.12		9.66	8.46
Effective tax rate (benefit)	28.29	10.84	NM	[5]	(36.50)	(9.23)
Allowance to year-end total loans	1.80	2.01	2.58		2.76	1.86
Total nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.52	2.76	4.08		5.33	3.49
Common dividend payout ratio[6]	5.6	12.9	N/A		N/A	135.6
Capital Adequacy
Tier 1 common equity	10.04%	9.22%	8.08%		7.67%	5.83%
Tier 1 capital	11.13	10.90	13.67		12.96	10.87
Total capital	13.48	13.67	16.54		16.43	14.04
Tier 1 leverage	8.91	8.75	10.94		10.90	10.45
1 Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income. Considering the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income.
2 See Non-GAAP reconcilements in Table 39 of the MD&A.
3 2008 amounts have been recalculated in accordance with updated accounting guidance related to EPS, that was effective January 1, 2009, and required retrospective application.
4 For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidultive.
5 Not meaningful.
6 The common dividend payout ratio is not applicable in a period of net loss.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding (i) future levels of net interest margin, net interest income, our efficiency ratio, mortgage repurchase demands and the mortgage repurchase reserve and related provision expense, interchange revenue, consulting and legal expenses, other real estate expense, net charge-offs and the trend in net charge-offs, risk-weighted assets, and capital ratios; (ii) our expectations regarding the adequacy or sufficiency of the ALLL, including increases in the ALLL related to the termination of the internal foreclosure review, the Consent Order, or to cover the estimated losses on loans sold to GSEs prior to 2009; (iii) the timing and impact of planned future asset sales, including sales of student loans, Ginnie Mae securities, non-performing residential and commercial loans, and affordable housing investments; (iv) the favorability of overall conditions in the mortgage market; (v) our expectations regarding our ability to mitigate the impact of card fees lost as a result of regulatory changes, and the timing of such actions; and (vi) our expectation that we will be able to fully use our DTAs; are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: our framework for managing risks may not be effective in mitigating risk and loss to us; as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may face certain risks as a servicer of loans, or also may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; as a financial services company, changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; changes which are being considered in the method for determining LIBOR may affect the value of debt securities and other financial obligations held or issued by SunTrust that are linked to LIBOR, or may affect the Company's financial condition or results of operations; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even from inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are one of the nation’s largest commercial banking organizations and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 20, "Business Segment

Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments and a discussion of the change in our segment reporting structure during 2012. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services.
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as, to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Tables 39 and 40.

EXECUTIVE OVERVIEW
Economic and regulatory
Economic indicators generally improved during 2012 after remaining relatively unchanged during 2011. During 2012, unemployment declined, consumer confidence improved, and the housing markets began to show some signs of improvement, but remained uneven in their recovery. The unemployment rate, which was just below 9% at December 31, 2011, continued to decline during 2012, settling at just below 8% at December 31, 2012. Consumer confidence improved moderately during 2012, as consumer spending increased amidst improving labor market conditions and subdued consumer price inflation. However, consumer confidence remained depressed overall when compared to pre-recession levels as a result of a continued sluggish economic recovery in the U.S., continued concerns over the economic health of the European Union, and reports of slowing growth in other emerging economies. While some actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty in the direction of the financial markets continues to exist as European consumer confidence continued to decline during the year. As of December 31, 2012, we had no direct exposure to sovereign debt of European countries experiencing significant economic, fiscal, and/or political strains. See additional discussion of European debt exposure in "Other Market Risk" in this MD&A. The U.S. housing market continued to be weak as evidenced by the large inventory of foreclosed or distressed properties, and, while home prices rose modestly during 2012, home values remained under pressure and many borrowers continued to owe more on their mortgage than the current market value of their home.
Amidst the somewhat stagnant economic conditions seen during 2012, the Federal Reserve indicated that highly accommodative monetary policy will remain for a considerable time after the economic recovery strengthens. Accordingly, it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of employing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to the portfolio in 2013. The Federal Reserve outlook remains for moderate economic growth over coming quarters, a relatively high unemployment rate, and the expectation of stable longer-term inflation. These monetary policy actions may result in a persistent low interest rate environment that may adversely affect the interest income we earn on loans and investments.
Regulatory and financial reform efforts continued during 2012, as regulatory agencies proposed and worked to finalize numerous rules. These rules covered a wide array of regulatory topics, the most significant of which was the Federal Reserve and other U.S. banking regulators' NPR issued during 2012 related to capital adequacy rules to implement the BCBS's Basel III framework for financial institutions in the U.S. Much of the NPR was consistent with the BCBS's Basel III framework. However, we have noted some substantial differences from the original framework. As currently proposed, we believe that our risk-weighted assets would increase primarily due to increased risk-weightings for residential mortgages, home equity loans, and commercial real estate, resulting in a decline in our capital ratios. Under current rules (Basel I), our Tier 1 common equity ratio was 10.04% at December 31, 2012. Under the proposed rules, we estimate our current Basel III Tier 1 common ratio, on a fully phased-in basis, would be approximately 8.2%, which would be in compliance with the proposed requirements. See the "Reconcilement of Non-U.S. GAAP Measures - Annual" section in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio. The agencies are expected to consider the feedback received during the comment period that ended in October 2012, and draft a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Basel III Tier 1 common ratio estimate that we calculated using our interpretation of the NPR assumptions does not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. We continue to dedicate the appropriate resources to the implementation of regulatory rules as they become finalized and effective. See additional discussion in the "Capital Resources" section of this MD&A.

In 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and "Nonperforming Assets" in this MD&A. The Consent Order required us to improve certain mortgage servicing and foreclosure processes and to retain an independent foreclosure consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, we, along with nine other mortgage servicers, entered into an Acceleration and Remediation Agreement with the OCC and the Federal Reserve to amend the 2011 Consent Order. This agreement ends the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. Pursuant to the agreement, we will make a cash payment of $63 million to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and will commit $100 million to affect loss mitigation or other foreclosure prevention actions. The impact of the cash payment is included in our consolidated financial results at December 31, 2012, and we expect that our existing ALLL or other activities will be sufficient to provide for the loss mitigation or other foreclosure prevention actions. Lump-sum payments to borrowers will be administered by an independent agent approved by the Federal Reserve. The amount of payment to a borrower will be determined pursuant to a Financial Remediation Framework jointly established by the OCC and the Federal Reserve based on circumstances surrounding the foreclosure activity. As a result of the agreement, we will no longer be required to incur the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. We continue to work on compliance with remaining aspects of the Federal Reserve’s Consent Order. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 19, "Contingencies" to the Consolidated Financial Statements in this Form 10-K. We have accrued for the anticipated cost of resolving these and other potential claims in our financial results.
Capital

Our capital remained strong at December 31, 2012, as earnings drove our Tier 1 common equity ratio to 10.04% compared to 9.22% at December 31, 2011. Our Tier 1 capital and total capital ratios were 11.13% and 13.48%, respectively, compared to 10.90% and 13.67%, respectively, at December 31, 2011. The decline in total capital from prior year was primarily due to the redemption of trust preferred securities. In addition to strong earnings, our capital was further strengthened due to the issuance of $450 million of additional preferred stock. Overall, our capital remains strong and well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.
Financial performance
Our core performance continued to steadily improve during 2012 and marked a continuation of the momentum that we built during 2011. Our results in 2012 were driven by increased revenue, notably in fee income, and also by ongoing credit improvement. Specifically, the year ended December 31, 2012 included improved net interest income and mortgage origination income, as well as continued favorable trends in loans, deposits, capital, and credit quality. During the third quarter of 2012, we took strategic actions that significantly impacted net income, improved our risk profile, and strengthened our balance sheet. The strategic actions included the following:

•	The acceleration of the termination of agreements regarding shares owned in Coke and the sale and charitable contribution of Coke shares resulted in a net pre-tax securities gain of $1.9 billion.

•	The mortgage repurchase provision of $371 million increased the mortgage repurchase reserve to a level that is expected to cover the estimated losses on pre-2009 GSE loans sales.

•
The sale of $0.5 billion of nonperforming mortgage and commercial real estate loans increased charge-offs and the loan loss provision by $172 million and the movement of $1.4 billion of delinquent and current student loans and $0.5 billion of delinquent Ginnie Mae loans to loans held for sale decreased noninterest income by $92 million. See the discussion of all loan sales during 2012 in the "Loans", "Allowance for Credit Losses", and "Nonperforming Assets" sections of this MD&A and Note 6, "Loans" in the Consolidated Financial Statements in this Form 10-K.

•	The planned sale of $0.2 billion of affordable housing investments resulted in a $96 million valuation loss recognized in other noninterest expense.
Net income available to common shareholders during the year ended December 31, 2012, was $1.9 billion, or $3.59 per average diluted common share, compared to $495 million, or $0.94 per average diluted common share for the year ended December 31, 2011. The year ended December 30, 2010 was a net loss available to common shareholders of $87 million, or a loss of $0.18 per average diluted common share. Results in 2012 compared to 2011 were driven by the strategic actions in 2012 noted above, which added approximately $750 million, after tax, to net income available to common shareholders, or $1.40 per average diluted common share. Earnings were also positively impacted during 2012 by improvements in net interest income and mortgage origination income. Additionally, 2012 did not include preferred dividends paid to the U.S. Treasury, while 2011 results included those dividends, as well as a non-cash charge related to the accelerated accretion associated with repayment of the U.S. government's TARP investment in March 2011. To a lesser extent, results were impacted by an improvement in the provision for credit losses of 8% during 2012 compared to 2011. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods. Also positively impacting earnings in 2012 was a 28% reduction in credit-related expenses and operating losses, driven by credit quality improvement in 2012. We believe these expenses continue to be elevated at current levels and as such, believe that 2013 earnings will be positively impacted by further declines as credit quality and the economy continue to improve. Additionally, we expect continued net interest margin compression in 2013 due to the continued low interest rate environment, as well as some abatement in the future of mortgage loan refinance activity, which benefited us in 2012.

We made significant progress in our PPG expense initiative, surpassing the goal of realizing $300 million in annualized savings through this program a year ahead of schedule. Since we began our efforts in mid-2011 to drive efficiency improvements through reducing expenses and growing revenues, our core revenue has increased, expenses moderated slightly during the latter part of 2012, and our efficiency ratio has improved. While the PPG program is complete, we expect to continue our efforts to become a more efficient organization and we continue to focus on revenue and expense initiatives in pursuit of our long-term efficiency ratio target of below 60%.
Our asset quality metrics improved significantly in 2012, driven in part by the strategic actions executed primarily during the second half of the year specifically designed to improve our risk profile, as well as through improved core credit quality trends. Total NPLs continued the downward trend that began in 2010, with a decline of 47% from December 31, 2011, driven by NPL sales, reduced inflows into nonaccrual, and problem loan resolution efforts. Declines in NPLs were experienced in all categories, with the largest declines coming from the residential and commercial portfolios, despite some inflows as a result of regulatory guidance issued during the year. OREO declined 45% compared to the prior year, totaling less than 0.2% of total assets at December 31, 2012, which was the result of continued disposition of properties once we had clear title, coupled with a moderation of inflows. Our restructured loan portfolio declined 13% compared to December 31, 2011, with decreases in both the nonaccruing and accruing loan populations. Further, the accruing restructured portfolio continued to exhibit strong payment performance with 95% current on principal and interest payments at December 31, 2012. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during 2012, both in total and when excluding government-guaranteed loan delinquencies. This decline was a result of our ongoing efforts to reduce risk in the portfolio as evidenced by declines in certain higher-risk loans and strategic loan sales.
At December 31, 2012, the ALLL ratio was 1.80% of total loans, a decline of 21 basis points compared to December 31, 2011, due to decreases in the ALLL primarily as a result of improving core credit quality trends despite the additions to NPLs during the year related to policy changes. The provision for loan losses decreased 8% and net charge-offs decreased 18% for the year ended December 31, 2012 compared to the same period in 2011, both as a result of improved credit quality. Charge-offs declined during the year despite charge-off increases related to the strategic loan sales and policy changes. See additional discussion of the policy changes and credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.
Average loans increased 6% during 2012 compared to 2011, led by an increase in commercial and industrial loans. Additionally, the acquisition of guaranteed residential mortgage and guaranteed student loan portfolios late in 2011 drove significant increases in these loan categories. We also experienced increases in all consumer loan categories and non-guaranteed residential mortgages. Partially offsetting these increases during the year were intentional declines in commercial and residential construction loans, home equity loans, and commercial real estate loans as we managed these loan categories down to further strengthen our balance sheet.
While average loans were higher during 2012 compared to 2011, at December 31, 2012, our total loan portfolio was down 1% compared to December 31, 2011. The driver of this decline was our decision to sell certain loans, primarily during the second half of the year. Declines in guaranteed residential mortgages and guaranteed student loans drove the decline in these loan categories and were primarily the result of loan sales. The sales of government-guaranteed loans during 2012 caused a decline in the percentage of our loan portfolio that is government-guaranteed to 8% at December 31, 2012 compared to 11% at December 31, 2011. This decline was not unexpected, as we made a decision to grow government-guaranteed loans over the past several years as a transition to a time of organic loan growth. As 2012 progressed, we experienced increased organic loan growth and a continued decline in our higher-risk loan balances, which influenced our decision to sell certain guaranteed loans. These sales reduced the size of our government-guaranteed portfolio to a level more consistent with our longer-term balance sheet targets.

We remain committed to providing financing and fulfilling the credit needs in the communities that we serve and are focused on extending credit to qualified borrowers. To that end, during 2012, we extended approximately $90 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients, an increase of over 7% from 2011.
Deposits remained at record highs during 2012, and the shift in deposit mix seen during 2011 to lower-cost deposits continued. Average consumer and commercial deposits increased 3% during the year ended December 31, 2012, compared to the same period in 2011. The driver was an average balance increase of 20% in noninterest-bearing DDAs. Partially offsetting the noninterest-bearing increase was a decline in higher cost time deposits of 15% due to maturities of CDs. This continued shift within deposit products, together with a reduction in deposit rates paid, has helped to mitigate some of the industry-wide rate pressure on asset yields. While a portion of the low-cost deposit growth is likely attributable to clients’ desires for having increased liquidity, we continue to believe that we have also proactively generated this growth in both our Consumer and Wholesale businesses as we expanded the number of primary client relationships during 2012. Due to the growth seen in core deposits, our liquidity has been enhanced, enabling us to reduce our higher-cost wholesale funding sources, primarily long-term debt, which we reduced, on average, by 13% compared to the year ended December 31, 2011. See additional discussions in the "Net Interest Margin" and "Borrowings" sections of this MD&A.
Total revenue, on an FTE basis, increased 23% during 2012, driven by securities gains realized on the sale of our Coke common stock and, to a lesser extent, a modest increase in net interest income and a significant increase in mortgage-related income. Net interest income, on an FTE basis, increased 1% compared to 2011, primarily as a result of higher loan balances, lower interest bearing liability balances and funding costs, and an improved funding mix. Our net interest margin was 3.40% for the year ended December 31, 2012, compared to 3.50% during 2011. The decline in margin was a result of lower yielding loans, a decline in securities AFS yields, the elimination of the Coke dividend due to the sale and contribution of our Coke stock during 2012, and a decline in our swap-related income related to maturing commercial loan swaps, partially offset by the redemption of $1.2 billion of higher cost trust preferred securities, the maturity of higher cost CDs, and the continued favorable shift in deposit mix to lower cost accounts. Noninterest income increased 57% compared to 2011, driven by the gains realized on the sale of our Coke common stock. Additionally, an improvement in mortgage origination income was driven by the low interest rate environment and expanded refinancing programs announced by the U.S. government, which resulted in a 39% increase in production volume during the year. The increases in noninterest income were partially offset by an increase in the mortgage repurchase provision and, to a lesser extent, declines in card fees and other income. The mortgage repurchase provision increased $211 million during 2012 compared to 2011, as a result of information received during 2012 from the GSEs, as well as our recent experience related to demands, that enhanced our ability to estimate losses of remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales. Card fees were lower in 2012 compared to 2011 due to the regulations on debit card interchange fees that became effective in 2011. Other income was lower due to losses related to the transfer and sale of guaranteed student and mortgage loans during 2012. Noninterest expense increased 1% during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily as a result of higher personnel costs and increased outside processing expenses. The increase in personnel costs was due to higher incentive compensation due to improved business performance; and outside processing expenses increased largely due to increased outsourced processing services. Operating losses and regulatory fees declined reflecting our improved risk profile. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.
Line of Business Highlights
During 2012, we changed our reporting segments and now measure business activities based on three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. During the year ended December 31, 2012, our core performance improved in each line of business compared to the year ended December 31, 2011.

In Consumer Banking and Private Wealth Management, we had solid consumer loan production growth, with year-to-date volume 13% higher than in 2011. Favorable deposit trends also continued, as we generated average DDA growth of 20% during 2012. From a revenue perspective, our consumer business continues to be challenged due to regulatory headwinds; however, we experienced a moderate increase in net interest income. During 2012, we observed that clients were increasingly utilizing self-service channels, which has enabled us to make changes to our staffing model to improve our efficiency and effectiveness, while maintaining high service levels.

Wholesale Banking continued to deliver strong results, with net income more than double what it was in 2011. Significant growth in capital markets fees, coupled with higher net interest income as a result of 7% increases in average loans and deposits drove record revenue of $3.4 billion, 8% higher during 2012 compared to 2011. Also aiding net income growth was a decline of 4% in noninterest expenses in 2012, which helped to drive our efficiency ratio below 60%.

Mortgage Banking reported a net loss in 2012, primarily due to the increase in the mortgage repurchase reserve, the impacts from the mortgage NPL and government-guaranteed loan sales, and other legacy-related costs; however, core trends continued to markedly improve. Mortgage production volume was 39% higher compared to 2011. This increase in volume, combined with margin expansion, led to improved mortgage origination income, which was $573 million higher during 2012, more than a 115% increase from 2011. The increase in mortgage origination income, in turn, drove a 42% increase in total revenue during 2012. It is reasonable to assume some volume and margin compression going forward as we expect gain on sale margins to compress and refinance activity to abate over the course of 2013. While the elevated levels of refinance activity have been beneficial during 2012, we are also continuing to devote resources to purchase activity, which was 29% of 2012 production, as we think it will again be the primary driver of mortgage revenue when refinance volume moderates. Additionally, we are also focused on building out delivery channels and driving volume with better channel selection to maximize our longer-term return profile for the Mortgage Banking segment.

Additional information related to performance of our segments during 2012 can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of segment results for the years ended December 31, 2012, 2011, and 2010, can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid								Table 1
	2012			2011			2010
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Commercial and industrial - FTE [2]	$51,228	$2,329	4.55%	$46,027	$2,368	5.14%	$36,495	$1,970	5.40%
Commercial real estate	4,517	165	3.65	5,323	198	3.72	13,033	544	4.17
Commercial construction	816	31	3.79	1,173	45	3.85	3,315	122	3.68
Residential mortgages - guaranteed	5,589	165	2.96	4,587	157	3.42	932	30	3.26
Residential mortgages - nonguaranteed	22,621	1,023	4.52	21,926	1,088	4.96	25,342	1,335	5.27
Home equity products	14,962	551	3.68	15,841	594	3.75	16,728	642	3.84
Residential construction	692	36	5.17	862	45	5.21	194	11	5.47
Guaranteed student loans	6,863	265	3.87	4,920	209	4.26	3,418	140	4.10
Other direct	2,226	97	4.34	1,868	89	4.75	1,585	82	5.17
Indirect	10,468	403	3.85	9,690	439	4.53	7,530	423	5.62
Credit cards	567	57	10.06	511	59	11.61	566	67	11.75
Nonaccrual[3]	2,344	31	1.32	3,580	34	0.95	4,787	39	0.81
Total loans	122,893	5,153	4.19	116,308	5,325	4.58	113,925	5,405	4.74
Securities available for sale:
Taxable	21,875	640	2.93	23,973	770	3.21	24,994	785	3.14
Tax-exempt - FTE[2]	368	20	5.33	502	28	5.48	783	42	5.34
Total securities available for sale - FTE	22,243	660	2.97	24,475	798	3.26	25,777	827	3.21
Securities purchased under agreements to resell	897	—	0.04	992	—	—	969	1	0.08
LHFS	3,267	112	3.41	2,255	93	4.13	3,295	136	4.14
Interest-bearing deposits	22	—	0.21	22	—	0.15	26	—	0.17
Interest earning trading assets	4,157	65	1.55	3,750	79	2.10	3,195	90	2.79
Total earning assets[4]	153,479	5,990	3.90	147,802	6,295	4.26	147,187	6,459	4.39
ALLL	(2,295)			(2,702)			(3,045)
Cash and due from banks	5,482			5,203			4,821
Other assets	14,854			16,831			18,268
Noninterest earning trading assets	2,184			2,708			2,913
Unrealized gains on securities available for sale	2,430			2,598			2,231
Total assets	$176,134			$172,440			$172,375
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,155	$23	0.09%	$24,751	$35	0.14%	$24,668	$58	0.24%
Money market accounts	42,101	88	0.21	42,854	161	0.38	38,893	227	0.58
Savings	5,113	5	0.10	4,535	7	0.15	4,028	9	0.22
Consumer time	10,597	145	1.37	12,451	198	1.59	14,232	267	1.87
Other time	5,954	91	1.52	7,036	122	1.73	9,205	189	2.05
Total interest-bearing consumer and commercial deposits	88,920	352	0.40	91,627	523	0.57	91,026	750	0.82
Brokered time deposits	2,204	77	3.42	2,306	101	4.38	2,561	110	4.29
Foreign deposits	51	—	0.17	80	—	0.57	355	—	0.13
Total interest-bearing deposits	91,175	429	0.47	94,013	624	0.66	93,942	860	0.92
Funds purchased	798	1	0.11	1,038	2	0.13	1,226	2	0.19
Securities sold under agreements to repurchase	1,602	3	0.18	2,157	3	0.15	2,416	4	0.15
Interest-bearing trading liabilities	676	15	2.24	851	26	3.04	833	30	3.58
Other short-term borrowings	6,952	18	0.27	3,465	12	0.36	3,014	13	0.43
Long-term debt	11,806	299	2.53	13,496	449	3.33	16,096	580	3.60
Total interest-bearing liabilities	113,009	765	0.68	115,020	1,116	0.97	117,527	1,489	1.27
Noninterest-bearing deposits	37,329			31,045			26,103
Other liabilities	4,348			3,972			4,097
Noninterest-bearing trading liabilities	953			1,707			1,814
Shareholders’ equity	20,495			20,696			22,834
Total liabilities and shareholders’ equity	$176,134			$172,440			$172,375
Interest Rate Spread			3.22%			3.29%			3.12%
Net Interest Income - FTE[4]		$5,225			$5,179			$4,970
Net Interest Margin[5]			3.40%			3.50%			3.38%
1Interest income includes loan fees of $112 million, $138 million, and $146 million for the years ended December 31, 2012, 2011, and 2010, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $123 million, $114 million, and $116 million for the years ended December 31, 2012, 2011, and 2010, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.

4Derivative instruments that manage our interest-sensitivity position increased net interest income $528 million, $639 million, and $617 million for the years ended December 31, 2012, 2011, and 2010, respectively.
5The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 2
	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income
Loans:
Commercial and industrial - FTE [2]	$250	($289)	($39)	$496	($98)	$398
Commercial real estate	(29)	(4)	(33)	(293)	(53)	(346)
Commercial construction	(13)	(1)	(14)	(82)	5	(77)
Residential mortgages - guaranteed	31	(23)	8	125	2	127
Residential mortgages - nonguaranteed	34	(99)	(65)	(172)	(75)	(247)
Home equity products	(32)	(11)	(43)	(33)	(15)	(48)
Residential construction	(9)	—	(9)	35	(1)	34
Guaranteed student loans	77	(21)	56	63	6	69
Other direct	16	(8)	8	14	(7)	7
Indirect	33	(69)	(36)	107	(92)	15
Credit cards	6	(8)	(2)	(6)	(1)	(7)
Nonaccrual	(14)	11	(3)	(11)	6	(5)
Securities available for sale:
Taxable	(65)	(65)	(130)	(32)	17	(15)
Tax-exempt [2]	(7)	(1)	(8)	(15)	1	(14)
Securities purchased under agreements to resell	—	1	1	—	(1)	(1)
LHFS	36	(18)	18	(43)	(1)	(44)
Interest earning trading assets	8	(22)	(14)	14	(24)	(10)
Total increase/(decrease) in interest income	322	(627)	(305)	167	(331)	(164)

(Decrease)/Increase in Interest Expense
NOW accounts	1	(13)	(12)	—	(23)	(23)
Money market accounts	(3)	(70)	(73)	20	(87)	(67)
Savings	1	(3)	(2)	1	(3)	(2)
Consumer time	(28)	(25)	(53)	(31)	(37)	(68)
Other time	(17)	(14)	(31)	(40)	(27)	(67)
Brokered time deposits	(4)	(20)	(24)	(11)	2	(9)
Foreign deposits	—	—	—	(1)	1	—
Funds purchased	—	—	—	(1)	—	(1)
Securities sold under agreements to repurchase	(1)	1	—	(1)	—	(1)
Interest-bearing trading liabilities	(5)	(6)	(11)	—	(5)	(5)
Other short-term borrowings	10	(4)	6	2	(2)	—
Long-term debt	(52)	(99)	(151)	(89)	(41)	(130)
Total (decrease)/increase in interest expense	(98)	(253)	(351)	(151)	(222)	(373)
Net increase/(decrease) in net interest income	$420	($374)	$46	$318	($109)	$209

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

[2] Interest income includes the effects of the taxable-equivalent adjustments to increase tax-exempt interest income to a taxable-equivalent basis.

Net Interest Income/Margin
Net interest income, on an FTE basis, was $5.2 billion during 2012, an increase of $46 million, or 1%, from 2011. The increase was predominantly driven by higher average loan balances, lower average interest-bearing liability balances, and continued favorable trends in the deposit mix that included declines in higher cost time deposits. These variances were partially offset by lower average securities AFS, lower loan yields, partially driven by a decline in our commercial loan swap income, and the elimination of the quarterly Coke stock dividend in the third quarter of 2012. Net interest margin decreased by 10 basis points to 3.40% compared to 3.50% during 2011. The decrease was primarily a result of an increase in average earning assets at marginally lower yields, the decline in our swap income, and the foregone Coke dividend income, partially offset by lower rates paid on interest-bearing liabilities and the redemptions of the higher cost trust preferred securities. Yields on earning assets declined by 36 basis points to 3.90% during 2012, compared to 4.26% during 2011, as loans added during the year yielded less than maturing loans, reflecting the current low interest rate environment. Additionally, loan yields during 2012 were impacted by a decline in income derived from interest rate swaps utilized to manage interest rate risk. In the first quarter of 2013, we expect a modest reduction to net interest income as a result of our smaller balance sheet due to loan sales completed during the fourth quarter of 2012. Furthermore, we anticipate a modest reduction in the net interest margin in the first quarter of 2013, driven by additional reductions in asset yields, which we expect will partially be offset by lower liability costs.
Average earning assets increased by $5.7 billion, or 4%, compared to 2011. The increase was predominantly due to the growth in average loans, which increased by $6.6 billion, or 6%. Average LHFS increased $1.0 billion, or 45%, as a result of the transfer of $3.7 billion of LHFI to LHFS during the year and higher closed mortgage loan volume. Partially offsetting the increases in average loans was a $2.2 billion, or 9%, decrease in our average securities AFS portfolio, which was the result of prepayments, maturities, and principal repayments. The increase in average loans was predominantly a result of growth in commercial and industrial loans, primarily driven by our large corporate and middle market borrowers, government-guaranteed student loans, guaranteed residential mortgages, consumer-indirect loans, high credit quality nonguaranteed residential mortgages, and other direct consumer loans. These increases were partially offset by declines in nonaccrual loans, home equity products, commercial real estate loans, and commercial construction loans. The declines in home equity, commercial real estate, and commercial construction loans predominantly resulted from our targeted efforts to reduce exposure to these higher-risk loans. Our loan portfolio yielded 4.19% during 2012, down 39 basis points from 2011. The yield decline was primarily driven by the low interest rate environment and the lower swap-related income impacting commercial loan yields.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. As of December 31, 2012, the outstanding notional balance of active swaps was $17.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $14.9 billion as of December 31, 2011. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps in a gain position that were previously designated as cash flow hedges on variable rate commercial loans. Swap income declined to $508 million during 2012 from $625 million during 2011. The $118 million decline was primarily due to a decline in the income from $3.5 billion of previously terminated swaps that reached their original maturity date in April of 2012. As we manage our interest rate risk we may purchase and/or terminate additional interest rate swaps. In the absence of additions or terminations, our notional balance of active swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our active swap notional balances at December 31, 2012 was 2.4 years.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. Estimated quarterly income of these swaps based on current expectations of future LIBOR rates is as follows:

	Ending Notional Balances of Active Swaps (in billions)	Estimated Income Related to Swaps (in millions)
First Quarter 2013	$17.4	$113
Second Quarter 2013	15.3	100
Third Quarter 2013	15.3	93
Fourth Quarter 2013	15.3	92
As of and for the year ended December 31, 2014	10.6	332

Average interest-bearing liabilities decreased by $2.0 billion, or 2%, from 2011, predominantly as a result of a $2.9 billion, or 15%, decrease in higher-cost consumer and commercial time deposits, a $1.7 billion, or 13%, reduction in long-term debt, and a $0.8 billion, or 2%, decrease in money market accounts, partially offset by increases in other short-term borrowings and lower cost client deposits. Total average consumer and commercial deposits increased by $3.6 billion, or 3%, during 2012, compared to the same period during 2011. This increase was predominantly driven by a $6.3 billion, or 20%, increase in demand deposits, partially offset by the aforementioned decline in higher-cost time deposits, which was driven by the maturity of a large population of higher cost CDs. As of December 31, 2012, we expect approximately $7.0 billion of CDs to mature during 2013. The growth in lower cost deposits was the result of successful sales efforts and clients’ increased preference for more liquid products. The increase in other short-term borrowings was a result of new FHLB borrowings during 2012, which reflects a continuation of the recent trend toward a more normalized funding distribution. The driver of the decline in long-term debt was primarily attributable to the redemption of $1.2 billion of higher cost trust preferred securities during the third quarter of 2012, which had a weighted average rate of approximately 7%. The interest rate environment allowed for ongoing active management of interest-bearing liabilities during 2012, the result of which was a decrease of 29 basis points on rates paid on interest-bearing liabilities during the year. This decrease was primarily due to an 80 basis point decline in rates paid on long-term debt, as well as a 17 basis point decline in rates paid on consumer and commercial deposits, as we improved our funding mix by replacing higher-cost time deposits and long-term debt with lower cost deposits and wholesale funding.
During 2012, the interest rate environment was characterized by a flatter yield curve versus 2011, as rates at the long end of the curve declined. More specifically, during 2012, benchmark rates were as follows compared to 2011; one-month LIBOR averaged 0.24%, an increase of 1 basis point, three-month LIBOR averaged 0.43%, an increase of 9 basis points, five-year swaps averaged 0.98%, a decrease of 81 basis points, and ten-year swaps averaged 1.88%, a decrease of 102 basis points. During 2012, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from 2011.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by 8 basis points during 2012, compared with a reduction of 15 basis points during 2011, as average nonaccrual loans decreased by $1.2 billion during the year ended December 31, 2012. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Tables 1 and 2 contain more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Service charges on deposit accounts	$676	$685	$760
Other charges and fees	478	507	534
Card fees	240	371	376
Trust and investment management income	512	531	503
Retail investment services	241	230	205
Investment banking income	342	317	313
Trading income	211	248	173
Mortgage production related income/(loss)	343	(5)	127
Mortgage servicing related income	260	224	358
Net securities gains	1,974	117	191
Other noninterest income	96	196	189
Total noninterest income	$5,373	$3,421	$3,729
Noninterest income increased by $2.0 billion, or 57%, compared to the year ended December 31, 2011, driven primarily by $1.9 billion in securities gains, due to the sale of our Coke common stock, increased mortgage-related and investment banking income, partially offset by lower card fees and other income, which was due to losses from loan sales primarily during the second half of 2012.
Net securities gains increased by $1.9 billion for 2012 compared to the prior year due to pre-tax gains resulting from the sale of our Coke common stock, net of losses due to the accelerated termination of the Agreements. See "Investment in Common Shares of the Coca-Cola Company" in this MD&A for additional information. For further discussion regarding our investment portfolio activity, see “Securities Available for Sale” in this MD&A.
Mortgage production related income for 2012 was $343 million, up $348 million, from the prior year due to an increase in mortgage production and gain on sale margins, partially offset by a higher mortgage repurchase provision. Loan production volume increased $9.0 billion, or 39%, from prior year to $32.1 billion resulting in higher fee income and gains on sale. Mortgage production during 2012 was comprised of approximately 70% in refinance activity and increased in part due to the HARP 2.0 program. The HARP 2.0 program contributed approximately 20% to the total production activity for 2012. Over the course of 2013 we expect gain on sale margins to compress and refinance activity to abate. While we believe that many clients can still benefit from refinancing, the home purchase market is showing improvement and we are continuing to devote resources to home purchase activity to position us for the longer term.

The mortgage repurchase provision for the year ended December 31, 2012 was $713 million, an increase of $211 million, compared to $502 million for the year ended December 31, 2011. The reserve for mortgage repurchases was $632 million at December 31, 2012, an increase of $312 million from December 31, 2011. The increase was the result of information received from the GSEs, as well as our recent experience related to full file requests and repurchase demands, which enhanced our ability to estimate losses attributable to the remaining expected demands on foreclosed and currently delinquent pre-2009 GSE loan sales. These vintage loans have comprised the vast majority of mortgage repurchase losses to date. Consequently, future mortgage repurchase provisions are expected to decline substantially from 2012 levels, and we expect the reserve to decline as losses are realized. For additional information on the mortgage repurchase reserve, see Note 17, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-K and the "Critical Accounting Policies" section in this MD&A.
Mortgage servicing related income increased by $36 million, or 16%, compared to 2011. The increase was primarily driven by a $38 million HARP 2.0-related mortgage servicing rights write-down recognized in the prior year, partially offset by lower servicing fees during 2012. As of December 31, 2012, the servicing portfolio was $145 billion compared to $158 billion at December 31, 2011.
Investment banking income increased by $25 million, or 8%, compared to the year ended December 31, 2011. The increase was primarily attributable to higher bond and equity originations fee income and M&A advisory fees.
Card fees decreased by $131 million, or 35%, compared to 2011. The decline was primarily a result of regulations on debit card interchange fee income that became effective at the beginning of the fourth quarter of 2011, partially offset by an increase in certain credit card interchange income. The estimated impact on interchange revenue as a result of the debit card interchange rules is consistent with our expectations of a reduction in interchange revenue of approximately $40 - $50 million per quarter when compared with interchange revenue prior to the regulations becoming effective and before implementation of any actions to mitigate some of the lost revenue.
As a means to mitigate some of this lost revenue, we introduced new checking account products which are aligned with clients’ needs and which we expect will provide additional sources of fee income. Additionally, we also expect continued benefits from the discontinuation of our debit card rewards programs, actions taken to reduce the costs related to our debit card operational support, and the introduction of other value-added deposit product features over the next two years, which we expect will produce additional deposit fee income. We believed that these mitigating actions, among others, would assist in recapturing 50% of the lost revenue as a result of recent changes in regulations, including those on overdraft fees (Regulation E) and the new interchange fee rules. Inherent in this assumption was client acceptance of certain deposit-related fees for value-added services we provide. Since the regulations went into effect, we have experienced a lesser rate of acceptance than originally assumed on certain deposit-related fees, and clients have changed their behavior to a greater extent than anticipated, including maintaining higher balances in their deposit accounts to avoid certain fees. As a result, we believe the recapture of lost revenue from the recent changes in regulations will be less than our original estimate and may take longer to achieve than originally planned. Going forward, excluding any effect of additional client acceptance of certain deposit-related fees, potential increases in debit card usage by clients, or other mitigating actions we may take, our interchange revenue is expected to be consistent with results seen during 2012.
Other noninterest income declined $100 million, or 51%, in 2012, compared to the prior year primarily due to $99 million of net losses, relating to sales of government-guaranteed mortgage loans.
Trading income decreased by $37 million, or 15%, compared to 2011. The decrease was primarily due to mark-to-market losses on fair value debt and index-linked CDs compared to gains in 2011 and lower valuation gains related to illiquid securities, partially offset by higher core trading income and a reduction in trading-related litigation reserves.
Other charges and fees decreased by $29 million, or 6%, compared to the year ended December 31, 2011. The decrease was primarily due to lower debit card fee income, lower insurance premium income due to the termination of reinsurance agreements with mortgage insurance companies, and lower letter of credit fee income, partially offset by higher loan commitment fees.

NONINTEREST EXPENSE
			Table 4
	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Employee compensation	$2,603	$2,494	$2,364
Employee benefits	474	382	457
Personnel expenses	3,077	2,876	2,821
Outside processing and software	710	653	638
Net occupancy expense	359	356	361
Operating losses	277	377	83
Credit and collection services	239	275	279
Regulatory assessments	233	300	265
Equipment expense	188	178	174
Marketing and customer development	184	184	177
Consulting and legal fees	165	120	84
Other real estate expense	140	264	300
Impairment of affordable housing investments	96	10	15
Other staff expense	94	95	55
Postage and delivery	76	81	83
Communications	63	63	64
Amortization/impairment of intangible assets/goodwill	46	43	51
Operating supplies	34	45	47
Net loss/(gain) on debt extinguishment	16	(3)	70
Other expense	326	317	344
Total noninterest expense	$6,323	$6,234	$5,911

Noninterest expense increased by $89 million, or 1%, compared to 2011. The increase was primarily due to higher personnel expenses, outside processing and software, consulting and legal fees, and the impairment of affordable housing investments. The increases were partially offset by a decline in operating losses, credit and collection services, regulatory assessments, and other real estate expense.

Personnel expenses increased by $201 million, or 7%, compared to 2011. The increase was driven by a $109 million, or 4%, increase in employee compensation expense related to higher compensation from improved business performance and modest annual merit increases. These increases were offset by a reduction of approximately 2,400 full-time equivalent employees during 2012. The $92 million, or 24%, increase in employee benefits was largely driven by a $60 million gain related to curtailment of our pension plan net of a discretionary 401(k) contribution recognized in 2011, partially offset by higher discretionary 401(k) contributions in 2012.

Outside processing and software expenses increased $57 million, or 9%, compared to 2011. The increase was largely due to increased outsourced services, application hosting costs, and software maintenance charges as we transition more processing from internal to external parties.

Operating losses decreased $100 million, or 27%, compared to 2011. The decline was driven by the recognition in 2011 of a $120 million liability related to the potential national mortgage servicing settlement and other declines during 2012 in litigation-related expenses that tend to fluctuate based on specific legal matters, partially offset by a $63 million accrual in 2012 as part of the Acceleration and Remediation Agreement related to the Consent Order.

Credit and collection services expense decreased $36 million, or 13%, compared to 2011. Approximately two-thirds of the reduction was related to lower costs associated with servicing mortgage loans. Mortgage-related expenses declined due to improved asset quality in both the owned and serviced-for-others portfolios.

Regulatory assessments decreased $67 million, or 22%, compared to 2011. The decrease in 2012 was due to a lower FDIC assessment rate, which reflects a lower risk profile, and a change in the assessment base that took effect in 2011.

Consulting and legal expenses increased $45 million, or 38%, compared to 2011. The increase was attributable to consulting costs associated with specific business initiatives and costs to address the mortgage servicing Consent Order. As a result of the Acceleration and Remediation Agreement related to the Consent Order that was entered into in January 2013, we will no longer be required to incur the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review.  The consulting and legal costs associated with the foreclosure file review have been approximately $10 million to $20 million per quarter, and are expected to decline significantly beginning in the first quarter of 2013.  However, we continue to incur regulatory required consulting and legal costs. For example, we may incur additional consulting and legal costs in the future associated with new regulatory requirements related to Consent Order remediation activities, National Servicing Settlement monitoring and oversight, and CFPB directives. For additional information regarding the Consent Order, see Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and the “Nonperforming Assets” section of this MD&A.

Other real estate expense decreased $124 million, or 47%, compared to 2011. The decrease was predominantly due to a decline in the OREO inventory resulting in lower loss provisioning, combined with a decrease in losses on sales of owned properties. Over time, as the economic environment improves, we expect that other real estate expense will continue to improve, but will likely remain elevated compared with the levels realized prior to the economic recession.

Affordable housing impairment increased $86 million compared to 2011, driven by a $96 million write-down recognized in the third quarter of 2012, upon the decision to market certain affordable housing investments for sale. One of these consolidated affordable housing properties was sold as of December 31, 2012 at an immaterial gain. For the remaining $0.1 billion of properties, marketing efforts continue as scheduled, and it is anticipated that the properties will be sold in 2013. There was no additional valuation adjustment required in the fourth quarter of 2012.

Net loss on debt extinguishment increased by $19 million compared to 2011, due to the $13 million non-cash charges associated with the redemption of higher cost trust preferred securities.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the year ended December 31, 2012, the provision for income taxes was $773 million, resulting in an effective tax rate of 28.3%. For the year ended December 31, 2011, the provision for income taxes was $79 million, resulting in an effective tax rate of 10.9%. The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The increase in the effective tax rate for the year ended December 31, 2012, was primarily due to higher pre-tax earnings. See additional discussion related to the provision for income taxes in Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

LOANS
Our disclosures about the credit quality of our loan portfolios and the related credit reserves 1) describe the nature of credit risk inherent in our loan portfolio, 2) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and 3) explain the changes in the ALLL and reasons for those changes. We disclose our loan portfolio by segment and/or by type of loan, which is the level at which we develop and document our method for determining our ALLL. Loan types are further categorizations of our portfolio segments. Our current loan portfolio segments were defined in 2010 in conjunction with adopting newly issued accounting guidance; therefore, we adjusted 2009 loan classifications to align with post-adoption loan classifications but were not able to conform 2008 loan classifications. SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption loan classifications.
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, which further disaggregate loans based upon common risk characteristics.
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

At December 31, 2012, 32% of our home equity products were in a first lien position and 68% were in a second lien position. For home equity products in a second lien position, we service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during 2013, with 95% of home equity line balances scheduled to convert to amortization in 2014 or later and over 56% in 2017 or later. It should be noted that a majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, approximately 79% of accounts, and approximately 66% of accounts with a balance, closed or refinanced before or soon after converting. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity second lien accounts when the first lien position is delinquent, including when the second lien is still current. In 2012, we initiated the monitoring of delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with second liens, as these scores are highly sensitive to first lien mortgage delinquency. At December 31, 2012, our home equity second lien loss severity was approximately 92%.
Based on guidance from our primary federal banking regulator in 2012, we elected to revise our credit policy related to the nonaccrual status of performing second lien loans and began classifying performing home equity lines, loans, and mortgages that are subordinate to nonaccrual first lien loans as NPLs. At December 31, 2012, $76 million of performing second lien loans outstanding were classified as NPLs. Our methodology for calculating the ALLL considers the financial condition of the borrower, either through the direct knowledge we have from servicing the first mortgage or through the regular refreshing of FICO scores, which quickly respond to borrower delinquencies. Therefore, this change in policy did not have a material impact on the ALLL.
Additionally, we implemented a change to our credit policy to recognize charge-offs of second lien home equity loans, lines, and mortgages at 120 days past due based on a recent analysis indicating that a vast majority of these loans are ultimately charged-off. Previously these charge-offs were recognized at 180 days past due. This change in policy resulted in $65 million of incremental charge-offs during the third quarter of 2012 when the change in policy was adopted. During the fourth quarter of 2012, we also changed our policy with respect to residential loans discharged in Chapter 7 bankruptcy that remained current but have not been reaffirmed by the borrower. This change in policy was in response to recent regulatory guidance. As a result of the policy change, we began classifying the discharged Chapter 7 loans as nonaccruing TDRs regardless of the loans' actual payment history and expected performance and recognized $79 million in charge-offs to record the loans at the estimated fair value of the underlying collateral. We identified and reclassified an incremental $232 million of residential real estate loans to nonaccrual, of which $177 million were newly designated as TDRs. Additionally, $24 million in existing nonaccrual Chapter 7 loans were newly designated as TDRs. Prior to December 31, 2012, our policy was to classify loans to borrowers who had filed for bankruptcy as nonaccrual when such loans became 60 days past due. However, we did not previously report Chapter 7 loans as TDRs unless the loans were otherwise modified under one of our loss mitigation programs.

The loan types comprising our consumer loan segment include guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles, marine, or recreational vehicles), and consumer credit cards. The composition of our loan portfolio at December 31 is shown in the following table:

Loan Portfolio by Types of Loans (Post-Adoption)				Table 5
(Dollars in millions)	2012	2011	2010	2009
Commercial loans:
Commercial & industrial	$54,048	$49,538	$44,753	$44,008
Commercial real estate	4,127	5,094	6,167	6,694
Commercial construction	713	1,240	2,568	4,984
Total commercial loans	58,888	55,872	53,488	55,686
Residential loans:
Residential mortgages - guaranteed	4,252	6,672	4,520	949
Residential mortgages - nonguaranteed[1]	23,389	23,243	23,959	25,847
Home equity products	14,805	15,765	16,751	17,783
Residential construction	753	980	1,291	1,909
Total residential loans	43,199	46,660	46,521	46,488
Consumer loans:
Guaranteed student loans	5,357	7,199	4,260	2,786
Other direct	2,396	2,059	1,722	1,484
Indirect	10,998	10,165	9,499	6,665
Credit cards	632	540	485	566
Total consumer loans	19,383	19,963	15,966	11,501
LHFI	$121,470	$122,495	$115,975	$113,675
LHFS	$3,399	$2,353	$3,501	$4,670
1Includes $379 million, $431 million, $488 million, and $437 million of loans carried at fair value at December 31, 2012, 2011, 2010, and 2009, respectively.
Loans Held for Investment
LHFI remained relatively flat during 2012; although, the composition of our loan portfolio shifted. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial and consumer balances and in reducing our exposure to certain higher risk residential and construction loans. Continuing to manage down our commercial and residential construction portfolios resulted in a combined $754 million decline in these portfolios during 2012 and an $8.5 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile. Also contributing to this shift in loan portfolio composition were the sales of $3.3 billion, net of $78 million in write-downs, in government-guaranteed mortgages and student loans. Average loans during 2012 totaled $122.9 billion while period-end loans totaled $121.5 billion at December 31, 2012, which was attributable to the sales and transfers of loans to LHFS during the year. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $3.0 billion, or 5%, during 2012 from December 31, 2011. Growth was driven by commercial and industrial loans encompassing a diverse array of large corporate and middle market borrowers. This increase in commercial and industrial loans was partially offset by decreases in commercial real estate loans and commercial construction loans. Commercial real estate loans declined $967 million, or 19%, from December 31, 2011. The majority of the decline in this portfolio was due to continued runoff, resolution of problem loans, and the sale of $161 million of commercial real estate NPLs, net of charge-offs, during 2012. These decreases were partially offset by progress made in increasing targeted commercial real estate loan production during 2012, where we anticipate seeing some portfolio growth in coming quarters. Commercial construction loans decreased $527 million, or 43%, from December 31, 2011, primarily as a result of our efforts to reduce risk levels by reducing existing construction exposure.
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
Residential loans declined during 2012. We experienced declines across all residential loan classes except nonguaranteed residential mortgages, which increased $146 million, or 1%, during 2012, despite the sale of $486 million, net of $193 million in charge-offs, of nonperforming mortgages. The overall increase in our nonguaranteed residential mortgage portfolio was a result of the low interest rate environment generating new loan demand and greater origination volume, net of payoffs, offsetting much of the declines in the remaining residential classes. Nonguaranteed residential mortgage loan growth came predominantly from borrowers with high FICO scores (i.e., 760 or above) and lower LTV ratios. Conversely, government-guaranteed residential mortgages decreased $2.4 billion, or 36%, during 2012, due to the sale of approximately $1.1 billion of guaranteed residential mortgages, net of write-downs, and higher levels of refinancing and loan paydowns. Our election to sell a portion of this guaranteed portfolio was part of our continued active management of the balance sheet, as recent quarters have yielded organic growth and the higher-risk loan balances have declined.
Consumer loans decreased $580 million, or 3%, during 2012, driven by the sale of $2.2 billion, net of write-downs, in government-guaranteed student loans during the year, partially offset by growth across all other consumer loan classes, with indirect and other direct loans increasing $833 million, or 8%, and $337 million, or 16%, respectively.

Loans Held for Sale
LHFS increased $1.0 billion during 2012. The increase was attributable to higher closed mortgage loan volume as a result of the continued low interest rate environment and expanded refinance programs announced by the U.S. government in 2012, coupled with decreased delivery volume to our LHFI portfolio.

Loan Portfolio by Types of Loans (Pre-Adoption)					Table 6

(Dollars in millions)	2012	2011	2010	2009	2008
Commercial	$45,265	$40,104	$34,064	$32,494	$41,040
Real estate:
Home equity lines	13,437	14,287	15,040	15,953	16,454
Construction	1,468	2,143	3,848	6,647	9,864
Residential mortgages[1]	29,909	32,608	31,572	30,790	32,066
Commercial real estate:
Owner occupied	7,306	7,753	8,674	8,915	8,758
Investor owned	3,919	4,758	5,868	6,159	6,199
Consumer:
Direct	8,041	9,655	6,638	5,118	5,139
Indirect	10,998	10,164	9,291	6,531	6,508
Credit card	1,127	1,023	980	1,068	970
LHFI	$121,470	$122,495	$115,975	$113,675	$126,998
LHFS	$3,399	$2,353	$3,501	$4,670	$4,032
1For the years ended December 31, 2012, 2011, 2010, 2009, and 2008, includes $379 million, $431 million, $488 million, $437 million, and $239 million, respectively, of loans carried at fair value.

Selected Loan Maturity Data				Table 7
	As of December 31, 2012
	Total	1 year or less	1-5 years	After 5 years
(Dollars in millions)
Loan Maturity
Commercial and commercial real estate[1]	$52,690	$20,057	$29,603	$3,030
Real estate - construction	713	145	497	71
Total	$53,403	$20,202	$30,100	$3,101
Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$4,556	$1,841
Floating or adjustable interest rates			25,544	1,260
Total			$30,100	$3,101
1Excludes $4.6 billion in lease financing and $838 million in installment loans.

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

The following table shows our wholesale lending exposure at December 31 to selected industries:

Funded Exposures by Selected Industries				Table 8
	2012		2011
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Consumer Products and Services	$7,693	13%	$7,105	13%
Diversified Financials and Insurance	7,155	12	5,591	10
Real Estate	6,331	11	7,331	13
Health Care and Pharmaceuticals	5,875	10	5,662	10
Government	3,964	7	3,671	7
Automotive	3,816	6	3,320	6
Retailing	3,626	6	3,593	6
Energy and Utilities	3,419	6	2,760	5
Diversified Commercial Services and Supplies	3,414	6	3,195	6
Capital Goods	3,411	6	2,974	5
Media and Telecommunication Services	2,466	4	2,052	4
Materials	1,960	3	1,823	3
Religious Organizations/Non-Profits	1,884	3	1,933	3
Transportation	1,737	3	1,231	2
Technology (Hardware and Software)	1,068	2	942	2
Individuals, Investments, and Trusts	902	2	986	2
Other Industries	167	—	1,703	3
Total	$58,888	100%	$55,872	100%

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 9
	Commercial		Residential		Consumer
	2012	2011	2012	2011	2012	2011
Geography:
Central[1]	27%	28%	21%	21%	15%	14%
Florida[2]	19	20	26	27	19	18
MidAtlantic[3]	25	26	38	36	26	25
Other	29	26	15	16	40	43
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Asset Quality
Our overall asset quality continued to demonstrate favorable trends during 2012, as NPL sales contributed to the decline in nonperforming assets during 2012. NPLs declined 47% from December 31, 2011, and totaled $1.5 billion at December 31, 2012. Net charge-offs decreased $359 million, or 18%, during 2012, compared to 2011. The net charge-off ratio fell to 1.37% during 2012, compared to 1.75% in 2011. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.48% of total loans at December 31, 2012 from 0.68% at December 31, 2011. Total early stage delinquencies also improved to 0.93% at December 31, 2012 from 1.17% at December 31, 2011. The gradual improvement in our asset quality trends was driven by the intentional reduction of our higher-risk loan balances combined with a reduction in inflows of NPLs. These items, coupled with our loan sales during 2012 and our level of government-guaranteed loans at December 31, 2012, have resulted in an improved risk profile and a loan portfolio that more closely aligns with our longer-term balance sheet targets. Our nonperforming loans have declined significantly since their peak in 2009, down by $4.0 billion, or 72%, and during 2012 we took actions that further accelerated this decline by selling approximately $647 million of mortgage and commercial real estate NPLs, net of charge-offs. At December 31, 2012, the percentage of NPLs to total loans was 1.27%, down 110 basis points from December 31, 2011. We expect NPLs to continue to trend down in 2013 as asset quality improves and loans move through the foreclosure process.
Net charge-offs totaled $1.7 billion during 2012, compared to $2.0 billion during 2011. Included in 2012 was $226 million in charge-offs associated with the sale of mortgage and commercial real estate NPLs, $79 million in charge-offs from the changes in policy related to loans discharged in Chapter 7 bankruptcy, and $65 million in charge-offs from the second lien credit policy change, both of which are further discussed in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K and the "Allowance for Credit Losses" section of this MD&A. Net charge-offs have trended favorably for several quarters, and we expect that trend to continue in the coming quarters.
Early stage delinquencies of 0.93%, reached their lowest level in several quarters at December 31, 2012, led by a 47 basis point decrease from year end 2011 in residential loans. At December 31, 2012, all residential loan classes showed improvement compared to December 31, 2011, with nonguaranteed residential mortgages demonstrating the largest improvement, declining 57 basis points. We expect future early stage delinquency ratio improvements to be driven by residential loans, as they are still elevated by historical standards. The overall economy, particularly changes in unemployment, will influence any additional improvement.
Overall, we are pleased with our improved risk profile and positive trends in credit metrics. As we look forward, a recovering economy should continue to support our positive asset quality trends, with additional improvements propelled by the residential portfolio, as most of the commercial and consumer portfolios are currently approaching more normal credit quality levels.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. Reflecting the favorable trends in credit quality, the ALLL declined slightly to $2.2 billion at December 31, 2012, down $283 million from December 31, 2011. The ALLL represented 1.80% of total loans at December 31, 2012, down 21 basis points from December 31, 2011. See Note 1, "Significant Accounting Policies," and Note 7, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-K, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation. As previously noted, while the reclassification of our loan types in 2010 had no effect on total loan charge-offs and loan recoveries, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption charge-off and recovery classifications due to the inability to restate prior periods under the post-adoption classifications.
A rollforward of our allowance for credit losses, along with our summarized credit loss experience for the years ended December 31, is shown in the table below:

Summary of Credit Losses Experience (Post-Adoption)				Table 10
(Dollars in millions)	2012	2011	2010	2009
Allowance for Credit Losses
Balance - beginning of period	$2,505	$3,032	$3,235	$2,379
Allowance recorded upon VIE consolidation	—	—	1	—
(Benefit)/provision for unfunded commitments	(3)	(10)	(57)	87
Provision for loan losses	1,398	1,523	2,708	4,007
Charge-offs:
Commercial loans	(457)	(803)	(1,087)	(1,432)
Residential loans	(1,316)	(1,275)	(1,736)	(1,707)
Consumer loans	(134)	(163)	(195)	(259)
Total charge-offs	(1,907)	(2,241)	(3,018)	(3,398)
Recoveries:
Commercial loans	154	140	99	84
Residential loans	31	18	20	17
Consumer loans	41	43	44	59
Total recoveries	226	201	163	160
Net charge-offs	(1,681)	(2,040)	(2,855)	(3,238)
Balance - end of period	$2,219	$2,505	$3,032	$3,235
Components:
ALLL	$2,174	$2,457	$2,974	$3,120
Unfunded commitments reserve [1]	45	48	58	115
Allowance for credit losses	$2,219	$2,505	$3,032	$3,235
Average loans	$122,893	$116,308	$113,925	$121,041
Year-end loans outstanding	121,470	122,495	115,975	113,675
Ratios:
ALLL to period-end loans [2,3]	1.80%	2.01%	2.58%	2.76%
ALLL to NPLs [4]	142	85	73	59
ALLL to net charge-offs	1.29x	1.20x	1.04x	0.96x
Net charge-offs to average loans	1.37%	1.75%	2.51%	2.67%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $379 million, $433 million, $492 million, and $449 million, respectively, of LHFI carried at fair value were excluded from year-end loans in the calculation.
3 Excluding government-guaranteed loans of $9.6 billion, $13.9 billion, $8.8 billion, and $3.7 billion, respectively, from year-end loans in the calculation results in ratios of 1.95%, 2.27%, 2.79%, and 2.84%, respectively.
4 For the ratio, $19 million, $25 million, $28 million, and $46 million, at December 31, 2012, 2011, 2010, and 2009, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.

Charge-offs
Net charge-offs declined by $359 million, or 18%, compared with 2011. Included in 2012 net charge-offs were $226 million in net charge-offs associated with sales of nonperforming residential mortgage and commercial real estate loans, which were completed primarily in the second half of 2012, as well as the recognition of $65 million in incremental charge-offs related to our second lien policy change and $79 million related to our policy change for loans discharged in Chapter 7 bankruptcy. Prior to our second lien policy change, we charged-off second lien loans at 180 days past due. During the year we implemented a change in credit policy to recognize the charge-off at 120 days past due. Additionally, we changed our policy with respect to residential loans discharged in Chapter 7 bankruptcy that had have not been reaffirmed by the borrower even when the borrower was current on their contractually due payments. This change in policy was in response to recent regulatory guidance. These increases to charge-offs were offset by improvements in credit quality driving lower net charge-offs. Net charge-offs have trended favorably for the last several quarters, and we expect that overall trend to continue in the coming quarters. The ratio of net charge-offs to average loans was 1.37% during 2012, a reduction of 38 basis points from 2011. Refer to Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K for additional policy information.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. As of December 31, 2012, the provision for loan losses was down $125 million, or 8%, compared to December 31, 2011. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during 2012.

Summary of Credit Losses Experience (Pre-Adoption)					Table 11
(Dollars in millions)	2012	2011	2010	2009	2008
Allowance for Credit Losses
Balance - beginning of period	$2,505	$3,032	$3,235	$2,379	$1,290
Allowance from acquisitions & other activity, net	—	—	1	—	159
Provision for loan losses	1,398	1,523	2,708	4,007	2,474
(Benefit)/provision for unfunded commitments[1]	(3)	(10)	(57)	87	20
Charge-offs:
Commercial	(218)	(268)	(386)	(613)	(219)
Real estate:
Home equity lines	(436)	(496)	(591)	(715)	(449)
Construction	(85)	(334)	(447)	(507)	(194)
Residential mortgages[2]	(906)	(822)	(1,281)	(1,236)	(525)
Commercial real estate	(112)	(137)	(92)	(32)	(25)
Consumer loans:
Direct	(48)	(48)	(50)	(57)	(42)
Indirect	(61)	(80)	(84)	(152)	(193)
Credit cards	(41)	(56)	(87)	(86)	(33)
Total charge-offs	(1,907)	(2,241)	(3,018)	(3,398)	(1,680)
Recoveries:
Commercial	54	57	46	40	24
Real estate:
Home equity lines	52	40	40	30	16
Construction	21	29	12	8	3
Residential mortgages	34	22	21	18	8
Commercial real estate	23	8	(2)	4	1
Consumer loans:
Direct	7	8	8	8	8
Indirect	29	32	33	49	54
Credit cards	6	5	5	3	2
Total recoveries	226	201	163	160	116
Net charge-offs	(1,681)	(2,040)	(2,855)	(3,238)	(1,564)
Balance-end of period	$2,219	$2,505	$3,032	$3,235	$2,379
Components:
ALLL	$2,174	$2,457	$2,974	$3,120	$2,351
Unfunded commitments reserve	45	48	58	115	28
Allowance for credit losses	$2,219	$2,505	$3,032	$3,235	$2,379
Average loans	$122,893	$116,308	$113,925	$121,041	$125,433
Period-end loans outstanding	121,470	122,495	115,975	113,675	126,998
Ratios:
ALLL to period-end loans[3]	1.80%	2.01%	2.58%	2.76%	1.86%
ALLL to NPLs[4]	142%	85%	73%	59%	62%
ALLL to net charge-offs	1.29x	1.20x	1.04x	0.96x	1.50x
Net charge-offs to average loans	1.37%	1.75%	2.51%	2.67%	1.25%
1 Beginning in the fourth quarter of 2009, SunTrust began recording the provision for unfunded commitments within the provision for credit losses in the Consolidated Statements of Income. Given the immateriality of this provision, prior to the fourth quarter of 2009, the provision for unfunded commitments remains classified within other noninterest expense in the Consolidated Statements of Income.
2 Prior to 2009, borrower misrepresentation and denied insurance claim losses were recorded as operating losses in the Consolidated Statements of Income. These credit-related operating losses totaled $160 million during the year ended December 31, 2008. During 2009, credit-related operating losses charged-off against previously established reserves within other liabilities totaled $195 million.
3 For this ratio, $379 million, $433 million, $492 million, $449 million, and $270 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively, of LHFI carried at fair value were excluded from period-end loans.
4 For the ratio, $19 million, $25 million, $28 million, $46 million, and $46 million, at December 31, 2012, 2011, 2010, 2009, and 2008, respectively, of NPLs carried at fair value were excluded from NPLs in the calculation.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment									Table 12
	2012			2011			2010
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$902	41%	48%	$964	39%	46%	$1,303	44%	46%
Residential loans	1,131	52	36	1,354	55	38	1,498	50	40
Consumer loans	141	7	16	139	6	16	173	6	14
Total	$2,174	100%	100%	$2,457	100%	100%	$2,974	100%	100%

The ALLL decreased by $283 million, or 12%, during 2012, with commercial and residential loans-related ALLL declining $62 million and $223 million, respectively. The decrease in ALLL was reflective of the continued improvement in the credit quality trends of our loan portfolio as evidenced by reductions in higher-risk balances, lower NPLs, and improved early stage delinquencies. Our risk profile continued to improve, as the amount of certain higher-risk loans continued to decline, while government-guaranteed loans comprised 8% of the portfolio at December 31, 2012. The variables most impacting the ALLL continue to be unemployment, residential real estate property values, and the variability and relative strength of the housing market. At December 31, 2012, the ALLL to period-end loans ratio was 1.80%, down 21 basis points from December 31, 2011, consistent with continued improvement in asset quality. When excluding government-guaranteed loans, the ALLL to period-end loans declined to 1.95% at December 31, 2012, compared to 2.27% at December 31, 2011. The ratio of the ALLL to total NPLs was 142% at December 31, 2012, compared to 85% at December 31, 2011. The increase in this ratio was primarily attributable to the $1.4 billion decline in NPLs, partially offset by the reduction in ALLL.
The reserve for unfunded commitments was $45 million at December 31, 2012, a decrease of $3 million compared to December 31, 2011. The decrease was primarily driven by lower levels of nonperforming wholesale unfunded commitments and associated reserves.

Allowance for Loan Losses by Loan Segment (Pre-Adoption)					Table 13
(Dollars in millions)	2012	2011	2010	2009	2008
Allocation by Loan Type
Commercial loans	$571	$479	$477	$650	$631
Real estate loans	1,448	1,820	2,238	2,268	1,523
Consumer loans	155	158	259	202	197
Total	$2,174	$2,457	$2,974	$3,120	$2,351
Year-end Loan Types as a Percent of Total Loans
Commercial loans	37%	33%	29%	29%	32%
Real estate loans	46	50	56	60	58
Consumer loans	17	17	15	11	10
Total	100%	100%	100%	100%	100%

NONPERFORMING ASSETS
While the reclassification of our loan types in 2010 had no effect on total NPLs, SEC regulations require us, in some instances, to present five years of comparable data where trend information may be deemed relevant, in which case we have provided the pre-adoption NPL classifications due to the inability to restate prior periods under the post-adoption classifications.

The following table presents our nonperforming assets (post-adoption):

				Table 14
(Dollars in millions)	2012	2011	2010	2009
Nonaccrual/NPLs:
Commercial loans
Commercial & industrial	$194	$348	$584	$732
Commercial real estate	66	288	342	191
Commercial construction	34	290	961	1,247
Total commercial NPLs	294	926	1,887	2,170
Residential loans
Residential mortgages - nonguaranteed	775	1,392	1,543	2,283
Home equity products	341	338	355	367
Residential construction	112	220	290	529
Total residential NPLs	1,228	1,950	2,188	3,179
Consumer loans
Other direct	6	7	10	8
Indirect	19	20	25	45
Total consumer NPLs	25	27	35	53
Total nonaccrual/NPLs	1,547	2,903	4,110	5,402
OREO[1]	264	479	596	620
Other repossessed assets	9	10	52	79
Nonperforming LHFS	37	—	—	—
Total nonperforming assets	$1,857	$3,392	$4,758	$6,101
Accruing loans past due 90 days or more[3]	$782	$2,028	$1,565	$1,500
Accruing LHFS past due 90 days or more	1	3	2	2
TDRs:
Accruing restructured loans	$2,501	$2,820	$2,613	$1,641
Nonaccruing restructured loans[2]	639	802	1,005	913
Ratios:
NPLs to total loans	1.27%	2.37%	3.54%	4.75%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.52	2.76	4.08	5.33
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $140 million, $132 million, $195 million, and $113 million at December 31, 2012, 2011, 2010, and 2009, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 Includes $979 million of consolidated loans eligible for repurchase from Ginnie Mae and classified as held for sale at December 31, 2009.
Nonperforming assets decreased $1.5 billion, or 45%, during 2012. Overall, the decrease was attributed to a $1.4 billion, or 47%, decline in NPLs noted across all loan classes, largely driven by a decline in residential mortgage NPLs of $722 million, or 37%, and a reduction of total commercial NPLs of $632 million, or 68%. The reduction in NPLs has been driven by intentionally reducing our higher-risk loan balances, including the sale of $647 million of residential mortgage and commercial real estate NPLs, net of $226 million in charge-offs, during 2012. Partially offsetting the decrease in NPLs related to loan resolution and sales was the reclassification of $232 million of loans discharged in Chapter 7 bankruptcy to NPLs due to a policy change and $76 million of NPLs as a result of a policy change to classify as NPLs performing second lien loans that are subordinate to nonaccrual first lien loans. We elected to make the bankruptcy policy change in order to align our accounting with others in the industry who are adopting this treatment as a result of guidance issued by the OCC. Additionally, the decision to transfer performing second lien loans subordinate to nonaccrual first lien loans to NPLs was driven by interagency regulatory guidance issued during 2012. At December 31, 2012, our ratio of nonperforming loans to total loans was 1.27%, down from 2.37% at December 31, 2011.
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

Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the nonperforming assets table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2012 and December 31, 2011, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $722 million, down 37%, during 2012. The reduction in nonguaranteed residential mortgage NPLs accounted for $617 million of this decline, primarily due to the sale of $486 million of residential mortgage NPLs, net of $193 million in charge-offs, during 2012. Residential construction NPLs decreased $108 million, mainly attributable to net charge-offs and lower inflows.
The decrease of $632 million, or 68%, in nonperforming commercial loans also contributed to the decline in NPLs during 2012. Specifically, the reduction in nonperforming commercial loans was predominantly driven by a $222 million reduction in commercial real estate NPLs, which included the sale of $161 million of commercial real estate NPLs, net of $32 million in charge-offs, and a $256 million reduction in commercial construction NPLs. As we move through the current commercial real estate market conditions, we continue to expect some variability in inflows of commercial real estate NPLs.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not typically recognized until after the principal has been reduced to zero. We recognized $31 million and $34 million of interest income related to nonaccrual loans during 2012 and 2011, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $147 million and $246 million during 2012 and 2011, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $215 million, or 45%, during 2012. The decline consisted of net decreases of $115 million in residential construction related properties, $68 million in residential homes, and $32 million in commercial properties. During 2012 and 2011, sales of OREO resulted in proceeds of $493 million and $619 million, respectively, contributing to net gains on sales of OREO of $34 million and a net loss of $4 million, respectively, inclusive of valuation reserves, primarily related to lots and land evaluated under the pooled approach. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for more information. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 46% and 29%, respectively, of OREO at December 31, 2012; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further declines in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At December 31, 2012 and 2011, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $0.8 billion and $2.0 billion, respectively. Accruing LHFI past due ninety days or more decreased by $1.2 billion, or 61%, during 2012. The changes were primarily driven by the sale of certain government-guaranteed residential mortgages and student loans as part of our disposition actions primarily in the second half of 2012. The majority of our past due accruing loans are residential mortgages and student loans that are fully guaranteed by a federal agency, which comprised 92% and 97% of past due accruing loans at December 31, 2012 and 2011, respectively. As of the same dates, $60 million and $57 million, respectively, of accruing loans past due ninety days or more were not guaranteed.
In April 2011, we, along with other servicers, entered into Consent Orders with supervisory regulatory agencies (in our case, the FRB). We describe the Consent Order in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K and a copy of it was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Consent Order required us to improve certain processes related to residential mortgage loan servicing. Under the Consent Order, we agreed to retain an independent consultant approved by the FRB to conduct a review of residential foreclosure actions pending or completed at any time during 2009 and 2010 for loans serviced by STM to identify any errors or deficiencies, determine whether any instances so identified resulted in financial harm, and prepare a written report detailing the findings. On January 7, 2013, we, along with nine other mortgage servicers, entered into a Acceleration and Remediation Agreement related to the Consent Order with the FRB to conclude the independent foreclosure review and accelerate remediation to all borrowers whose loans were included in the review. See additional discussion in the "Executive Overview" and "Noninterest Expense" sections of this MD&A.

Nonperforming Assets (Pre-Adoption)					Table 15

(Dollars in millions)	2012	2011	2010	2009	2008
Nonaccrual/NPLs:
Commercial	$103	$127	$255	$484	$322
Real estate:
Construction loans	85	390	1,013	1,484	1,277
Residential mortgages	925	1,655	1,988	2,716	1,847
Home equity lines	281	273	285	289	272
Commercial real estate	127	431	531	392	177
Consumer loans	26	27	38	37	45
Total nonaccrual/NPLs	1,547	2,903	4,110	5,402	3,940
OREO[1]	264	479	596	620	500
Other repossessed assets	9	10	52	79	16
Nonperforming LHFS	37	—	—	—	—
Total nonperforming assets	$1,857	$3,392	$4,758	$6,101	$4,456
Accruing loans past due 90 days or more[2]	$782	$2,028	$1,565	$1,500	$1,032
Accruing LHFS past due 90 days or more	$1	$3	$2	$2	$1
TDRs:
Accruing restructured loans	$2,501	$2,820	$2,613	$1,641	$463
Nonaccruing restructured loans[3]	639	802	1,005	913	268
Ratios:
NPLs to total loans	1.27%	2.37%	3.54%	4.75%	3.10%
Nonperforming assets to total loans plus OREO and other repossessed assets	1.52	2.76	4.08	5.33	3.49
1Does not include foreclosed real estate related to serviced loans insured by the FHA or the VA. Insurance proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed.
2Includes $979 million and $494 million of consolidated loans eligible for repurchase from Ginnie Mae and classified as held for sale at December 31, 2009 and 2008, respectively.
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
Accruing loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At December 31, 2012 and December 31, 2011, specific reserves included in the ALLL for residential TDRs were $348 million and $405 million, respectively. See Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K for more information.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $24 million and $65 million at December 31, 2012 and December 31, 2011, respectively.

Selected Residential TDR Data						Table 16
	2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$470	$37	$507	$36	$45	$81
Term extension	16	4	20	3	7	10
Rate reduction and term extension	1,562	172	1,734	78	209	287
Other [2,3]	7	2	9	172	39	211
Total	$2,055	$215	$2,270	$289	$300	$589

	2011
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$473	$40	$513	$16	$69	$85
Term extension	20	10	30	2	24	26
Rate reduction and term extension	1,682	290	1,972	35	439	474
Other [2]	20	3	23	2	15	17
Total	$2,195	$343	$2,538	$55	$547	$602
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.
3 Includes $201 million of nonaccruing loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower.

At December 31, 2012, our total TDR portfolio was $3.1 billion and was composed of $2.9 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $201 million, or 6%, of commercial loans (predominantly income-producing properties), and $81 million, or 3%, of direct consumer loans.
Total TDRs decreased $482 million as accruing TDRs declined $319 million, or 11%, and nonaccruing TDRs declined $163 million, or 20%, during 2012. Reductions were primarily driven by loan sale transactions and net charge-offs, as well as repayments and a general decrease in the loan balances modified during the year. The reduction in TDRs was partially offset by a $201 million increase in TDRs due to the policy change for loans discharged in Chapter 7 bankruptcy. See additional discussion in Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such interest income recorded was $111 million in both 2012 and 2011. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $151 million and $149 million during 2012 and 2011, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2012 and 2011. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities		Table 17
	As of December 31
(Dollars in millions)	2012	2011
Trading Assets:
U.S. Treasury securities	$111	$144
Federal agency securities	462	478
U.S. states and political subdivisions	34	54
MBS - agency	432	412
CDO/CLO securities	55	45
ABS	36	37
Corporate and other debt securities	567	345
CP	28	229
Equity securities	100	91
Derivatives [1]	1,905	2,414
Trading loans [2]	2,319	2,030
Total trading assets	$6,049	$6,279
Trading Liabilities:
U.S. Treasury securities	$582	$569
Corporate and other debt securities	173	77
Equity securities	9	37
Derivatives [1]	397	1,123
Total trading liabilities	$1,161	$1,806
1 Amounts are offset with cash collateral received from or deposited with counterparties when the contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS.

Trading Assets and Liabilities
Trading assets decreased $230 million, or 4%, since December 31, 2011, driven by normal changes in the trading portfolio product mix, led by declines in derivatives and CP, partially offset by increases in trading loans and corporate and other debt securities. The increase in corporate and other debt securities was driven by an increase in high yield bonds, which was also part of our normal changes in product mix. Our gross derivative assets decreased $809 million, but were partially offset by a decrease of $300 million in cash collateral.
Trading liabilities decreased $645 million, or 36%, since December 31, 2011, predominantly due to a decrease in derivatives, slightly offset by an increase in corporate and other debt securities as a result of normal business activity. Gross derivative liabilities decreased $637 million, including a $189 million decline as a result of the early termination of the hedges related to the sale of the Coke common stock and an increase of $89 million in cash collateral.
See Note 16, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K for additional information on derivatives.

Securities Available for Sale				Table 18
	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953
1At December 31, 2012, other equity securities included the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

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
1At December 31, 2011, other equity securities included the following: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, $187 million in mutual fund investments, and $2 million of other.

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
1At December 31, 2010, other equity securities included the following: $298 million in FHLB of Atlanta stock, $391 million in Federal Reserve Bank stock,$197 million in mutual fund investments, and $1 million of other.

The amortized cost and fair value of investments in debt securities at December 31, 2012, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Maturity Distribution of Securities Available for Sale					Table 19
	December 31, 2012
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost:
U.S. Treasury securities	$11	$201	$—	$—	$212
Federal agency securities	130	1,381	340	136	1,987
U.S. states and political subdivisions	91	152	19	48	310
MBS - agency	980	12,875	3,006	555	17,416
MBS - private	—	127	78	—	205
ABS	112	72	2	28	214
Corporate and other debt securities	4	16	22	—	42
Total debt securities	$1,328	$14,824	$3,467	$767	$20,386
Fair Value:
U.S. Treasury securities	$11	$211	$—	$—	$222
Federal agency securities	131	1,449	348	141	2,069
U.S. states and political subdivisions	93	161	20	46	320
MBS - agency	1,035	13,520	3,051	563	18,169
MBS - private	—	130	79	—	209
ABS	113	71	2	30	216
Corporate and other debt securities	4	19	23	—	46
Total debt securities	$1,387	$15,561	$3,523	$780	$21,251
Weighted average yield (FTE)[1]:
U.S. Treasury securities	2.35%	1.97%	—%	—%	1.99%
Federal agency securities	3.66	2.18	2.51	2.99	2.39
U.S. states and political subdivisions	6.41	5.94	4.94	3.75	5.68
MBS - agency	2.90	2.96	2.13	2.80	2.81
MBS - private	—	8.89	8.75	—	8.83
ABS	2.16	6.46	9.24	1.08	3.52
Corporate and other debt securities	1.42	5.36	2.43	—	3.20
Total debt securities	3.15%	2.98%	2.33%	2.83%	2.87%
1Average yields are based on amortized cost.
Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the year reflect our efforts to maintain a high quality portfolio while managing our interest rate risk and liquidity risk profile. During 2012, we repositioned the U.S. Treasury and Federal agency securities portfolios and increased agency MBS in an effort to capture better relative value. Subsequently, we reduced the size of the securities portfolio by selling low coupon agency MBS and curtailed the reinvestment of principal cash flow due to the lack of attractive investment alternatives, which contributed to the approximately $3.0 billion reduction of agency MBS. Additionally, we disposed of the Coke common stock through a combination of market sales, sales to the counterparty under the Agreements, and a charitable contribution. During the year ended December 31, 2012, the sales, charitable contribution, and the early termination of the Agreements resulted in net securities gains of $1.9 billion and charitable contribution expense of $38 million. The Coke common stock was subject to variable forward agreements which are discussed in Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K and in the "Investment in Common shares of the Coca-Cola Company" section of this MD&A.
During the year ended December 31, 2012, we recorded $2.0 billion in net realized gains from the sale of securities AFS as a result of the aforementioned activities in our portfolio, compared to net realized gains of $117 million during the same period in 2011, including $7 million and $6 million of OTTI during 2012 and 2011, respectively. As of December 31, 2012 and 2011 our securities AFS portfolio was in a net unrealized gain position, which increased marginally during 2012 compared to 2011, excluding the Coke common stock, due to market value increases during the year. For additional information on composition and valuation assumptions related to securities AFS, see Note 5, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.
For the year ended December 31, 2012, the average yield on a FTE basis for the securities AFS portfolio was 2.97%, compared with 3.26% for the year ended December 31, 2011. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 2.2 years as of December 31, 2012, compared to 2.3 years as of December 31, 2011. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.2 years suggests an expected price change of 2.2% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at December 31, 2012, and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY
Background
Prior to September 2012, we had owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke's IPO and received common shares of Coke in lieu of underwriting fees. These shares grew in value over the past 93 years and were classified as securities AFS with unrealized gains, net of tax, recorded as a component of shareholders' equity. Because of the low accounting cost basis of these shares, we accumulated significant unrealized gains in shareholders' equity. As of December 31, 2011, we owned 30 million Coke shares with an accounting cost basis of approximately $69,000 and a fair market value of $2.1 billion. On August 10, 2012, we received an additional 30 million Coke shares as a result of the Coke Stock Split. In September 2012, we divested our ownership of Coke shares through sales in the market, sales to the counterparty under the Agreements discussed below, and a charitable contribution of 1 million shares.

Termination of Agreements Involving Coca-Cola Stock

In 2008, we entered into two Agreements with an unaffiliated third party. Pursuant to the terms of the Agreements, we were to deliver to the counterparty either a variable number of our shares in Coke or an equivalent amount of cash in lieu of such shares on the 2014 and 2015 settlement dates. The counterparty was to deliver to us cash of no less than a floor price of approximately $19 per Coke share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”), and no more than a ceiling price of approximately $33 per Coke share (prices are adjusted for the Coke Stock Split). Because we expected to sell our shares around the settlement date, either under the terms of the Agreements or in another market transaction, the Federal Reserve granted us Tier 1 common capital credit of approximately $730 million, which was reflective of the after-tax value of the Coke shares at the floor price. By retaining the shares from 2008 until the termination of the Agreement, we were able to continue receiving the Coke dividends and participate in the price appreciation of the Coke shares.
We reevaluated these holdings in light of the regulatory proposal regarding Basel III, which, as proposed, would increase the risk-weighted assets of equity holdings and introduce potential volatility to our regulatory capital ratios via fluctuations in AOCI, and the negative implications associated with equity securities in assumed adverse economic scenarios within future CCAR assessments. Following this review, we and the counterparty accelerated the termination of the Agreements.

Contemporaneously with entering into the Agreements in 2008, the Coke Counterparty invested in senior unsecured promissory notes issued by the Bank and SunTrust (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. Upon termination of the Agreements, we also repurchased the Notes from the Coke Counterparty, resulting in a $2 million loss recorded as an extinguishment of debt in our Consolidated Statements of Income. As a result of the Coke stock sales, charitable contribution, termination of the Agreements, and repurchase of the Notes, we recorded a pre-tax gain of approximately $1.9 billion in 2012.

DEPOSITS

Composition of Average Deposits						Table 20
	December 31			Percent of Total
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Noninterest-bearing	$37,329	$31,045	$26,103	29%	25%	22%
NOW accounts	25,155	24,751	24,668	20	20	21
Money market accounts	42,101	42,854	38,893	33	34	32
Savings	5,113	4,535	4,028	4	4	3
Consumer time	10,597	12,451	14,232	8	10	12
Other time	5,954	7,036	9,205	4	5	8
Total consumer and commercial deposits	126,249	122,672	117,129	98	98	98
Brokered time deposits	2,204	2,306	2,561	2	2	2
Foreign deposits	51	80	355	—	—	—
Total deposits	$128,504	$125,058	$120,045	100%	100%	100%

During 2012, we continued to experience deposit growth as well as improving deposit mix as the proportion of lower-cost deposit accounts increased, while the higher-cost accounts decreased. These favorable trends, along with continued low rates paid on deposits, were a major contributor to the slight growth in net interest income during the year. Average consumer and commercial deposits increased by $3.6 billion, or 3%, compared to 2011. The growth was concentrated in noninterest bearing DDA and savings accounts which increased $6.9 billion, or 19%. The increase was partially offset by declines in consumer time and other time deposit account balances which decreased by $2.9 billion, or 15%. While a portion of the low-cost deposit growth is likely attributable to clients’ desires related to increased liquidity, we continue to believe that we have also proactively generated this growth in both our Consumer and Wholesale businesses as we have expanded the number of primary client relationships during 2012. As of December 31, 2012, securities pledged as collateral for deposits totaled $8.4 billion.

Consumer and commercial deposit growth remains one of our key initiatives. During 2012, we continued to focus on growing our client base, number of households, and deposit share while managing the rates we pay on our deposits. Overall growth was accomplished through a judicious use of competitive rates in select products and select geographies. We experienced mixed results across our 16 regions due to competitive forces and concentrations of time deposit clients. Other initiatives to attract deposits included enhanced product and feature offerings, enhanced programs and initiatives, and advanced analytics that leverage product offerings with customer segmentation. We continued to provide client-facing teammates with new tools that enhance their focus on providing clients with personalized options and an exceptional client experience. We continued to leverage our brand to improve our visibility in the marketplace and to inspire customer loyalty and capitalize on some of the opportunities presented by the evolving banking landscape. We continue to manage judiciously through the implications of impending or executed regulatory change and evaluate the impacts to our deposit products and clients.

Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More				Table 21
	As of December 31, 2012
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Total
Months to maturity:
3 or less	$1,059	$61	$—	$1,120
Over 3 through 6	581	71	—	652
Over 6 through 12	1,069	30	—	1,099
Over 12	2,644	1,974	—	4,618
Total	$5,353	$2,136	$—	$7,489

BORROWINGS

Short-Term Borrowings					Table 22
	As of December 31, 2012		Year Ended December 31, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased[1]	$617	0.09%	$798	0.11%	$925
Securities sold under agreements to repurchase[1]	1,574	0.18	1,602	0.18	1,781
FHLB advances	1,500	0.34	5,149	0.24	9,000
Other short-term borrowings[2]	1,803	0.29	1,803	0.33	2,057

	As of December 31, 2011		Year Ended December 31, 2011
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$839	0.09%	$1,038	0.13%	$1,169
Securities sold under agreements to repurchase [1]	1,644	0.13	2,157	0.15	2,411
FHLB advances	7,000	0.14	604	0.21	7,000
Other short-term borrowings [2]	1,983	0.50	2,861	0.39	3,218

	As of December 31, 2010		Year Ended December 31, 2010
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$951	0.18%	$1,226	0.19%	$3,163
Securities sold under agreements to repurchase [1]	2,180	0.17	2,416	0.15	2,830
Other short-term borrowings [2]	2,690	0.70	3,014	0.43	4,894
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.
2 Other short-term borrowings includes master notes, dealer collateral, U.S. Treasury demand notes, CP, and other short-term borrowed funds.
Short-Term Borrowings
As of December 31, 2012, our period-end short-term borrowings decreased $6.0 billion, or 52%, from December 31, 2011, predominantly due to a $5.5 billion decrease in short-term FHLB advances as a result of our decision to utilize loan sale proceeds during the year to reduce short-term borrowings. We also experienced decreases of $222 million in funds purchased, $198 million in master notes, and $70 million in securities sold under agreements to repurchase, slightly offset by a $17 million increase in dealer collateral.
For the year ended December 31, 2012, our daily average short-term borrowings increased $2.7 billion, or 40%, compared to the year ended December 31, 2011. The increase was primarily attributable to increased daily average FHLB advances of $4.5 billion, partially offset by decreases in daily average balances for dealer collateral of $570 million, securities sold under agreements to repurchase of $555 million, and funds purchased of $240 million.
For the year ended December 31, 2012, our maximum monthly outstanding balance of FHLB advances was materially higher than the period-end and daily average balances as a result of increased holdings of FHLB borrowings towards the beginning of 2012, due to ordinary balance sheet management practices. Our maximum monthly outstanding balances for funds purchased, securities sold under agreements to repurchase, and other short-term borrowings were not materially different from period-end balances or from the daily average balances for 2012.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

Long-Term Debt		Table 23
(Dollars in millions)	2012	2011
Parent Company Only
Senior, fixed rate [1]	$2,270	$2,719
Senior, variable rate	152	1,527
Subordinated, fixed rate	200	200
Junior subordinated, fixed rate	—	1,197
Junior subordinated, variable rate	627	651
Total Parent Company debt	3,249	6,294
Subsidiaries
Senior, fixed rate	426	350
Senior, variable rate [2]	3,846	2,504
Subordinated, fixed rate [3]	1,336	1,260
Subordinated, variable rate	500	500
Total subsidiaries debt	6,108	4,614
Total long-term debt	$9,357	$10,908
1 Includes $0 and $448 million of debt recorded at fair value at December 31, 2012 and 2011, respectively.
2 Includes $286 million and $289 million of debt recorded at fair value at December 31, 2012 and 2011, respectively.
3 Debt recorded at fair value.

During 2012, our period-end outstanding balance of long-term debt decreased $1.6 billion. This decline was primarily due to the maturity and redemption of $1.4 billion and $589 million of floating rate senior notes and five-year floating rate senior foreign denominated notes, respectively, repurchase of $1.2 billion of fixed rate junior subordinated notes that were due in 2036 and 2068, and the extinguishment of a $1.0 billion FHLB advance and $1.2 billion of ten-year floating rate senior notes related to the Coke transaction during the year. These reductions in long-term debt were partially offset by an increase in long-term FHLB advances of $4.0 billion during the year, as part of our interest rate risk and liquidity management strategy. Consequently, the change in our debt mix has resulted in lower rates paid.
Average long-term debt decreased $1.7 billion, or 13%, compared to 2011. The decrease was primarily attributable to a $2.3 billion decline in average senior long-term debt, a decrease of $1.4 billion in average senior foreign-denominated long-term debt, and a decline of $876 million in average subordinated long-term debt, partially offset by an increase in average long-term FHLB advances of $3.0 billion.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures (RWA) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively.
The concept of Tier 1 common equity, the portion of Tier 1 capital that is considered common equity, was first introduced in the 2009 SCAP. Our regulator, rather than U.S. GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may be different than those of other financial service companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

Regulatory Capital Ratios				Table 24
	As of December 31
(Dollars in millions)	2012		2011	2010
Tier 1 capital	$14,975		$14,490	$18,156
Total capital	18,131		18,177	21,967
RWA	134,524		132,940	132,819
Tier 1 common equity:
Tier 1 capital	$14,975		$14,490	$18,156
Less:
Qualifying trust preferred securities	627		1,854	2,350
Preferred stock	725		275	4,942
Allowable minority interest	114		107	127
Tier 1 common equity	$13,509		$12,254	$10,737
Risk-based ratios:
Tier 1 common equity	10.04%	[1]	9.22%	8.08%
Tier 1 capital	11.13		10.90	13.67
Total capital	13.48		13.67	16.54
Tier 1 leverage ratio	8.91		8.75	10.94
Total shareholders’ equity to assets	12.10		11.35	13.38
1 At December 31, 2012, our Basel III Tier 1 common equity ratio as calculated under the recent NPR was estimated to be 8.2%. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio.

At December 31, 2012, our capital ratios remain strong, exceeding current regulatory requirements, and are still expected to comply with the proposed requirements under the Federal Reserve's NPR as discussed below in the "Basel III" section. The increase in the Tier 1 common equity ratio was driven by earnings. The increase in our Tier 1 capital ratio was primarily driven by earnings and the issuance of Series E preferred stock, partially offset by the redemption of $1.2 billion of trust preferred securities.
During the year ended December 31, 2012, we declared and paid common dividends totaling $107 million, or $0.20 per common share, compared with $64 million, or $0.12 per common share, during the same period in 2011. Additionally, we declared and paid dividends during the years ended December 31, 2012 and 2011, of $12 million and $7 million, respectively, on our preferred stock, excluding preferred dividends paid to the U.S. Treasury. Further, during the year ended December 31, 2011, we declared and paid dividends of $60 million to the U.S. Treasury on the Series C and D Preferred Stock.
We remain subject to certain considerations affecting our ability to increase our dividend. If we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. See Part I, Item 1A, “Risk Factors,” in this Form 10-K for additional considerations regarding the level of future dividends. Additionally, limits exist on the ability of the Bank to pay dividends to the Parent Company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $1.8 billion. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2011.
During the year ended December 31, 2012, we submitted our 2012 CCAR capital plans for review by the Federal Reserve. The Federal Reserve's review indicated that our capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Additionally, the Federal Reserve did not object to us maintaining our current quarterly common stock dividend of $0.05 per share and our plans to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital. Accordingly, during the year ended December 31, 2012, we declared a quarterly common stock dividend of $0.05 per share for each quarter and redeemed $1.2 billion of the outstanding trust preferred securities. In January 2013, we submitted our 2013 CCAR capital plan for review and expect the Federal Reserve to complete their review in March 2013.

In 2011, we initiated and completed certain elements of our January 2011 capital plan, including issuing $1.0 billion of common stock and $1.0 billion of senior debt. We then used the proceeds from those offerings, as well as other available funds, to repurchase $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that we had issued to the U.S. Treasury under the TARP’s CPP in 2008. As a result of the repurchase of Series C and D Preferred Stock, we incurred a one-time non-cash charge to net income/(loss) available to common shareholders of $74 million related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock.

In 2011, the U.S. Treasury sold, in a public auction, warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share ("Series B" warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share ("Series A" warrants). We had issued the warrants to the U.S. Treasury in connection with its investment under the CPP. The warrants have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the auction, we reacquired and retired 4 million of the Series A warrants for $11 million.
The composition of our capital elements is likely to be impacted by the Dodd−Frank Act in at least two ways over the next several years. First, the Dodd−Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which may require greater capital levels than presently required and which may vary among financial institutions based on size, risk, complexity, and other factors. As we expected, the Federal Reserve used this authority in its 2012 NPR seeking to implement the Basel III capital requirements, although this authority is not limited to the Basel III requirements. Second, a portion of the Dodd−Frank Act (sometimes referred to as the Collins Amendment) directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank. We expect that the Federal Reserve will apply these to us over a 3-year period beginning January 1, 2013, and that, as a result, as of January 1, 2016, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment at that time. We will consider changes to our capital structure as these new regulations are published and become applicable to us.
Preferred Stock Issuance
In 2011, we issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the Series B Preferred Stock). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of SunTrust. Dividends on the Series B Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.65%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series B Preferred Stock have priority over our common stock with regard to the payment of dividends. As such, we may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of our common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock was immediately redeemable upon issuance at our option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
In December 2012, we issued 4,500 shares of Perpetual Preferred Stock, Series E, no par value and $100,000 liquidation preference per share (the Series E Preferred Stock). The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of SunTrust to redeem, repurchase or retire the shares. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum of 5.875%. Shares of the Series E Preferred Stock have priority over our common stock with regard to the payment of dividends and will rank equally with our outstanding Perpetual Preferred Stock, Series A and Series B. As such, we may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of our common stock unless dividends for the Series E Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series E Preferred Stock is redeemable, at the our option, on any dividend payment date occurring on or after March 15, 2018, at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
See Note 13, "Capital" to the Consolidated Financial Statements in this Form 10-K for additional information on our preferred stock.
Basel III
In 2010, the BCBS announced new regulatory capital requirements (commonly referred to as “Basel III”) aimed at substantially strengthening existing capital requirements, through a combination of higher minimum capital requirements, new capital conservation buffers, and more stringent definitions of capital and exposure. Basel III would impose a new "Common Equity Tier 1" requirement of up to 7%, comprised of a minimum of 4.5% plus a capital conservation buffer of up to 2.5%. The

BCBS has also stated that from time to time it may require an additional, counter-cyclical capital buffer on top of Basel III standards.
In June 2012, the Federal Reserve, FDIC, and OCC issued several joint NPRs to address the implementation of the proposed Basel III regulatory capital framework for U.S. financial institutions, including proposed minimum capital requirements, definitions of qualifying capital instruments, and risk-weighted asset calculations. As proposed, we expect that our risk-weighted assets will increase primarily due to increased risk-weightings for residential mortgages, commercial real estate loans, and home equity loans, and this will result in a decline in our capital ratios. Under current rules (Basel I), our Tier 1 common equity ratio was 10.04% at December 31, 2012. We continue to analyze the NPR; however, as currently proposed, we estimate our current Basel III Tier 1 common ratio, on a fully phased-in basis, would be approximately 8.2%, which would be in compliance with the proposed requirements. See "Reconcilement of Non-U.S. GAAP Measures - Annual" in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio. Further, the NPR indicates a phase-in for the new capital rules with the proposed risk-weightings requirement not becoming effective until 2015. Notwithstanding the uncertainty surrounding the timing and content of the final rule, our current Tier 1 common ratio estimate calculated using the NPR assumptions does not include the effect of any mitigating actions we may undertake to offset some of the anticipated impact of the proposed capital changes. Our estimate of the current period Tier 1 common ratio under the NPR was calculated using the assumptions prescribed in the NPR, which can be found on the Federal Reserve's website. The agencies are continuing to evaluate the feedback received on the NPR and will consider the feedback when drafting a final rule, which could take several quarters to complete. Accordingly, the final rule may differ from the current NPR. We monitor our capital structure to ensure it complies with current regulatory and prescribed operating levels and are taking into account these proposed regulations in our capital and strategic planning.

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

Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent loss rates at December 31, 2012. Assuming a downgrade of one level in the PD risk ratings for commercial loans and leases, the ALLL would have increased by approximately $440 million at December 31, 2012. In the event that estimated loss severity rates for the entire commercial loan portfolio increased by 10 percent, the ALLL for the commercial portfolio would increase by approximately $90 million at December 31, 2012. Our determination of the allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. In the event that estimated loss severity rates for the residential and consumer loan portfolio increased by 10 percent, the ALLL for the residential and consumer portfolios would increase, in total, by approximately $90 million at December 31, 2012. Because several quantitative and qualitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to our financial statements.
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

Mortgage Repurchase Reserve

We sell residential mortgage loans to investors through whole loan sales in the normal course of our business. The investors are primarily GSEs; however, approximately 13% of the population of total loans sold between January 1, 2005 and December 31, 2012 were sold to non-agency investors, some in the form of securitizations. In association with these transactions, we provide representations and warranties to the third party investors that these loans meet certain requirements as agreed to in investor guidelines. In the last several years, we have seen a significant increase in claims from investors regarding material breaches of these representations and warranties resulting in an elevated level in the repurchase liability. The majority of the losses incurred have related to loans sold to investors from 2005 to 2008. We have experienced significantly fewer repurchase claims and losses related to loans sold since 2009 as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.

Repurchase requests received since 2005 have totaled $7.1 billion which includes Ginnie Mae repurchase demands. The following table summarizes demand activity for the years ended December 31:

Repurchase Request Activity			Table 25
(Dollars in millions)	2012	2011	2010
Beginning pending repurchase requests	$590	$293	$326
Repurchase requests received	1,726	1,736	1,130
Repurchase requests resolved:
Repurchased	(769)	(789)	(677)
Cured	(892)	(650)	(486)
Total resolved	(1,661)	(1,439)	(1,163)
Ending pending repurchase requests	$655	$590	$293

Percent from non-agency investors:
Repurchase requests received	1.2%	2.9%	4.9%
Pending repurchase requests	2.5%	2.0%	9.9%

As presented in the table above, repurchase requests were relatively stable in 2012 as compared to 2011, even though the first half of 2012 reflected a higher pace of repurchase requests. The repurchase request level subsequently moderated in the second half of 2012. The repurchase requests were primarily related to loans sold to FNMA from 2006 to 2008. The repurchase requests continue to be concentrated in loans that are seriously delinquent or have already been through the foreclosure process.

The following table summarizes the original principal balance of loans sold from 2006 to 2008, excluding loans sold to Ginnie Mae, as well as the cumulative default rate and repurchase request rate:

Original Principal Balance Sold				Table 26
(Dollars in billions)	2006	2007	2008	Total
Sold unpaid principal balance
GSEs	$30.2	$40.8	$27.6	$98.6
Non-agency	11.9	9.4	0.1	21.4
Total sold unpaid principal balance	$42.1	$50.2	$27.7	$120.0

Ever-120 days past due[1]	$7.8	$11.0	$3.0	$21.8
Ever-120 days past due/sold unpaid principal balance	18.5%	21.9%	10.8%	18.1%

Total repurchase requests received	$2.0	$3.2	$0.7	$5.9
Total repurchase requests/ever-120 days past due	25.1%	29.5%	25.0%	27.3%

[1] Includes estimates for delinquent loans sold servicing released

Repurchase requests received during 2012 were primarily related to loans sold in 2007. The volume of repurchase requests from a particular sale vintage is driven by several factors. The primary factor is the volume of defaulted loans. As shown above, the largest volume of defaulted loans is from 2007 due to the volume of sales during that year, combined with the credit guidelines applicable to loans originated during that period. To date, repurchase request volumes were also driven by the inverse relationship between repurchase requests and the amount of time between origination and default. That is, the shorter the timeframe between origination and default, the greater the repurchase request volume; and the longer the timeframe, the lower the repurchase request volume. Because of this relationship, fewer repurchase requests received during 2012 were from loans sold prior to 2006.

Another factor is the investor selection and review process. We believe that the GSEs have primarily focused on defaulted loans that have been through the foreclosure process, as well as outstanding loans that are seriously delinquent, and have been much less focused on the outstanding loans that are current. We believe this is driven by the final dollar severity loss impact to the GSEs. The more recent selections, as evidenced by the GSEs' requests for full loan files, have shown some shifts towards outstanding loans that are current. This could suggest that the GSEs are working through the backlog of defaulted and seriously delinquent loans from prior years and that the repurchase requests in the latter half of 2012 were due to an acceleration of timing of repurchase requests.

Our liability for losses resulting from loan repurchases is initially based upon the fair value of these guarantees. Subsequently, the liability is increased for probable losses based on the vintage, product, and investor level based on the most recent information. The liability is calculated by sales vintage based on various factors including:

• pending repurchase demands,
• the population of loans that have ever been 120 or more days past due, including loans currently delinquent that are expected to migrate to 120 days past due,
• the probability that a repurchase request related to a loan that has ever been or expected to be 120 or more days past due will be received,
• the probability that a loan demanded for repurchase will be repurchased, and
• historical loss experience.

The previous table presented historical information regarding the population of defaulted loans and repurchase request rates. The following table presents historical information regarding the repurchase rates and loss severity for loans sold between 2006 to 2008.

Repurchase Rates and Loss Severity				Table 27
(Dollars in billions)	2006	2007	2008	Total
Repurchased	$0.9	$1.7	$0.4	$3.0
Cured	1.0	1.2	0.2	2.4
Pending	0.1	0.3	0.1	0.5
Total repurchase requests received	$2.0	$3.2	$0.7	$5.9

Repurchase rate	51%	57%	57%	55%

Losses recognized	$0.4	$0.9	$0.2	$1.5
Loss severity	45%	52%	48%	50%
Loss severity last 12 months	61%	55%	44%	54%

Some of the assumptions used in the reserve process contain a level of uncertainty since they are largely derived from historical experience that has been limited and highly variable. One of the most critical and judgmental assumptions is the repurchase rate because it requires us to make assessments regarding the actions that will be taken by third party investors in the context of the highly variable history we have experienced with their current volume and timing of requests. During 2012, we increased the reserve as a result of recent information received from the GSEs, as well as our recent experience related to full file requests and repurchase demands, which enhanced our ability to estimate future losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. These vintage loans have comprised the vast majority of mortgage repurchase losses to date. Consequently, future mortgage repurchase provisions are expected to decline substantially from levels experienced in recent quarters, and we expect the reserve to decline as losses are realized.

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

Our current estimated liability for contingent losses related to loans sold was $632 million as of December 31, 2012. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income. Various factors could potentially impact the accuracy of the assumptions underlying our mortgage repurchase reserve estimate. As previously discussed, the level of repurchase requests we receive is dependent upon the actions of third parties and could differ from the assumptions that we have made. Delinquency levels, delinquency roll rates, and our loss severity assumptions are all highly dependent upon economic factors including changes in real estate values and unemployment levels which are, by nature, difficult to predict. Loss severity assumptions could also be negatively impacted by delays in the foreclosure process which is a heightened risk in some of the states where our loans sold were originated. Approximately 16% of the population of total loans sold between January 1, 2006 and December 31, 2008 were sold to non-agency investors, some in the form of securitizations. Due to the nature of these structures and the indirect ownership interests, the potential exists that investors, over time, will become more successful in forcing additional repurchase demands. While we have used the best information available in estimating the mortgage repurchase reserve liability, these and other factors, along with the discovery of additional information in the future could result in changes in our assumptions which could materially impact our results of operations.

See "Noninterest Income" in this MD&A and Note 17, “Reinsurance Arrangements and Guarantees - Loan Sales,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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

We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is considered probable and the amount can be reasonably estimated. The liability is recorded in other liabilities in the Consolidated Balance Sheets and related expense is recorded in the applicable category of noninterest expense, depending on the nature of the legal matter, in the Consolidated Statements of Income. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our estimates are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.

Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial conditions and results of operations. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material adverse impact to our financial condition, results of operations, or cash flows. See Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

Estimates of Fair Value

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Certain of our assets and liabilities are measured at fair value on a recurring basis. Examples of recurring uses of fair value include derivative instruments, AFS and trading securities, certain LHFI and LHFS, certain issuances of long term debt and brokered CDs, and MSRs. We also measure certain assets at fair value on a non-recurring basis either when such assets are carried at the LOCOM, to evaluate assets for impairment, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS, OREO, goodwill, intangible assets, nonmarketable equity securities, certain partnership investments, and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value.

The objective of fair value is to use market-based inputs or assumptions, when available, to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where observable market prices from transactions for identical assets or liabilities are not available, we identify what we believe to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other techniques by obtaining third party quotes or using modeling techniques, such as discounted cash flows, while attempting to utilize market observable assumptions to the extent available. Absent current market activity in that specific instrument or a similar instrument, the resulting valuation approach may require making a number of significant judgments in the estimation of fair value. Market conditions during the credit crisis led to limited or nonexistent trading in certain of the financial asset classes that we have owned. Although market conditions have improved and we have seen the return of liquidity in certain markets, we continue to experience a low level of activity in a number of markets and also hold a limited amount of instruments that do not have an active market, which creates additional challenges when estimating the fair value of these financial instruments.

Generally, the assets and liabilities most affected by the lack of liquidity or observable market are those required to be classified as level 3 in the fair value hierarchy. As a result, various processes and controls have been adopted to determine that appropriate methodologies, techniques and assumptions are used in the development of fair value estimates, particularly related to those instruments that require the use of significant, unobservable inputs. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. We used significant unobservable inputs to fair value, on a recurring basis, for certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs, and certain derivatives. Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Our exposure to level 3 financial instruments continues to decline due to paydowns, sales and settlements of these instruments, and minimal purchases. The following table discloses assets and liabilities carried at fair value on a recurring basis that have been impacted by level 3 fair value determinations.

Level 3 Assets and Liabilities		Table 28
	As of December 31
(Dollars in millions)	2012	2011
Trading assets	$58	$49
Securities AFS	914	1,041
LHFS	8	1
LHFI	379	433
Other intangible assets [1]	899	921
Other assets [2]	132	84
Total level 3 assets	$2,390	$2,529
Total assets	$173,442	$176,859
Total assets measured at fair value	$32,701	$38,445
Level 3 assets as a percent of total assets	1.4%	1.4%
Level 3 assets as a percent of total assets measured at fair value	7.3	6.6
Trading liabilities	$—	$189
Other liabilities [2,3]	31	22
Total level 3 liabilities	$31	$211
Total liabilities	$152,457	$156,793
Total liabilities measured at fair value	$3,661	$4,905
Level 3 liabilities as a percent of total liabilities	—%	0.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.8	4.3
1 MSRs carried at fair value [2] Includes IRLCs [3] Includes Visa derivative

The following discussion provides further information on fair value accounting by balance sheet category including the difficult to value assets and liabilities displayed in the table above. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for a detailed discussion regarding level 2 and 3 securities and valuation methodologies for each class of securities.

Trading Assets and Liabilities and Securities AFS

In estimating the fair values for the majority of securities AFS and trading instruments, including residual and certain other retained securitization interests, fair values are based on observable market prices of the same or similar instruments. Specifically, the majority of trading assets and liabilities are priced by the respective trading desk and the majority of securities AFS are priced by an independent third party pricing service. We have an internal, yet independent validation function in place to evaluate the appropriateness of the marks received from third party pricing services. For trading securities and securities AFS in active trading markets, this can be done by comparing the marks against two to three other widely used third party pricing services or sources. For less liquid instruments, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance.

We also gather third party broker quotes or use industry-standard or proprietary models to estimate the fair value of these instruments particularly when pricing service information or observable market trades are not available. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument's fair value.

When fair values are estimated based on models, we consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates. As liquidity returns to certain markets, we have more pricing information from third parties and a reduction in the need to use internal pricing models to estimate fair value. Even when third party pricing is available, we continued to classify certain assets as level 3 as we believe that this third party pricing relied on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintages and exposures we hold.

As certain markets recover, we are able to reduce our exposure to many of our level 3 instruments through sales, maturities, or other distributions at prices approximating our previous estimates; thereby corroborating the valuation approaches used. Many of our remaining level 3 securities, however, will be held until final distribution or maturity. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be similar to or greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which reflect downward pressure due to liquidity issues and other broader macro-economic conditions. It is reasonably likely that market volatility for certain instruments will continue as a result of a variety of external factors. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and to use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing certain level 3 instruments. The illiquidity that continues to persist in certain markets requires discounts of this degree to drive a market competitive yield, as well as to account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids, and/or (iv) our professional judgment.

All of the techniques used and information obtained in the valuation process provide a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management's judgment, represented a reasonable estimate of the instrument's fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect. Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs and the Visa litigation related derivative, which are level 3 instruments. See Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in this Form 10-K for a detailed discussion regarding derivative contracts and valuation.

At December 31, 2012, level 3 trading assets and level 3 securities AFS totaled $58 million and $914 million, respectively. Our level 3 securities AFS portfolio included FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities AFS totaled approximately $653 million at December 31, 2012. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations. We also have exposure to bank trust preferred CDOs, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore the significant assumptions used to value the securities are not market observable.

Level 3 trading assets increased by $9 million, or 18%, during the year ended December 31, 2012, primarily due to net unrealized mark-to-market gains and a small amount of purchases, partially offset by sales, paydowns, redemptions, and maturities of securities. Level 3 securities AFS declined by $127 million, or 12%, during the year ended December 31, 2012, due to continued paydowns and redemptions by issuers of securities, partially offset by net unrealized mark-to-market gains and a small amount of FHLB of Atlanta stock purchases. During the year ended December 31, 2012, we recognized through earnings $300 million in net losses related to trading assets and liabilities and securities AFS classified as level 3, primarily due to the $304 million net loss related to the terminated cash flow hedge reclassification from AOCI to earnings relative to the settled Coke derivatives during 2012.

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

Other Intangible Assets and Other Assets

We record all MSRs at fair value on a recurring basis. The fair value of MSRs is based on discounted cash flow analyses and can be highly variable quarter to quarter as market conditions and projected interest rates change. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in this Form 10-K. This sensitivity analysis does not take into account hedging activities discussed in the “Other Market Risk” section of this MD&A.

The fair values of OREO and other repossessed assets are typically determined based on recent appraisals by third parties and other market information. Our OREO properties are concentrated in Georgia, Florida, and North Carolina. Further deterioration in property values in those states or changes to our disposition strategies could cause our estimates of OREO values to decline which would result in further write-downs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets, and long-lived assets. For long-lived assets, including intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Other Liabilities

The fair value methodology and assumptions related to our IRLCs is described in Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Goodwill

As of December 31, 2012, our reporting units with goodwill balances were Consumer Banking and Private Wealth Management, Wholesale Banking and Ridgeworth Capital Management. As of December 31, 2011, our reporting units with goodwill balances were Branch Banking, Diversified Commercial Banking, CIB, and W&IM. See Note 20, "Business Segment

Reporting," to the Consolidated Financial Statements in this Form 10-K for a further discussion of our reportable segments and changes that occurred during 2012.

We review the goodwill of each reporting unit for impairment on an annual basis as of September 30th, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, the fair value of tangible assets and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is applied based on observable multiples from guideline transactions, adjusted to reflect our specific factors, as well as current market conditions. Based on our annual impairment analysis of goodwill as of September 30, 2012, we determined for the following reporting units that the fair value is in excess of the respective reporting unit's carrying value by the following percentages:

Consumer Banking and Private Wealth Management	21%
Wholesale Banking	31%
RidgeWorth Capital Management	147%

The fair value of the GenSpring reporting unit, however, was less than its carrying value as of September 30, 2012. As a result, we performed the second step of the goodwill impairment evaluation and recorded an impairment loss of $7 million, which was the entire amount of goodwill recorded for the GenSpring reporting unit prior to the impairment evaluation.

We monitored events and circumstances during the fourth quarter of 2012 for all reporting units, of which no events gave rise to an additional impairment test.

Valuation Techniques

In determining the fair value of our reporting units, we use discounted cash flow analyses, which require assumptions about short and long-term net cash flow, growth rates for each reporting unit, as well as discount rates. Additionally, we consider guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units.

Growth Assumptions

Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% as of September 30, 2012 and 2011 based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In the annual analysis as of September 30, 2012, the discount rates ranged from 12% to 20%. In the annual analysis as of September 30, 2011, the discount rates ranged from 13% to 17%.

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

Income Taxes

We are subject to the income tax laws of the U.S., its states and municipalities where we conduct business. We estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense or benefit is reported in the Consolidated Statements of Income.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities on the Consolidated Balance Sheets. In estimating accrued taxes, we assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating our tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results. We review our tax positions quarterly and make adjustments to accrued taxes as new information becomes available.

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. We expect to realize our remaining federal and state DTAs over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state DTAs as of December 31, 2012. For additional information, refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form10-K.

Pension Accounting

Several variables affect the annual cost for our retirement programs. The main variables are: (1) size and characteristics of the eligible population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns, (5) other actuarial assumptions, and (6) healthcare cost for post-retirement benefits. Below is a brief description of each variable and the effect it has on our pension costs and post-retirement costs. See Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for additional information.

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees eligible to participate in the plan and other factors including historical compensation, age, years of employment, and benefit terms. A curtailment of all pension benefit accruals was effective December 31, 2011. Prior to the pension curtailment, most participants who had 20 or more years of service as of December 31, 2007 received benefits based on a traditional pension formula with benefits linked to their final average pay and years of service. Most other participants received a traditional pension for periods prior to 2008 plus a cash balance benefit based on annual compensation and interest credits earned after 2007.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The discount rate for each plan is reset annually or upon occurrence of an event that triggers a measurement to reflect current market conditions. If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans and keep all other assumptions constant, the benefit cost would decrease/increase by less than $1 million.

Expected Long-term Rate of Return on Plan Assets

Expected returns on plan assets are computed using long-term rate of return assumptions which are selected after considering plan investments, historical returns, and potential future returns. Our 2012 pension costs reflect an assumed long-term rate of return on plan assets of 7.00%.

Any differences between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We amortize gains/losses in pension expense when the total unamortized amount exceeds 10% of plan assets or the projected benefit obligations, whichever is greater. All pension gains or losses are being amortized over participants' average expected future lifetime, which is approximately 35 years. See Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for details on changes in the pension benefit obligation and the fair value of plan assets.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, holding all other actuarial assumptions constant, the benefit cost would decrease/increase by approximately $7 million.

Recognition of Actual Asset Returns

Accounting guidance allows for the use of an asset value that smooths investment gains and losses over a period up to five years. However, we have elected to use a preferable method in determining pension cost. This method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, retirement rate, and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience.

Postretirement Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be an increase of approximately $11 million and $1 million, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a decline of approximately $10 million and $1 million, respectively.

To estimate the projected Postretirement Healthcare Benefit obligation as of December 31, 2012, we projected forward the benefit obligations from January 1, 2012 to December 31, 2012, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to manage these risks and to provide reasonable assurance that key business objectives will be achieved. Underlying this framework are limits, policies, processes, and procedures designed to effectively identify, monitor, and manage risk.

The Board is wholly responsible for oversight of enterprise risk governance. The BRC assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the CRM organization. The CRO reports to the CEO, and provides overall vision, direction, and leadership regarding our enterprise risk management framework. Additionally, the CRO provides regular risk assessments to Executive Management, the BRC, the Audit Committee of the Board, and the full Board, and provides other information to Executive Management and the Board, as requested.

Our risk governance structure and processes are founded upon three lines of defense, each of which is critical to ensuring that risk and reward in all activities are properly identified, assessed, and managed. The three lines of defense require effective teamwork combined with individual accountability within defined roles. The first line of defense is comprised of all teammates within our lines of business and geographies, and also includes select functional group activities. The first line owns and is accountable for business strategy, performance, management, and controls within their business units and for the identification, management, and reporting of existing and emerging risks. The second line of defense is comprised of Corporate Functions, including CRM, and is responsible for independent governance and oversight of risk in the first line. These processes include governance/framework design, establishment of policy and oversight of execution, and reporting. The third line of defense is comprised of the Bank's assurance functions - Audit Services and Risk Review, which independently test, verify, and evaluate management controls and provide risk-based advice and counsel to management to help develop and maintain a risk management culture that supports business objectives.

Enterprise risk governance is supported by a number of risk-related, senior management committees. These governance committees are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the: CRC, ALCO, the CC, and the PMC. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. ALCO is chaired by the CFO, and provides management and oversight of market, liquidity and balance sheet-related risks, and has the responsibility to optimize those risks in relation to the profitability of the underlying businesses. The CC is also chaired by the CFO and provides management and oversight of our capital actions and our CCAR program. PMC is chaired by the Wholesale Banking Executive and provides oversight of balance sheet allocations to ensure that new asset originations and assets available for purchase in the secondary market meet our risk and business objectives. PMC also oversees progress towards long-term balance sheet objectives. The CEO, CFO, and the CRO are members of each governance committee to promote consistency and communication. Additionally, other executive and senior officers of the Company are members of these committees based upon their responsibilities and subject matter expertise.

The CRO and, by extension, the CRM, establishes sound corporate risk processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, CRM’s objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and enterprise levels;

•	Optimize decision making;

•	Promote sound processes and regulatory compliance;

•	Maximize shareholder value; and

•	Conform to our principles of Client First, One Team, Executional Excellence, and Profitable Growth in support of our purpose of Lighting the Way to Financial Well-Being.

To achieve this objective, we continually refine our risk governance and management limits, policies, processes, and procedures to reflect changes in our operating environment and/or corporate goals and strategies. In terms of underwriting, we seek to mitigate risk through analysis of such things as a borrower's credit history, financial statements, tax returns, cash flow projections, liquidity, and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in changes such as enhanced documentation standards, maximum LTV ratios, and production channels, which contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans, as well as a decline in early stage delinquencies and nonperforming loans.

In practice, CRM measures and oversees risk management along several primary risk dimensions: credit, market, liquidity, operational, and compliance; other risks, such as legal, strategic, and reputational risk, which can arise from any corporate activity, are also monitored by CRM and other risk stewards, such as Technology Risk and Compliance; Finance Risk Management; Human Resources; Supplier Management, and others. Credit risk programs are overseen by the Chief Wholesale Credit Officer and the Chief Retail Credit Officer; market risk and liquidity programs are overseen by the Corporate Market Risk Officer; operational risk programs, including the enterprise Bank Secrecy Act/Anti-Money Laundering program, are overseen by the CORO; Compliance programs are overseen by the Corporate Compliance Officer; and regulatory relations activities are overseen by the Corporate Regulatory Liaison Officer. Other activities overseen by CRM include risk information and reporting; risk analytics (including the ALLL); and other assurance, such as, Risk Review and Model Risk Management, and risk administration functions.
Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, investment securities, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain the long-run profitability and capital adequacy of our business. We commit to maintain and enhance a comprehensive credit system to meet business requirements and comply with evolving regulatory standards.

CRM establishes and oversees the adherence to the credit risk management governance frameworks and policies and independently measures, analyzes, and reports on portfolio and risk trends and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Risk Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality and the integrity of our credit processes.  Additionally, total borrower exposure limits and concentration risk are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as CDS.

Borrower/counterparty (obligor) risk and facility risk is evaluated using our risk rating methodology, which is implemented for all lines of businesses. We use various risk models to estimate both expected and unexpected loss, which incorporates both internal and external default and loss experience. To the extent possible, we collect and use internal data to ensure the validity, reliability, and accuracy of our risk models used in default, severity, and loss estimation.
Operational Risk Management

We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, cyber attacks and other security risks, country risk, and legal risk, the potential for operational and reputational loss has increased.

We believe that effective management of operational risk – defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events – plays a major role in both the level and the stability of our profitability. Our Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks Company-wide. These processes support our goals in seeking to minimize future operational losses and strengthen our performance by optimizing operational capital allocation.

Operational Risk Management is overseen by our CORO, who reports directly to the CRO. The operational risk governance structure includes an operational risk manager and support staff within each line of business and corporate function. These risk managers are responsible for execution of risk management within their areas in compliance with CRM's policies and procedures.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of NII and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 57% of total loans and after giving consideration to hedging related actions, are approximately 43% of total loans.
We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2012.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand NII at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model NII from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of NII over a two year time horizon, which differs from the interest rate sensitivities in Table 29 which is prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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

In 2007, we elected to carry $6.8 billion of fixed rate debt and receive fixed/pay floating interest rate swaps at fair value in accordance with applicable accounting standards. This change resulted in a material impact to our NII sensitivity profiles as the income on the fair value swaps was no longer being reflected in net interest margin, but in trading income. As a result, to better illustrate our interest rate sensitivity from an economic perspective we previously disclosed the impact of including the fair value swaps in our NII sensitivity profiles separately. These fair value debt and swap balances have declined to $1.2 billion as of December 31, 2012 due to maturities and debt repurchases, and as such, the interest rate sensitivity results from an economic perspective has become materially consistent with our primary interest rate sensitivity results shown below.
The sensitivity analysis included below is measured as a percentage change in NII due to instantaneous moves in benchmark interest rates. Traditionally, our analysis of interest rate sensitivity was based on rate changes of +100 and -100 basis points, however, the -100 basis point analysis is less meaningful due to current interest rate levels that are already at or near 0%. As a result, we have included a more reasonable downward rate change of -25 basis points and also included an additional upward rate change of + 200. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

		Table 29

	Estimated % Change in NII Over 12 Months
(Basis points)	December 31, 2012	December 31, 2011
Rate Change
+200	4.8%	2.8%
+100	2.5%	1.8%
-25	(0.8)%	(0.3)%

Asset sensitivity has slightly increased from December 31, 2011 to December 31, 2012  primarily due to projected balance sheet growth of floating rate assets and fixed rate deposits.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis above. Whereas NII simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the NII simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII simulation model. As with the NII simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of December 31, 2012, the MVE profile indicates changes due to instantaneous changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 30

	Estimated % Change in MVE
(Basis points)	December 31, 2012	December 31, 2011
Rate Change
+200	(2.4)%	(7.1)%
+100	(0.1)%	(2.4)%
-25	(0.3)%	0.1%

The year over year decrease in MVE sensitivity to higher rates is primarily due to shortening of asset durations in a lower rate environment which will reverse to some extent in higher rate scenarios.  A corresponding increase of NII to higher rates, as noted above, is due to a greater mix of floating rate assets than liabilities which would reprice to higher yields over the next year if rates did in fact increase.

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Market Risk from Trading Activities

Under established policies and procedures, we manage market risk associated with trading, capital markets, and foreign exchange activities using a VAR approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential trading losses using a one day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days, or two to three times per year. We had no backtest exceptions to our overall firmwide VAR during the years ended December 31, 2012 and 2011. The following table presents high, low, and average VAR:

Value at Risk Profile		Table 31

	Year Ended December 31
(Dollars in millions)	2012	2011
Average VAR	$5	$5
High VAR	$6	$7
Low VAR	$4	$3

Average VAR during the year ended December 31, 2012, was unchanged compared to the year ended December 31, 2011. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to manage trading risk.

Trading assets, net of trading liabilities, averaged $4.7 billion and $3.9 billion for the year ended December 31, 2012 and 2011, respectively. Trading assets, net of trading liabilities, were $4.9 billion and $4.5 billion at December 31, 2012 and 2011, respectively. The increase in net trading assets was primarily attributable to increases in the TRS and fixed income derivatives portfolios.

Liquidity Risk Management

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

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. As of December 31, 2012, the Bank’s AFS investment portfolio contained $9.8 billion of unencumbered and liquid securities at book value, of which approximately 93% consisted of agency MBS, agency debt, and U.S. Treasury securities.

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

We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on- and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The following table presents year end and average balances from these four sources as of and for the years ended December 31, 2012 and 2011. We believe these contingent liquidity sources exceed any contingent liquidity needs.

Contingent Liquidity Sources				Table 32
	December 31, 2012		December 31, 2011
(Dollars in billions)	As of	Average for the Year Ended ¹	As of	Average for the Year Ended ¹
Excess reserves	$3.4	$2.6	$0.7	$2.6
Free and liquid investment portfolio securities	9.8	12.8	14.5	17.1
FHLB borrowing capacity	16.0	12.1	10.8	13.0
Discount window borrowing capacity	18.0	17.2	15.2	14.1
Total	$47.2	$44.7	$41.2	$46.8
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. As of December 31, 2012, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. In the absence of robust loan demand, we have chosen to deploy some liquidity to retire certain high-cost debt securities or other borrowings. For example, during the year ended December 31, 2012, we used cash on hand to retire $1.2 billion of high-cost, fixed-rate trust preferred securities including SunTrust Capital VIII (6.10%) and SunTrust Capital IX (7.875%). We called these securities pursuant to a change in regulatory capital treatment for trust preferred securities as part of new capital rules announced by the Federal Reserve. The Parent Company retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

Contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As of December 31, 2012, S&P maintained a "Positive" outlook and Moody’s, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 33
As of December 31, 2012
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Positive	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, originate primarily from our retail branch network and are our largest and most cost-effective source of funding. Core deposits increased to $130.2 billion as of December 31, 2012, from $125.6 billion as of December 31, 2011.

We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable

CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding decreased to $15.3 billion as of December 31, 2012, from $17.5 billion as of December 31, 2011. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, decreased to $4.5 billion as of December 31, 2012, compared to $5.1 billion as of December 31, 2011.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $1.7 billion of issuance capacity remains available. On November 1, 2011, we issued $750 million of 3.50% senior Parent Company notes due January 20, 2017 and throughout 2012 we have issued several small structured notes for the Parent Company in the amount of $80 million. The Bank also maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of December 31, 2012, the Bank had $36.1 billion of remaining capacity to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board, or formal program capacity, and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. As of December 31, 2012, this measure was well in excess of the current limit. Our Board Risk Committee regularly reviews this measure and other risk metrics. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. During the year ended December 31, 2012, approximately $1.0 billion of Parent Company debt matured and there is no Parent Company debt scheduled to mature in 2013. As mentioned above, we redeemed approximately $1.2 billion of trust preferred securities at the Parent Company that will not receive Tier 1 Capital credit under proposed regulatory capital rules using cash on hand. In December 2012, the Parent Company issued $450 million of Series E Preferred Stock that qualifies as Tier 1 Capital under the new regulatory capital rules. Like the Series E Preferred Stock, a majority of the Parent Company’s other liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

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

Recent Developments. During 2012 we executed several balance sheet restructuring transactions that included the early termination of agreements related to our shares of Coke common stock and the sale of certain loan portfolios. After selling the Coke shares, repurchasing the notes issued as part of the 2008 transaction, and paying taxes on the gains generated by the share sale, the net liquidity impact for the Bank and the Parent Company associated with the early termination of the Coke share agreements was immaterial. However, the Bank received significant proceeds from the sale of the loan portfolios, as further discussed in the "Loans" section of this MD&A.

Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective. For example, the BCBS published in January 2013 revised standards for the proposed LCR that would require banks to hold unencumbered high-quality liquid assets sufficient to withstand projected cash outflows under a prescribed 30-day stress scenario. The LCR is subject to an observation period that began in 2011, but will be phased-in as a requirement beginning January 1, 2015. While the potential impact of this and other regulatory proposals cannot be fully quantified at present, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and prudent liquidity management practices.

In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to sections 165 and 166 of the Dodd-Frank Act. These proposed regulations include a number of requirements related to liquidity that would be instituted in phases. The first phase encompasses largely qualitative liquidity risk management practices, including internal liquidity stress testing. The second phase would include certain quantitative liquidity requirements related to the proposed Basel III liquidity standards. We believe that we will be well positioned to demonstrate compliance with these new requirements and standards if and when they are adopted.

Other Liquidity Considerations. As presented in Table 34, we had an aggregate potential obligation of $63.6 billion to our clients in unused lines of credit at December 31, 2012. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $4.1 billion in letters of credit as of December 31, 2012, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $2.1 billion of these letters supported variable rate demand obligations as of December 31, 2012.

As of December 31, 2012, our liability for UTBs was $137 million and the liability for interest related to these UTBs was $18 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years.

Unfunded Lending Commitments		Table 34
(Dollars in millions)	December 31, 2012	December 31, 2011
Unused lines of credit:
Commercial	$36,902	$35,685
Mortgage commitments[1]	9,152	7,833
Home equity lines	11,739	12,730
Commercial real estate	1,684	1,465
CP conduit	—	765
Credit card	4,075	3,526
Total unused lines of credit	$63,552	$62,004
Letters of credit:
Financial standby	$3,993	$5,081
Performance standby	49	70
Commercial	56	55
Total letters of credit	$4,098	$5,206
1Includes IRLC contracts with notional balances of $6.8 billion and $4.9 billion as of December 31, 2012 and 2011, respectively.

Other Market Risk
Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to clients to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential and commercial mortgage LHFS (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.
We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of the warehouse and the IRLCs. The IRLCs on residential mortgage loans intended for sale are classified as derivative financial instruments and are not designated as hedge accounting relationships.
MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Given the 80 basis points drop in rates, prepayments for 2012 were up significantly over 2011 but were more than offset by growth in new MSRs additions during the year.
MSRs, which are carried at fair value, totaled $899 million and $921 million as of December 31, 2012 and 2011, respectively, are managed within established risk limits and are monitored as part of various governance processes. We recorded declines of $353 million and $733 million in the fair value of our MSRs for the years ended December 31, 2012 and 2011, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. For the years ended December 31, 2012 and 2011, we originated MSRs with fair values at the time of origination of $336 million and $224 million, respectively. For the years ended December 31, 2012 and 2011, we recorded losses related to

MSRs of $69 million and $161 million (including decay of $241 million and $200 million), respectively, inclusive of the mark-to-market adjustments on the related hedges.
We also have market risk from capital stock we hold in the FHLB of Atlanta and from capital stock we hold in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. As of December 31, 2012, we held a total of $229 million of capital stock in the FHLB, a decrease of $113 million compared to December 31, 2011. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. As of December 31, 2012, we held $402 million of Federal Reserve Bank stock, which is relatively unchanged from December 31, 2011.
We also hold, as of December 31, 2012, a total net book value of approximately $32 million of private equity (direct investments) and other equity-related investments. We generally hold these investments as long-term investments. If conditions in the market deteriorate, impairment charges could occur related to these long-term investments and other assets, including but not limited to goodwill and other intangible assets.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At December 31, 2012, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2012 and 2011, and continuing to exist as of December 31, 2012. At December 31, 2012, we had no direct exposure to sovereign debt of these countries. However, at December 31, 2012, we had direct exposure to corporations and individuals in these countries of $109 million that was comprised of unfunded commitments to lend, funded loans, and a nominal amount of letters of credit. Indirect exposure to these countries was $39 million at December 31, 2012 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries continues to be less than 1% of our total assets as of December 31, 2012, consistent with our exposure at December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 17, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-K.

CONTRACTUAL COMMITMENTS
In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. The table below presents our significant contractual obligations as of December 31, 2012, except for pension and other postretirement benefit plans, which are included in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

					Table 35
	As of December 31, 2012
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities [1]	$6,743	$6,143	$1,804	$232	$14,922
Brokered time deposits [1]	163	1,184	121	668	2,136
Long-term debt [1,2]	294	851	5,871	2,330	9,346
Operating lease obligations	214	387	331	377	1,309
Capital lease obligations [1]	1	3	3	4	11
Purchase obligations [3]	96	469	222	—	787
Total	$7,511	$9,037	$8,352	$3,611	$28,511
1Amounts do not include accrued interest.
2Amounts do not include capital lease obligations.
3Includes contracts with a minimum annual payment of $5 million.

SELECTED QUARTERLY FINANCIAL DATA							Table 36
	Three Months Ended
	2012				2011
(Dollars in millions, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations:
Interest income	$1,396	$1,445	$1,492	$1,534	$1,543	$1,538	$1,546	$1,554
Interest expense	150	174	218	223	249	275	287	305
Net interest income	1,246	1,271	1,274	1,311	1,294	1,263	1,259	1,249
Provision for credit losses	328	450	300	317	327	347	392	447
Net interest income after provision for credit losses	918	821	974	994	967	916	867	802
Noninterest income[1]	1,015	2,542	940	876	723	903	912	883
Noninterest expense	1,510	1,726	1,546	1,541	1,667	1,560	1,542	1,465
Income before provision/(benefit) for income taxes	423	1,637	368	329	23	259	237	220
Provision/(benefit) for income taxes	62	551	91	69	(57)	45	58	33
Net income/(loss) attributable to noncontrolling interest	5	9	2	10	6	(1)	1	7
Net income	$356	$1,077	$275	$250	$74	$215	$178	$180
Net income available to common shareholders	$350	$1,066	$270	$245	$71	$211	$174	$38
Net interest income - FTE [2]	$1,276	$1,301	$1,306	$1,342	$1,324	$1,293	$1,286	$1,277
Total revenue - FTE [1,2]	2,291	3,843	2,246	2,218	2,047	2,196	2,198	2,160
Total revenue - FTE, excluding net securities gains [2]	2,290	1,902	2,232	2,200	2,028	2,194	2,166	2,096
Net income per average common share:
Diluted	0.65	1.98	0.50	0.46	0.13	0.39	0.33	0.08
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury [2]	0.65	1.98	0.50	0.46	0.13	0.39	0.33	0.22
Basic	0.66	1.99	0.51	0.46	0.13	0.40	0.33	0.08
Dividends paid per average common share	0.05	0.05	0.05	0.05	0.05	0.05	0.01	0.01
Book value per common share	37.59	37.35	37.69	37.11	36.86	37.29	36.30	35.49
Tangible book value per common share [2]	25.98	25.72	26.02	25.49	25.18	25.60	24.57	23.79
Market capitalization	15,279	15,232	13,045	13,005	9,504	9,639	13,852	15,482
Market price:
High	30.64	30.79	24.83	24.93	21.31	26.52	30.13	33.14
Low	25.30	22.34	20.96	18.07	15.79	16.51	24.63	27.38
Close	28.35	28.27	24.23	24.17	17.70	17.95	25.80	28.84
Selected Average Balances
Total assets	$173,442	$173,181	$178,257	$178,226	$174,085	$172,076	$170,527	$173,066
Earning assets	151,223	152,472	153,939	154,950	151,561	146,836	145,985	146,786
Loans	121,470	121,817	124,560	122,691	119,474	115,638	114,920	115,162
Consumer and commercial deposits	130,180	124,898	126,145	127,718	125,072	122,974	121,879	120,710
Brokered time and foreign deposits	2,136	2,328	2,258	2,314	2,293	2,312	2,340	2,606
Total shareholders’ equity	20,985	20,399	20,568	20,241	20,208	20,000	19,509	23,107
Average common shares - diluted (thousands)	539,618	538,699	537,495	536,407	535,717	535,395	535,416	503,503
Average common shares - basic (thousands)	535,012	534,506	533,964	533,100	532,146	531,928	531,792	499,669
Financial Ratios (Annualized)
ROA	0.81%	2.45%	0.62%	0.57%	0.17%	0.50%	0.42%	0.42%
ROE	6.86	20.84	5.37	4.94	1.41	4.23	3.61	0.84
Net interest margin - FTE	3.36	3.38	3.39	3.49	3.46	3.49	3.53	3.53
Efficiency ratio [3]	65.93	44.90	68.83	69.50	81.45	71.05	70.17	67.83
Tangible efficiency ratio [2]	65.63	44.47	68.33	69.02	80.99	70.55	69.64	67.32
Total average shareholders’ equity to total average assets	11.82	11.76	11.51	11.45	11.61	11.62	11.44	13.35
Tangible equity to tangible assets [2]	8.82	8.48	8.31	8.14	8.10	8.38	8.07	7.87
Effective tax rate [4]	14.86	33.82	24.85	21.55	NM	17.33	24.45	15.54
Allowance to year-end total loans	1.80	1.84	1.85	1.92	2.01	2.22	2.40	2.49
Total nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.52	1.71	2.24	2.54	2.76	3.19	3.56	3.95
Common dividend payout ratio	7.7	2.5	10.0	11.0	37.6	12.7	3.1	13.2

Capital Adequacy
Tier 1 common equity	10.04%	9.82%	9.40%	9.33%	9.22%	9.31%	9.22%	9.05%
Tier 1 capital	11.13	10.57	10.15	11.00	10.90	11.10	11.11	11.00
Total capital	13.48	12.95	12.84	13.73	13.67	13.91	14.01	13.92
Tier 1 leverage	8.91	8.49	8.15	8.77	8.75	8.90	8.92	8.72
[1] Includes net securities gains	$1	$1,941	$14	$18	$19	$2	$32	$64

2 See Non-GAAP reconcilements in Table 40 of this MD&A.
3 Computed by dividing noninterest expense by total revenue-FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
4 “NM” - not meaningful.

FOURTH QUARTER 2012 RESULTS
We reported net income available to common shareholders of $350 million for the fourth quarter of 2012, an increase of $279 million compared with the same period of the prior year. Earnings per average common diluted share were $0.65 for the fourth quarter of 2012, compared with $0.13 for the fourth quarter of 2011. Continued favorable core performance trends, including strong noninterest income and lower expenses, helped drive the increase in net income available to common shareholders for the fourth quarter of 2012.
For the fourth quarter of 2012, net interest income on a FTE basis was $1.3 billion, a decrease of $48 million, or 4%, compared with the fourth quarter of 2011. The reduction in net interest income was due to lower yields on earning assets, a decline in commercial loan-related swap income, and foregone dividend income as a result of the accelerated termination of the agreements regarding the Coke shares, partially offset by higher average loans outstanding, lower rates paid on deposits and a reduction in wholesale funding. Net interest margin decreased 10 basis points to 3.36% in the fourth quarter of 2012 compared to 3.46% for the same period of 2011. Loan yields declined 37 basis points as a result of the continuation of the low interest rate environment and a decline of $40 million in commercial loan-related swap income. The yield on securities AFS declined 46 basis points and was due to a reduced portfolio, a decline in reinvestment rates, and the aforementioned foregone Coke dividend. Declines in earning asset yields were partially offset by a 32 basis point decline in rates paid on interest-bearing liabilities, primarily due to the favorable shift in deposit mix, lower deposit rates, and a decline in long-term debt borrowing costs.
For the fourth quarter of 2012, the provision for credit losses was $328 million, which remained stable compared to the fourth quarter of 2011, resulting from improved credit quality, offset by increased charge-offs from nonperforming loan sales and a policy change related to consumer loans discharged as a result of Chapter 7 bankruptcy. See additional discussion of policy information in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A, as well as Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K.
Total noninterest income was $1.0 billion for the fourth quarter of 2012, an increase of $292 million, or 40%, from the fourth quarter of 2011. This increase was primarily driven by higher mortgage-related revenue and investment banking income. Mortgage production-related income for the fourth quarter of 2012 was $241 million compared to a loss of $62 million for the fourth quarter of last year. This $303 million increase was due to a $203 million decrease in the mortgage repurchase provision coupled with higher core loan production income in the fourth quarter of 2012. Mortgage servicing income increased by $23 million compared to the fourth quarter of 2011 as a result of a $38 million decline in the fair value of the MSRs recognized in the prior year related to the HARP 2.0 program, partially offset by lower servicing fees in the fourth quarter of 2012 due to a smaller servicing portfolio. Investment banking income was a record $112 million for the fourth quarter of 2012 compared to $87 million for the fourth quarter of 2011, due to higher syndicated finance and bond origination fee income. Securities gains declined $18 million, while other noninterest income declined $21 million, largely due to $25 million of net losses recognized, primarily related to sales of Ginnie Mae loans in the fourth quarter of 2012.
Total noninterest expense was $1.5 billion during the fourth quarter of 2012, a decrease of $157 million, or 9%, from the fourth quarter of 2011. The decrease was predominantly due to a reduction in operating losses of $139 million, as well as decreases in credit-related expenses, partially offset by higher personnel expenses. The decline in operating losses was driven by an accrual in 2011 for the potential national mortgage servicing settlement, as well as lower mortgage servicing-related compensatory fees in the fourth quarter of 2012. Credit-related expenses, which includes OREO and credit and collection costs, decreased $95 million and severance expenses declined $25 million. Partially offsetting these declines was a moderate increase in outside processing costs and an increase of $114 million in employee compensation and benefits compared with the fourth quarter of 2011. The increase in employee compensation was due in part to the fourth quarter of 2011 gain of $60 million recognized in connection with the curtailment of our defined benefit pension plans, net of a discretionary 401(k)

contribution. Additionally, incentive compensation was higher in the fourth quarter of 2012, as the fourth quarter of 2011 included a year-end reduction to incentive pools, while 2012 business performance was improved. These increases were partially offset by lower salaries due to the reduction of over 2,400 full-time equivalent employees since December 31, 2011.
The income tax provision for the fourth quarter of 2012 was $62 million compared with an income tax benefit of $57 million for the fourth quarter of 2011. The increase in the income tax provision was primarily the result of higher pre-tax income in the fourth quarter of 2012 compared to the same period in 2011.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our business segments for the years ended December 31:

Net Income/(Loss) by Segment			Table 37
(Dollars in millions)	2012	2011	2010
Consumer Banking and Private Wealth Management	$237	$243	$115
Wholesale Banking	789	384	280
Mortgage Banking	(702)	(721)	(812)
Corporate Other	1,520	447	465

The following table presents average loans and average deposits for our business segments for the years ended December 31:

Average Loans and Deposits by Segment						Table 38
	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Consumer Banking and Private Wealth Management	$41,190	$39,171	$36,929	$76,722	$76,407	$74,295
Wholesale Banking	51,380	48,016	47,959	45,889	43,070	39,656
Mortgage Banking	30,289	29,128	29,043	3,638	3,084	3,135
Corporate Other	34	(7)	(6)	—	111	43

See Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Year Ended December 31, 2012 vs. 2011

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $237 million for the year ended December 31, 2012, a decrease of $6 million, or 2%, compared to the same period in 2011. The decrease in net income was due to lower noninterest income and higher noninterest expenses, partially offset by lower provision for credit losses and higher net interest income.

Net interest income was $2.5 billion, an increase of $32 million, or 1%, compared to the same period in 2011. The increase was driven by higher average loan and deposit balances, partially offset by the impact of lower loan and deposit spreads.

Net interest income related to loans increased $31 million, or 3%, compared to the prior year driven by a $2.0 billion, or 5%, increase in average loan balances, partially offset by a decrease in loan spreads of 5 basis points. The increase in average loans was driven by the fourth quarter of 2011 acquisitions of student loan portfolios, higher production in indirect auto loans, commercial loans, and consumer direct loans, partially offset by decreases in equity lines and residential mortgages. Other funding costs related to other assets and other liabilities improved by $24 million, driven primarily by a decline in funding rates.

Net interest income related to client deposits decreased $25 million, or 2%, compared to the same period in 2011. The decrease in net interest income was driven by a 4 basis point decline in deposit spreads and a decrease in funding rates for other liabilities.

This was partially offset by a $315 million increase in average client deposit balances and continued favorable deposit mix trends as low cost average deposits increased $3.0 billion, or 5%, offsetting a $2.6 billion, or 15%, decline in higher cost average time deposits.

Provision for credit losses was $596 million, a decrease of $126 million, or 17%, compared to the same period in 2011. The decrease was driven by declines in net charge-offs of: $70 million in home equity lines, $17 million in consumer indirect, $16 million in credit card, $10 million in residential mortgage loans, and $11 million in commercial. Included in these amounts were: $43 million of incremental charge-offs related to a change in credit policy accelerating the charge-off of second lien loans from 180 days to 120 days past due, and $31 million of incremental charge-offs related to a change in policy to recognize charge-offs on loans discharged in Chapter 7 bankruptcy. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” “Nonperforming Assets,” and “Restructured Loans,” sections of this MD&A.

Total noninterest income was $1.4 billion, a decrease of $138 million, or 9%, compared to the same period in 2011. Card fees decreased $129 million compared to the same period in 2011 driven by regulations on debit interchange fee income that became effective in the fourth quarter of 2011. Additionally, there was a $20 million decline in trust and investment management income influenced by clients' desires for additional liquidity, largely offset by a $12 million increase in retail investment income.

Total noninterest expense was $2.9 billion, an increase of $27 million, or 1%, compared to the same period in 2011. The increase was driven by corporate overhead allocations that offset a decrease in expenses managed by the business, such as reduced staff expense, other real estate, and operating supplies expense.

Wholesale Banking
Wholesale Banking reported record net income of $789 million for the year ended December 31, 2012, an increase of $405 million, compared to the same period in 2011. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense combined with increases in both net interest income and noninterest income.

Net interest income was $1.9 billion, a $125 million, or 7%, increase from the prior year, driven by higher loan and deposit balances. Net interest income related to loans increased $80 million, or 8%, as average loan balances increased $3.4 billion, or 7%, driven by increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate loans. Net interest income related to deposits increased $21 million, or 3%, resulting from a $2.8 billion, or 7%, increase in client deposit balances. Favorable trends in deposit mix continued as lower cost demand deposits increased $4.2 billion, or 21%, while average combined interest-bearing transaction accounts and money market accounts decreased $1.1 billion, or 5%, reflecting a continued shift in customer preference towards demand deposit products.

Provision for credit losses was $315 million, a decrease of $310 million, or 50%, from the prior year. The decrease was driven by lower net charge-offs in commercial real estate and commercial loans, partially offset by an increase in net charge-offs related to commercial real estate NPLs that were included in asset disposition transactions during 2012.

Total noninterest income was $1.5 billion, an increase of $141 million, or 10%, from the prior year, predominantly driven by increased trading revenue, investment banking revenue, leasing gains, and loan fees. These increases were partially offset by declines in card services revenue due to lower rates driven by regulations that became effective beginning in the fourth quarter of 2011, letter of credit fees, and service charges on deposit accounts.

Total noninterest expense was $2.0 billion, a decrease of $92 million, or 4%, compared to the prior year. Noninterest expense included impairment charges of $96 million related to planned affordable housing partnership interests dispositions, which are expected to be completed in 2013. Partially offsetting the impairment charges were the favorable settlement of litigation claims and continued declines in other real estate related expense and staff expense.

Mortgage Banking
Mortgage Banking reported a net loss of $702 million for the year ended December 31, 2012, an improvement of $19 million, or 3%, compared to the same period in 2011. The improvement was driven by higher gains on sale of loans and improved net MSR hedge performance that was largely offset by higher provision for credit losses, provision for mortgage repurchases, and noninterest expenses. During 2012, strategic actions were taken to improve the risk profile and strengthen the balance sheet. Those actions included additional provision for mortgage repurchases expected to cover pre-2009 GSE demands, higher provision for loan losses associated with charge-offs related to nonperforming loan sales, and market valuation losses associated with the transfer to LHFS and subsequent sale of Ginnie Mae loans.

Net interest income was $512 million, an increase of $41 million, or 9%, compared to the same period in 2011. The increase was predominantly due to higher net interest income on loans and LHFS and reduced funding costs on lower MSR balances. Residential mortgage loans increased $1.6 billion, or 6%, resulting in an increase in net interest income of $21 million. Net interest income on LHFS increased $14 million due to a $964 million increase in average balances, partially offset by lower loan spreads.
Provision for credit losses was $770 million, an increase of $77 million, or 11%, from the same period in 2011. The increase was driven by charge-offs of $193 million related to nonperforming loan sales compared with $10 million of charge-offs related to nonperforming loan sales in 2011. Additionally, policy changes related to second lien home equity loans and discharged Chapter 7 bankruptcy loans added $70 million in net charge-offs in 2012. Excluding the incremental charge-offs associated with nonperforming loan sales and policy changes, net charge-offs declined in 2012.
Noninterest income was $502 million in 2012, an increase of $261 million, compared to the same period in 2011 driven by higher mortgage production and servicing income, partially offset by higher losses on the sale of Ginnie Mae loans in 2012. Total mortgage production income for the year was $341 million, an increase of $361 million compared to prior year. Loan production volume was $32.1 billion in 2012, an increase of $9.0 billion, or 39%, from the prior year resulting in higher gains on sale and fee income. Additionally, the mortgage loan repurchase provision increased $211 million over the prior year largely due to a provision in 2012 to cover expected losses on pre-2009 GSE demands.
Mortgage servicing income was $260 million, an increase of $36 million, or 16%, compared to 2011 due to favorable net hedge performance, partially offset by higher decay and lower fee income. Additionally, 2011 included a $38 million reduction of servicing income due to an increase in prepayment assumptions attributable to anticipated refinancing activity arising from the HARP 2.0 program. Total loans serviced were $144.9 billion at December 31, 2012 compared with $157.8 billion at December 31, 2011, down 8%.
Total noninterest expense was $1.4 billion, an increase of $182 million, or 15% compared to the same period in 2011. The higher expenses were attributable to a $79 million increase in operating losses due to compliance-related costs, largely associated with mortgage servicing and litigation expenses. Additionally, consulting expenses increased $44 million, predominantly due to costs associated with the Federal Reserve Consent Order and other business initiatives. Total allocated costs increased $73 million and staff expenses increased $48 million driven by costs associated with higher production volumes. These increases were partially offset by lower agency compensatory fees and lower OREO expenses.

Corporate Other
Corporate Other's net income for the year ended December 31, 2012 was $1.5 billion, an increase of $1.1 billion, compared to the same period in 2011. The increase was predominantly due to securities gains derived from the sale of Coke stock, partially offset by lower interest income as a result of maturing interest rate swaps utilized to manage interest rate risk, lower gains from the sale of other AFS securities, and a higher charitable contributions expense.

Net interest income was $391 million, a decrease of $111 million, or 22%, compared to the same period in 2011. The decrease was primarily due to lower income from the aforementioned interest rate swaps and was partially offset by lower cost of funds driven by a decrease in other assets. Total average assets decreased $3.4 billion, or 11%, predominantly due to reduction in the investment portfolio. Average long-term debt decreased by $1.7 billion, or 14%, compared to 2011, primarily due to the repayment of senior and subordinated debt. Average short-term borrowings increased $5.7 billion as our non-deposit funding profile began to reflect a more normalized asset growth and balance sheet environment.

Total noninterest income was $2.0 billion, an increase of $1.7 billion, compared to the same period in 2011. The increase was predominantly due to a $1.9 billion net gain on the sale of the Coke stock. These gains were partially offset by a $186 million decrease in mark-to-market valuation on our public debt and index linked CDs carried at fair value, and a $83 million decrease in net gains on the sale of other AFS securities.

Total noninterest expenses decreased $45 million compared to the same period in 2011. The decrease was mainly due to the potential national mortgage servicing settlement claim expense recorded in 2011 and was partially offset by a $38 million charitable contribution of the Coke stock to the SunTrust Foundation, higher severance expense, higher lease abandonment charges related to office space utilization plan changes, and increased debt extinguishment charges in 2012 related to redemption of higher cost trust preferred securities. The increase in total staff expense was due to a $60 million gain related to curtailment of our pension plan net of a discretionary 401(k) contribution recognized in 2011 and increased incentive expenses in 2012 as a result of improved business performance.

Year Ended December 31, 2011 vs. 2010

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $243 million for the year ended December 31, 2011, an increase of $128 million compared to the same period in 2010. The increase in net income was attributable to a decrease in provision for credit losses combined with an increase in net interest income, and a decrease in noninterest expense, partially offset by a decrease in noninterest income.

Net interest income was $2.5 billion, an increase of $53 million, or 2%, compared to the same period in 2010. The increase was driven by higher average loan and deposit balances and higher loan spreads, partially offset by the impact of lower deposit spreads.

Net interest income related to loans increased $69 million, or 7%, compared to prior year driven by a $2.2 billion, or 6%, increase in average loan balances and a 3 basis point increase in loan spreads. The increase in average loans was driven by organic indirect auto loan production, by the acquisition of $1.7 billion of consumer auto loans in the third and fourth quarters of 2010, and the purchase of $1.6 billion of guaranteed student loans during 2011. Partially offsetting the increases were decreases in home equity lines and residential mortgages.

Net interest income related to client deposits was $1.7 billion, a decrease of $30 million, or 2% compared to the same period in 2010. The decrease in net interest income was driven by a 10 basis point decline in deposit spreads and a decrease in funding rates for other liabilities. This was partially offset by a $2.1 billion, or 3%, increase in average client deposit balances and continued favorable deposit mix trends as low cost average deposits increased $5.4 billion, or 10%, and higher cost average time deposits declined by $3.3 billion, or 16%.

Provision for credit losses was $722 million, a decrease of $169 million, or 19%, compared to the same period in 2010. The decrease was driven by declines in net charge-offs of: $95 million in equity lines, $34 million in residential mortgage loans, and $32 million in credit card.

Total noninterest income was $1.5 billion, a decrease of $32 million, or 2%, compared to the same period in 2010. Service charges on deposits decreased $71 million, or 16%, driven by lower NSF/overdraft fees resulting from Regulation E changes that became effective in 2010. Other income decreased predominantly due to a gain from the sale of the RidgeWorth Money Market Fund business in 2010. These decreases were partially offset by increased trust and investment management income due to higher revenue from the RidgeWorth mutual fund complex, market valuations on managed equity assets, and retail investment income, which was driven by increased recurring brokerage revenue and annuity income.

Total noninterest expense was $2.9 billion, a decrease of $14 million, or 0.5%, compared to the same period in 2010. The decrease was predominantly driven by lower corporate overhead allocations and outside processing expense, partially offset by an increase in employee compensation and operations costs associated with revenue growth.

Wholesale Banking
Wholesale Banking reported net income of $384 million for the year ended December 31, 2011, an increase of $104 million, or 37%, compared to the same period in 2010. The increase in net income was attributable to decreases in provision for credit losses and an increase in net interest income, partially offset by increased noninterest expense and decreased noninterest income.

Net interest income was $1.7 billion, a $166 million, or 10%, increase from the prior year, driven by higher loan and deposit balances. Net interest income related to loans increased $103 million, or 11%, driven by higher spreads and to a lesser extent increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate and other customer loans. Net interest income related to deposits increased $37 million, or 5%, resulting from a $3.4 billion, or 9%, increase in client deposit balances. Favorable trends in deposit mix continued as lower-cost demand deposits increased $3.9 billion, or 24%, while average combined interest-bearing transaction accounts and money market accounts also increased $182 million, or 0.9%, reflecting a shift in customer preference towards demand deposit products. The increases were partially offset by decreased balances in time deposits from prior year by $647 million, or 22%.

Provision for credit losses was $625 million, a decrease of $152 million, or 20%, from the prior year. The decrease was driven by lower net charge-offs in commercial loans, commercial real estate loans, leasing, and residential mortgages.

Total noninterest income was $1.4 billion, a decrease of $40 million, or 3%, from the prior year, predominantly driven by decreased trading revenue, letters of credit fees, card services revenue due to lower rates driven by regulations that became effective beginning in the fourth quarter of 2011, and service charges on deposit accounts, partially offset by increased leasing gains.

Total noninterest expense was $2.1 billion, an increase of $115 million, or 6%, compared to the prior year. The increase was predominantly due to higher operating losses tied to litigation accruals, staff expense, and allocated costs, partially offset by declines in collection services and other real estate expense.

Mortgage Banking
Mortgage Banking reported a net loss of $721 million for the year ended December 31, 2011, an improvement of $91 million, or 11%, compared to the same period in 2010. The improvement was driven by lower provision for credit losses, partially offset by lower mortgage production income and MSR net hedge performance, and higher expenses.
Net interest income was $471 million, an increase of $33 million, or 8%, over the prior year. The increase was predominantly due to higher net interest income on loans, which increased $55 million, due to improved spreads. Total average loans, primarily residential mortgages, were relatively consistent with prior year, increasing $85 million. The improvement in net interest income on loans was partially offset by lower income on LHFS, which declined $31 million due primarily to lower volumes.
Provision for credit losses was $693 million, a decrease of $494 million, or 42%, from the same period in 2010. The decline was driven by a $404 million decline in residential mortgage net charge-offs. Net charge-offs included $10 million and $51 million of charge-offs related to NPL sales in 2011 and 2010, respectively.
Noninterest income was $241 million, down $280 million, or 54%, from 2010. Total mortgage production income for the year was a loss of $19 million, down $133 million from the prior year as loan production volume of $23.1 billion was down $6.2 billion, or 21%, from the prior year resulting in lower gain on sale and fee income. Mortgage loan repurchase provision was up $46 million over the prior year due to higher agency-related repurchase requests.
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
Total noninterest expense was $1.2 billion, an increase of $116 million, or 11%. The predominant drivers of the higher expense were regulatory compliance, operating losses related to mortgage servicing, and collection costs, partially offset by certain lower volume-related expenses and lower other real estate expenses.

Corporate Other
Corporate Other's net income for the year ended December 31, 2011 was $447 million, a decrease of $18 million, or 4%, compared to the same period in 2010. The decrease was predominantly due to the potential national mortgage servicing settlement and claims expense, partially offset by increased net interest income and favorable mark-to-market valuations on our public debt and index-linked CDs, which are carried at fair value.

Net interest income was $502 million, an increase of $36 million, or 8%, compared to the same period in 2010. The increase was mainly due to an increase in income from hedges employed as part of our interest rate risk management strategies. Total average assets decreased $1.2 billion, or 4%, predominantly due to a reduction in investment securities in conjunction with the repurchase in 2011of preferred stock issued to the U.S. Treasury. Average long-term debt decreased by $2.9 billion, or 19%, compared with 2010 as we repaid FHLB advances and senior and subordinated bank debt in conjunction with strong overall consumer and commercial deposit growth.

Total noninterest income was $297 million, an increase of $40 million, or 16%, compared with 2010. The increase was mainly due to $118 million favorable mark-to-market valuation on our public debt and index linked CDs which are carried at fair value, partially offset by a $74 million decrease in net gains on the sale of investment securities.

Total noninterest expenses increased $104 million compared with the same period in 2010. The increase is mainly due to the potential national mortgage servicing settlement and claims expense, implementation expenses associated with our PPG expense initiative, and lower net recovery of allocated corporate administrative expenses. Due to the uncertainty regarding the final terms of the potential national mortgage servicing settlement, the entire expense accrual was recorded at the Parent Company within the Corporate Other segment.

Reconcilement of Non-U.S. GAAP Measures – Annual					Table 39
	Year Ended December 31
(Dollars in millions, except per share data)	2012	2011	2010	2009	2008
Net income/(loss)	$1,958	$647	$189	($1,564)	$796
Preferred dividends	(12)	(7)	(7)	(14)	(22)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	(66)	(267)	(266)	(27)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	(74)	—	—	—
Dividends and undistributed earnings allocated to unvested shares	(15)	(5)	(2)	17	(6)
Gain on purchase of Series A preferred stock	—	—	—	94	—
Net income/(loss) available to common shareholders	$1,931	$495	($87)	($1,733)	$741
Goodwill/intangible impairment charges attributable to common shareholders, after tax of $0 million in 2012, $36 million in 2009, and $18 million in 2008	7	—	—	715	27
Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges, after tax [1]	$1,938	$495	($87)	($1,018)	$768
Net income/(loss) available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury [1]	$1,931	$569	($87)	($1,733)	$741
Efficiency ratio [2]	59.67%	72.49%	67.94%	79.07%	63.83%
Impact of excluding impairment/amortization of goodwill/intangible assets other than MSRs	(0.43)	(0.50)	(0.58)	(9.72)	(1.32)
Tangible efficiency ratio [3]	59.24%	71.99%	67.36%	69.35%	62.51%
Total shareholders’ equity	$20,985	$20,066	$23,130	$22,531	$22,501
Goodwill, net of deferred taxes [4]	(6,206)	(6,190)	(6,189)	(6,204)	(6,941)
Other intangible assets, net of deferred taxes, and MSRs [5]	(949)	(1,001)	(1,545)	(1,671)	(978)
MSRs	899	921	1,439	1,540	810
Tangible equity	14,729	13,796	16,835	16,196	15,392
Preferred stock	(725)	(275)	(4,942)	(4,917)	(5,222)
Tangible common equity	$14,004	$13,521	$11,893	$11,279	$10,170
Total assets	$173,442	$176,859	$172,874	$174,165	$189,138
Goodwill	(6,369)	(6,344)	(6,323)	(6,319)	(7,044)
Other intangible assets including MSRs	(956)	(1,017)	(1,571)	(1,711)	(1,035)
MSRs	899	921	1,439	1,540	810
Tangible assets	$167,016	$170,419	$166,419	$167,675	$181,869
Tangible equity to tangible assets [6]	8.82%	8.10%	10.12%	9.66%	8.46%
Tangible book value per common share [7]	$25.98	$25.18	$23.76	$22.59	$28.69
Net interest income	$5,102	$5,065	$4,854	$4,466	$4,620
Taxable-equivalent adjustment	123	114	116	123	117
Net interest income-FTE	5,225	5,179	4,970	4,589	4,737
Noninterest income	5,373	3,421	3,729	3,710	4,473
Total revenue-FTE	10,598	8,600	8,699	8,299	9,210
Securities gains, net	(1,974)	(117)	(191)	(98)	(1,073)
Total revenue-FTE excluding securities gains, net [8]	$8,624	$8,483	$8,508	$8,201	$8,137

(Dollars in billions)	As of December 31, 2012
Tier 1 Common Equity - Basel I	$13.5
Adjustments from Basel I to Proposed Basel III [9]	(0.2)
Tier 1 Common Equity - Proposed Basel III [10]	$13.3
Risk-weighted Assets - Basel I	$134.5
Adjustments from Basel I to Proposed Basel III [11]	26.2
Risk-weighted Assets - Proposed Basel III	$160.7
Tier 1 Common Equity Ratio:
Basel I	10.0%
Proposed Basel III [10]	8.2

Reconcilement of Non-U.S. GAAP Measures – Annual, continued
(Dollars in millions)	For the year ended December 31, 2012
Net income available to common shareholders	$1,931
Gains on sale of Coke common stock	(1,239)
Coke stock contribution expense	24
Losses on sales of loans and write-down of certain affordable housing investments being marketed for sale	236
Mortgage repurchase provision on GSE loans	226
Net income available to common shareholders, excluding strategic actions[12]	$1,178

	For the year ended December 31, 2012
(Dollars in millions)	Income	Expense
Net interest income - FTE	$5,225	$—
Noninterest income/noninterest expense	5,373	6,323
Gains on sale of Coke common stock	(1,938)	—
Coke stock contribution expense	—	(38)
Losses on sales of loans and write-down of certain affordable housing investments being marketed for sale	92	(96)
Mortgage repurchase provision on GSE loans	371	—
Impairment/amortization of goodwill/intangible assets	—	(46)
Revenue - FTE/noninterest expense, excluding the impact of strategic actions and impairment/amortization of goodwill/intangible assets[13]	$9,123	$6,143

Efficiency ratio [2]	59.67%
Impact of excluding impairment/amortization of goodwill/intangible assets other than MSRs	(0.43)
Tangible efficiency ratio [3]	59.24
Impact of excluding gains on sale of Coke common stock	13.24
Impact of excluding Coke stock contribution expense	(0.37)
Impact of excluding losses on sales of loans and write-down of certain affordable housing investments being marketed for sale	(1.42)
Impact of excluding mortgage repurchase provision on GSE loans	(3.34)
Adjusted tangible efficiency ratio[13]	67.35%

ROA	1.11%
Impact of excluding gains on sale of Coke common stock	(0.70)
Impact of excluding Coke stock contribution expense	0.01
Impact of excluding losses on sales of loans and write-down of certain affordable housing investments being marketed for sale	0.13
Impact of excluding mortgage repurchase provision on GSE loans	0.13
Adjusted ROA[14]	0.68%

Net income/(loss) per average common share, diluted	$3.59
Impact of excluding gains on sale of Coke common stock	(2.30)
Impact of excluding Coke stock contribution expense	0.04
Impact of excluding losses on sales of loans and write-down of certain affordable housing investments being marketed for sale	0.44
Impact of excluding mortgage repurchase provision on GSE loans	0.42
Adjusted net income/(loss) per average common share, diluted [12,15]	$2.19
1We present net income/(loss) available to common shareholders that excludes the portion of the impairment charges on goodwill and intangible assets allocated to the common shareholders and net income/(loss) to common shareholders that excludes the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. We believe these measures are useful to investors, because removing the non-cash impairment charge and non-cash accelerated accretion provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.
2Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

3We present a tangible efficiency ratio which excludes the impairment/amortization of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
4Goodwill is deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $163 million, $154 million, $134 million, $115 million, and $102 million are excluded from 2012, 2011, 2010, 2009, and 2008, respectively.
5Other intangible assets are deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $7 million, $16 million, $26 million, $40 million, and $57 million are excluded from 2012, 2011, 2010, 2009, and 2008, respectively.
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
8We present total revenue- FTE excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
9Primarily relates to the impacts of unrealized securities AFS gains and accrued pension liabilities recognized in AOCI.
10The proposed Basel III calculations of Tier 1 common equity, risk-weighted assets, and the Tier 1 common equity ratio are based upon our interpretation of the notice of proposed rulemaking issued by the Federal Reserve in June 2012. The final Basel III ruling by the Federal Reserve is subject to potential changes from the proposed rulemaking, as is our interpretation of the rules.
11The largest differences between the risk-weighted assets as calculated under Basel I and the Basel III proposal relate to the risk-weightings for mortgage, home equity, and commercial real estate loans.
12Amounts are presented net of tax and include the impact to net income available to common shareholders of the strategic items announced during the third quarter of 2012. See announcement of strategic actions in Form 8-K filed with the SEC on September 6, 2012. Net income available to common shareholders excluding the impact of these actions is being used by the Compensation Committee of the Board for determining the AIP payment for 2012. See additional discussion in the annual proxy statement filed with the SEC.
13Amounts are presented before tax and exclude from total revenue - FTE and noninterest expense the impact of the strategic items announced during the third quarter of 2012 and the impairment/amortization of goodwill/intangible assets. See announcement of strategic actions in Form 8-K filed with the SEC on September 6, 2012. Total Revenue - FTE and noninterest expense excluding the impact of these actions and the impairment/amortization of goodwill/intangible assets is being used by the Compensation Committee of the Board for calculating the tangible efficiency ratio in determining the AIP payment for 2012. See additional discussion in the annual proxy statement filed with the SEC.
14 ROA, excluding the impact of the strategic items announced during the third quarter of 2012 is being used by the Compensation Committee of the Board for determining the AIP payment for 2012. See announcement of strategic actions in Form 8-K filed with the SEC on September 6, 2012 and additional discussion in the annual proxy statement filed with the SEC. ROA, excluding the impact of strategic actions is calculated by dividing net income, excluding strategic actions, by average total assets.
15 Net income/(loss) per average common share, diluted, excluding the impact of strategic actions is included in the annual proxy statement filed with the SEC and is provided to compare the net income/(loss) per average common diluted share in 2012 to 2011, which did not include similar strategic actions impact. See announcement of strategic actions in Form 8-K filed with the SEC on September 6, 2012 and additional discussion in the annual proxy statement filed with the SEC.

Reconcilement of Non-U.S. GAAP Measures – Quarterly								Table 40
	Three Months Ended
(Dollars in millions, except per share data)	2012				2011
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income	$356	$1,077	$275	$250	$74	$215	$178	$180
Preferred dividends	(4)	(2)	(3)	(3)	(2)	(2)	(2)	(2)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	—	—	—	—	—	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	—	—	—	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(2)	(9)	(2)	(2)	(1)	(2)	(2)	—
Net income available to common shareholders	$350	$1,066	$270	$245	$71	$211	$174	$38
Net income available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury [1]	$350	$1,066	$270	$245	$71	$211	$174	$112
Efficiency ratio [2]	65.93%	44.90%	68.83%	69.50%	81.45%	71.05%	70.17%	67.83%
Impact of excluding amortization of intangible assets/impairment of goodwill	(0.30)	(0.43)	(0.50)	(0.48)	(0.46)	(0.50)	(0.53)	(0.51)
Tangible efficiency ratio [3]	65.63%	44.47%	68.33%	69.02%	80.99%	70.55%	69.64%	67.32%
Total shareholders’ equity	$20,985	$20,399	$20,568	$20,241	$20,066	$20,200	$19,660	$19,223
Goodwill, net of deferred taxes [4]	(6,206)	(6,210)	(6,220)	(6,180)	(6,190)	(6,195)	(6,199)	(6,185)
Other intangible assets, net of deferred taxes, and MSRs [5]	(949)	(888)	(929)	(1,142)	(1,001)	(1,120)	(1,518)	(1,635)
MSRs	899	831	865	1,070	921	1,033	1,423	1,538
Tangible equity	14,729	14,132	14,284	13,989	13,796	13,918	13,366	12,941
Preferred stock	(725)	(275)	(275)	(275)	(275)	(172)	(172)	(172)
Tangible common equity	$14,004	$13,857	$14,009	$13,714	$13,521	$13,746	$13,194	$12,769
Total assets	$173,442	$173,181	$178,257	$178,226	$176,859	$172,553	$172,173	$170,794
Goodwill	(6,369)	(6,369)	(6,376)	(6,344)	(6,344)	(6,344)	(6,343)	(6,324)
Other intangible assets including MSRs	(956)	(896)	(939)	(1,155)	(1,017)	(1,138)	(1,539)	(1,659)
MSRs	899	831	865	1,070	921	1,033	1,423	1,538
Tangible assets	$167,016	$166,747	$171,807	$171,797	$170,419	$166,104	$165,714	$164,349
Tangible equity to tangible assets [6]	8.82%	8.48%	8.31%	8.14%	8.10%	8.38%	8.07%	7.87%
Tangible book value per common share [7]	$25.98	$25.72	$26.02	$25.49	$25.18	$25.60	$24.57	$23.79
Net interest income	$1,246	$1,271	$1,274	$1,311	$1,294	$1,263	$1,259	$1,249
Taxable-equivalent adjustment	30	30	32	31	30	30	27	28
Net interest income - FTE	1,276	1,301	1,306	1,342	1,324	1,293	1,286	1,277
Noninterest income	1,015	2,542	940	876	723	903	912	883
Total revenue - FTE	2,291	3,843	2,246	2,218	2,047	2,196	2,198	2,160
Securities gains, net	(1)	(1,941)	(14)	(18)	(19)	(2)	(32)	(64)
Total revenue - FTE excluding securities gains, net [8]	$2,290	$1,902	$2,232	$2,200	$2,028	$2,194	$2,166	$2,096

1We present net income available to common shareholders that excludes the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. We believe this measure is useful to investors, because removing the non-cash accelerated accretion provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.
2Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
3We present a tangible efficiency ratio which excludes the impairment/amortization of goodwill/intangible assets. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
4Net of deferred taxes of $163 million, $159 million, $156 million, and $164 million, respectively, in 2012; and $154 million, $149 million, $144 million, and $139 million, respectively, in 2011.
5Net of deferred taxes of $7 million, $8 million, $10 million, and $14 million in 2012; and $16 million, $18 million, $21 million, and $24 million, respectively, in 2011.
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
8We present total revenue- FTE excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunTrust Banks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of SunTrust Banks, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2013

SunTrust Banks, Inc.
Consolidated Statements of Income

	For the Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2012	2011	2010
Interest Income
Interest and fees on loans	$5,035	$5,219	$5,300
Interest and fees on loans held for sale	112	93	137
Interest and dividends on securities available for sale[1]	655	791	816
Trading account interest and other	65	78	90
Total interest income	5,867	6,181	6,343
Interest Expense
Interest on deposits	429	624	860
Interest on long-term debt	299	449	580
Interest on other borrowings	37	43	49
Total interest expense	765	1,116	1,489
Net interest income	5,102	5,065	4,854
Provision for credit losses	1,395	1,513	2,651
Net interest income after provision for credit losses	3,707	3,552	2,203
Noninterest Income
Service charges on deposit accounts	676	685	760
Other charges and fees	478	507	534
Card fees	240	371	376
Trust and investment management income	512	531	503
Retail investment services	241	230	205
Investment banking income	342	317	313
Trading income	211	248	173
Mortgage production related income/(loss)	343	(5)	127
Mortgage servicing related income	260	224	358
Net securities gains[2]	1,974	117	191
Other noninterest income	96	196	189
Total noninterest income	5,373	3,421	3,729
Noninterest Expense
Employee compensation	2,603	2,494	2,364
Employee benefits	474	382	457
Outside processing and software	710	653	638
Net occupancy expense	359	356	361
Operating losses	277	377	83
Credit and collection services	239	275	279
Regulatory assessments	233	300	265
Equipment expense	188	178	174
Marketing and customer development	184	184	177
Consulting and legal fees	165	120	84
Other real estate expense	140	264	300
Amortization/impairment of intangible assets/goodwill	46	43	51
Net loss/(gain) on debt extinguishment	16	(3)	70
Other noninterest expense	689	611	608
Total noninterest expense	6,323	6,234	5,911
Income before provision/(benefit) for income taxes	2,757	739	21
Provision/(benefit) for income taxes	773	79	(185)
Net income including income attributable to noncontrolling interest	1,984	660	206
Net income attributable to noncontrolling interest	26	13	17
Net income	$1,958	$647	$189
Net income/(loss) available to common shareholders	$1,931	$495	($87)
Net income/(loss) per average common share:
Diluted	$3.59	$0.94	($0.18)
Basic	3.62	0.94	(0.18)
Dividends declared per common share	0.20	0.12	0.04
Average common shares - diluted	538,061	527,618	498,744
Average common shares - basic	534,149	523,995	495,361
1 Includes dividends on common stock of The Coca-Cola Company of $31 million, $56 million, and $53 million during the years ended December 31, 2012, 2011, and 2010, respectively.
2 Includes credit-related OTTI losses of $7 million, $6 million and $2 million, including $6 million, $4 million, and $0 of unrealized losses reclassified from OCI, before taxes, for the years ended December 31, 2012, 2011, and 2010, respectively.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31
(Dollars in millions)	2012	2011	2010
Net income	$1,958	$647	$189
Components of other comprehensive (loss)/income:
Change in net unrealized gains on securities, net of tax of ($738), $199, and $213, respectively	(1,343)	337	366
Change in net unrealized gains on derivatives, net of tax of ($25), $22, and $65, respectively	(37)	37	120
Change related to employee benefit plans, net of tax of ($35), ($141), and $46, respectively	(60)	(241)	60
Total other comprehensive (loss)/income	(1,440)	133	546
Total comprehensive income	$518	$780	$735
See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	As of December 31
(Dollars in millions and shares in thousands)	2012	2011
Assets
Cash and due from banks	$7,134	$3,696
Federal funds sold and securities borrowed or purchased under agreements to resell	1,101	792
Interest-bearing deposits in other banks	22	21
Cash and cash equivalents	8,257	4,509
Trading assets (including encumbered securities of $727 and $770 as of December 31, 2012 and 2011, respectively)	6,049	6,279
Securities available for sale	21,953	28,117
Loans held for sale[1] (loans at fair value: $3,243 and $2,141 as of December 31, 2012 and 2011, respectively)	3,399	2,353
Loans[2] (loans at fair value: $379 and $433 as of December 31, 2012 and 2011, respectively)	121,470	122,495
Allowance for loan and lease losses	(2,174)	(2,457)
Net loans	119,296	120,038
Premises and equipment	1,564	1,564
Goodwill	6,369	6,344
Other intangible assets (MSRs at fair value: $899 and $921 as of December 31, 2012 and 2011, respectively)	956	1,017
Other real estate owned	264	479
Other assets	5,335	6,159
Total assets	$173,442	$176,859
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$39,481	$34,359
Interest-bearing consumer and commercial deposits	90,699	91,252
Total consumer and commercial deposits	130,180	125,611
Brokered time deposits (CDs at fair value: $832 and $1,018 as of December 31, 2012 and 2011, respectively)	2,136	2,281
Foreign deposits	—	30
Total deposits	132,316	127,922
Funds purchased	617	839
Securities sold under agreements to repurchase	1,574	1,644
Other short-term borrowings	3,303	8,983
Long-term debt [3] (debt at fair value: $1,622 and $1,997 as of December 31, 2012 and 2011, respectively)	9,357	10,908
Trading liabilities	1,161	1,806
Other liabilities	4,129	4,691
Total liabilities	152,457	156,793
Preferred stock, no par value	725	275
Common stock, $1.00 par value	550	550
Additional paid in capital	9,174	9,306
Retained earnings	10,817	8,978
Treasury stock, at cost, and other[4]	(590)	(792)
Accumulated other comprehensive income, net of tax	309	1,749
Total shareholders’ equity	20,985	20,066
Total liabilities and shareholders’ equity	$173,442	$176,859

Common shares outstanding	538,959	536,967
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	3
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	10,962	12,954
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$319	$315
[2] Includes loans of consolidated VIEs	365	3,322
[3] Includes debt of consolidated VIEs ($286 and $289 at fair value as of December 31, 2012 and 2011, respectively)	666	722
[4] Includes noncontrolling interest held	114	107

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income [2]	Total
Balance, January 1, 2010	$4,917	499	$515	$8,521	$8,563	($1,055)	$1,070	$22,531
Net Income	—	—	—	—	189	—	—	189
Other comprehensive income	—	—	—	—	—	—	546	546
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.04 per share	—	—	—	—	(20)	—	—	(20)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(7)	—	—	(7)
U.S. Treasury preferred stock dividends, $5,000 per share	—	—	—	—	(242)	—	—	(242)
Accretion of discount for preferred stock issued to U.S. Treasury	25	—	—	—	(25)	—	—	—
Stock compensation expense	—	—	—	24	—	—	—	24
Restricted stock activity	—	1	—	(97)	—	66	—	(31)
Amortization of restricted stock compensation	—	—	—	—	—	42	—	42
Issuance of stock for employee benefit plans and other	—	—	—	(45)	2	55	—	12
Fair value election of MSRs	—	—	—	—	89	—	—	89
Adoption of VIE consolidation guidance	—	—	—	—	(7)	—	—	(7)
Balance, December 31, 2010	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	647	—	—	647
Other comprehensive income	—	—	—	—	—	—	133	133
Change in noncontrolling interest	—	—	—	—	—	(22)	—	(22)
Common stock dividends, $0.12 per share	—	—	—	—	(64)	—	—	(64)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(7)	—	—	(7)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Purchase of outstanding warrants				(11)				(11)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Issuance of preferred stock	103	—	—	—	—	—	—	103
Exercise of stock options and stock compensation expense	—	—	—	11	—	1	—	12
Restricted stock activity	—	1	—	(58)	—	50	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	1	—	(21)	—	35	—	14
Balance, December 31, 2011	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	1,958	—	—	1,958
Other comprehensive loss	—	—	—	—	—	—	(1,440)	(1,440)
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.20 per share	—	—	—	—	(107)	—	—	(107)
Preferred stock dividends, $4,052 per share	—	—	—	—	(12)	—	—	(12)
Issuance of preferred stock	450	—	—	(12)	—	—	—	438
Exercise of stock options and stock compensation expense	—	1	—	(44)	—	65	—	21
Restricted stock activity	—	1	—	(63)	—	69	—	6
Amortization of restricted stock compensation	—	—	—	—	—	30	—	30
Issuance of stock for employee benefit plans and other	—	—	—	(13)	—	31	—	18
Balance, December 31, 2012	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985

1 At December 31, 2012, includes ($656) million for treasury stock, ($48) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
At December 31, 2011, includes ($851) million for treasury stock, ($48) million for compensation element of restricted stock, and $107 million for noncontrolling interest.
At December 31, 2010, includes ($974) million for treasury stock, ($43) million for compensation element of restricted stock, and $129 million for noncontrolling interest.
2 Components of AOCI at December 31, 2012, included $520 million in unrealized net gains on AFS securities, $532 million in unrealized net gains on derivative financial instruments, and ($743) million related to employee benefit plans. At December 31, 2011, components included $1,863 million in unrealized net gains on AFS securities, $569 million in unrealized net gains on derivative financial instruments, and ($683) million related to employee benefit plans. At December 31, 2010, components included $1,526 million in unrealized net gains on AFS securities, $532 million in unrealized net gains on derivative financial instruments, and ($442) million related to employee benefit plans.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,984	$660	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	757	760	803
Goodwill impairment	7	—	—
Origination of mortgage servicing rights	(336)	(224)	(289)
Provisions for credit losses and foreclosed property	1,535	1,664	2,831
Mortgage repurchase provision	713	502	456
Deferred income tax expense/(benefit)	194	83	(171)
Stock option compensation and amortization of restricted stock compensation	35	44	66
Net loss/(gain) on extinguishment of debt	16	(3)	70
Net securities gains	(1,974)	(117)	(191)
Net gain on sale of loans held for sale, loans, and other assets	(1,063)	(408)	(597)
Gain on pension curtailment	—	(88)	—
Net decrease in loans held for sale	194	2,234	1,003
Net decrease/(increase) in other assets	974	(497)	(341)
Net (decrease)/increase in other liabilities	(1,026)	18	372
Net cash provided by operating activities	2,010	4,628	4,218
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	7,371	5,557	5,597
Proceeds from sales of securities available for sale	4,300	12,557	17,465
Purchases of securities available for sale	(5,814)	(18,872)	(20,920)
Proceeds from maturities, calls, and paydowns of trading securities	3	139	99
Proceeds from sales of trading securities	—	102	132
Net increase in loans, including purchases of loans	(6,400)	(11,034)	(4,566)
Proceeds from sales of loans	4,916	747	936
Capital expenditures	(206)	(131)	(252)
Payments related to acquisitions, including contingent consideration	(12)	(24)	(10)
Proceeds from the sale of other real estate owned and other assets	585	628	800
Net cash provided by/(used in) investing activities	4,743	(10,331)	(719)
Cash Flows from Financing Activities
Net increase in total deposits	4,394	4,878	1,182
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(5,972)	6,650	(1,295)
Proceeds from the issuance of long-term debt	4,000	1,749	500
Repayment of long-term debt	(5,772)	(4,571)	(5,246)
Proceeds from the issuance of common stock	—	1,017	—
Proceeds from the issuance of preferred stock	438	103	—
Repurchase of preferred stock	—	(4,850)	—
Purchase of outstanding warrants	—	(11)	—
Common and preferred dividends paid	(119)	(131)	(259)
Stock option activity	26	—	—
Net cash (used in)/provided by financing activities	(3,005)	4,834	(5,118)
Net increase/(decrease) in cash and cash equivalents	3,748	(869)	(1,619)
Cash and cash equivalents at beginning of period	4,509	5,378	6,997
Cash and cash equivalents at end of period	$8,257	$4,509	$5,378
Supplemental Disclosures:
Interest paid	$774	$1,138	$1,537
Income taxes paid	607	68	33
Income taxes refunded	(1)	(1)	(435)
Loans transferred from loans held for sale to loans	71	63	213
Loans transferred from loans to loans held for sale	3,695	754	346
Loans transferred from loans and loans held for sale to other real estate owned	399	725	1,063
Amortization of deferred gain on sale/leaseback of premises	67	59	59
Accretion of discount for preferred stock issued to the U.S. Treasury	—	80	25
Total assets of newly consolidated VIEs during 2010	—	—	2,541

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General

SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. SunTrust provides clients with a selection of technology-based banking channels, including the internet, ATMs, and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated under the following business segments during 2012: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. SunTrust operated under the following business segments during 2011: Retail Banking, Diversified Commercial Banking, CRE, CIB, Mortgage, and W&IM, with the remainder in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

The Company holds VIs, which are contractual ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an on-going basis. The Company consolidates VOEs, which are entities that are not VIEs, that are controlled through the Company's equity interests.

Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary of a VIE, that the Company has the ability to exercise significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the Consolidated Balance Sheets and dividends received or receivable from these investments are included as a component of other noninterest income in the Consolidated Statements of Income.

Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. The Company reports any noncontrolling interests in its subsidiaries in the equity section of the Consolidated Balance Sheets and separately presents the income or loss attributable to the noncontrolling interest of a consolidated subsidiary in its Consolidated Statements of Income. Assets and liabilities of purchased companies are initially recorded at estimated fair values at the date of acquisition.

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

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, Fed funds sold, securities borrowed, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

On a quarterly basis, securities AFS are reviewed for possible OTTI. In determining whether OTTI exists for securities in an unrealized loss position, the Company assesses whether it has the intent to sell the security or, for debt securities, the Company assesses the likelihood of selling the security prior to the recovery of its amortized cost basis. If the Company intends to sell the debt security or it is more-likely-than-not that the Company will be required to sell the debt security prior to the recovery of its amortized cost basis, the debt security is written down to fair value, and the full amount of any impairment charge is recognized as a component of noninterest income in the Consolidated Statements of Income. If the Company does not intend to sell the debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security is recognized as a component of noninterest income in the Consolidated Statements of Income, with the remaining impairment recorded in OCI.

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

For additional information on the Company’s securities activities, see Note 4, “Trading Assets and Liabilities,” and Note 5, “Securities Available for Sale.”

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

Notes to Consolidated Financial Statements (Continued)

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

Residential loans (guaranteed and nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due; (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are moved to nonaccrual status immediately; and (iii) second lien loans which are classified as nonaccrual when the first lien loan is classified as nonaccrual even if the second lien loan is performing. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Generally, nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual, regardless of payment status.

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section within this Note for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a residential loan becomes a TDR, the Company expects that the loan will likely continue to be reported as a TDR for its remaining life

Notes to Consolidated Financial Statements (Continued)

even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.

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

Allowance for Credit Losses

The Allowance for Credit Losses is composed of the ALLL and the reserve for unfunded commitments. The Company’s ALLL is the amount considered adequate to absorb probable current inherent losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation techniques to measure credit risk and construct an appropriate and adequate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Such evaluation considers numerous factors for each of the loan portfolio segments, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loan status, origination channel, product mix, underwriting practices, industry conditions, and economic trends. Additionally, refreshed FICO scores are considered for consumer and residential loans and single name borrower concentration is considered for commercial loans. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in the ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL.

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

The Company’s charge-off policy meets regulatory minimums. Commercial loans are charged-off when they are considered uncollectible. Generally, losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days past due. However, if the borrower is in bankruptcy, the loan is charged-off in the month the loan becomes 60 days past due. Losses, as appropriate, on secured consumer loans, including residential real estate, are typically recognized at 120 or 180 days past due, depending on the loan and collateral type, in compliance with the FFIEC guidelines. However, if the borrower is in bankruptcy, the secured asset is evaluated once the loan becomes 60 days past due. The loan value in excess of the secured asset value is written down or charged-off after the valuation occurs. Additionally, if a mortgage loan is discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the Company's policy is to immediately charge-off the excess of the carrying amount over the fair value of the collateral. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

The Company uses numerous sources of information in order to make an appropriate evaluation of a property’s value. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of foreclosed properties, automated valuation models, other property-specific information, and relevant market information, supplemented by the Company’s internal property valuation professionals. The value estimate is based on an orderly disposition inclusive of marketing the property. In limited instances, the Company adjusts externally provided appraisals for justifiable and well-supported reasons, such as

Notes to Consolidated Financial Statements (Continued)

an appraiser not being aware of certain property-specific factors or recent sales information. Appraisals generally represent the “as is” value of the property but may be adjusted based on the intended disposition strategy of the property.

For commercial real estate loans secured by property, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a transaction, as appropriate, such as when a loan's performance materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan, net of estimated selling costs. When assessing property value for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.

For mortgage loans secured by residential property where the Company is proceeding with a foreclosure action, a new valuation is obtained prior to the loan becoming 180 days past due and, if required, the loan is written down to net realizable value, net of estimated selling costs. In the event the Company decides not to proceed with a foreclosure action, the full balance of the loan is charged-off. If a loan remains in the foreclosure process for 12 months past the original charge-off, the Company obtains a new valuation annually. Any additional loss based on the new valuation is either charged-off or provided for through the ALLL. At foreclosure, a new valuation is obtained and the loan is transferred to OREO at the new valuation less estimated selling costs; any loan balance in excess of the transfer value is charged-off. Estimated declines in value of the residential collateral between these formal evaluation events are captured in the ALLL based on changes in the house price index in the applicable MSA or other market information.

In addition to the ALLL, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similar to funded loans based on the Company’s internal risk rating scale. These risk classifications, in combination with probability of commitment usage, existing economic conditions, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is reported on the Consolidated Balance Sheets in other liabilities and the provision associated with changes in the unfunded lending commitment reserve is reported in the Consolidated Statements of Income in provision for credit losses. For additional information on the Company's Allowance for Credit Loss activities, see Note 7, “Allowance for Credit Losses.”

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

Goodwill is not amortized and instead is tested by reporting unit for impairment, at least annually, or as events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. If, after considering all relevant events and circumstances, the Company determines it is more likely than not that the fair value

Notes to Consolidated Financial Statements (Continued)

of a reporting unit is greater than its carrying amount, then performing the two step impairment test is not necessary. If the Company determines via qualitative analysis that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a two step goodwill impairment test is performed. The first step is used to identify potential impairment and the second step, if required, measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Identified intangible assets that have a designated finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

MSRs

The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSRs when loans are sold and the associated servicing rights are retained. The Company has elected to record all MSRs at fair value. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The Company actively hedges its MSRs. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. The carrying value of MSRs is reported on the Consolidated Balance Sheets in other intangible assets. Servicing fees are recognized as they are received and changes in fair value are also reported in mortgage servicing related income in the Consolidated Statements of Income. For additional information on the Company’s servicing fees, see Note 9, “Goodwill and Other Intangible Assets.”

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan’s cost basis or the asset’s fair value at the date of foreclosure, less estimated selling costs. To the extent fair value, less cost to sell, is less than the loan’s cost basis, the difference is charged to the ALLL at the date of transfer into OREO. The Company estimates market values primarily based on appraisals and other market information. Subsequent changes in value of the assets are reported as adjustments to the asset’s carrying amount. Subsequent to foreclosure, changes in value along with gains or losses from the disposition on these assets are reported in noninterest expense in the Consolidated Statements of Income. For additional information on the Company's activities related to OREO, see Note 18, “Fair Value Election and Measurement.”

Loan Sales and Securitizations

The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained securitized interests are recognized and initially measured at fair value. The interests in securitized assets held by the Company are typically classified as either securities AFS or trading assets and carried at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. For additional information on the Company’s securitization activities, see Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities.”

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities and tax credits from community reinvestment activities. Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of income tax provision. For additional information on the Company’s activities related to income taxes, see Note 14, “Income Taxes.”

Notes to Consolidated Financial Statements (Continued)

Earnings Per Share

Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In periods of a net loss, diluted EPS is calculated in the same manner as basic EPS.

The Company has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities. Accordingly, the Company calculated net income/(loss) available to common shareholders pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.

Net income/(loss) available to common shareholders represents net income after preferred stock dividends, accretion of the discount on preferred stock issuances, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, see Note 12, “Net Income/(Loss) Per Common Share.”

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

Guarantees

The Company recognizes a liability at the inception of a guarantee, at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make payment to a guaranteed party based upon changes in an underlying asset, liability or equity security of the guaranteed party, or upon failure of a third party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third party contractual arrangements and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 17, “Reinsurance Arrangements and Guarantees.”

Derivative Financial Instruments and Hedging Activities

The Company records all contracts that satisfy the definition of a derivative at fair value in the Consolidated Balance Sheets. Accounting for changes in the fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship. The Company offsets all outstanding derivative transactions with a single counterparty as well as any cash collateral paid to and received from that counterparty for derivative contracts that are subject to ISDA or other legally enforceable master netting arrangements and meet accounting guidance for offsetting treatment. In many situations, trading derivatives will be offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities.  As a result, the Company may reclass balances between trading assets or liabilities and other assets or other liabilities based on the predominant account to ensure total assets and total liabilities are properly stated.

Changes in the fair value of derivatives not designated in a hedging relationship are recorded in noninterest income. This includes derivatives that the Company enters into in a dealer capacity to facilitate client transactions and as a risk management tool to economically hedge certain identified market risks, along with certain IRLCs on residential mortgage loans that are a normal part of the Company’s operations. The Company also evaluates contracts, such as brokered deposits and short-term debt, to determine whether any embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives. For certain contracts containing embedded derivatives, the Company has elected not to bifurcate the embedded derivative and instead carry the entire contract at fair value.

Certain derivatives used as risk management tools are also designated as accounting hedges of the Company’s exposure to changes in interest rates or other identified market risks. The Company prepares written hedge documentation for all derivatives which are designated as hedges of (1) changes in the fair value of a recognized asset or liability (fair value hedge) attributable to a specified risk or (2) a forecasted transaction, such as the variability of cash flows to be received or paid related to a

Notes to Consolidated Financial Statements (Continued)

recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, and (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item.

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

Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as an adjustment to earnings over the remaining life of the hedged item. For discontinued cash flow hedges, the unrealized gains and losses recorded in AOCI would be reclassified to earnings in the period when the previously designated hedged cash flows occur unless it was determined that transaction was probable to not occur, whereby any unrealized gains and losses in AOCI would be immediately reclassified to earnings. For additional information on the Company’s derivative activities, see Note 16, “Derivative Financial Instruments,” and Note 18, “Fair Value Election and Measurement.”

Stock-Based Compensation

The Company sponsors stock plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions whereby the fair value of the award at grant date is expensed over the award’s vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. For additional information on the Company’s stock-based employee compensation plans, see Note 15, “Employee Benefit Plans.”

Employee Benefits

Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of restricted stock, stock option awards, and costs of other employee benefits. For additional information on the Company's employee benefit plans, see Note 15, “Employee Benefit Plans.”

Foreign Currency Transactions

Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value. Gains and losses resulting from such valuations are included in noninterest income in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements (Continued)

The Company applies the following fair value hierarchy:

•
Level 1 – Assets or liabilities valued using unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date, such as publicly-traded instruments or futures contracts.

•	Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

•
Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

To determine the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. If available, the Company looks to active and observable markets to price identical assets or liabilities. If identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, the Company uses alternative valuation techniques to derive a fair value measurement for those assets and liabilities that are either not actively traded in observable markets or for which market observable inputs are not available. For additional information on the Company’s valuation of its assets and liabilities held at fair value, see Note 18, “Fair Value Election and Measurement.”
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” A repurchase agreement is a transaction in which a company sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The determination of whether the transaction is accounted for as a sale or a collateralized financing is determined by assessing whether the seller retains effective control of the financial instrument. The ASU changes the assessment of effective control by removing the criterion that requires the seller to have the ability to repurchase or redeem financial assets with substantially the same terms, even in the event of default by the buyer and the collateral maintenance implementation guidance related to that criterion. The Company applied the new guidance to repurchase agreements entered into or amended after January 1, 2012. The adoption of the ASU did not have a significant impact on the Company’s financial position, results of operations, or EPS.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The primary purpose of the ASU was to conform the language in the fair value measurements guidance in U.S. GAAP and IFRS. The ASU also clarified how to apply existing fair value measurement and disclosure requirements. Further, the ASU required additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU was effective for the interim reporting period ending March 31, 2012. The Company adopted the standard as of January 1, 2012, and the required disclosures are included in Note 18, “Fair Value Election and Measurement.” The adoption did not impact the Company’s financial position, results of operations, or EPS.
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
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of OCI by component. The ASU is effective for fiscal periods beginning after December 15, 2012. Since the ASU only impacts financial statement disclosures, its adoption will not impact the Company's financial position, results of operations, or EPS.
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

Notes to Consolidated Financial Statements (Continued)

beginning on or after January 1, 2012. The Company adopted the standard as of January 1, 2012. The adoption did not have an impact on the Company's financial position, results of operations, or EPS.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” which more narrowly defined the scope of financial instruments to only include derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The ASUs are effective for the interim reporting period ending March 31, 2013 with retrospective disclosure for all comparative periods presented. Since the ASUs only impact financial statement disclosures, its adoption will not impact the Company's financial position, results of operations, or EPS.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The ASU permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As early adoption is permitted, the Company adopted the ASU as of October 1, 2012 and the adoption did not have an impact on the Company's financial position, results of operations, or EPS when adopted.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements." The ASU prescribes technical corrections and improvements to the Accounting Standards Codification for source literature amendments, guidance clarification and reference corrections, and relocated guidance within the Accounting Standards Codification. The ASU is effective for fiscal periods beginning after December 15, 2012. The Company has adopted the ASU as of January 1, 2013 and the adoption did not have an impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the three year period ended December 31, 2012, the Company consummated the following acquisitions and dispositions:

(Dollars in millions)	Date	Cash or other consideration (paid)/ received	Goodwill	Other Intangibles	Gain	Comments
2012
Acquisition of assets of FirstAgain, LLC	6/22/2012	($12)	$32	$—	$—	Goodwill recorded is tax-deductible.
2011
Acquisition of certain additional assets of CSI Capital Management	5/9/2011	(19)	20	7	—	Goodwill and intangibles recorded are tax-deductible.
2010
Disposition of certain money market fund management business	various	7	—	11	18

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold and securities borrowed or purchased under agreements to resell were as follows as of December 31:

(Dollars in millions)	2012	2011
Federal funds	$29	$—
Securities borrowed	155	—
Resell agreements	917	792
Total federal funds sold and securities borrowed or purchased under agreements to resell	$1,101	$792

Notes to Consolidated Financial Statements (Continued)

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. The total market value of the collateral held was $1.1 billion and $806 million at December 31, 2012 and 2011, of which $246 million and $247 million was repledged, respectively.

NOTE 4 - TRADING ASSETS AND LIABILITIES
The fair values of the components of trading assets and liabilities as of December 31 were as follows:

(Dollars in millions)	2012	2011
Trading Assets:
U.S. Treasury securities	$111	$144
Federal agency securities	462	478
U.S. states and political subdivisions	34	54
MBS - agency	432	412
CDO/CLO securities	55	45
ABS	36	37
Corporate and other debt securities	567	345
CP	28	229
Equity securities	100	91
Derivatives [1]	1,905	2,414
Trading loans [2]	2,319	2,030
Total trading assets	$6,049	$6,279
Trading Liabilities:
U.S. Treasury securities	$582	$569
Corporate and other debt securities	173	77
Equity securities	9	37
Derivatives [1]	397	1,123
Total trading liabilities	$1,161	$1,806
1 Amounts are offset with cash collateral received from or deposited with counterparties when the contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS.
Various trading products and instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with the trading instruments that are utilized for balance sheet management with appropriate risk management strategies. The size, volume and nature of the trading products and instruments can vary based on economic, client specific, and Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading-related activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company has policies and procedures to manage market risk associated with client trading activities and assumes a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $727 million and $770 million of certain trading assets and cash equivalents to secure $703 million and $747 million of repurchase agreements as of December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE 5 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO/CLO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other. At December 31, 2011, other equity securities was comprised of the following: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, $187 million in mutual fund investments, and $2 million of other.

The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Taxable interest	$579	$688	$709
Tax-exempt interest	15	21	31
Dividends[1]	61	82	76
Total interest and dividends	$655	$791	$816
1Includes dividends on the Coke common stock of $31 million, $56 million, and $53 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $10.6 billion and $9.1 billion as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there were no securities AFS pledged under which the transferee may repledge the collateral.

During the year ended December 31, 2012, the Company accelerated the termination of the Agreements that hedged the Coke common stock, and the Company sold, in the market or to the Coke Counterparty, 59 million of its 60 million shares of Coke and contributed the remaining 1 million shares of Coke to the SunTrust Foundation for a net gain of $1.9 billion. The $38 million contribution to the SunTrust Foundation was recognized in noninterest expense. Details of the transactions are discussed in Note 16, "Derivative Financial Instruments."

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments in debt securities at December 31, 2012, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$11	$201	$—	$—	$212
Federal agency securities	130	1,381	340	136	1,987
U.S. states and political subdivisions	91	152	19	48	310
MBS - agency	980	12,875	3,006	555	17,416
MBS - private	—	127	78	—	205
ABS	112	72	2	28	214
Corporate and other debt securities	4	16	22	—	42
Total debt securities	$1,328	$14,824	$3,467	$767	$20,386
Fair Value:
U.S. Treasury securities	$11	$211	$—	$—	$222
Federal agency securities	131	1,449	348	141	2,069
U.S. states and political subdivisions	93	161	20	46	320
MBS - agency	1,035	13,520	3,051	563	18,169
MBS - private	—	130	79	—	209
ABS	113	71	2	30	216
Corporate and other debt securities	4	19	23	—	46
Total debt securities	$1,387	$15,561	$3,523	$780	$21,251

Weighted average yield[1]	3.15%	2.98%	2.33%	2.83%	2.87%
1Average yields are based on amortized cost and presented on a fully taxable-equivalent basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. As of December 31, 2012, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, "Significant Accounting Policies."

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$298	$3	$—	$—	$298	$3
U.S. states and political subdivisions	1	—	24	5	25	5
MBS - agency	1,212	3	—	—	1,212	3
ABS	—	—	13	2	13	2
Total temporarily impaired securities	1,511	6	37	7	1,548	13
OTTI securities[1]:
ABS	—	—	3	1	3	1
Total OTTI securities	—	—	3	1	3	1
Total impaired securities	$1,511	$6	$40	$8	$1,551	$14

Notes to Consolidated Financial Statements (Continued)

	December 31, 2011
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$10	$—	$—	$—	$10	$—
U.S. states and political subdivisions	1	—	28	4	29	4
MBS - agency	224	—	1	—	225	—
CDO/CLO securities	50	—	—	—	50	—
ABS	—	—	11	5	11	5
Total temporarily impaired securities	285	—	40	9	325	9
OTTI securities[1]:
MBS - private	15	1	206	30	221	31
ABS	1	—	3	2	4	2
Total OTTI securities	16	1	209	32	225	33
Total impaired securities	$301	$1	$249	$41	$550	$42
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
At December 31, 2012 and 2011, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS also continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss relating to ABS at December 31, 2012 is related to two securities within the portfolios that are 2004 vintage home equity issuances. The expectation of cash flows for the previously impaired ABS securities has improved since the credit-related impairment was recognized, and as a result, the amount of expected credit losses was reduced, and the expected increase in cash flows is being accreted into earnings as a yield adjustment over the remaining life of the securities.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Year Ended December 31
(Dollars in millions)	2012		2011	2010
Gross realized gains	$1,981	[1]	$210	$210
Gross realized losses	—		(87)	(17)
OTTI	(7)		(6)	(2)
Net securities gains	$1,974		$117	$191
1Included in these amounts are $305 million in losses recognized during 2012 related to the accelerated termination of the Agreements that hedge the Coke common stock.

The securities that gave rise to credit impairments recognized during the years ended December 31, 2012, 2011, and 2010, as shown in the table below, consisted of private MBS with a fair value of $209 million, $167 million, and $1 million, respectively. Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for credit-related OTTI, credit information is available and modeled for the collateral underlying each security. As part of that analysis, the model incorporates loan level information such as loan to collateral values, FICO scores, and home price appreciation/depreciation data specific to the geography of the loan. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on this analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the years ended December 31, 2012, 2011, and 2010, all OTTI recognized in earnings on private MBS have underlying collateral of residential mortgage loans securitized in 2007.

Notes to Consolidated Financial Statements (Continued)

The Company has not purchased any new private MBS during the year ended December 31, 2012, and continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total impairment, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
OTTI[1]	$1	$2	$2
Portion of gains/(losses) recognized in OCI (before taxes)	6	4	—
Net impairment losses recognized in earnings	$7	$6	$2
1The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position, plus any additional credit losses taken through earnings that exceeds the total impairment.

The Company held stock in the FHLB of Atlanta totaling $229 million and $342 million at December 31, 2012 and December 31, 2011, respectively. The Company accounts for the stock based on relevant accounting guidance, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at December 31, 2012 and believes its holdings in the stock are ultimately recoverable at par. Additionally, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore, determined that the stock was not other-than-temporarily impaired.

The following is a rollforward of credit losses recognized in earnings for the years ended December 31, 2012, 2011, and 2010, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each year presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Balance, beginning of period	$25	$20	$22
Additions:
OTTI credit losses on previously impaired securities	7	6	—	[1]
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)	(1)	(2)
Balance, end of period	$31	$25	$20
1During the year ended December 31, 2010, the Company recognized $2 million of OTTI through earnings on debt securities in which no portion of the OTTI loss was included in OCI at any time during the period. OTTI related to these securities are excluded from this amount.

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS for the years ended December 31:

	2012	2011	2010
Default rate	2 - 9%	4 - 8%	2 - 7%
Prepayment rate	7 - 21%	12 - 22%	14 - 22%
Loss severity	40 - 56%	39 - 46%	37 - 46%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. During 2012, certain bonds experienced a deterioration in the significant inputs used to estimate expected credit losses, which resulted in the recognition of additional impairment.

Notes to Consolidated Financial Statements (Continued)

NOTE 6 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio as of December 31 is shown in the following table:

(Dollars in millions)	2012	2011
Commercial loans:
Commercial & industrial	$54,048	$49,538
Commercial real estate	4,127	5,094
Commercial construction	713	1,240
Total commercial loans	58,888	55,872
Residential loans:
Residential mortgages - guaranteed	4,252	6,672
Residential mortgages - nonguaranteed[1]	23,389	23,243
Home equity products	14,805	15,765
Residential construction	753	980
Total residential loans	43,199	46,660
Consumer loans:
Guaranteed student loans	5,357	7,199
Other direct	2,396	2,059
Indirect	10,998	10,165
Credit cards	632	540
Total consumer loans	19,383	19,963
LHFI [2]	$121,470	$122,495
LHFS	$3,399	$2,353
1Includes $379 million and $431 million of loans carried at fair value at December 31, 2012 and 2011, respectively.
2Loans are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $639 million and $716 million at December 31, 2012 and 2011, respectively.
During the years ended December 31, 2012 and 2011, the Company transferred $3.7 billion and $754 million in LHFI to LHFS, and $71 million and $63 million in LHFS to LHFI, respectively. Additionally, during the years ended December 31, 2012 and 2011, the Company sold $4.8 billion and $725 million in loans and leases for a loss of $3 million and a gain of $22 million, respectively.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is the individual loan’s risk assessment expressed according to regulatory agency classification, Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, criticized assets have a higher PD. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified, Doubtful, and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.

Notes to Consolidated Financial Statements (Continued)

Risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, loan characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and FICO scores. The Company believes that consumer credit risk, as assessed by the industry-wide FICO scoring method, is a relevant credit quality indicator. Borrower-specific FICO scores are obtained at origination as part of the Company’s formal underwriting process, and refreshed FICO scores are obtained by the Company at least quarterly. In response to updates in the industry-wide FICO scoring model and to enhance the Company's ability to manage credit risk, the Company updated its FICO scoring model to an updated version for the Home Equity, Indirect, and Other Direct portfolios in 2012. This change was the primary reason for the changes in the percentage of balances across the FICO score ranges noted below. There was no impact to the Company's financial position or results of operations as a result of updating the FICO scoring model.
For government-guaranteed student loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2012 and 2011, 89% and 79%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	Commercial & industrial		Commercial real estate		Commercial construction
(Dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Credit rating:
Pass	$52,292	$47,683	$3,564	$3,845	$506	$581
Criticized accruing	1,562	1,507	497	961	173	369
Criticized nonaccruing	194	348	66	288	34	290
Total	$54,048	$49,538	$4,127	$5,094	$713	$1,240

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Current FICO score range:
700 and above	$17,410	$16,139	$11,339	$11,084	$561	$661
620 - 699	3,850	4,132	2,297	2,903	123	202
Below 620[2]	2,129	2,972	1,169	1,778	69	117
Total	$23,389	$23,243	$14,805	$15,765	$753	$980

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Current FICO score range:
700 and above	$1,980	$1,614	$8,300	$7,397	$435	$347
620 - 699	350	359	2,038	1,990	152	142
Below 620[2]	66	86	660	778	45	51
Total	$2,396	$2,059	$10,998	$10,165	$632	$540
1Excludes $4.3 billion and $6.7 billion at December 31, 2012 and 2011, respectively, of guaranteed residential loans. At both December 31, 2012 and 2011, the majority of these loans had FICO scores of 700 and above.
2For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3Excludes $5.4 billion and $7.2 billion at December 31, 2012 and 2011, respectively, of guaranteed student loans.

Notes to Consolidated Financial Statements (Continued)

The payment status for the LHFI portfolio as of December 31 is shown in the tables below:

	2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
Commercial & industrial	$53,747	$81	$26	$194	$54,048
Commercial real estate	4,050	11	—	66	4,127
Commercial construction	679	—	—	34	713
Total commercial loans	58,476	92	26	294	58,888
Residential loans:
Residential mortgages - guaranteed	3,523	39	690	—	4,252
Residential mortgages - nonguaranteed[1]	22,401	192	21	775	23,389
Home equity products	14,314	149	1	341	14,805
Residential construction	625	15	1	112	753
Total residential loans	40,863	395	713	1,228	43,199
Consumer loans:
Guaranteed student loans	4,769	556	32	—	5,357
Other direct	2,372	15	3	6	2,396
Indirect	10,909	68	2	19	10,998
Credit cards	619	7	6	—	632
Total consumer loans	18,669	646	43	25	19,383
Total LHFI	$118,008	$1,133	$782	$1,547	$121,470
1Includes $379 million of loans carried at fair value, the majority of which were accruing current.
2Total nonaccruing loans past due 90 days or more totaled $975 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs.

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

	As of December 31, 2012			Year Ended December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$59	$40	$—	$48	$1
Commercial real estate	6	5	—	9	—
Commercial construction	45	45	—	45	1
Total commercial loans	110	90	—	102	2
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	46	38	6	51	1
Commercial real estate	15	7	1	9	—
Commercial construction	5	3	—	4	—
Total commercial loans	66	48	7	64	1
Residential loans:
Residential mortgages - nonguaranteed	2,346	2,046	234	2,063	83
Home equity products	661	612	88	627	26
Residential construction	259	201	26	209	10
Total residential loans	3,266	2,859	348	2,899	119
Consumer loans:
Other direct	14	14	2	15	1
Indirect	46	46	2	50	2
Credit cards	21	21	5	24	2
Total consumer loans	81	81	9	89	5
Total impaired loans	$3,523	$3,078	$364	$3,154	$127
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.
2Of the interest income recognized for the year ended December 31, 2012, cash basis interest income was $18 million.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2011			Year Ended December 31, 2011
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Average Amortized Cost	Interest Income Recognized[2]
Impaired loans with no related allowance recorded:
Commercial loans:
Commercial & industrial	$93	$73	$—	$109	$3
Commercial real estate	58	50	—	56	1
Commercial construction	45	40	—	47	1
Total commercial loans	196	163	—	212	5
Impaired loans with an allowance recorded:
Commercial loans:
Commercial & industrial	76	67	9	68	1
Commercial real estate	111	82	15	103	2
Commercial construction	132	100	10	121	2
Total commercial loans	319	249	34	292	5
Residential loans:
Residential mortgages - nonguaranteed	2,797	2,405	293	2,451	88
Home equity products	553	515	86	528	23
Residential construction	246	221	26	229	8
Total residential loans	3,596	3,141	405	3,208	119
Consumer loans:
Other direct	12	12	1	13	1
Credit cards	27	27	8	26	2
Total consumer loans	39	39	9	39	3
Total impaired loans	$4,150	$3,592	$448	$3,751	$132
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce net book balance.
2Of the interest income recognized for the year ended December 31, 2011, cash basis interest income was $25 million.

Included in the impaired loan balances above were $2.4 billion and $2.6 billion of accruing TDRs, at amortized cost, at December 31, 2012 and 2011, respectively, of which 95% and 93% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Continued)

Nonperforming assets as of December 31 are shown in the following table:

(Dollars in millions)	2012	2011
Nonaccrual/NPLs:
Commercial loans:
Commercial & industrial	$194	$348
Commercial real estate	66	288
Commercial construction	34	290
Residential loans:
Residential mortgages - nonguaranteed	775	1,392
Home equity products	341	338
Residential construction	112	220
Consumer loans:
Other direct	6	7
Indirect	19	20
Total nonaccrual/NPLs	1,547	2,903
OREO[1]	264	479
Other repossessed assets	9	10
Nonperforming LHFS	37	—
Total nonperforming assets	$1,857	$3,392
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $140 million and $132 million at December 31, 2012 and 2011, respectively.

Restructured Loans
TDRs are loans in which the borrower is experiencing financial difficulty, and the Company has granted an economic concession to the borrower that it would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain limited situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.

During 2012, the Company changed its policy with respect to residential loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower. As a result of the policy change, the Company identified and reclassified an incremental $232 million of residential real estate loans to nonaccrual, of which $177 million were newly designated as TDRs, regardless of the loans' actual payment history and expected performance. Additionally, $24 million in existing nonaccrual Chapter 7 loans were newly designated as TDRs. Prior to December 31, 2012, the Company's policy was to classify loans to borrowers who had filed for bankruptcy as nonaccrual when such loans became 60 days past due. However, the Company did not previously report these Chapter 7 loans as TDRs unless otherwise modified under one of the Company's loss mitigation programs. See additional discussion in "Loans" and "Allowance for Credit Losses" sections of Note 1, "Significant Accounting Policies," for further information regarding Chapter 7 bankruptcy loans.
At December 31, 2012 and 2011, the Company had $1 million and $5 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Continued)

The number and amortized cost of loans modified under the terms of a TDR during the year ended December 31, 2012 and 2011, by type of modification, are shown in the following tables:

	2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions [4]	Total
Commercial loans:
Commercial & industrial	358	$5	$4	$23	$32
Commercial real estate	33	20	7	6	33
Commercial construction	16	4	—	14	18
Residential loans:
Residential mortgages - nonguaranteed	2,804	—	72	125	197
Home equity products	3,790	—	110	91	201
Residential construction	564	—	1	73	74
Consumer loans:
Other direct	127	—	—	4	4
Indirect	2,803	—	—	49	49
Credit cards	1,421	—	8	—	8
Total TDRs	11,916	$29	$202	$385	$616
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2012 was $9 million.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2012.
4 Approximately 4,231 of the residential loans, with an amortized cost of $201 million as of December 31, 2012, relate to loans discharged in Chapter 7 bankruptcy that were reclassified as TDRs during 2012.

	2011[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
Commercial & industrial	510	$28	$45	$55	$128
Commercial real estate	43	40	26	22	88
Commercial construction	102	38	8	97	143
Residential loans:
Residential mortgages - nonguaranteed	967	—	233	16	249
Home equity products	1,737	—	134	6	140
Residential construction	367	—	17	36	53
Consumer loans:
Other direct	78	—	1	3	4
Credit cards	2,468	—	14	—	14
Total TDRs	6,272	$106	$478	$235	$819
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2011 was $17 million.
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

Notes to Consolidated Financial Statements (Continued)

The preceding tables represent loans modified under the terms of a TDR during the years ended December 31, 2012 and 2011; whereas, the following tables represent loans modified as a TDR over longer time periods; as specified in the tables below, that became 90 days or more delinquent during the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31, 2012 [1]
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	84	$5
Commercial real estate	9	5
Commercial construction	10	7
Residential loans:
Residential mortgages	141	20
Home equity products	164	11
Residential construction	24	3
Consumer loans:
Other direct	4	—
Indirect	43	—
Credit cards	204	1
Total TDRs	683	$52
1For the year ended December 31, 2012, this represents defaults on loans that were first modified between the periods January 1, 2011 and December 31, 2012, including loans modified under the terms of a TDR that were charged-off during the periods.

	Year Ended December 31, 2011 [1]
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
Commercial & industrial	71	$14
Commercial real estate	14	22
Commercial construction	32	28
Residential loans:
Residential mortgages	455	108
Home equity products	220	22
Residential construction	33	7
Consumer loans:
Other direct	10	—
Credit cards	403	3
Total TDRs	1,238	$204
1For the year ended December 31, 2011, this represents defaults on loans that were first modified between the periods January 1, 2010 and December 31, 2011, including loans modified under the terms of a TDR that were charged-off during the periods.

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $562 million and $630 million at December 31, 2012 and 2011, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2012, the Company owned $43.2 billion in residential loans, representing 36% of total LHFI, and had $11.7 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2012, 10% were guaranteed by a federal agency or a GSE. At December 31, 2011, the Company owned $46.7 billion in residential loans, representing 38% of total LHFI, and had $12.7 billion in commitments to extend credit on home equity lines and $7.8 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2011, 14% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $13.3 billion and $14.7 billion of mortgage loans at December 31, 2012 and 2011, respectively, that included terms such as an interest only feature, a high LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $7.6 billion and $9.4 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.5 billion of those interest only loans as of December 31, 2012, and $1.9 billion as of December 31, 2011, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $5.7 billion and $5.3 billion of amortizing loans with no mortgage insurance at December 31, 2012 and 2011, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans with no mortgage insurance have increased as the benefits of mortgage insurance covering certain second lien mortgage loans have been exhausted, resulting in the loans effectively no longer being insured.

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses for the years ended December 31 is summarized in the table below:

(Dollars in millions)	2012	2011	2010
Balance at beginning of period	$2,505	$3,032	$3,235
Provision for loan losses	1,398	1,523	2,708
Allowance recorded upon VIE consolidation	—	—	1
Benefit for unfunded commitments	(3)	(10)	(57)
Loan charge-offs	(1,907)	(2,241)	(3,018)
Loan recoveries	226	201	163
Balance at end of period	$2,219	$2,505	$3,032
Components:
ALLL	$2,174	$2,457	$2,974
Unfunded commitments reserve[1]	45	48	58
Allowance for credit losses	$2,219	$2,505	$3,032
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

Activity in the ALLL by segment for the years ended December 31 is presented in the tables below:

	2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	241	1,062	95	1,398
Loan charge-offs	(457)	(1,316)	(134)	(1,907)
Loan recoveries	154	31	41	226
Balance at end of period	$902	$1,131	$141	$2,174

	2011
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$1,303	$1,498	$173	$2,974
Provision for loan losses	324	1,113	86	1,523
Loan charge-offs	(803)	(1,275)	(163)	(2,241)
Loan recoveries	140	18	43	201
Balance at end of period	$964	$1,354	$139	$2,457

As discussed in Note 1, “Significant Accounting Policies,” the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

The Company’s LHFI portfolio and related ALLL at December 31 is shown in the tables below:

	2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$138	$7	$2,859	$348	$81	$9	$3,078	$364
Collectively evaluated	58,750	895	39,961	783	19,302	132	118,013	1,810
Total evaluated	58,888	902	42,820	1,131	19,383	141	121,091	2,174
LHFI at fair value	—	—	379	—	—	—	379	—
Total LHFI	$58,888	$902	$43,199	$1,131	$19,383	$141	$121,470	$2,174

	2011
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$412	$34	$3,141	$405	$39	$9	$3,592	$448
Collectively evaluated	55,458	930	43,088	949	19,924	130	118,470	2,009
Total evaluated	55,870	964	46,229	1,354	19,963	139	122,062	2,457
LHFI at fair value	2	—	431	—	—	—	433	—
Total LHFI	$55,872	$964	$46,660	$1,354	$19,963	$139	$122,495	$2,457

Notes to Consolidated Financial Statements (Continued)

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment as of December 31 consisted of the following:

(Dollars in millions)	Useful Life	2012	2011
Land	Indefinite	$349	$358
Buildings and improvements	2 - 40 years	1,041	1,033
Leasehold improvements	1 - 30 years	622	580
Furniture and equipment	1 - 20 years	1,357	1,322
Construction in progress		111	105
Total premises and equipment		3,480	3,398
Less accumulated depreciation and amortization		1,916	1,834
Premises and equipment, net		$1,564	$1,564
The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were immaterial as of December 31, 2012 and 2011.

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2012 were as follows:

(Dollars in millions)	Operating Leases	Capital Leases
2013	$214	$2
2014	202	2
2015	185	2
2016	177	2
2017	154	2
Thereafter	377	5
Total minimum lease payments	$1,309	15
Amounts representing interest		4
Present value of net minimum lease payments		$11
Net premises and equipment included $6 million and $7 million related to capital leases as of December 31, 2012 and 2011, respectively. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $219 million, $184 million, and $179 million for the years ended December 31, 2012, 2011, and 2010, respectively. Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 totaled $188 million, $181 million, and $177 million, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As discussed in Note 20, "Business Segment Reporting," the Company reorganized its management reporting structure in the first quarter of 2012, including its segment reporting structure and goodwill reporting units. Goodwill was reassigned to the new reporting units using a relative fair value allocation. After the allocation, Consumer Banking and Private Wealth Management's goodwill balance was comprised of $3.6 billion and $335 million previously recorded within the Retail Banking and W&IM segments, respectively. Wholesale Banking's goodwill balance was comprised of $1.3 billion, $47 million, $928 million, and $180 million previously recorded within the Retail Banking, W&IM, Diversified Commercial Banking, and CIB segments, respectively.

Notes to Consolidated Financial Statements (Continued)

Goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company performed a goodwill impairment analysis as of September 30, 2012 for Consumer Banking and Private Wealth Management, Wholesale Banking, GenSpring, and RidgeWorth Capital Management, which includes all its reporting units with goodwill balances as of September 30, 2012. The Company determined for the following reporting units that the fair value is in excess of the respective carrying value by the following percentages:

Consumer Banking and Private Wealth Management         21%
Wholesale Banking                     31%
RidgeWorth Capital Management                  147%

The fair value of the GenSpring reporting unit, however, was less than its carrying value. As a result, the Company performed the second step of the goodwill impairment evaluation, which involved calculating the implied fair value of the goodwill for the reporting unit. The implied fair value of the goodwill was less than its carrying value; therefore, the Company recognized an impairment loss of $7 million, which was the carrying value of goodwill for the reporting unit.
The Company monitored events and circumstances during the fourth quarter of 2012, and determined that there was no further goodwill impairment during the fourth quarter of 2012. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31 are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Acquisition of assets of FirstAgain, LLC	—	—	—	—	32	—	32
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Impairment of GenSpring	—	—	—	—	(7)	—	(7)
Balance, December 31, 2012	$—	$—	$—	$—	$3,955	$2,414	$6,369

Balance, January 1, 2011	$4,854	$928	$180	$361	$—	$—	$6,323
Contingent consideration	—	—	—	1	—	—	1
Acquisition of certain additional assets of CSI Capital Management	—	—	—	20	—	—	20
Balance, December 31, 2011	$4,854	$928	$180	$382	$—	$—	$6,344

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(21)	—	(18)	(39)
MSRs originated	—	336	—	336
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(112)	—	(112)
Other changes in fair value [2]	—	(241)	—	(241)
Sale of MSRs	—	(5)	—	(5)
Balance, December 31, 2012	$17	$899	$40	$956

Balance, January 1, 2011	$67	$1,439	$65	$1,571
Amortization	(29)	—	(14)	(43)
MSRs originated	—	224	—	224
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(533)	—	(533)
Other changes in fair value [2]	—	(200)	—	(200)
Sale of MSRs	—	(9)	—	(9)
Other	—	—	7	7
Balance, December 31, 2011	$38	$921	$58	$1,017
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)	Core Deposit Intangibles	Other	Total
2013	$13	$10	$23
2014	4	8	12
2015	—	7	7
2016	—	4	4
2017	—	4	4
Thereafter	—	7	7
Total	$17	$40	$57

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company’s Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2012, 2011, and 2010, was $333 million, $364 million, and $399 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
As of December 31, 2012 and 2011, the total unpaid principal balance of mortgage loans serviced was $144.9 billion and $157.8 billion, respectively. Included in these amounts were $113.2 billion and $124.1 billion as of December 31, 2012 and 2011, respectively, of loans serviced for third parties. During the year ended December 31, 2012, the Company sold MSRs on residential loans with an unpaid principal balance of $2.1 billion.

At the end of each quarter, the Company determines the fair value of the MSRs using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not

Notes to Consolidated Financial Statements (Continued)

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

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs as of December 31, 2012 and 2011, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the decrease in fair value during the year ended December 31, 2012, was driven by a 9% decline in the principal balance of loans serviced for others and a decrease in prevailing interest rates during the year ended December 31, 2012.

(Dollars in millions)	December 31, 2012	December 31, 2011
Fair value of retained MSRs	$899	$921
Prepayment rate assumption (annual)	16%	20%
Decline in fair value from 10% adverse change	$50	$52
Decline in fair value from 20% adverse change	95	98
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$37	$33
Decline in fair value from 20% adverse change	70	63
Weighted-average life (in years)	4.9	4.3
Weighted-average coupon	4.8%	5.2%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 16, “Derivative Financial Instruments,” for further information regarding these hedging transactions.

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments, as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. In accordance with the accounting guidance related to transfers of financial assets that became effective on January 1, 2010, upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets, such as trading assets or securities AFS, as well as servicing rights retained and guarantee liabilities incurred. See Note 18, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies.
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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $1.0 billion, $397 million, and $588 million, including servicing rights for the years ended December 31, 2012, 2011, and 2010, respectively. These gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 16, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 17, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. As of December 31, 2012 and 2011, the fair value of securities received totaled $98 million and $104 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets as of December 31, 2012 and 2011, of the unconsolidated trusts in which the Company has a VI are $445 million and $529 million, respectively. No events have occurred during the year ended December 31, 2012, that would change the Company's previous conclusion that it is not the primary beneficiary of any of these securitization entities.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties. Discussion of the Company's representations and warranties is included in Note 17, “Reinsurance Arrangements and Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets (see Note 18, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments). At December 31, 2012, the Company’s Consolidated Balance Sheets reflected $319 million of loans held by the CLO and $286 million of debt issued by the CLO. At December 31, 2011, the Company’s Consolidated Balance Sheets reflected $315 million of loans held by the CLO and $289 million of debt issued by the CLO. The Company is not obligated, contractually or otherwise, to provide financial support to this VIE nor has it previously provided support to this VIE. Further, creditors of the

Notes to Consolidated Financial Statements (Continued)

VIE have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million as of December 31, 2012 and $2 million as of December 31, 2011. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At December 31, 2012 and 2011, the Company’s Consolidated Balance Sheets did not include $1.8 billion and $2.0 billion, respectively, of estimated assets and $1.7 billion and $1.9 billion, respectively, of estimated liabilities. The Company is not obligated to provide any support to these entities, nor has it previously provided support to these entities. No events occurred during the year ended December 31, 2012, that would change the Company’s previous conclusion that it is not the primary beneficiary of any of these securitization entities.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At December 31, 2012 and 2011, the Company’s Consolidated Balance Sheets reflected $384 million and $438 million, respectively, of assets held by the Student Loan entity and $380 million and $433 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at December 31, 2012 and 2011, includes current senior interests held in trading securities, which have fair values of $52 million and $43 million, respectively.
As discussed further in Note 18, "Fair Value Election and Measurement," the Company values these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. The underlying collateral of the VIEs is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. From a sensitivity analysis of the overcollateralization, the Company estimates that if each of the VIEs in which the Company holds retained positions experienced one to three additional large deferrals or defaults of an underlying collateral obligation, the fair value of the retained ARS would decline $7 million to $19 million, respectively.
At December 31, 2012 and 2011, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.2 billion. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the year ended December 31, 2012 , that changed either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

Notes to Consolidated Financial Statements (Continued)

The following tables present certain information for the years ended December 31, related to the Company’s asset transfers in which it has continuing economic involvement.

(Dollars in millions)	2012	2011	2010
Cash flows on interests held[1]:
Residential Mortgage Loans	$27	$48	$66
Commercial and Corporate Loans	1	1	4
Student Loans	—	—	8
CDO Securities	2	2	2
Total cash flows on interests held	$30	$51	$80
Servicing or management fees[1]:
Residential Mortgage Loans	$3	$3	$4
Commercial and Corporate Loans	10	10	12
Student Loans	—	—	$1
Total servicing or management fees	$13	$13	$17

1 The transfer activity is related to unconsolidated VIEs.

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of December 31, 2012 and 2011, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the years ended December 31, 2012 and 2011, are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	December 31, 2012	December 31, 2011	December 31, 2012		December 31, 2011		Year Ended December 31

(Dollars in millions)							2012	2011
Type of loan:
Commercial	$58,888	$55,872	$320		$938		$303	$663
Residential	43,199	46,660	1,941		3,079		1,285	1,257
Consumer	19,383	19,963	68		914		93	120
Total loan portfolio	121,470	122,495	2,329		4,931		1,681	2,040
Managed securitized loans:
Commercial	1,767	1,978	23		43		—	—
Residential	104,877	114,342	2,186	[3]	3,310	[3]	30	50
Total managed loans	$228,114	$238,815	$4,538		$8,284		$1,711	$2,090
1Excludes $3,399 million and $2,353 million of loans held for sale at December 31, 2012 and 2011, respectively.
2Excludes $38 million and $3 million of past due loans held for sale at December 31, 2012 and 2011, respectively.
3Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Three Pillars Funding, LLC
The Company previously assisted in providing liquidity to select corporate clients by directing them to a multi-seller CP conduit, Three Pillars. Three Pillars provided financing for direct purchases of financial assets originated and serviced by the Company’s corporate clients by issuing CP. In January 2012, the Company initiated the process of liquidating Three Pillars. As of June 30, 2012, all commitments and outstanding loans of Three Pillars were transferred to the Bank and Three Pillars' CP was repaid in full.
The Company determined that Three Pillars was a VIE as Three Pillars did not issue sufficient equity at risk. In accordance with the VIE consolidation guidance, the Company determined that it was the primary beneficiary of Three Pillars as certain subsidiaries had both the power to direct its significant activities and own potentially significant VIs. The assets and liabilities of Three Pillars were consolidated by the Company at their unpaid principal amounts at January 1, 2010; upon consolidation, the Company recorded an allowance for loan losses on $1.7 billion of secured

Notes to Consolidated Financial Statements (Continued)

loans that were consolidated at that time, resulting in an immaterial transition adjustment, which was recorded in the Company’s Consolidated Statements of Shareholders’ Equity.
The Company’s involvement with Three Pillars included the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; issuance of letters of credit, which provided partial credit protection to the CP holders; and providing liquidity arrangements that provided funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total revenue for the Company, net of direct salary and administrative costs, of $65 million and $68 million for the years ended December 31, 2011, and 2010, respectively. Before liquidation in 2012, Three Pillars generated $11 million of total revenue for the Company, net of direct salary and administrative costs. Subsequent to liquidation, the Bank continued to recognize revenue from the commitments and outstanding loans that were transferred to the Bank by Three Pillars.
At December 31, 2011, the Company’s Consolidated Balance Sheets included approximately $2.9 billion of secured loans held by Three Pillars, which were included within commercial loans. Other assets and liabilities were not material to the Company's Consolidated Balance Sheets, and no CP was outstanding at December 31, 2011. No losses on any of Three Pillars’ assets were incurred during the years ended December 31, 2012, 2011, and 2010.
For further discussion on the activities of Three Pillars in 2011 and 2010, see Note 11, "Certain Transfers of Financial Assets and Variable Interest Entities", to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. Under the matched book TRS business model, the VIEs purchase assets (typically commercial leveraged loans) from the market, which are identified by third party clients, that serve as the underlying reference assets for a TRS between the VIE and the Company and a mirror TRS between the Company and its third party clients. The TRS contracts between the VIEs and the Company hedge the Company’s exposure to the TRS contracts with its third party clients. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the reference assets, the Company provides senior financing, in the form of demand notes, to these VIEs. The TRS contracts pass through interest and other cash flows on the assets owned by the VIEs to the third parties, along with exposing the third parties to depreciation on the assets and providing them with the rights to appreciation on the assets. The terms of the TRS contracts require the third parties to post initial collateral, in addition to ongoing margin as the fair values of the underlying assets change. Although the Company has always caused the VIEs to purchase a reference asset in response to the addition of a reference asset by its third party clients, there is no legal obligation between the Company and its third party clients for the Company to purchase the reference assets or for the Company to cause the VIEs to purchase the assets.
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
At December 31, 2012 and 2011, the Company had $1.9 billion and $1.7 billion, respectively, in senior financing outstanding to VIEs, which were classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.9 billion and $1.6 billion at December 31, 2012 and 2011, respectively, and the Company had entered into mirror TRS contracts with its third parties with the same outstanding notional amounts. At December 31, 2012, the fair values of these TRS assets and liabilities were $51 million and $46 million, respectively, and at December 31, 2011, the fair values of these TRS assets and liabilities were $20 million and $17 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum

Notes to Consolidated Financial Statements (Continued)

exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with the third parties. The Company has not provided any support to the VIEs that it was not contractually obligated to for the years ended December 31, 2012 and 2011. For additional information on the Company’s TRS with these VIEs, see Note 16, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of December 31, 2012 and 2011, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $3 million and $5 million, respectively, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of December 31, 2012 and 2011. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the years ended December 31, 2012 and 2011, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2012 and 2011.The limited partner interests had carrying values of $186 million and $194 million at December 31, 2012 and 2011, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $505 million and $472 million at December 31, 2012 and 2011, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $236 million and $249 million of loans, interest-rate swaps, or letters of credit issued by the Company to the limited partnerships at December 31, 2012 and 2011, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.
Additionally, the Company invests in funds whose purpose is to invest in affordable housing developments as the limited partner investor. The Company owns minority and noncontrolling interests in these funds. As of December 31, 2012 and 2011, the Company's investment in these funds totaled $63 million and $68 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $110 million and $108 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the partnerships. As of December 31, 2012 and 2011, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $239 million and $360 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $100 million and $107 million, respectively.

During 2012, the Company announced its intention to sell certain consolidated affordable housing properties. In connection with this action, the Company recorded valuation losses related to the planned sale of these properties in the amount of $96 million in noninterest expense for the year ended December 31, 2012. Of the total valuation loss, $3 million relates to properties held in the partnerships where the Company operates strictly as the general partner, and the remaining $93 million relates to properties held in the partnerships where the Company owns both the limited partner and general partner interests or acts as the indemnifying party. One of these consolidated affordable housing properties was sold as of December 31, 2012 at an immaterial gain. For the remaining $0.1 billion of properties, marketing efforts continue as scheduled. See Note 18, “Fair Value Election and Measurement,” for further discussion on the impact of impairment charges on affordable housing partnership investments.

Notes to Consolidated Financial Statements (Continued)

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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds as of December 31, 2012 and 2011, were $372 million and $1.1 billion, respectively.
The Company does not have any contractual obligation to provide monetary support to any of the Funds. The Company did not provide any significant support, contractual or otherwise, to the Funds during the years ended December 31, 2012 and 2011.

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Short-term borrowings
Other short-term borrowings as of December 31 was as follows:

	2012		2011
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
FHLB advances	$1,500	0.34%	$7,000	0.14%
Master notes	1,512	0.30	1,710	0.40
Dealer collateral	282	0.17	265	various
Other	9	2.70	8	2.70
Total other short-term borrowings	$3,303		$8,983
The average balances of other short-term borrowings for the years ended December 31, 2012 and 2011 were $7.0 billion and $3.5 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2012 and 2011 were $10.7 billion and $9.0 billion, respectively. As of December 31, 2012, the Company had collateral pledged to the Federal Reserve discount window to support $23.8 billion of available, unused borrowing capacity.

Notes to Consolidated Financial Statements (Continued)

Long-term debt
Long-term debt as of December 31 was as follows:

(Dollars in millions)	2012	2011	Interest Rates	Maturities
Parent Company Only
Senior, fixed rate [1]	$2,270	$2,719	1.00% - 6.00%	2014 - 2028
Senior, variable rate	152	1,527	0.46 - 4.00	2013 - 2019
Subordinated, fixed rate	200	200	6.00	2026
Junior subordinated, fixed rate	—	1,197	6.10 - 7.88	2036 - 2068
Junior subordinated, variable rate	627	651	0.96 - 1.34	2027 - 2028
Total Parent Company debt (excluding intercompany of $160 as of December 31, 2012 and 2011)	3,249	6,294

Subsidiaries
Senior, fixed rate [2]	426	350	0.50 - 9.65	2013 - 2048
Senior, variable rate [3]	3,846	2,504	0.41 - 7.50	2013 - 2037
Subordinated, fixed rate [4]	1,336	1,260	5.00 - 7.25	2015 - 2020
Subordinated, variable rate	500	500	0.60 - 0.66	2015
Total subsidiaries debt	6,108	4,614
Total long-term debt	$9,357	$10,908
1 Includes $0 and $448 million of debt recorded at fair value at December 31, 2012 and 2011, respectively.
2 Includes leases and other obligations that do not have a stated interest rate.
3 Includes $286 million and $289 million of debt recorded at fair value at December 31, 2012 and 2011, respectively.
4 Debt recorded at fair value.
The Company held no foreign denominated debt at December 31, 2012; however, the Company had $460 million of foreign denominated debt at December 31, 2011. The Company held no government-guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program at December 31, 2012; however, the Company held $576 million under the FDIC's Temporary Liquidity Guarantee Program at December 31, 2011. Maturities of long-term debt are: 2013 – $295 million; 2014 – $19 million; 2015 – $835 million; 2016 – $1.2 billion; 2017 – $4.7 billion; and thereafter – $2.3 billion.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2012, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $627 million and $1.9 billion qualified as Tier 1 capital as of December 31, 2012 and 2011, respectively, and long-term debt of $1.5 billion and $1.6 billion qualified as Tier 2 capital as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had collateral pledged to the FHLB of Atlanta to support $16.0 billion of available borrowing capacity with $3.0 billion of long-term debt and $1.5 billion of short-term debt outstanding at December 31, 2012.

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
During 2012, $1.4 billion of floating rate senior notes and $589 million of floating rate senior foreign denominated notes matured. Additionally, during 2012, the Company extinguished a $1.0 billion long-term FHLB advance and $1.2 billion of floating rate senior notes related to the Coke transaction. Fixed rate junior subordinated notes of $1.2 billion, due in 2036 and 2068, were repurchased during the year ended December 31, 2012. Net losses related to debt extinguishment during the year ended December 31, 2012 were $16 million. During 2012, the Company entered into new long-term FHLB advances of $4.0 billion.

Notes to Consolidated Financial Statements (Continued)

Contractual Commitments
In the normal course of business, the Company enters into certain contractual arrangements. Such arrangements include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2012, the Company had the following unconditional obligations:

(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$214	$387	$331	$377	$1,309
Capital lease obligations [1]	1	3	3	4	11
Purchase obligations [2]	96	469	222	—	787
Total	$311	$859	$556	$381	$2,107
1 Amounts do not include accrued interest.
2 Includes contracts with a minimum annual payment of $5 million or more.

NOTE 12 – NET INCOME/(LOSS) PER COMMON SHARE
Equivalent shares of 23 million, 26 million, and 31 million related to common stock options and common stock warrants outstanding as of December 31, 2012, 2011, and 2010, respectively, were excluded from the computations of diluted income/(loss) per average common share because they would have been anti-dilutive. Further, for EPS calculation purposes, during the year ended December 31, 2010 the impact of dilutive securities was excluded from the calculation because the Company recognized a net loss available to common shareholders and the impact would have been anti-dilutive.
A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the the years ended December 31, 2012, 2011, and 2010, is included below. Additionally, included below is a reconciliation of net income to net income/(loss) available to common shareholders.

(In millions, except per share data)	2012	2011	2010
Net income	$1,958	$647	$189
Preferred dividends	(12)	(7)	(7)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	(66)	(267)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	(74)	—
Dividends and undistributed earnings allocated to unvested shares	(15)	(5)	(2)
Net income/(loss) available to common shareholders	$1,931	$495	($87)
Average basic common shares	534	524	495
Effect of dilutive securities:
Stock options	1	2	1
Restricted stock	3	2	3
Average diluted common shares	538	528	499
Net income/(loss) per average common share - diluted	$3.59	$0.94	($0.18)
Net income/(loss) per average common share - basic	$3.62	$0.94	($0.18)

NOTE 13 – CAPITAL
During the year ended December 31, 2012, the Company submitted its 2012 CCAR capital plans for review by the Federal Reserve. The Federal Reserve's review indicated that the Company's capital exceeded requirements throughout the Supervisory Stress Test time horizon without any additional capital actions. Additionally, the Federal Reserve did not object to the Company maintaining its quarterly common stock dividend of $0.05 per share and its plans to redeem certain trust preferred securities at such time as their governing documents permit, including when these securities are no longer expected to qualify as Tier 1 capital. Accordingly, during the year ended December 31, 2012, the Company declared a quarterly common stock dividend of $0.05 per share each quarter and redeemed $1.2 billion of outstanding trust preferred securities. As of December 31, 2012,

Notes to Consolidated Financial Statements (Continued)

the Company has $627 million in trust preferred securities outstanding. In January 2013, the Company submitted its 2013 CCAR capital plan and expects the Federal Reserve to complete its review of the plan by March 2013.
During the year ended December 31, 2011, the Company initiated and completed certain elements of its January 2011 capital plan, including issuing a $1.0 billion common stock offering and a $1.0 billion senior debt offering, which pays 3.60% interest and is due in 2016. The Company used the proceeds from these offerings, as well as from other available funds to repurchase in March 2011, $3.5 billion of Fixed Rate Cumulative Preferred Stock, Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock, Series D, that was issued to the U.S. Treasury under the TARP’s CPP in 2008. As a result of the repurchase of Series C and D Preferred Stock, the Company incurred a one-time non-cash charge to net income/(loss) available to common shareholders of $74 million related to accelerating the outstanding discount accretion on the Series C and D Preferred Stock. The discount associated with the Series C and D Preferred Stock was being amortized over a five-year period from each respective issuance date using the effective yield method and totaled $6 million and $25 million during 2011 and 2010, respectively.
Capital Ratios

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets. Capital ratios at December 31, consisted of the following:

	2012		2011
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$13,509	10.04%	$12,254	9.22%
Tier 1 capital	14,975	11.13	14,490	10.90
Total capital	18,131	13.48	18,177	13.67
Tier 1 leverage		8.91		8.75
SunTrust Bank
Tier 1 capital	$15,121	11.38%	$14,026	10.70%
Total capital	18,056	13.59	17,209	13.13
Tier 1 leverage		9.23		8.69
Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $1.8 billion. There was no capacity for payment of cash dividends to the Parent Company under these regulations at December 31, 2011. Additionally, the Federal Reserve requires the Company to maintain cash reserves. As of December 31, 2012 and 2011, these reserve requirements totaled $1.9 billion and $1.7 billion, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.
Preferred Stock
Preferred stock at December 31, consisted of the following:

(Dollars in millions)	2012	2011
Series A (1,725 shares outstanding)	$172	$172
Series B (1,025 shares outstanding)	103	103
Series E (4,500 shares outstanding)	450	—
	$725	$275
In September 2006, the Company authorized and issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the Series A Preferred Stock). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. During 2009, the Company repurchased 3,275 shares of the Series A Preferred Stock. In

Notes to Consolidated Financial Statements (Continued)

September 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.
In December 2011, the Company authorized 5,010 shares and issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the Series B Preferred Stock). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.65%, or 4.00%. Shares of the Series B Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock was immediately redeemable upon issuance at the Company's option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
In December 2012, the Company authorized 5,000 shares and issued 4,500 shares of Perpetual Preferred Stock, Series E, no par value and $100,000 liquidation preference per share (the Series E Preferred Stock). The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase or retire the shares. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum of 5.875%. Shares of the Series E Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and rank equally with the Company's outstanding Perpetual Preferred Stock, Series A and Series B and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series E Preferred Stock is redeemable, at the option of the Company, on any dividend payment date occurring on or after March 15, 2018, at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
The Company repurchased its Series C and D Cumulative Perpetual Preferred Stock from the U.S. Treasury in March 2011. In September 2011, the U.S. Treasury sold, in a public auction, a total of 17.9 million of the Company's warrants to purchase 11.9 million shares of SunTrust common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of SunTrust common stock at an exercise price of $33.70 per share (Series A warrants). The warrants were issued by SunTrust to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP and have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the Series A warrants for $11 million and retired them.
Common and Preferred Dividends
The Company remains subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the U.S. Treasury’s CPP. If the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP, then the anti-dilution provision within the warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to Form 8-K as filed on September 23, 2011.
During the years ended December 31, 2012, 2011, and 2010, SunTrust paid cash dividends on perpetual preferred stock totaling $12 million, $67 million, and $239 million, respectively. In 2012, the dividend per share for Series A and Series B perpetual preferred stock was $4,067 and $4,027, respectively. SunTrust also declared and paid common dividends totaling $107 million, or $0.20 per common share, $64 million, or $0.12 per common share, and $20 million, or $0.04 per common share, during the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE 14 - INCOME TAXES
The components of income tax provision included in the Consolidated Statements of Income were as follows:

	Year ended December 31
(Dollars in millions)	2012	2011	2010
Current income tax expense/(benefit):
Federal	$553	($4)	$—
State	26	—	(14)
Total	$579	($4)	($14)
Deferred income tax expense/(benefit):
Federal	$229	$81	($177)
State	(35)	2	6
Total	194	83	(171)
Total income tax expense/(benefit)	$773	$79	($185)

The income tax provision does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 21, “Accumulated Other Comprehensive Income.”

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual provision/(benefit) for income taxes and the effective tax rate is as follows:

	Year ended December 31
	2012		2011		2010
(Dollars in millions)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income [1]
Income tax expense at federal statutory rate	$956	35.0%	$254	35.0%	$1	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(77)	(2.8)	(72)	(9.9)	(74)	NM
Dividends received deduction	(8)	(0.3)	(14)	(1.9)	(13)	NM
Income tax credits, net	(83)	(3.0)	(88)	(12.1)	(88)	NM
State income taxes, net	(6)	(0.2)	2	0.2	12	NM
Completion of audit examinations by taxing authorities	—	—	—	—	(20)	NM
Other	(9)	(0.4)	(3)	(0.4)	(3)	NM
Total income tax expense/(benefit) and rate	$773	28.3%	$79	10.9%	($185)	NM
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

(Dollars in millions)	2012	2011
DTAs:
Allowance for loan and lease losses	$861	$906
Accrued expenses	685	516
State NOL and other carryforwards (net of federal benefit)	209	197
Federal credits and other carryforwards	—	266
Other	173	168
Total gross DTAs	1,928	2,053
Valuation allowance	(56)	(65)
Total DTAs	$1,872	$1,988
DTLs:
Net unrealized gains in AOCI	$197	$995
Leasing	786	728
Compensation and employee benefits	74	100
MSRs	623	613
Loans	72	47
Goodwill and intangible assets	141	121
Fixed assets	196	177
Other	62	95
Total DTLs	$2,151	$2,876
Net DTL	($279)	($888)
The net DTL decreased significantly in 2012 primarily as a result of the decrease in the DTL for net unrealized gains in AOCI. The net unrealized gains had a significant decrease due to the reclassification adjustment for the realized gain on the Coke common stock in 2012.
The DTA for the federal credit and other carryforwards was utilized in 2012. The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2013 to 2032. At December 31, 2012 and 2011, the Company recorded a valuation allowance against its state carryforwards and certain state DTAs of $56 million and $65 million, respectively. The Company determined that a valuation allowance is not required for the federal and the remaining state DTAs because it is more likely than not these assets will be realized.

The following table provides a rollforward of the Company's federal and state UTBs, excluding interest and penalties, for the years ended December 31:

(Dollars in millions)	2012	2011
Balance at January 1	$133	$132
Increases in UTBs related to prior years	1	12
Decreases in UTBs related to prior years	(2)	(12)
Increases in UTBs related to the current year	45	8
Decreases in UTBs related to settlements	(34)	(1)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(6)	(6)
Balance at December 31	$137	$133

The amount of UTBs that, if recognized, would affect the Company's effective tax rate was $92 million at December 31, 2012. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the liability for UTBs could decrease during the next 12 months by up to $65 million due to completion of tax authority examinations and the expiration of statutes of limitations.
Interest related to UTBs is recorded as a component of the income tax provision. The Company had a liability of $18 million and $21 million for interest related to its UTBs at December 31, 2012 and 2011, respectively. Interest income recognized

Notes to Consolidated Financial Statements (Continued)

related to UTBs was approximately $3 million and less than $1 million for the years ended December 31, 2012 and 2011, respectively.

The Company files U.S. federal, state, and local consolidated and separate income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2006. The IRS audit of the 2006 federal income tax return is closed, but the return is still subject to examination to the extent of carryback claims. The Company's 2007 through 2009 federal income tax returns are currently under examination by the IRS. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2006.

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various LTI and short-term incentive plans for eligible employees and may deliver LTIs through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. For the year ended December 31, 2012, the Company's AIP plan included a higher number of eligible participants, of which some participants previously received compensation under other incentive plans. All incentive awards are subject to clawback provisions. Compensation expense for the LTI and AIP cash plans was $155 million, $116 million, and $77 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Previously, TARP prohibited the payment of any bonus, incentive compensation, or stock option award to the Company's five NEOs and certain other highly-compensated executives. As a result, beginning in January 2010, the Company paid additional base salary amounts in the form of stock (salary shares) to the NEOs and some of the other employees who were among the next 20 most highly-compensated executives. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan") until the Company repaid the U.S. government's TARP investment. The Company settled the stock units in cash; for the 2010 salary shares, one half was settled on March 31, 2011, and one half was settled on March 31, 2012. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount paid upon settlement of the stock units was equal to the value of a share of SunTrust common stock on the settlement date. The value of salary shares paid was $4 million and $7 million in 2012 and 2011, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute performance target such as ROA or Tier 1 Capital ratio. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. As of December 31, 2012, 17,941,440 shares were available for granting, including 10,754,365 shares available to be issued as restricted stock. Stock options are granted at an exercise price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years and, upon option exercise, shares are issued to employees from treasury stock.

Shares or units of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock. We do not pay dividends on unvested RSU awards but instead accrue and reinvest them in equivalent shares of SunTrust common stock and pay them only if the underlying RSU award vests. Generally, restricted stock unit awards are classified as equity. However, during 2012, 574,257 restricted stock units were granted with a fair value on the grant date of $21.67 per unit that are classified as a liability because the grant date has not yet been achieved as defined under U.S. GAAP. The balance of those restricted stock units classified as a liability at December 31, 2012 was $12 million.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model. The expected volatility represents the implied volatility of SunTrust stock. The expected term represents the period of time that the stock options granted are expected to be outstanding and is derived from historical data that is used to evaluate patterns such as

Notes to Consolidated Financial Statements (Continued)

stock option exercise and employee termination. Through the repurchase of preferred stock issued to the U.S. Treasury in the first quarter of 2011, the expected dividend yield was based on the current rate in effect at the grant date. Beginning in second quarter 2011, the Company began using the projected dividend to be paid as the dividend yield assumption. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.
The weighted average fair values of options granted during 2012, 2011, and 2010 were $7.83, $10.51 and $12.78 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31
	2012	2011	2010
Dividend yield	0.91%	0.75%	0.17%
Expected stock price volatility	39.88	34.87	56.09
Risk-free interest rate (weighted average)	1.07	2.48	2.80
Expected life of options	6 years	6 years	6 years

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2010	17,661,216	$9.06 - 150.45	$53.17	4,770,172	$59	$37.02	66,420	$26.96
Granted	1,192,974	22.69 - 27.79	23.64	1,355,075	33	24.01	—	—
Exercised/vested	—	—	—	(1,266,267)	—	67.27	—	—
Cancelled/expired/forfeited	(1,711,690)	9.06 - 140.14	52.62	(238,171)	(7)	29.22	(1,230)	26.96
Amortization of restricted stock compensation	—	—	—	—	(42)	—	—	—
Balance, December 31, 2010	17,142,500	9.06 - 150.45	51.17	4,620,809	43	25.32	65,190	26.96
Granted	813,265	19.98 - 32.27	29.70	1,400,305	44	31.27	344,590	37.57
Exercised/vested	(20,000)	9.06	9.06	(1,085,252)	—	50.37	—	—
Cancelled/expired/forfeited	(2,066,348)	9.06 - 140.40	63.40	(313,695)	(7)	22.07	(4,305)	26.96
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—
Balance, December 31, 2011	15,869,417	9.06 - 150.45	48.53	4,622,167	48	21.46	405,475	35.98
Granted	859,390	21.67 - 23.68	21.92	1,737,202	38	21.97	1,717,148	22.65
Exercised/vested	(973,048)	9.06 - 22.69	9.90	(2,148,764)	—	14.62	(109,149)	27.73
Cancelled/expired/forfeited	(2,444,107)	9.06 - 85.06	45.73	(524,284)	(8)	19.91	(82,828)	22.79
Amortization of restricted stock compensation	—	—	—	—	(30)	—	—	—
Balance, December 31, 2012	13,311,652	$9.06 - 150.45	$50.15	3,686,321	$48	$25.56	1,930,646	$25.16
Exercisable, December 31, 2012	11,017,763		$55.45

Notes to Consolidated Financial Statements (Continued)

The following table presents information on stock options by range of exercise prices at December 31, 2012:

(Dollars in millions, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable as of December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	5,065,080	$20.30	6.39	$49	2,771,191	$16.66	5.05	$39
$49.47 to 64.57	1,893,710	54.67	0.38	—	1,893,710	54.67	0.38	—
$64.58 to 150.45	6,352,862	72.60	2.28	—	6,352,862	72.60	2.28	—
	13,311,652	$50.15	3.57	$49	11,017,763	$55.45	2.65	$39

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2012 was $15 million and less than $1 million for the years ended December 31, 2011 and 2010. Total fair value, measured as of the grant date, of restricted shares vested was $31 million, $55 million, and $85 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
As of December 31, 2012 and 2011, there was $67 million and $63 million, respectively, of unrecognized stock-based compensation expense related to nonvested stock options, restricted stock, and RSUs. The unrecognized stock compensation expense as of December 31, 2012 is expected to be recognized over a weighted average period of 2.17 years.

Stock-based compensation expense recognized in noninterest expense for the year ended December 31, was as follows:

(Dollars in millions)	2012	2011	2010
Stock-based compensation expense:
Stock options	$11	$15	$14
Restricted stock	30	32	42
RSUs	27	10	—
Total stock-based compensation expense	$68	$57	$56

The recognized stock-based compensation tax benefit was $26 million, $22 million, and $21 million for the years ended December 31, 2012, 2011, and 2010, respectively.
In addition to the SunTrust stock-based compensation awards, the Company has two subsidiaries which sponsor separate equity plans where subsidiary restricted stock or restricted membership interests are granted to key employees of the subsidiaries. These awards may be subject to one or more vesting criteria, including employment, performance or other conditions as established by the board of directors or executive of the subsidiary at the time of grant. Compensation cost for these restricted awards is equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period considering an estimation of forfeitures. As the equity of these subsidiaries is not traded in public markets, fair market value of the shares on the grant date is determined based on an external valuation. Depending on the specific terms of the awards, unvested awards may or may not be entitled to receive dividends or distributions during the vesting period. The restricted stock awards and restricted membership interest awards are subject to certain fair value put and call provisions subsequent to vesting. Stock-based compensation expense recognized in noninterest expense for the subsidiary equity plans for the years ended December 31, 2012, 2011, and 2010 totaled $8 million, $8 million and $13 million, respectively. During 2010, the vesting of some of these awards caused the Company to record a noncontrolling interest. During 2011, one of the subsidiaries converted all unvested membership interest awards into LTI cash awards for a fixed dollar amount equal to the fair value of the membership interest at the date of modification. The modified awards will continue to vest based on their original vesting schedule, and compensation expense will be recognized based on the higher of the original grant date value or the modified value.

Notes to Consolidated Financial Statements (Continued)

Retirement Plans

Defined Contribution Plan
SunTrust's employee benefit program includes a qualified defined contribution plan. For 2012, the plan provided a dollar for dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer to the 401(k) plan. Compensation expense related to this plan for the year ended December 31, 2012 was $96 million. SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. In accordance with the terms of the plan, the matching contribution to the Deferred Compensation Plan is the same percentage of match as provided in the 401(k) Plan subject to such limitations as may be imposed by the plans' provisions and applicable laws and regulations. Effective January 1, 2012, the Company's 401(k) plan and the Deferred Compensation Plan were amended to permit an additional discretionary Company contribution equal to a fixed percentage of eligible pay, as defined in the respective plan. For the 2012 performance year, the Company will make a discretionary contribution on March 15, 2013, in the amount of 2% of 2012 eligible pay to the 401(k) Plan and the Deferred Compensation Plan, which is an estimated $38 million.
During 2011 and 2010 the Company's 401(k) plan and the Deferred Compensation Plan provided a dollar for dollar match on the first 5% of eligible pay that a participant elected to defer to the 401(k) plan. Compensation expense related to the 401(k) plan for the years ended December 31, 2011 and 2010 totaled $81 million and $74 million, respectively, excluding the special contribution during 2011 described below. Effective January 1, 2011, employees hired on or after January 1, 2011 will vest in all Company 401(k) matching contributions and matching contributions under the Deferred Compensation Plan upon completion of two years of vesting service. During 2011, the Company's 401(k) plan and the Deferred Compensation Plan were amended to provide for a special one-time contribution equal to 5% of eligible 2011 earnings, which was $28 million, for employees who have: (1) at least 20 years of service as of December 31, 2011, or (2) 10 years of service and the sum of age and service equaled or exceeded 60 as of December 31, 2011. This contribution was made subsequent to the retirement pension benefit curtailment described below.
Noncontributory Pension Plans
SunTrust maintains a funded, noncontributory qualified retirement plan (the "Retirement Plan") covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service and, effective January 1, 2008, either a traditional pension benefit formula, a cash balance formula (the Personal Pension Account) or a combination of both. Participants are 100% vested after 3 years of service. The interest crediting rate applied to each Personal Pension Account was 3% for 2012. SunTrust monitors the funded status of the plan closely and due to the current funded status, SunTrust did not make a contribution for the 2012 plan year.
SunTrust also maintains unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company (the "SERP", the "ERISA Excess Plan", and the "Restoration Plan"). The plans provide defined benefits based on years of service and salary. SunTrust's obligations for these nonqualified supplemental defined benefit pension plans are included within the qualified Pension Plans in the tables presented in this section under “Pension Benefits”.
On December 31, 2010, the Company adopted the SunTrust Banks, Inc. Restoration Plan (the “Restoration Plan”) effective January 1, 2011. The Restoration Plan is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees that are limited under provisions of the Internal Revenue Code and are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as the Personal Pension Account under the Retirement Plan.
On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Similar to the SunTrust Retirement Plan, due to the current funded status of the NCF qualified Retirement Plan, SunTrust did not make a contribution for the 2012 plan year.

Effective January 1, 2011, a separate retirement plan was created exclusively for inactive and retired employees (“SunTrust Banks, Inc. Retirement Plan for Inactive Participants”). Obligations and related plan assets were transferred from the SunTrust Banks, Inc. Retirement Plan to the new separate retirement plan. As described in the following paragraph, effective January 1, 2012, the plans were combined into one Retirement Plan.

The Retirement Plan, the SERP, the ERISA Excess Plan, and the Restoration Plan were each amended on November 14, 2011 to cease all future benefit accruals. As a result, the traditional pension benefit formulas (final average pay formulas) will not reflect future salary increases and benefit service after December 31, 2011, and compensation credits under the Personal Pension Accounts (cash balance formula) will cease. However, interest credits under the Personal Pension Accounts will continue to accrue until

Notes to Consolidated Financial Statements (Continued)

benefits are distributed and service will continue to be recognized for vesting and eligibility requirements for early retirement. Additionally, the NCF Retirement Plan, which had been previously curtailed with respect to future benefit accruals, was amended to cease any adjustments for pay increases after December 31, 2011. As a result of the curtailment, the SunTrust Retirement Plan for Inactive Participants was merged into the Retirement Plan effective January 1, 2012. The Company recorded a curtailment gain of $88 million during 2011, which is reflected in employee benefits expense in the Consolidated Statements of Income, and a reduction to the pension benefit obligation of $96 million, which is reflected in the Consolidated Balance Sheets. The curtailment gain was partially offset by the $28 million special 401(k) contribution discussed above.
Other Postretirement Benefits
Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables below). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet specific age and service requirements at the time of retirement. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Certain retiree health benefits are funded in a Retiree Health Trust. Additionally, certain retiree life insurance benefits are funded in a VEBA. SunTrust reserves the right to amend or terminate any of the benefits at any time.
Assumptions
Each year, the SunTrust Benefits Finance Committee reviews and approves the assumptions used in the year-end measurement calculations for each plan. The discount rate for each plan, used to determine the present value of future benefit obligations, is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A series of benefit payments projected to be paid by the plan is developed based on the most recent census data, plan provisions, and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot interest rate. Prior to curtailment, a rate of compensation growth was used to determine future obligations for those plans whose benefits vary by pay.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial losses on obligations generated within the Pension Plans during 2012 and 2011 resulted primarily from lower interest rates during these years.

The change in benefit obligations during the year ended December 31, were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2012	2011	2012	2011
Benefit obligation, beginning of year	$2,661	$2,261	$173	$189
Service cost	—	62	—	—
Interest cost	119	128	7	9
Plan participants’ contributions	—	—	22	22
Actuarial loss/(gain)	242	415	(2)	(17)
Benefits paid	(184)	(109)	(36)	(33)
Less federal Medicare drug subsidy	—	—	3	3
Curtailments	—	(96)	—	—
Benefit obligation, end of year	$2,838	$2,661	$167	$173
The accumulated benefit obligation for the Pension Benefits at December 31, 2012 and 2011 was $2.8 billion and $2.7 billion, respectively.

Notes to Consolidated Financial Statements (Continued)

Pension benefits with a projected benefit obligation, in excess of plan assets as of December 31, were as follows:

(Dollars in millions)	2012	2011
Projected benefit obligation	$2,701	$2,530
Accumulated benefit obligation	2,701	2,530

	Pension Benefits		Other Postretirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2012	2011	2012	2011
Discount rate	4.08%	4.63%	3.45%	4.10%

The changes in plan assets during the year ended December 31,were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2012	2011	2012	2011
Fair value of plan assets, beginning of year	$2,550	$2,522	$161	$165
Actual return on plan assets	350	129	17	7
Employer contributions	26	8	—	—
Plan participants’ contributions	—	—	22	22
Benefits paid	(184)	(109)	(36)	(33)
Fair value of plan assets, end of year	$2,742	$2,550	$164	$161
Employer contributions indicated under pension benefits represent the benefits that were paid to nonqualified plan participants. SERPs are not funded through plan assets.
The fair value of plan assets is measured based on the fair value hierarchy which is discussed in Note 18, “Fair Value Election and Measurement.” The valuations are based on third party data received as of the balance sheet date. Level 1 assets such as equity securities, mutual funds, and REITs are instruments that are traded in active markets and are valued based on identical instruments. Fixed income securities and common and collective trust funds are classified as level 2 assets because there is not an identical asset in the market upon which to base the valuation; however, there are no significant unobservable assumptions used to value level 2 instruments. The common and collective funds are valued each business day at its reported net asset value, as determined by the issuer, based on the underlying assets of the fund. Corporate, foreign bonds, and preferred securities are valued based on quoted market prices obtained from external pricing sources where trading in an active market exists for level 2 assets. Level 3 assets primarily consist of private placement and noninvestment grade bonds. Limited visible market activity exists for these instruments or similar instruments, and therefore, significant unobservable assumptions are used to value the securities.

Notes to Consolidated Financial Statements (Continued)

The following tables sets forth by level, within the fair value hierarchy, plan assets at fair value related to Pension Benefits as of December 31, 2012 and 2011:

		Fair Value Measurements as of December 31, 2012 using [1]
(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$48	$48	$—	$—
Mutual funds:
International diversified funds	401	401	—	—
Equity securities:
Consumer	218	218	—	—
Energy and utilities	127	127	—	—
Financials	136	136	—	—
Healthcare	111	111	—	—
Industrials	197	197	—	—
Information technology	199	199	—	—
Materials	45	45	—	—
Telecommunications Services	17	17	—	—
Exchange traded funds	172	172	—	—
Fixed income securities:
U.S. Treasuries	534	534	—	—
Corporate - investment grade	412	—	412	—
Foreign bonds	77	—	77	—
Preferred Securities - Domestic	33	—	33	—
Preferred Securities - Foreign	2	—	2	—
Total plan assets	$2,729	$2,205	$524	$—
1Schedule does not include accrued income amounting to less than 0.5% of total plan assets.

		Fair Value Measurements as of December 31, 2011 using [1]
(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$45	$45	$—	$—
Mutual funds:
International diversified funds	351	351	—	—
Large cap funds	426	426	—	—
Small and mid cap funds	214	214	—	—
Equity securities:
Consumer	107	107	—	—
Energy and utilities	48	48	—	—
Financials	21	21	—	—
Healthcare	58	58	—	—
Industrials	62	62	—	—
Information technology	136	136	—	—
Materials	17	17	—	—
Exchange traded funds	116	116	—	—
Fixed income securities:
U.S. Treasuries	435	435	—	—
Corporate - investment grade	398	—	398	—
Foreign bonds	103	—	103	—
Total plan assets	$2,537	$2,036	$501	$—
1Schedule does not include accrued income amounting to less than 0.5% of total plan assets.

Notes to Consolidated Financial Statements (Continued)

The following tables set forth by level, within the fair value hierarchy, plan assets at fair value related to Other Postretirement Benefits as of December 31, 2012 and 2011:

(Dollars in millions)		Fair Value Measurements as of December 31, 2012 [1]
	Assets Measured at Fair Value as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity index fund	$49	$49	$—	$—
Tax exempt municipal bond funds	86	86	—	—
Taxable fixed income index funds	14	14	—	—
Money market funds	15	15	—	—
Total plan assets	$164	$164	$—	$—
1 Schedule does not include accrued income.

		Fair Value Measurements as of December 31, 2011 [1]
(Dollars in millions)	Assets Measured at Fair Value as of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Large cap fund	$37	$37	$—	$—
Investment grade tax-exempt bond	25	25	—	—
International fund	6	6	—	—
Common and collective funds:
SunTrust Reserve Fund	1	—	1	—
SunTrust Equity Fund	37	—	37	—
SunTrust Georgia Tax-Free Fund	26	—	26	—
SunTrust National Tax-Free Fund	17	—	17	—
SunTrust Aggregate Fixed Income Fund	7	—	7	—
SunTrust Short-Term Bond Fund	5	—	5	—
Total plan assets	$161	$68	$93	$—
1 Schedule does not include accrued income.
The SunTrust Benefits Finance Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the investments on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the Pension Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income) without undue exposure to risk in any single asset class or investment category and to enable the Pension Plan to provide specific benefits to participants thereof. The objectives are accomplished by utilizing equities, fixed income, and cash equivalents in a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding decisions regarding short-term concerns and any single investment. The objective in the allocation of assets is to diversify investments among asset classes that are not similarly affected by economic, political, or social developments. The diversification does not necessarily depend upon the number of industries or companies in a portfolio or their particular location, but rather upon the broad nature of such investments and of the factors that may influence them. To ensure broad diversification in the long-term investment portfolios among the major categories of investments, asset allocation, as a percent of the total market value of the total long-term portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. During 2012 and 2011, there was no SunTrust common stock held in the Pension Plans.
The basis for determining the overall expected long-term rate of return on plan assets considers past experience, current market conditions, and expectations on future trends. A building block approach is used that considers long-term inflation, real returns, equity risk premiums, target asset allocations, market corrections (for example, narrowing of fixed income spreads between

Notes to Consolidated Financial Statements (Continued)

corporate bonds and U.S. Treasuries), and expenses. Capital market simulations from internal and external sources, survey data, economic forecasts, and actuarial judgment are all used in this process.
The expected long-term rate of return on plan assets for the SunTrust Retirement Plan and the NCF Retirement Plan was 7.00% for 2012 and for 2011 was 7.75% through November 14 and 7.25% for the remainder of the year. The expected long-term rate of return is 7.00% for all qualified plans for 2013. The asset allocation for the Pension Plans and the target allocation by asset category are as follows:

	Target Allocation[1]	Percentage of Plan Assets as of December 31[2]
Asset Category	2013	2012	2011
Equity securities	50-75%	59%	61%
Debt securities	25-50	39	37
Cash equivalents	0-5	2	2
Total		100%	100%
1SunTrust Pension Plan only.
2SunTrust and NCF Pension Plans.
The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Pension Plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide for current and future liabilities at a reasonable level of risk and cash flow requirements. During 2012, the assets were diversified among index equity funds and fixed income investments according to the asset mix approved by the SunTrust Benefits Finance Committee, which is presented in the target allocation table below. With the Other Post Retirement Benefits having a shorter time horizon, a lower equity profile is appropriate. The pre-tax expected long-term rate of return on retiree life plan assets was 6.25% for 2012 and 6.75% for 2011. The after-tax expected long-term rate of return on retiree health plan assets was 4.06% for 2012 and 4.39% for 2011. The 2013 after-tax expected long-term rate of return on retiree health plan assets is 3.25%. The 2013 pre-tax expected long-term rate of return on retiree life plan assets is 5.00%. During 2012 and 2011, there was no SunTrust common stock held in the Other Postretirement Benefit Plans.

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31
Asset Category	2013	2012	2011
Equity securities	20-40%	30%	50%
Debt securities	50-70	61	50
Cash equivalents	5-15	9	—
Total		100%	100%

Funded Status
The funded status of the plans, as of December 31, was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2012	2011	2012	2011
Fair value of plan assets	$2,742	$2,550	$164	$161
Benefit obligations [1]	(2,838)	(2,661)	(167)	(173)
Funded status	($96)	($111)	($3)	($12)
1Includes $91 million and $107 million of benefit obligations for the unfunded nonqualified supplemental pension plans as of December 31, 2012 and 2011, respectively.
As of December 31, the AOCI balance includes only net actuarial losses and is as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2012	2011	2012	2011
Total AOCI, pre-tax	$1,145	$1,108	$5	$17

Notes to Consolidated Financial Statements (Continued)

The key sources of the cumulative net losses to be recognized in future years for all pension and postretirement benefits are attributable to lower discount rates for the past several years and lower return on assets, predominantly during 2008. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent the best estimates for the future and will, therefore, minimize future gains and losses.

Expected Cash Flows
Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in millions)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy) [3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2013 (expected) to plan trusts	$—	$—	$—
2013 (expected) to plan participants	8	1	(3)
Expected Benefit Payments
2013	164	15	(3)
2014	162	15	(1)
2015	159	14	(1)
2016	157	14	(1)
2017	158	13	(1)
2018-2022	793	54	(6)
1At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2013 based on the funded status and contribution limitations under the ERISA.
2The expected benefit payments for the SERP will be paid directly from SunTrust corporate assets.
3The 2013 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

Net Periodic Cost
Components of net periodic benefit cost for the year ended December 31, were as follows:

	Pension Benefits				Other Postretirement Benefits
(Dollars in millions)	2012	2011		2010	2012		2011		2010
Service cost	$—	$62		$69	$—		$—		$—
Interest cost	119	128		129	7		9		10
Expected return on plan assets	(173)	(188)		(183)	(7)		(7)		(7)
Amortization of prior service credit	—	(16)		(11)	—		—		(1)
Recognized net actuarial loss	25	39		62	—		1		1
Curtailment gain	—	(88)		—	—		—		—
Settlement loss	2	—		—	—		—		—
Net periodic (benefit)/cost	($27)	($63)		$66	$—		$3		$3
Weighted average assumptions used to determine net cost:
Discount rate	4.63%	5.59%	[1]	6.32%	4.10%		5.10%		5.70%
Expected return on plan assets	7.00	7.72	[2]	8.00	4.06	[3]	4.39	[3]	4.39	[3]
Rate of compensation increase	N/A	4.00		4.00	N/A		N/A		N/A
1Interim remeasurement was required on November 14, 2011 due to plan amendments adopted at that time. The discount rate as of the remeasurement date was selected based on economic conditions on that date.
2As part of the interim remeasurement on November 14, 2011, the expected return on plan assets was reduced from 7.75% to 7.25% for the SunTrust Pension Plan and the NCF Retirement Plan.
3The weighted average shown for the Other Postretirement Benefit plan is determined on an after-tax basis.

Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations recognized in OCI during 2012 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial loss/(gain)	$64	($12)
Recognition of actuarial loss	(25)	—
Settlements	(2)	—
Total recognized in OCI, pre-tax	$37	($12)
Total recognized in net periodic benefit cost and OCI, pre-tax	$11	($12)

The estimated actuarial loss that will be amortized from AOCI into net periodic benefit cost in 2013 is $26 million.

Additionally, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase all Pension and Other Postretirement Plans’ net periodic benefit cost approximately less than $1 million and $7 million , respectively.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit plans. As of December 31, 2012, SunTrust assumed that pre-65 retiree health care costs will increase at an initial rate of 8.00% per year. SunTrust assumed a healthcare cost trend that recognizes expected inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 6-year period to 5.00% per year. As of December 31, 2012, SunTrust assumed that post-65 retiree health costs will increase at an initial rate of 7.50% per year. SunTrust expects this annual cost increase to decrease over a 5-year period to 5.00% per year.
Due to changing medical inflation, it is important to understand the effect of a one percentage point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in millions)	1% Increase	1% Decrease
Effect on Other Postretirement Benefit obligation	$11	($9)
Effect on total service and interest cost[1]	—	—
1 Impact is less than $1 million.

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with that counterparty, the Company considers its exposure to the counterparty to be the net market value

Notes to Consolidated Financial Statements (Continued)

of all positions with that counterparty if an asset, adjusted for held collateral. As of December 31, 2012, net derivative asset positions were $1.8 billion, representing the $2.6 billion of derivative gains adjusted for collateral of $0.8 billion that the Company held in relation to these gain positions. As of December 31, 2011, net derivative asset positions were $2.4 billion, representing $3.6 billion of derivative gains, adjusted for collateral of $1.2 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $29 million and $36 million as of December 31, 2012 and 2011, respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master netting agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the offsetting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.3 billion in fair value at December 31, 2012 and $1.2 billion at December 31, 2011, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At December 31, 2012, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $9 million in fair value liabilities as of December 31, 2012. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $3 million at December 31, 2012; ATEs do not exist at lower ratings levels. At December 31, 2012, $1.3 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.3 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at December 31, 2012, of $5 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $3 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions as of December 31, 2012 and 2011. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2012 and 2011. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the

Notes to Consolidated Financial Statements (Continued)

purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

	As of December 31, 2012[1]
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [2]
Interest rate contracts hedging:
Floating rate loans	Trading assets	$17,350	$771	Trading liabilities	$—	$—
Total		17,350	771		—	—
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000	61	Trading liabilities	—	—
Total		1,000	61		—	—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	10
MSRs	Other assets	6,185	150	Trading/Other liabilities	12,643	33
LHFS, IRLCs [5]	Other assets	2,333	6	Other liabilities	7,076	15
Trading activity [6]	Trading assets	81,930	6,044	Trading liabilities	86,037	5,777
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	—	—	Trading liabilities	34	—
Trading activity	Trading assets	2,451	66	Trading liabilities	2,326	63
Credit contracts covering:
Loans	Trading/Other assets	—	—	Other liabilities	445	8
Trading activity [7]	Trading assets	1,958	55	Trading liabilities	2,081	49
Equity contracts - Trading activity [6]	Trading assets	15,748	1,342	Trading liabilities	22,184	1,529
Other contracts:
IRLCs and other [8]	Trading/Other assets	6,783	132	Other liabilities	142	1
Trading activity	Trading assets	255	29	Trading liabilities	255	29
Total		117,643	7,824		133,283	7,514
Total derivatives		$135,993	$8,656		$133,283	$7,514
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2012, are presented in Note 18, "Fair Value Election and Measurement." In some situations, trading derivatives are offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities. As a result, the Company may reclass balances between trading assets or liabilities and other assets or other liabilities based on the predominant account.
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.7 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $16.2 billion and $0.8 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
7 Asset and liability amounts each include $3 million of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes $1 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 17, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2011[1]
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [2]
Equity contracts hedging:
Securities AFS	Trading assets	$1,547	$—	Trading liabilities	$1,547	$189
Interest rate contracts hedging:
Floating rate loans	Trading assets	14,850	1,057	Trading liabilities	—	—
Total		16,397	1,057		1,547	189
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Securities AFS	Trading assets	—	—	Trading liabilities	450	1
Fixed rate debt	Trading assets	1,000	56	Trading liabilities	—	—
Total		1,000	56		450	1
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	437	13	Trading liabilities	60	9
MSRs	Other assets	28,800	472	Other liabilities	2,920	29
LHFS, IRLCs, LHFI-FV [5]	Other assets	2,657	19	Other liabilities	6,228	54
Trading activity [6]	Trading assets	113,420	6,226	Trading liabilities	101,042	5,847
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	33	1	Trading liabilities	460	129
Trading activity	Trading assets	2,532	127	Trading liabilities	2,739	125
Credit contracts covering:
Loans	Trading assets	45	1	Trading liabilities	308	3
Trading activity [7]	Trading assets	1,841	28	Trading liabilities	1,809	23
Equity contracts - Trading activity [6]	Trading assets	10,168	1,013	Trading liabilities	10,445	1,045
Other contracts:
IRLCs and other [8]	Other assets	4,909	84	Other liabilities	139	22
Trading activity	Trading assets	207	23	Trading liabilities	203	23
Total		165,049	8,007		126,353	7,309
Total derivatives		$182,446	$9,120		$128,350	$7,499
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to ISDA master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2011, are presented in Note 18, "Fair Value Election and Measurement."
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
8 Includes a $22 million derivative liability recognized in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134 million. The notional amount is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 17, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Continued)

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Year Ended December 31, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS[1]	($171)	Net securities gains	($365)
Interest rate contracts hedging Floating rate loans[2]	252	Interest and fees on loans	337
Total	$81		($28)
1 During the year ended December 31, 2012, the Company also recognized $60 million of pre-tax gains directly into net securities gains related to mark-to-market changes of the Coke hedging contracts when the cash flow hedging relationship failed to qualify for hedge accounting.
2 During the year ended December 31, 2012, the Company also reclassified $171 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2012
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:[1]
Interest rate contracts hedging Fixed rate debt	$5	($5)	$—
Interest rate contracts hedging Securities AFS	1	(1)	—
Total	$6	($6)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($2)
MSRs	Mortgage servicing related income	284
LHFS, IRLCs	Mortgage production related income/(loss)	(331)
Trading activity	Trading income	86
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	129
Trading activity	Trading income	14
Credit contracts covering:
Loans	Other income [1]	(8)
Trading activity	Trading income	24
Equity contracts - trading activity	Trading income	8
Other contracts:
IRLCs [2]	Mortgage production related income/(loss)	930
Total		$1,134
1 Includes $3 million of losses that were recognized in trading income for the first six months of 2012.
2 Substantially all of this amount is included in the fair value gain/(loss) for LHFS measured at fair value pursuant to election of the FVO, as shown in Note 18, "Fair Value Election and Measurement".

Notes to Consolidated Financial Statements (Continued)

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2011, are presented below:

	Year Ended December 31, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS	($46)		$—
Interest rate contracts hedging Floating rate loans[1]	730	Interest and fees on loans	423
Total	$684		$423
1 During the year ended December 31, 2011, the Company also reclassified $202 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2011
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging Fixed rate debt[1]	$51	($52)	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($5)
MSRs	Mortgage servicing related income	572
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(281)
Trading activity	Trading income	113
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	(4)
Trading activity	Trading income	18
Credit contracts covering:
Loans	Trading income	(1)
Trading activity	Trading income	15
Equity contracts - trading activity	Trading income	(3)
Other contracts:
IRLCs [1]	Mortgage production related income/(loss)	355
Total		$779
1 The majority of this amount is included in the fair value gain/(loss) for LHFS measured at fair value pursuant to election of the FVO, as shown in Note 18, "Fair Value Election and Measurement".

Notes to Consolidated Financial Statements (Continued)

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2010, are presented below:

	Year Ended December 31, 2010
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS	($101)		$—
Interest rate contracts hedging Floating rate loans[1]	903	Interest and fees on loans	487
Total	$802		$487
1 During the year ended December 31, 2010, the Company also reclassified $130 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Year Ended December 31, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($64)
Corporate bonds and loans	Trading income	(1)
MSRs	Mortgage servicing related income	444
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(176)
Trading activity	Trading income	304
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading income	(94)
Trading activity	Trading income	7
Credit contracts covering:
Loans	Trading income	(2)
Trading activity	Trading income	10
Equity contracts - trading activity	Trading income	(53)
Other contracts:
IRLCs [1]	Mortgage production related income/(loss)	392
Total		$767
1 Amount is included in the fair value gain/(loss) for LHFS measured at fair value pursuant to election of the FVO, as shown in Note 18, "Fair Value Election and Measurement".

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of December 31, 2012 and 2011, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2012 and 2011, the Company did not have any significant risk of

Notes to Consolidated Financial Statements (Continued)

making a non-recoverable payment on any written CDS. During 2012 and 2011, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2012 and 2011, the written CDS had remaining terms ranging from less than one year to three years. The maximum guarantees outstanding at December 31, 2012 and 2011, as measured by the gross notional amounts of written CDS, were $52 million and $167 million, respectively. At December 31, 2012 and 2011, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $175 million. The fair values of written CDS were $1 million and $4 million at December 31, 2012 and 2011, respectively, and the fair values of purchased CDS were immaterial and $6 million at December 31, 2012 and 2011, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty which is mitigated through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At December 31, 2012 and 2011, there were $1.9 billion and $1.6 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at December 31, 2012, were $51 million and $46 million, respectively, and related collateral held at December 31, 2012, was $282 million. The fair values of the TRS derivative assets and liabilities at December 31, 2011, were $20 million and $17 million, respectively, and related collateral held at December 31, 2011, was $285 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2012 and 2011, the remaining terms on these risk participations generally ranged from one year to ten years with a weighted average on the maximum estimated exposure of 4.4 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $20 million and $57 million at December 31, 2012 and 2011, respectively. The fair values of the written risk participations were not material at both December 31, 2012 and 2011. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

Cash Flow Hedges
The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company may employ various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. At December 31, 2012, the Company’s outstanding interest rate hedging relationships include interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized floating rate loans.
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2012 and 2011, the maximum range of hedge maturities for hedges of floating rate loans was less than one year to five years, with the weighted average being 2.4 years and 3.4 years, respectively. Ineffectiveness on these hedges was not material during the years ended December 31, 2012 and 2011. As of December 31, 2012, $398 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

During 2008, the Company executed the Agreements on 60 million (shares are adjusted for Coke's two-for-one stock split, which was effective August 10, 2012) common shares of Coke. A consolidated subsidiary of SunTrust owned 45.8 million Coke common shares, and a consolidated subsidiary of the Bank owned 14.2 million Coke common shares. These two subsidiaries entered into separate derivative contracts on their respective holdings of Coke common shares with the Coke Counterparty. Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that

Notes to Consolidated Financial Statements (Continued)

ownership of the common shares was not legally transferred to the Coke Counterparty. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company designated the Agreements as cash flow hedges of the Company's probable forecasted sales of its Coke common shares, which were expected to occur between 6.5 years and 7 years from the Agreements' effective date. The risk management objective was to hedge the cash flows on the forecasted sales of the Coke common shares at market values equal to or above the call strike price and equal to or below the put strike price. Since the execution of the Agreements, the Company assessed hedge effectiveness on a quarterly basis and measured hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recognized in AOCI and any ineffective portions recognized in trading income. None of the components of the Agreements' fair values were excluded from the Company's assessments of hedge effectiveness. Ineffectiveness gains on the Agreements were recognized in trading income and related to changes in market dividends. The Company recognized ineffectiveness gains of $1 million and $2 million during the years ended December 31, 2012 and 2011, respectively.

During 2012, the Company and the Coke Counterparty accelerated the termination of the Agreements, and the Company sold in the market or to the Coke Counterparty 59 million of its 60 million shares of Coke and contributed the remaining 1 million shares to the SunTrust Foundation for a net gain of $1.9 billion, which is net of a $305 million loss related to the derivative contract termination of the Agreements. Upon approval by the Board to terminate the Agreements and sell and donate the Coke shares, the Agreements no longer qualified as cash flow hedges. Thus, subsequent changes in value of the Agreements until termination totaled $60 million and were recognized in net securities gains in the Consolidated Statements of Income. Amounts recognized in AOCI in the Consolidated Statements of Shareholders' Equity during the period the Agreements qualified as cash flow hedges totaled $365 million in losses. These amounts remained in AOCI until the sale of the Coke shares, at which time, the amounts were reclassified to net securities gains in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements (Continued)

•
The Company was exposed to foreign exchange rate risk associated with certain senior notes and loans. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt are both recognized within trading income.

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

NOTE 17 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2012 and 2011, approximately $5.2 billion and $8.0 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At December 31, 2012 and 2011, the total loss exposure ceded to the Company was approximately $179 million and $309 million, respectively; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $6 million as of December 31, 2012. Of this amount, $3 million of losses have been reserved for as of December 31, 2012, reducing the Company’s net remaining loss exposure to $3 million. The reinsurance reserve was $38 million as of December 31, 2011. The decrease in the reserve balance was due to claim payments made to the primary mortgage insurance companies since December 31, 2011. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts and future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $11 million, $26 million, and $38 million for each of the years ended December 31, 2012, 2011, and 2010, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled $11 million, $28 million, and $27 million for each of the years ended December 31, 2012, 2011, and 2010, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2012. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 16, “Derivative Financial Instruments”).

Letters of Credit
Letters of credit are conditional commitments issued by the Company, generally to guarantee the performance of a client to a third party in borrowing arrangements, such as CP, bond financing, and similar transactions. The credit risk involved

Notes to Consolidated Financial Statements (Continued)

in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit.

As of December 31, 2012 and 2011, the maximum potential amount of the Company’s obligation was $4.0 billion and $5.2 billion, respectively, for financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitment reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial as of December 31, 2012 and 2011.

Loan Sales
STM, a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to December 31, 2012, which totaled $270.0 billion at the time of sale, consisting of $208.8 billion and $30.2 billion of agency and non-agency loans, respectively, as well as $31.0 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer as of December 31, 2012, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	Total
GSE[1]	$3.1	$3.6	$7.0	$6.8	$16.4	$10.1	$10.7	$20.1	$77.8
Ginnie Mae[1]	0.6	0.4	0.4	1.9	4.2	3.2	2.5	4.3	17.5
Non-agency	3.6	5.3	3.9	—	—	—	—	—	12.8
Total	$7.3	$9.3	$11.3	$8.7	$20.6	$13.3	$13.2	$24.4	$108.1
1 Balances based on loans serviced by the Company.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors are generally required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences have historically been limited and the repurchase liability for loans sold to Ginnie Mae is immaterial. As discussed in Note 19, "Contingencies," during the second

Notes to Consolidated Financial Statements (Continued)

quarter of 2012, the Company was informed of the commencement of an investigation by the HUD regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $1.7 billion, $1.7 billion, and $1.1 billion during the years ended December 31, 2012, 2011, and 2010, respectively, and on a cumulative basis since 2005 totaled $7.1 billion. The majority of these requests are from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $22 million, $50 million, and $55 million, during the years ended December 31, 2012, 2011, and 2010, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.

Freddie Mac is re-examining loans originated in 2004-2005. Of the 2004-2005 loans sold to the GSEs, only approximately 15% were sold to Freddie Mac and the Company believes the existing reserve is sufficient to cover any incremental demands relating to these years.
The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At December 31, 2012, the unpaid principal balance of loans related to unresolved requests previously received from investors was $655 million, comprised of $639 million from the GSEs and $16 million from non-agency investors. Comparable amounts at December 31, 2011, were $590 million, comprised of $578 million from the GSEs and $12 million from non-agency investors.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. Recent information received from the GSEs, as well as the Company's recent experience related to full file requests and repurchase demands, enhanced the Company's ability to estimate future losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. As a result, the Company increased the reserve during the year ended December 31, 2012. As of December 31, 2012 and 2011, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $632 million and $320 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income. The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Balance at beginning of period	$320	$265	$200
Repurchase provision	713	502	456
Charge-offs	(401)	(447)	(391)
Balance at end of period	$632	$320	$265

During the years ended December 31, 2012 and 2011, the Company repurchased or otherwise settled mortgages with unpaid principal balances of $769 million and $789 million, respectively, related to investor demands. As of December 31, 2012 and 2011, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $240 million and $252 million, respectively, of which $41 million and $134 million, respectively, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $12 million and $8 million as of December 31, 2012 and 2011, respectively. The liability is inclusive of a reserve for costs associated with foreclosure delays of loans serviced for GSEs.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability

Notes to Consolidated Financial Statements (Continued)

representing the fair value of the contingent payments was $30 million and $10 million as of December 31, 2012 and 2011, respectively. If required, these contingent payments will be payable within the next four years.

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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation.  Since inception of the escrow account, Visa has funded $8.2 billion, approximately $4.1 billion of which has been paid out in Litigation settlements. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and as of December 31, 2012, the conversion factor had decreased to 0.4206 due to Visa’s funding of the litigation escrow account. The decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of $26 million, $8 million, and $17 million, during the years ended December 31, 2012, 2011, and 2010, respectively. The estimated fair value of the derivative liability recorded as of December 31, 2012 and 2011, was $1 million and $22 million, respectively.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, of which, $0.3 billion has been paid from the escrow account as of December 31, 2012, and the remaining $4.1 billion, which will be paid upon settlement from its escrow account. As the escrow account is sufficient to cover the expected liability, the Company does not expect the conversion ratio to decrease below the 0.4206 ratio as of December 31, 2012, and thus, is not expecting any additional payments to the Visa Counterparty, other than certain fixed charges included in the liability, which are payable until the final settlement occurs.

Tax Credit Investments Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. As of December 31, 2012, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. As of December 31, 2012, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of December 31, 2012 and 2011, $3 million and $5 million, respectively, was accrued, representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

Public Deposits

The Company holds public deposits from various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment of the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring this risk relative to the current economic environment and evaluating collateral requirements; therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

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

STIS and STRH, broker-dealer affiliates of SunTrust, use a common third-party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers' account. For the years ended December 31, 2012, 2011, and 2010, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

NOTE 18 - FAIR VALUE ELECTION AND MEASUREMENT
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
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of the asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Any model used to produce material financial reporting information is required to have a satisfactory independent

Notes to Consolidated Financial Statements (Continued)

review performed on an annual basis, or more frequently, when significant modifications to the functionality of the model are made. This review is performed by an internal group that separately reports to the Corporate Risk Function.

The Company has formal processes and controls in place to ensure the appropriateness of all fair value estimates. For fair values obtained from a third party, there is an internal independent price validation function within the Finance organization that provides oversight for fair value estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company reviews pricing validation information from both a qualitative and quantitative perspective and determines whether pricing differences exceed acceptable thresholds. If the pricing differences exceed acceptable thresholds, then the Company reviews differences in valuation approaches used at each pricing service, which may include contacting that pricing service to gain further information on the valuation of a particular security or class of securities, to determine the ultimate resolution of the pricing variance, which could include an adjustment to the price used for financial reporting purposes. The Company classifies instruments as level 2 in the fair value hierarchy when it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach when the fair value estimates for level 3 securities AFS and trading assets and liabilities are internally developed, since the selection of unobservable inputs is subjective. This cross-functional approach includes input on assumptions not only from the related line of business, but also from risk management and finance. A consensus of the estimate of the instrument's fair value is reached after evaluating all available information pertaining to fair value. Inputs, assumptions and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis.
The classification of an instrument as level 3 involves judgment and is based on a variety of subjective factors. These factors are used in the assessment of whether a market is inactive, resulting in the application of significant unobservable assumptions in the valuation of a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive are based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and includes consideration of illiquidity in the current market environment.

Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

		Fair Value Measurements at December 31, 2012 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$111	$111	$—	$—
Federal agency securities	462	—	462	—
U.S. states and political subdivisions	34	—	34	—
MBS - agency	432	—	432	—
CDO/CLO securities	55	—	3	52
ABS	36	—	31	5
Corporate and other debt securities	567	—	566	1
CP	28	—	28	—
Equity securities	100	100	—	—
Derivative contracts	2,635	183	2,452	—
Trading loans	2,319	—	2,319	—
Gross trading assets	6,779	394	6,327	58
Offsetting collateral [1]	(730)
Total trading assets	6,049
Securities AFS:
U.S. Treasury securities	222	222	—	—
Federal agency securities	2,069	—	2,069	—
U.S. states and political subdivisions	320	—	274	46
MBS - agency	18,169	—	18,169	—
MBS - private	209	—	—	209
ABS	216	—	195	21
Corporate and other debt securities	46	—	41	5
Other equity securities [2]	702	69	—	633
Total securities AFS	21,953	291	20,748	914
LHFS:
Residential loans	2,924	—	2,916	8
Corporate and other loans	319	—	319	—
Total LHFS	3,243	—	3,235	8
LHFI	379	—	—	379
MSRs	899	—	—	899
Other assets [3]	178	2	44	132
Liabilities
Trading liabilities:
U.S. Treasury securities	582	582	—	—
Corporate and other debt securities	173	—	173	—
Equity securities	9	9	—	—
Derivative contracts	1,656	—	1,656	—
Gross trading liabilities	2,420	591	1,829	—
Offsetting collateral [1]	(1,259)
Total trading liabilities	1,161
Brokered time deposits	832	—	832	—
Long-term debt	1,622	—	1,622	—
Other liabilities [3,4]	46	—	15	31
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of December 31, 2012.
2 Includes $229 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other equity securities.
3 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4 These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009, certain CDS, and contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements (Continued)

		Fair Value Measurements at December 31, 2011 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$144	$144	$—	$—
Federal agency securities	478	—	478	—
U.S. states and political subdivisions	54	—	54	—
MBS - agency	412	—	412	—
CDO/CLO securities	45	—	2	43
ABS	37	—	32	5
Corporate and other debt securities	345	—	344	1
CP	229	—	229	—
Equity securities	91	91	—	—
Derivative contracts	3,444	306	3,138	—
Trading loans	2,030	—	2,030	—
Gross trading assets	7,309	541	6,719	49
Offsetting collateral [1]	(1,030)
Total trading assets	6,279
Securities AFS:
U.S. Treasury securities	694	694	—	—
Federal agency securities	1,932	—	1,932	—
U.S. states and political subdivisions	454	—	396	58
MBS - agency	21,223	—	21,223	—
MBS - private	221	—	—	221
CDO/CLO securities	50	—	50	—
ABS	464	—	448	16
Corporate and other debt securities	51	—	46	5
Coke common stock	2,099	2,099	—	—
Other equity securities [2]	929	188	—	741
Total securities AFS	28,117	2,981	24,095	1,041
LHFS:
Residential loans	1,826	—	1,825	1
Corporate and other loans	315	—	315	—
Total LHFS	2,141	—	2,140	1
LHFI	433	—	—	433
MSRs	921	—	—	921
Other assets [3]	554	7	463	84
Liabilities
Trading liabilities:
U.S. Treasury securities	569	569	—	—
Corporate and other debt securities	77	—	77	—
Equity securities	37	37	—	—
Derivative contracts	2,293	174	1,930	189
Gross trading liabilities	2,976	780	2,007	189
Offsetting collateral [1]	(1,170)
Total trading liabilities	1,806
Brokered time deposits	1,018	—	1,018	—
Long-term debt	1,997	—	1,997	—
Other liabilities [3,4]	84	1	61	22
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets as of December 31, 2011.
2 Includes $342 million of FHLB of Atlanta stock, $398 million of Federal Reserve Bank stock, $187 million in mutual fund investments, and $2 million of other equity securities.
3 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk.
4 These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

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

(Dollars in millions)	Aggregate Fair Value December 31, 2012	Aggregate Unpaid Principal Balance under FVO December 31, 2012	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,319	$2,285	$34
LHFS	3,237	3,109	128
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	3	12	(9)
LHFI	360	371	(11)
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	18	28	(10)
Brokered time deposits	832	825	7
Long-term debt	1,622	1,462	160
(Dollars in millions)	Aggregate Fair Value December 31, 2011	Aggregate Unpaid Principal Balance under FVO December 31, 2011	Fair Value Over/(Under) Unpaid Principal
Trading loans	$2,030	$2,010	$20
LHFS	2,139	2,077	62
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	1	8	(7)
LHFI	407	439	(32)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	25	48	(23)
Brokered time deposits	1,018	1,011	7
Long-term debt	1,997	1,901	96

Notes to Consolidated Financial Statements (Continued)

The following tables present the change in fair value during the years ended December 31, 2012, 2011, and 2010, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income/(loss), or mortgage servicing-related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/ (Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$8	$—	$—	$8
LHFS	10	1,043	—	1,053
LHFI	1	20	—	21
MSRs	—	31	(353)	(322)
Liabilities
Brokered time deposits	5	—	—	5
Long-term debt	(65)	—	—	(65)
1 For the year ended December 31, 2012, income related to LHFS includes $882 million from IRLCs, which includes $304 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2012, income related to MSRs includes $31 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2012, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/ (Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings [2]
Assets
Trading loans	$21	$—	$—	$21
LHFS	(10)	450	—	440
LHFI	3	11	—	14
MSRs	—	7	(733)	(726)
Liabilities
Brokered time deposits	32	—	—	32
Long-term debt	(12)	—	—	(12)
1 For the year ended December 31, 2011, income related to LHFS includes $271 million from IRLCs, which includes $217 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2011, income related to MSRs includes $7 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2011, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income.

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
1 For the year ended December 31, 2010, income related to LHFS includes $392 million from IRLCs, which includes $274 million related to MSRs recognized upon the sale of loans reported at fair value. For the year ended December 31, 2010, income related to MSRs includes $15 million of MSRs recognized upon the sale of loans reported at LOCOM.
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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at December 31, 2012, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
Level 3 AFS municipal bond securities also include bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. To estimate

Notes to Consolidated Financial Statements (Continued)

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
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages; including both prime jumbo fixed rate collateral and floating rate collateral. At the time of purchase or origination, these securities had high investment grade ratings, however, through the credit crisis, they have experienced a deterioration in credit quality leading to downgrades to non-investment grade levels. Generally, the Company obtains pricing for its securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. Even though third party pricing has been available, the Company continued to classify private MBS as level 3, as the Company believes that this third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

Securities that are classified as AFS and are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process. See Note 5, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS.

CDO/CLO Securities
Level 2 securities AFS at December 31, 2011 consisted of a senior interest in third party CLOs for which independent broker pricing based on market trades and/or from new issuance of similar assets was readily available. This interest was repaid in full by the issuer during the second quarter of 2012. The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. These auctions continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continued to classify these as level 3 investments. During the second quarter of 2012, the Company began valuing these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The price derived from the pricing matrix is then adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. See Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third party pricing with significant unobservable assumptions. Additionally, trading ARS are classified as level 2 due to observable market trades and bids for similar senior securities. Student loan ABS held by the Company are generally collateralized by FFELP student loans, the majority of which benefit from a maximum guarantee amount of 97%. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 primarily include bonds that are redeemable

Notes to Consolidated Financial Statements (Continued)

with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.
Commercial paper
From time to time, the Company trades third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; thus, CP is classified as level 2.
Equity securities
Level 3 equity securities classified as securities AFS include FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, no significant observable market data for these instruments is available. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

Derivative contracts (trading assets or trading liabilities)
With the exception of certain instruments discussed under "other assets/liabilities, net" that qualify as derivative instruments, the Company’s derivative instruments are level 1 or 2 instruments. Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. See Note 16, “Derivative Financial Instruments,” for additional information on the Company’s derivative contracts.
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
During the year ended December 31, 2012, the Company terminated the Agreements that were entered into in 2008 related to its Coke common stock. The Agreements were considered level 3 instruments due to the unobservability of the volatility assumption used to value these instruments. Volatility was a significant assumption used in the valuation of the Agreements and was unobservable due to the unusually large size of the trade and the long tenor until settlement, which was originally 6.5 years and 7 years from the effective date. Because of this significant unobservable assumption, the observable and active options market on Coke did not provide for any identical or similar instruments. Prior to termination of the Agreements, the Company received estimated market values from a market participant who is knowledgeable about Coke equity derivatives and was active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company's own valuation assessment procedures, the Company satisfied itself that the market participant was using methodologies and assumptions that other market participants would use in estimating the fair value of the Agreements. At December 31, 2011, the Agreements’ combined fair value was a liability of $189 million.

See Note 16, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.

Notes to Consolidated Financial Statements (Continued)

Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 16, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At December 31, 2012 and 2011, the Company had outstanding $1.9 billion and $1.7 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At December 31, 2012 and 2011, $357 million and $323 million, respectively, of loans related to the Company’s trading business were held in inventory.
All recognized gains or losses due to changes in fair value are attributable to instrument-specific credit risk.

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company values certain newly-originated mortgage LHFS predominantly at fair value based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Origination fees and costs are recognized in earnings when earned or incurred. The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related income/(loss).
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing and risk and also include non-agency residential mortgages. Due to the non-agency residential loan market disruption, which began during the third quarter of 2007, there was little to no observable trading activity of similar instruments and the Company previously classified these LHFS as level 3. Due to increased trading activity in the secondary loan market, where the Company has been a market participant, the Company has been able to obtain observable pricing and therefore, the Company reclassified these LHFS as level 2. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during 2012 and 2011 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the year ended December 31, 2012, the Company recognized gains in the Consolidated Statements of Income of $12 million, due to changes in fair value attributable to borrower-specific credit risk. For the years ended December 31, 2011 and 2010, the Company recognized losses in the Consolidated Statements of Income of $15 million and $18 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there

Notes to Consolidated Financial Statements (Continued)

are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the years ended December 31, 2012, 2011, and 2010, the Company recognized in the Consolidated Statements of Income gains of $10 million, losses of $4 million, and gains of $21 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
LHFI
Level 3 LHFI predominantly includes mortgage loans that are deemed not marketable, largely due to borrower defaults or the identification of other loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.

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
The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets.
During the years ended December 31, 2012 and 2011, the Company transferred $882 million and $271 million, respectively, of IRLCs out of level 3 as the associated loans were closed.
The Company is exposed to interest rate risk associated with MSRs, IRLCs, residential LHFS, and residential LHFI reported at fair value. The Company may hedge these exposures with a combination of derivatives, including MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options. The Company estimates the fair values of such derivative instruments consistent with the methodologies discussed herein under “Derivative contracts” and accordingly these derivatives are considered to be level 2 instruments.
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution

Notes to Consolidated Financial Statements (Continued)

of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 17, "Reinsurance Arrangements and Guarantees," for a discussion of the valuation assumptions.

Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out is considered a level 3 liability.

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

The Company classified these CDs as level 2 instruments due to the Company’s ability to reasonably measure all significant inputs based on observable market variables. The Company employs a discounted cash flow approach to the host debt component of the CD, based on observable market interest rates for the term of the CD and an estimate of the Bank’s credit risk. For the embedded derivative features, the Company uses the same valuation methodologies as if the derivative were a standalone derivative, as discussed herein under “Derivative contracts.”
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized losses of $15 million, gains of $2 million, and losses of $41 million for the years ended December 31, 2012, 2011, and 2010, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
Long-term debt
The Company has elected to carry at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt is level 2. The election to fair value the debt was made to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $78 million, gains of $57 million, and losses of $95 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The Company also carries approximately $286 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle, and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company also elected to carry at fair value, as discussed herein under “Loans Held for Investment and Loans Held for Sale – Corporate and other LHFS.”

Notes to Consolidated Financial Statements (Continued)

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2012	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Assets:
Trading assets:
CDO/CLO securities	$52	Matrix pricing	Indicative pricing based on overcollateralization ratio	$33-$45 ($40)
			Estimated collateral losses	34-45% (39%)
ABS	5	Matrix pricing	Indicative pricing	$45 ($45)
Corporate and other debt securities	1	Third party pricing	N/A
Securities AFS:
U.S. states and political subdivisions	46	Matrix pricing	Indicative pricing	$72-$115 ($92)
MBS - private	209	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	633	Cost	N/A
Residential LHFS	8	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
LHFI	369	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
	10	Collateral based pricing	Appraised value	NM2
MSRs	899	Discounted cash flow	Conditional prepayment rate	6-31 CPR (16 CPR)
			Discount rate	9-28% (11%)
Other assets/(liabilities), net[3]	132	Internal model	Pull through rate	9-98% (71%)
			MSR value	6-244 bps (104 bps)
	(24)	Internal model	Loan production volume	0-150% (92%)
	(7)	Internal model	Revenue run rate	NM2
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Not meaningful.
3 Input assumptions relate to the Company's IRLCs and the contingent consideration obligations related to acquisitions. Refer to Note 17, "Reinsurance Arrangements and Guarantees," for additional information.

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2012 and 2011.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2012	Included in earnings (held at December 31, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$11		$—		$—	$—	($2)	$—	$—	$—	$52	$9
ABS	5	—		—		—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets	49	11	[2]	—		—	—	(2)	—	—	—	58	9	[2]
Securities AFS:
U.S. states and political subdivisions	58	—		—		—	—	(12)	—	—	—	46	—
MBS - private	221	(7)		35		—	—	(40)	—	—	—	209	(7)
ABS	16	—		7		—	—	(2)	—	—	—	21	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		164	—	(272)	—	—	—	633	—
Total securities AFS	1,041	(7)	[3]	42		166	—	(328)	—	—	—	914	(7)	[3]
LHFS:
Residential loans	1	—		—		—	(11)	—	4	22	(8)	8	(1)
LHFI	433	7	[4]	—		—	—	(49)	(15)	4	(1)	379	11	[4]
Other assets/(liabilities), net	62	926	[5]	—		(31)	—	26	(882)	—	—	101	—
Liabilities
Derivative contracts	(189)	(304)	[3]	194	[6]	—	—	299	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2012.
2 Amounts included in earnings are recorded in trading income.
3 Amounts included in earnings are generally recorded in net securities gains; however, any related hedge ineffectiveness is recorded in trading income.
4 Amounts are generally included in mortgage production related income/(loss); however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
6 Amount recorded in OCI was the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock. The Company ceased hedge accounting and terminated the forward contracts on the Coke Common stock during the third quarter of 2012, as discussed in Note 16, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2011	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2011	Included in earnings (held at December 31, 2011) [1]
Assets
Trading assets:
CDO/CLO securities	$53	$26	[2]	$—		$6	($21)	($1)	($20)	$—	$—	$43	$9	[2]
ABS	27	9		—		—	(31)	—	—	—	—	5	2
Corporate and other debt securities	6	1		—		—	(5)	(1)	—	—	—	1	(1)
Equity securities	123	13		—		—	—	(136)	—	—	—	—	—
Total trading assets	209	49	[3]	—		6	(57)	(138)	(20)	—	—	49	10	[3]
Securities AFS:
U.S. states and political subdivisions	74	1		(2)		—	(4)	(11)	—	—	—	58	—
MBS - private	347	(8)		2		—	—	(71)	(49)	—	—	221	(6)
ABS	20	—		—		—	—	(4)	—	—	—	16	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	690	—		—		198	—	(147)	—	—	—	741	—
Total securities AFS	1,136	(7)	[4]	—		198	(4)	(233)	(49)	—	—	1,041	(6)	[4]
LHFS:
Residential loans	2	(1)	[5]	—		—	(18)	(1)	(1)	23	(3)	1	—
Corporate and other loans	5	(1)	[6]	—		—	—	(4)	—	—	—	—	—
LHFI	492	14	[7]	—		—	—	(59)	(13)	—	(1)	433	(1)	[7]
Other assets/(liabilities), net	(24)	349	[5]	—		—	—	8	(271)	—	—	62	—
Liabilities
Derivative contracts	(145)	2	[3]	(46)	[8]	—	—	—	—	—	—	(189)	2	[3]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at December 31, 2011.
2 Amounts included in earnings do not include losses accrued as a result of the ARS settlements discussed in Note 19, "Contingencies."
3 Amounts included in earnings are recorded in trading income.
4 Amounts included in earnings are recorded in net securities gains.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recorded in mortgage production related income/(loss).
6 Amounts included in earnings are recorded in other noninterest income.
7 Amounts are generally included in mortgage production related income/(loss); however, the mark on certain fair value loans is included in trading income.
8 Amount recorded in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 16, “Derivative Financial Instruments.”

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

(Dollars in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains/(Losses) for the Year Ended December 31, 2012
LHFS	$65	$—	$65	$—	$—
LHFI	308	—	—	308	(79)
OREO	264	—	205	59	(48)
Affordable Housing	82	—	—	82	(96)
Other Assets	65	—	42	23	(13)

(Dollars in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains/(Losses) for the Year Ended December 31, 2011
LHFS	$212	$—	$108	$104	$—
LHFI	72	—	—	72	—
OREO	479	—	372	107	(9)
Affordable Housing	324	—	—	324	(10)
Other Assets	45	—	24	21	(17)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At December 31, 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote. At December 31, 2011, level 2 LHFS consisted primarily of conforming, residential mortgage loans, and corporate loans that are accounted for at LOCOM, and level 3 LHFS consisted of non-agency residential mortgages. Because the Company has been a participant in selling non-agency residential mortgages in the market and there has been increased trading activity, the Company has classified these loans as level 2 as of December 31, 2012. At December 31, 2011, level 3 LHFS also included leases held for sale which were valued using internal estimates which incorporated market data when available. Due to the lack of current market data for comparable leases, these assets were considered level 3.
During 2012, the Company transferred $700 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $199 million charge-off to reflect the loans' estimated market value. Of these transferred NPL loans, $486 million were sold at approximately their carrying value during the year, $6 million remain in LHFS, $7 million were returned to LHFI as they were no longer deemed marketable for sale, and $2 million were removed as a result of various loss mitigation events.

During 2011, the Company transferred $57 million in NPLs that were previously designated as LHFI to LHFS in conjunction with the Company’s election to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $10 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $34 million were sold at approximately their carrying value during 2011; the remaining $13 million were returned to LHFI as they were no longer deemed marketable for sale.

Notes to Consolidated Financial Statements (Continued)

Loans Held for Investment
LHFI consists predominantly of residential real estate loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment and these loans were charged down by $79 million in 2012 to the estimated fair value of the underlying collateral, incorporating market data when available. LHFI also includes nonperforming commercial real estate loans for which specific reserves have been recorded. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 15% to 50% with a weighted average of 22%. The range of discount percentages applied to commercial properties was 10% to 35% with a weighted average of 23%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recorded when the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions when available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. During 2012, the Company decided to dispose of certain consolidated affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values to estimated net realizable values obtained from a third party broker opinion. The broker opinion also includes assumptions around cash flows, market capitalization rates, and tax credit pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During 2012, the Company recognized $96 million in impairment charges as a result of the Company's decision to actively market for sale $0.2 billion in consolidated affordable housing properties. One of these consolidated affordable housing properties was sold as of December 31, 2012 at an immaterial gain. During 2011, the Company recognized impairment charges of $10 million on its consolidated affordable housing properties.
Other Assets
Other assets consist of private equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During 2012, the Company initiated a disposition strategy for the majority of its investments in private equity partnerships, many of which were ultimately sold in July 2012 at prices approximating their carrying value, with substantially all of the remainder subject to sale agreements that are expected to settle in 2013 at prices approximating their carrying value.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During 2012 and 2011, the Company recognized impairment charges of $2 million and $1 million, respectively, on these assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During 2012 and

Notes to Consolidated Financial Statements (Continued)

2011, the Company recognized impairment charges of $2 million and $5 million, respectively, attributable to the fair value of various personal property under operating leases.
Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. During 2012, the Company recognized a $7 million impairment charge on the land. No impairment charges were recognized during 2011.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—	(a)
Trading assets	6,049	6,049	394	5,597	58	(b)
Securities AFS	21,953	21,953	291	20,748	914	(b)
LHFS	3,399	3,399	—	3,375	24	(c)
LHFI, net	119,296	115,690	—	4,041	111,649	(d)
Financial liabilities
Consumer and commercial deposits	$130,180	$130,449	$—	$130,449	$—	(e)
Brokered time deposits	2,136	2,164	—	2,164	—	(f)
Short-term borrowings	5,494	5,494	—	5,494	—	(f)
Long-term debt	9,357	9,413	—	8,829	584	(f)
Trading liabilities	1,161	1,161	591	570	—	(b)

	December 31, 2011
(Dollars in millions)	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,509	$4,509	(a)
Trading assets	6,279	6,279	(b)
Securities AFS	28,117	28,117	(b)
LHFS	2,353	2,355	(c)
LHFI, net	120,038	115,685	(d)
Financial liabilities
Consumer and commercial deposits	$125,611	$125,963	(e)
Brokered time deposits	2,281	2,289	(f)
Foreign deposits	30	30	(f)
Short-term borrowings	11,466	11,466	(f)
Long-term debt	10,908	10,515	(f)
Trading liabilities	1,806	1,806	(b)

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

Notes to Consolidated Financial Statements (Continued)

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

The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 101% and 100% on the loan portfolio’s net carrying value as of December 31, 2012 and 2011, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value as of December 31, 2012 and 2011, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2012, the Company had $42.7 billion of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve which was a combined $49 million at December 31, 2012. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 19 – CONTINGENCIES
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

Notes to Consolidated Financial Statements (Continued)

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to $300 million in excess of the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters.
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in one of several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, refer to Note 17, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs two claims, but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit affirmed the District Court's decision. Plaintiffs have filed a motion for rehearing en banc.

Overdraft Fee Cases
The Company has been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs assert claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs seek restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs filed a

Notes to Consolidated Financial Statements (Continued)

petition for rehearing or rehearing en banc, which was denied. Plaintiffs have filed a petition for a writ of certiorari to the U.S. Supreme Court, which also was denied.

The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust has filed a motion to compel arbitration. On March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could proceed with the case as a class rather than as an individual action. SunTrust has filed an appeal of this decision, but this appeal was dismissed based on a finding that leave to appeal was improvidently granted. The parties now are conducting discovery in anticipation of a motion for class certification.

The third of these cases, Byrd v. SunTrust Bank, was filed on April 23, 2012, in the United States District Court for the Western District of Tennessee. This case is substantially similar to the Bickerstaff matter described above. SunTrust has filed a Motion to Compel Arbitration.

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
STM filed suit in the Eastern District of Virginia in July of 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment of denied mortgage insurance claims on second lien mortgages. STM's claims were in two counts. Count One involved a common reason for denial of claims by UGRIC for a group of loans. Count Two involved a group of loans with individualized reasons for the claim denials asserted by UGRIC. UGRIC counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered, and whether STM was obligated to continue to pay premiums after any caps were met. The Court granted STM's motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. The Court stayed Count Two pending final resolution of Count One. On September 13, 2011, the Court awarded an additional $5 million to the Count One judgment for fees on certain issues. On UGRIC's counterclaim, the Court agreed that UGRIC's interpretation was correct regarding STM's continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches and, consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met.
On February 1, 2013, the Fourth Circuit Court of Appeals (i) upheld the judgment to STM of $45 million ($34 million in claims, $6 million in interest and $5 million in additional fees); and (ii) vacated the ruling in STM's favor regarding the defense STM asserted to UGRIC's claim that STM owes continued premium after the limits of liability on the insurance are reached. STM expects that further proceedings in the District Court will be conducted regarding STM's defense to UGRIC's claims for additional premiums. On February 15, 2013, UGRIC filed a motion asking the U.S. Fourth Circuit Court of Appeals to re-hear its appeal.
Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and seek unspecified damages. All cases have now been transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the class claims against STRH and the other underwriter defendants. A settlement with the class plaintiffs was approved by the Court on December 15, 2011. The class notice and opt-out process is complete and the class settlement approval process has been completed. A number of individual lawsuits and smaller putative class actions remained pending following the class settlement. After motions to dismiss in these cases, a few individual actions have survived and will move forward into discovery.

SunTrust Shareholder Derivative Litigation
On September 9, 2011, the Company and several current and former executives and members of the Board were named in a shareholder derivative action filed in the Superior Court of Fulton County, Georgia, Sharon Benfield v. James M. Wells, III. et al., and on December 19, 2011, the Company and several current and former executives and members of the Board were

Notes to Consolidated Financial Statements (Continued)

named as defendants in a separate shareholder derivative action filed in the U.S. District Court for the Northern District of Georgia, Edward Mannato v. James M. Wells, III, et al. The plaintiffs in both of these lawsuits purport to bring their claims on behalf of and for the benefit of the Company. Generally, these lawsuits are substantially overlapping and make very broad allegations of mismanagement of, and misrepresentations about, the Company's exposure to loan losses and the residential real estate market leading up to and during the recent real estate and credit market crises. In both cases, the plaintiffs assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Mannato lawsuit arises out of a shareholder demand made of SunTrust in March 2008 that was the subject of an investigation conducted at the direction of a committee of independent members of the Company's Board. This committee concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. A new committee conducted a new investigation of the allegations raised in the lawsuit and concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. The Benfield lawsuit arises out of a shareholder demand made of SunTrust in February 2011 that was the subject of an investigation conducted at the direction of the same Board committee, which concluded that these allegations had no merit. On October 29, 2012, the Court dismissed all claims in the Benfield case. This decision is on appeal. The Court stayed the Mannato case, initially pending the outcome of a similar case and then upon the death of the plaintiff. A motion to dismiss is pending in the Mannato case.

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, The Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama, Northern District entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On August 28, 2009, The Colonial BancGroup filed for bankruptcy. The defendants’ motion to dismiss was denied in May 2010, but the Court subsequently ordered Plaintiffs to file an amended complaint. This amended complaint was filed and the defendants filed a motion to dismiss.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. During the fourth quarter of 2012, the Company engaged an independent third party consultant approved by the Federal Reserve to prepare a validation report with respect to compliance with the aspects of the Consent Order referenced above. The Company currently anticipates that the independent third party consultant will complete its review and report to the Federal Reserve in the first half of 2013. The Company also completed an internal review of STM's residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes.
Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the Federal Reserve to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. Through the fourth quarter of 2012, the Company continued to incur the costs associated with the Consent Order-

Notes to Consolidated Financial Statements (Continued)

required foreclosure file review. However, on January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an agreement with the OCC and the Federal Reserve to end the independent foreclosure review process and accelerate remediation of loans included in the review. Pursuant to the agreement, the Company will make a cash payment of $63 million (which has been accrued in the Company's financial results) to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and commit $100 million to affect loss mitigation or other foreclosure prevention actions. Lump-sum payments to borrowers will be administered by an independent agent approved by the Federal Reserve. The amount of payment to a borrower will be determined pursuant to a Financial Remediation Framework jointly established by the OCC and the Federal Reserve based on circumstances surrounding the foreclosure activity. OCC and Federal Reserve Financial Remediation Framework guidance released in June 2012 provides that lump-sum payments can range from $500 to, in the most egregious cases, $125,000 plus an amount equal to the equity in the home. As a result of the agreement, the Company will no longer be required to incur the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Redacted versions of the action plans and the Company's engagement letter with the independent foreclosure consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve's website and was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. As a result of the Federal Reserve's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims (which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims") includes the expected incremental costs (if any) of a civil money penalty relating to the Consent Order.

A Financial Guaranty Insurance Company
The Company has reached a settlement with a financial guaranty insurance company relating to second lien mortgage loan repurchase claims for a securitization that the financial guaranty insurance company guaranteed under an insurance policy. The Company had previously accrued the full amount of the confidential settlement that was reached.

Putative ERISA Class Actions
Company Stock Class Action
Beginning in July 2008, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering the Company's common stock as an investment option in the SunTrust Banks, Inc. 401(k) Plan (the “Plan”). The plaintiffs purport to represent all current and former Plan participants who held the Company stock in their Plan accounts from May 2007 to the present and seek to recover alleged losses these participants supposedly incurred as a result of their investment in Company stock.
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

Mutual Funds Class Action
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint.

Notes to Consolidated Financial Statements (Continued)

On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company substituting two new plaintiffs. SunTrust intends to file a motion to dismiss in this action.

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of certiorari in Edwards and, as a result, the stays in these cases were lifted. The plaintiffs in Acosta voluntarily dismissed this case. A motion to dismiss is pending in the Thurmond case.

United States and States Attorneys General Mortgage Servicing Claims
In January, 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice, and Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. While these discussions are continuing, the Company has not reached any agreement with such parties. The Company has estimated the cost of resolving these and potential similar claims, including the costs of such a settlement, borrower-specific actions, and/or legal matters to defend such claims if they are not settled, and accrued this expense in its financial results.

False Claim Act Litigation
SunTrust Mortgage is a defendant in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia under the federal False Claims Act, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. This lawsuit originally was filed under seal, but the second amended complaint was unsealed by the District Court in October 2011. The plaintiffs, who allege that they are officers of a mortgage broker, allege that numerous mortgage originators, including SunTrust Mortgage, made false statements to the U.S. Department of Veterans Affairs in order to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans ("IRRRL") program. Plaintiffs allege that the mortgage originators charged fees in connection with these loans that were not permitted under the IRRRL program and made false statements to the VA to the effect that the loans complied with all applicable regulations or program requirements. According to Plaintiffs, by doing so, the originators caused the VA to pay, among other costs, amounts to honor the loan guarantees to which they were not entitled. Plaintiffs have sued on their own behalf and on behalf of the U.S., and seek, among other things, unspecified damages equal to the loss that SunTrust Mortgage allegedly caused the U.S. (trebled under the False Claims Act), statutory civil penalties of between $5,500 and $11,000 per violation, injunctive relief, and attorneys' fees. To date, the U.S. has not joined in the prosecution of this action. SunTrust Mortgage and other defendants have filed motions to dismiss. SunTrust Mortgage and the relators have reached an agreement to settle this dispute that is awaiting bankruptcy court approval.

HUD Investigation
On April 25, 2012, the Company was informed of the commencement of an investigation by the HUD relating generally to origination practices for FHA loans. The Company continues to cooperate with the investigation.

Notes to Consolidated Financial Statements (Continued)

NOTE 20 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is evaluated by management. The segment structure was revised during the first quarter of 2012 from the six segments the Company utilized during 2011. The revised segment structure was in conjunction with organizational changes made throughout the Company that were announced during the fourth quarter of 2011 and implemented in the first quarter of 2012. The following is a description of the new segments and their composition.

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

•
Private Wealth Management provides a full array of wealth management products and professional services to both individual and institutional clients including brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Private Wealth Management's primary businesses include Private Banking, STIS, IIS, and GenSpring. Private Banking offers a full array of loan and deposit products to clients. STIS offers discount/online and full service brokerage services to individual clients. IIS includes Employee Benefit Solutions, Foundations & Endowments Specialty Group, and Escrow Services. GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

The Wholesale Banking segment includes the following five businesses:

•
CIB offers a wide array of traditional banking products (lending and treasury management services) and investment banking services. CIB serves clients in the larger corporate and commercial middle markets. The Investment Banking Group generally serves clients with greater than $750 million in annual revenues and is focused on selected industry sectors: consumer and retail, energy, financial services and technology, healthcare, and media and communications. The Corporate Banking Group generally serves clients with annual revenue ranging from $100 million to $750 million. Comprehensive investment banking products and services are provided by STRH to clients in both Wholesale Banking and Private Wealth Management, including strategic advice, raising capital, and financial risk management.

•
Commercial & Business Banking (formerly named Diversified Commercial Banking) offers an array of traditional banking products and investment banking services as needed for the Company's small business clients, commercial clients, dealer services (financing dealer floor plan inventories), and not-for-profit and government entities.

•
Commercial Real Estate provides financial solutions for commercial real estate developers and investors, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital. Equipment lease financing solutions (through SunTrust Equipment Finance & Leasing) as well as corporate insurance premium financing (through Premium Assignment Corporation) are also managed within this business.

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

•
Treasury & Payment Solutions provides all SunTrust business clients with services required to manage their payments and receipts combined with the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash, plus provides clients the means to manage their accounts electronically online both domestically and internationally.

Notes to Consolidated Financial Statements (Continued)

Mortgage Banking offers residential mortgage products nationally through its retail, broker, and correspondent channels, as well as via the internet (www.suntrust.com) and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company's loan portfolio. Mortgage Banking services loans for itself and for other investors and includes ValuTree Real Estate Services, LLC, a tax service subsidiary.

Corporate Other includes management of the Company's investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Communications, Procurement, and Executive Management.
Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items.
For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•
Net interest income – All net interest income is presented on a FTE basis to make tax-exempt assets comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to corporate balance sheet management strategies.

•
Provision for credit losses - Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for credit losses is reported in Reconciling Items.

•
Provision/(benefit) for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision/(benefit) for income taxes is reported in Reconciling Items.

The segment’s financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the segment’s financial performance. The internal allocations include the following:

•
Operational Costs – Expenses are charged to the segments based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the segments. The recoveries for the majority of these costs are in Corporate Other.

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

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$46,126	$64,499	$35,154	$28,011	$2,344	$176,134
Average total liabilities	77,539	54,069	4,484	19,710	(163)	155,639
Average total equity	—	—	—	—	20,495	20,495
Net interest income	$2,534	$1,753	$512	$387	($84)	$5,102
FTE adjustment	—	119	—	4	—	123
Net interest income - FTE [1]	2,534	1,872	512	391	(84)	5,225
Provision for credit losses [2]	596	315	770	—	(286)	1,395
Net interest income/(loss) after provision for credit losses	1,938	1,557	(258)	391	202	3,830
Total noninterest income	1,369	1,543	502	1,970	(11)	5,373
Total noninterest expense	2,930	1,964	1,379	61	(11)	6,323
Income/(loss) before provision/(benefit) for income taxes	377	1,136	(1,135)	2,300	202	2,880
Provision/(benefit) for income taxes [3]	140	331	(433)	770	88	896
Net income/(loss) including income attributable to noncontrolling interest	237	805	(702)	1,530	114	1,984
Net income attributable to noncontrolling interest	—	16	—	10	—	26
Net income/(loss)	$237	$789	($702)	$1,520	$114	$1,958

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$43,901	$62,155	$33,719	$31,363	$1,302	$172,440
Average total liabilities	77,352	55,157	3,838	15,605	(208)	151,744
Average total equity	—	—	—	—	20,696	20,696
Net interest income	$2,502	$1,640	$471	$496	($44)	$5,065
FTE adjustment	—	107	—	6	1	114
Net interest income - FTE [1]	2,502	1,747	471	502	(43)	5,179
Provision for credit losses [2]	722	625	693	—	(527)	1,513
Net interest income/(loss) after provision for credit losses	1,780	1,122	(222)	502	484	3,666
Total noninterest income	1,507	1,402	241	297	(26)	3,421
Total noninterest expense	2,903	2,056	1,197	106	(28)	6,234
Income/(loss) before provision/(benefit) for income taxes	384	468	(1,178)	693	486	853
Provision/(benefit) for income taxes [3]	141	81	(457)	237	191	193
Net income/(loss) including income attributable to noncontrolling interest	243	387	(721)	456	295	660
Net income attributable to noncontrolling interest	—	3	—	9	1	13
Net income/(loss)	$243	$384	($721)	$447	$294	$647

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2010
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Average total assets	$41,910	$62,268	$34,792	$32,581	$824	$172,375
Average total liabilities	74,914	51,925	4,030	18,775	(103)	149,541
Average total equity	—	—	—	—	22,834	22,834
Net interest income	$2,449	$1,475	$438	$456	$36	$4,854
FTE adjustment	—	106	—	10	—	116
Net interest income - FTE [1]	2,449	1,581	438	466	36	4,970
Provision for credit losses [2]	891	777	1,187	—	(204)	2,651
Net interest income/(loss) after provision for credit losses	1,558	804	(749)	466	240	2,319
Total noninterest income	1,539	1,442	521	257	(30)	3,729
Total noninterest expense	2,917	1,941	1,081	2	(30)	5,911
Income/(loss) before provision/(benefit) for income taxes	180	305	(1,309)	721	240	137
Provision/(benefit) for income taxes [3]	65	17	(498)	247	100	(69)
Net income/(loss) including income attributable to noncontrolling interest	115	288	(811)	474	140	206
Net income attributable to noncontrolling interest	—	8	1	9	(1)	17
Net income/(loss)	$115	$280	($812)	$465	$141	$189
1Net interest income is FTE and is presented on a matched maturity funds transfer price basis for the segments.
2Provision for credit losses represents net charge-offs for the segments.
3Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Continued)

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME
AOCI was calculated as follows:

(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, January 1, 2010	$1,661	($591)	$1,070
Unrealized net gain on securities	770	(283)	487
Unrealized net gain on derivatives	802	(293)	509
Change related to employee benefit plans	106	(46)	60
Reclassification adjustment for realized gains and losses on securities	(191)	70	(121)
Reclassification adjustment for realized gains and losses on derivatives	(617)	228	(389)
AOCI, December 31, 2010	2,531	(915)	1,616
Unrealized net gain on securities	653	(242)	411
Unrealized net gain on derivatives	684	(253)	431
Change related to employee benefit plans	(382)	141	(241)
Reclassification adjustment for realized gains and losses on securities	(117)	43	(74)
Reclassification adjustment for realized gains and losses on derivatives	(625)	231	(394)
AOCI, December 31, 2011	2,744	(995)	1,749
Unrealized net loss on securities	198	(269)	(71)
Unrealized net gain on derivatives	141	143	284
Change related to employee benefit plans	(95)	35	(60)
Reclassification adjustment for realized gains and losses on securities[1]	(2,279)	1,007	(1,272)
Reclassification adjustment for realized gains and losses on derivatives	(203)	(118)	(321)
AOCI, December 31, 2012	$506	($197)	$309
1Excludes $305 million of losses related to derivatives associated with the Coke Agreements termination that was recorded in securities gains on the Consolidated Statement of Income.

NOTE 22 - OTHER NONINTEREST EXPENSE

Other noninterest expense in the Consolidated Statements of Income includes the following for the year ended December 31:

(Dollars in millions)	2012	2011	2010
Impairment of affordable housing investments	$96	$10	$15
Other staff expense	94	95	55
Postage and delivery	76	81	83
Communications	63	63	64
Operating supplies	34	45	47
Other expense	326	317	344
Total other noninterest expense	$689	$611	$608

Notes to Consolidated Financial Statements (Continued)

NOTE 23 - SUNTRUST BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Income
Dividends[1]	$27	$29	$28
Interest on loans	36	11	2
Trading income	18	53	44
Other income	23	132	165
Total income	104	225	239
Expense
Interest on short-term borrowings	13	9	9
Interest on long-term debt	177	226	228
Employee compensation and benefits[2]	111	(7)	(13)
Service fees to subsidiaries	3	11	2
Other expense	43	133	21
Total expense	347	372	247
Loss before income tax benefit and equity in undistributed income of subsidiaries	(243)	(147)	(8)
Income tax benefit	91	49	12
(Loss)/income before equity in undistributed income of subsidiaries	(152)	(98)	4
Equity in undistributed income of subsidiaries	2,110	745	185
Net income	1,958	647	189
Preferred dividends	(12)	(7)	(7)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	(66)	(267)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	(74)	—
Dividends and undistributed earnings allocated to unvested shares	(15)	(5)	(2)
Net income/(loss) available to common shareholders	$1,931	$495	($87)
1 Substantially all dividend income received from subsidiaries.
2 Includes incentive compensation allocations between Parent Company and subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	As of December 31
(Dollars in millions)	2012	2011
Assets
Cash held at SunTrust Bank	$137	$220
Interest-bearing deposits held at SunTrust Bank	604	1,402
Interest-bearing deposits held at other banks	20	19
Cash and cash equivalents	761	1,641
Trading assets	103	93
Securities available for sale	279	324
Loans to subsidiaries	2,733	3,666
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	22,521	21,783
Nonbanking subsidiaries	1,368	1,278
Goodwill	99	99
Other assets	561	397
Total assets	$28,425	$29,281
Liabilities and Shareholders’ Equity
Short-term borrowings:
Subsidiaries	$1,525	$392
Non-affiliated companies	1,512	1,710
Long-term debt:
Subsidiaries	160	160
Non-affiliated companies	3,249	6,294
Other liabilities	1,108	766
Total liabilities	7,554	9,322
Preferred stock	725	275
Common stock	550	550
Additional paid in capital	9,174	9,306
Retained earnings	10,817	8,978
Treasury stock, at cost, and other[1]	(704)	(899)
AOCI, net of tax	309	1,749
Total shareholders’ equity	20,871	19,959
Total liabilities and shareholders’ equity	$28,425	$29,281

1 At December 31, 2012, includes ($656) million for treasury stock and ($48) million for compensation element of restricted stock.
At December 31, 2011, includes ($851) million for treasury stock and ($48) million for compensation element of restricted stock.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$1,958	$647	$189
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiaries	(2,110)	(745)	(185)
Depreciation, amortization and accretion	10	17	15
Deferred income tax provision/(benefit)	18	(56)	(7)
Excess tax benefits from stock-based compensation	(11)	—	—
Stock option compensation and amortization of restricted stock compensation	35	44	66
Net loss/(gain) on extinguishment of debt	15	(3)	1
Net securities gains	(6)	(92)	(38)
Net gain on sale of assets	—	—	(18)
Contributions to retirement plans	(26)	(8)	(8)
Net (increase)/decrease in other assets	(190)	(192)	38
Net increase in other liabilities	369	130	123
Net cash provided by/(used in) operating activities	62	(258)	176
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and repayments of securities available for sale	65	61	164
Proceeds from sales of securities available for sale	47	6,700	7,664
Purchases of securities available for sale	(68)	(2,374)	(7,737)
Proceeds from maturities, calls, and repayments of trading securities	2	137	97
Proceeds from sales of trading securities	—	75	79
Net change in loans to subsidiaries	940	(3,185)	221
Capital contributions to subsidiaries	(150)	(250)	—
Other, net	—	—	22
Net cash provided by investing activities	836	1,164	510
Cash Flows from Financing Activities:
Net increase in other short-term borrowings	935	463	5
Proceeds from the issuance of long-term debt	15	1,749	—
Repayment of long-term debt	(3,073)	(482)	(350)
Proceeds from the issuance of preferred stock	438	103	—
Proceeds from the issuance of common stock	—	1,017	—
Repurchase of preferred stock	—	(4,850)	—
Proceeds from the exercise of stock options	15	—	—
Excess tax benefits from stock option compensation	11	—	—
Dividends paid	(119)	(131)	(259)
Purchase of outstanding warrants	—	(11)	—
Net cash used in financing activities	(1,778)	(2,142)	(604)
Net (decrease)/increase in cash and cash equivalents	(880)	(1,236)	82
Cash and cash equivalents at beginning of period	1,641	2,877	2,795
Cash and cash equivalents at end of period	$761	$1,641	$2,877
Supplemental Disclosures:
Income taxes received from/(paid to) subsidiaries	$621	($2)	($338)
Income taxes (paid)/received by Parent Company	(605)	(66)	406
Net income taxes received/(paid) by Parent Company	$16	($68)	$68
Interest paid	$189	$246	$233
Accretion of discount for preferred stock issued to the U.S. Treasury	—	80	25
Noncash capital contribution to subsidiary	—	—	997

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2012, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2014,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 23, 2013 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION.
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2012 Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Option Exercises and Stock Vested in 2012,” “Outstanding Equity Awards at December 31, 2012,” “2012 Pension Benefits Table,” “2012 Nonqualified Deferred Compensation Table,” and “2012 Potential Payments Upon Termination or Change in Control”), “2012 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 23, 2013 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons,” “Stock Ownership of Directors, Nominee and Management,” and “Stock Ownership of Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 23, 2013 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 23, 2013 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 23, 2013 and to be filed with the Commission is incorporated by reference into this Item 14.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the year ended December 31, 2012, 2011, and 2010;
Consolidated Statements of Comprehensive Income for the year ended December 31, 2012, 2011, and 2010;
Consolidated Balance Sheets as of December 31, 2012, and 2011;
Consolidated Statements of Shareholders’ Equity as of December 31, 2012, 2011, and 2010; and
Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011, and 2010.
(a)(2) Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 19, 2012, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2012.
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
*

4.14	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 12, 2006.	*

Exhibit	Description

4.15	Form of Series E Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed December 20, 2012.	*

10.1
SunTrust Banks, Inc. Annual Incentive Plan (formerly Management Incentive Plan), amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.2
SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of January 1, 2011, incorporated by reference to Appendix A to the Company's definitive proxy statement filed March 8, 2011, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; and (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; incorporated by reference to (i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26 to 10.30 to the Company's Annual Report on Form 10-K filed February 24, 2012; and (xx) Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012.
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
*

Exhibit	Description
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
*

10.9
SunTrust Banks, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.

*

10.10
SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated effective as of January 1, 2011, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.11
SunTrust Restoration Plan, amended and restated effective May 31, 2011, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.

*

10.12
SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2011, incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K filed January 6, 2011, as further amended by Amendment Number One, effective as of January 1, 2012, incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

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
*

10.14
Forms of Change in Control Agreements between Registrant and (i) William H. Rogers, Jr., (ii) Aleem Gillani, (iii) Thomas E. Freeman, (iv) Mark A. Chancy, and (v) Anil Cheriyan, incorporated by reference to: (i) - (iii), Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed February 23, 2010; (iv), Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed February 23, 2010; and (v) Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.15
SunTrust Banks, Inc. Deferred Compensation Plan, amended and restated effective as of January 1, 2012, (including amendments through December 31, 2012)incorporated by reference to Exhibits 10.2 and 10.2.1 to the Registrant's Current Report on Form 8-K filed December 27, 2012.

*

10.16
Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, as restated with amendments through January 1, 2009, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 2, 2009.
*

Exhibit	Description
10.17
Crestar Financial Corporation Directors’ Equity Program, as restated as of December 31, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.
*

10.18
National Commerce Financial Corporation Directors’ Fees Deferral Plan and First Amendment, effective January 1, 2002, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.
*

10.19
SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2012 (including amendments through December 31, 2012), incorporated by reference to Exhibits 10.1, 10.1.1, 10.1.2, 10.1.3, and 10.1.4 to the Registrant's Current Report on Form 8-K filed December 27, 2012.
*

10.2
SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of July 1, 2011, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.21
Consent Order dated April 13, 2011 by and among the Board of Governors of the Federal Reserve System, SunTrust Banks, Inc.; SunTrust Bank; and SunTrust Mortgage, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.
*

10.22
Master Agency Agreement, dated as of September 13, 2010 among SunTrust and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on September 14, 2010), as amended by Amendment No. 1 to Master Agency Agreement, dated October 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012.

*

10.23	Form of Restricted Stock Unit Award Agreement, 2013 RORWA.	(filed herewith)

10.24	Form of Restricted Stock Unit Award Agreement, 2013 TSR.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

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

SUNTRUST BANKS, INC.

Dated:	February 27, 2013	By: /s/ William H. Rogers, Jr.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 27, 2013	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 27, 2013	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	February 27, 2013	Senior Vice President and Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Robert M. Beall, II	February 12, 2013	Director
Robert M. Beall, II	Date

/s/ Alston D. Correll	February 12, 2013	Director
Alston D. Correll	Date

/s/ Jeffrey C. Crowe	February 12, 2013	Director
Jeffrey C. Crowe	Date

/s/ Blake P. Garrett, Jr.	February 12, 2013	Director
Blake P. Garrett, Jr.	Date

/s/ David H. Hughes	February 12, 2013	Director
David H. Hughes	Date

/s/ M. Douglas Ivester	February 12, 2013	Director
M. Douglas Ivester	Date

/s/ Kyle Prechtl Legg	February 12, 2013	Director
Kyle Prechtl Legg	Date

/s/ William A. Linnenbringer	February 12, 2013	Director
William A. Linnenbringer	Date

/s/ G. Gilmer Minor, III	February 12, 2013	Director
G. Gilmer Minor, III	Date

/s/ Donna Morea	February 12, 2013	Director
Donna Morea	Date

/s/ David M. Ratcliffe	February 12, 2013	Director
David M. Ratcliffe	Date

/s/ Thomas R. Watjen	February 12, 2013	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	February 12, 2013	Director
Dr. Phail Wynn, Jr.	Date