Form 10-Q
period 2013-03-31
SUNTRUST BANKS INC
filed 2013-05-07
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At April 22, 2013, 540,172,381 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
C&I — Commercial and Industrial.
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
CRE — Commercial Real Estate.
CSA — Credit support annex.
DDA — Demand deposit account.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DBRS — DBRS, Inc.
DTA — Deferred tax asset.
EPS — Earnings per share.
ERISA — Employee Retirement Income Security Act of 1974.
Exchange Act — Securities Exchange Act of 1934.
FASB — Financial Accounting Standards Board.
Federal Reserve — The Board of Governors of the Federal Reserve System.
Fed funds — Federal funds.

i

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
MRA — Master Repurchase Agreement.
MRMG — Model Risk Management Group.
MSR — Mortgage servicing right.
MVE — Market value of equity.
NOW — Negotiable order of withdrawal account.
NPL — Nonperforming loan.
NPR — Notice of Proposed Rulemaking.
OCC — Office of the Comptroller of the Currency.
OCI — Other comprehensive income.
OIG — Office of Inspector General.
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
TAG — Transaction Account Guarantee.
TDR — Troubled debt restructuring.
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
W&IM — Wealth and Investment Management.

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2013	2012
Interest Income
Interest and fees on loans	$1,169	$1,300
Interest and fees on loans held for sale	31	25
Interest and dividends on securities available for sale[1]	143	194
Trading account interest and other	16	15
Total interest income	1,359	1,534
Interest Expense
Interest on deposits	79	127
Interest on long-term debt	51	88
Interest on other borrowings	8	8
Total interest expense	138	223
Net interest income	1,221	1,311
Provision for credit losses	212	317
Net interest income after provision for credit losses	1,009	994
Noninterest Income
Service charges on deposit accounts	160	164
Trust and investment management income	124	130
Retail investment services	61	59
Other charges and fees	89	97
Investment banking income	68	71
Trading income	42	57
Card fees	76	79
Mortgage production related income	159	63
Mortgage servicing related income	38	81
Net securities gains[2]	2	18
Other noninterest income	44	57
Total noninterest income	863	876
Noninterest Expense
Employee compensation	611	652
Employee benefits	148	145
Outside processing and software	178	176
Net occupancy expense	89	88
Regulatory assessments	54	52
Equipment expense	45	45
Operating losses	39	60
Credit and collection services	33	56
Marketing and customer development	30	27
Consulting and legal fees	15	36
Amortization of intangible assets	6	11
Other real estate expense	—	50
Other noninterest expense	115	143
Total noninterest expense	1,363	1,541
Income before provision for income taxes	509	329
Provision for income taxes	151	69
Net income including income attributable to noncontrolling interest	358	260
Net income attributable to noncontrolling interest	6	10
Net income	$352	$250
Net income available to common shareholders	$340	$245
Net income per average common share:
Diluted	$0.63	$0.46
Basic	0.64	0.46
Dividends declared per common share	0.05	0.05
Average common shares - diluted	539,862	536,407
Average common shares - basic	535,680	533,100
1 Includes dividends on Coke common stock of of $15 million during the three months ended March 31, 2012.
2 Includes credit-related OTTI losses of $1 million and $2 million, including $1 million and $2 million of unrealized losses reclassified from OCI, before taxes, for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2013	2012
Net income	$352	$250
Components of other comprehensive (loss)/income:
Change in net unrealized gains on securities, net of tax of ($42) and $27, respectively	(73)	50
Change in net unrealized gains on derivatives, net of tax of ($42) and ($58), respectively	(71)	(101)
Change related to employee benefit plans, net of tax of $12 and ($14), respectively	20	(24)
Total other comprehensive loss	(124)	(75)
Total comprehensive income	$228	$175
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands) (Unaudited)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$4,787	$7,134
Federal funds sold and securities borrowed or purchased under agreements to resell	1,154	1,101
Interest-bearing deposits in other banks	21	22
Cash and cash equivalents	5,962	8,257
Trading assets (includes encumbered securities of $950 and $727 at March 31, 2013 and December 31, 2012, respectively)	6,250	6,049
Securities available for sale	23,823	21,953
Loans held for sale[1] ($2,672 and $3,243 at fair value at March 31, 2013 and December 31, 2012, respectively)	3,193	3,399
Loans[2] ($360 and $379 at fair value at March 31, 2013 and December 31, 2012, respectively)	120,804	121,470
Allowance for loan and lease losses	(2,152)	(2,174)
Net loans	118,652	119,296
Premises and equipment	1,541	1,564
Goodwill	6,369	6,369
Other intangible assets (MSRs at fair value: $1,025 and $899 at March 31, 2013 and December 31, 2012, respectively)	1,076	956
Other real estate owned	224	264
Other assets	5,345	5,335
Total assets	$172,435	$173,442
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$38,593	$39,481
Interest-bearing consumer and commercial deposits	89,142	90,699
Total consumer and commercial deposits	127,735	130,180
Brokered time deposits (CDs at fair value: $810 and $832 at March 31, 2013 and December 31, 2012, respectively)	2,080	2,136
Foreign deposits	100	—
Total deposits	129,915	132,316
Funds purchased	605	617
Securities sold under agreements to repurchase	1,854	1,574
Other short-term borrowings	4,169	3,303
Long-term debt [3] ($1,632 and $1,622 at fair value at March 31, 2013 and December 31, 2012, respectively)	9,331	9,357
Trading liabilities	1,348	1,161
Other liabilities	4,019	4,129
Total liabilities	151,241	152,457
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,132	9,174
Retained earnings	11,133	10,817
Treasury stock, at cost, and other[4]	(531)	(590)
Accumulated other comprehensive income, net of tax	185	309
Total shareholders’ equity	21,194	20,985
Total liabilities and shareholders’ equity	$172,435	$173,442

Common shares outstanding	540,187	538,959
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	9,734	10,962
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$315	$319
[2] Includes loans of consolidated VIEs	355	365
[3] Includes debt of consolidated VIEs ($286 at fair value at March 31, 2013 and December 31, 2012)	656	666
[4] Includes noncontrolling interest held	114	114

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive Income [2]	Total
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	250	—	—	250
Other comprehensive loss	—	—	—	—	—	—	(75)	(75)
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.05 per share	—	—	—	—	(27)	—	—	(27)
Preferred stock dividends, $1,011 per share	—	—	—	—	(3)	—	—	(3)
Exercise of stock options and stock compensation expense	—	—	—	(6)	—	10	—	4
Restricted stock activity	—	1	—	(50)	—	58	—	8
Amortization of restricted stock compensation	—	—	—	—	—	7	—	7
Issuance of stock for employee benefit plans and other	—	—	—	(7)	—	14	—	7
Balance, March 31, 2012	$275	538	$550	$9,243	$9,198	($699)	$1,674	$20,241
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	352	—	—	352
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)
Common stock dividends, $0.05 per share	—	—	—	—	(27)	—	—	(27)
Preferred stock dividends [3]	—	—	—	—	(9)	—	—	(9)
Exercise of stock options and stock compensation expense	—	—	—	(8)	—	13	—	5
Restricted stock activity	—	1	—	(33)	—	36	—	3
Amortization of restricted stock compensation	—	—	—	—	—	7	—	7
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	3	—	2
Balance, March 31, 2013	$725	540	$550	$9,132	$11,133	($531)	$185	$21,194

1 At March 31, 2013, includes ($569) million for treasury stock, ($76) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
At March 31, 2012, includes ($737) million for treasury stock, ($73) million for compensation element of restricted stock, and $111 million for noncontrolling interest.
2 Components of AOCI at March 31, 2013, included $447 million in unrealized net gains on AFS securities, $461 million in unrealized net gains on derivative financial instruments, and ($723) million related to employee benefit plans. At March 31, 2012, components included $1,913 million in unrealized net gains on AFS securities, $468 million in unrealized net gains on derivative financial instruments, and ($707) million related to employee benefit plans.
3 Dividends were $1,000 per share for Perpetual Preferred Stock Series A and B and $1,387 per share for Perpetual Preferred Stock Series E for the three months ended March 31, 2013.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2013	2012
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$358	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	184	192
Origination of mortgage servicing rights	(110)	(83)
Provisions for credit losses and foreclosed property	228	362
Mortgage repurchase provision	14	175
Stock option compensation and amortization of restricted stock compensation	8	8
Net securities gains	(2)	(18)
Net gain on sale of loans held for sale, loans, and other assets	(198)	(252)
Net decrease in loans held for sale	404	246
Net increase in other assets	(437)	(251)
Net increase/(decrease) in other liabilities	172	(537)
Net cash provided by operating activities	621	102
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,614	1,506
Proceeds from sales of securities available for sale	33	670
Purchases of securities available for sale	(3,678)	(992)
Net increase in loans, including purchases of loans	(167)	(1,296)
Proceeds from sales of loans	494	252
Capital expenditures	(28)	(48)
Proceeds from the sale of other real estate owned and other assets	145	121
Net cash (used in)/provided by investing activities	(1,587)	213
Cash Flows from Financing Activities
Net (decrease)/increase in total deposits	(2,401)	2,110
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,134	(1,899)
Proceeds from the issuance of long-term debt	12	1,000
Repayment of long-term debt	(44)	(34)
Common and preferred dividends paid	(36)	(30)
Stock option activity	6	10
Net cash (used in)/provided by financing activities	(1,329)	1,157
Net (decrease)/increase in cash and cash equivalents	(2,295)	1,472
Cash and cash equivalents at beginning of period	8,257	4,509
Cash and cash equivalents at end of period	$5,962	$5,981
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$12	$11
Loans transferred from loans to loans held for sale	57	429
Loans transferred from loans and loans held for sale to other real estate owned	66	96

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

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

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Except for accounting policies that have been recently adopted as described below, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which more narrowly defined the scope of financial instruments to only include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Company adopted these ASUs as of January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 12, "Fair Value Election and Measurement."
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of OCI by component. The Company adopted the ASU as of January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 15, "Accumulated Other Comprehensive Income."
In March 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." The ASU requires additional disclosures about joint and several liability arrangements and requires the Company to measure obligations resulting from joint and several liability arrangements as the sum of the amount the Company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The ASU is effective for the fiscal years and interim periods within those years beginning after December 15, 2013. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	March 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$805	$15	$—	$820
Federal agency securities	2,211	79	5	2,285
U.S. states and political subdivisions	280	12	2	290
MBS - agency	18,618	677	40	19,255
MBS - private	195	7	—	202
ABS	153	4	1	156
Corporate and other debt securities	41	4	—	45
Other equity securities[1]	769	1	—	770
Total securities AFS	$23,072	$799	$48	$23,823

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953
1At March 31, 2013, other equity securities was comprised of the following: $268 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $98 million in mutual fund investments, and $2 million of other. At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Taxable interest	$132	$168
Tax-exempt interest	3	4
Dividends[1]	8	22
Total interest and dividends	$143	$194
1Includes dividends on the Coke common stock of $15 million for the three months ended March 31, 2012.
Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $10.0 billion and $10.6 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, there were no securities AFS pledged under which the transferee may repledge the collateral. The Company has also pledged $864 million and $727 million of trading assets to secure $813 million and $703 million of repurchase agreements at March 31, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of investments in debt securities at March 31, 2013, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Notes to Consolidated Financial Statements (Unaudited), continued

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$11	$201	$593	$—	$805
Federal agency securities	259	1,368	440	144	2,211
U.S. states and political subdivisions	80	136	18	46	280
MBS - agency	1,056	12,103	3,825	1,634	18,618
MBS - private	—	145	50	—	195
ABS	102	50	1	—	153
Corporate and other debt securities	4	17	20	—	41
Total debt securities	$1,512	$14,020	$4,947	$1,824	$22,303
Fair Value:
U.S. Treasury securities	$11	$210	$599	$—	$820
Federal agency securities	260	1,430	446	149	2,285
U.S. states and political subdivisions	82	144	19	45	290
MBS - agency	1,118	12,670	3,853	1,614	19,255
MBS - private	—	150	52	—	202
ABS	103	51	2	—	156
Corporate and other debt securities	4	19	22	—	45
Total debt securities	$1,578	$14,674	$4,993	$1,808	$23,053

Weighted average yield[1]	3.35%	2.90%	2.18%	2.63%	2.75%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At March 31, 2013, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

	March 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$421	$5	$—	$—	$421	$5
U.S. states and political subdivisions	1	—	26	2	27	2
MBS - agency	4,472	40	—	—	4,472	40
ABS	—	—	14	1	14	1
Total temporarily impaired securities	4,894	45	40	3	4,934	48
OTTI securities[1]:
ABS	—	—	1	—	1	—
Total OTTI securities	—	—	1	—	1	—
Total impaired securities	$4,894	$45	$41	$3	$4,935	$48

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$298	$3	$—	$—	$298	$3
U.S. states and political subdivisions	1	—	24	5	25	5
MBS - agency	1,212	3	—	—	1,212	3
ABS	—	—	13	2	13	2
Total temporarily impaired securities	1,511	6	37	7	1,548	13
OTTI securities[1]:
ABS	—	—	3	1	3	1
Total OTTI securities	—	—	3	1	3	1
Total impaired securities	$1,511	$6	$40	$8	$1,551	$14
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
At March 31, 2013 and December 31, 2012, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS also continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit are recorded in AOCI. Losses related to credit impairment on these securities is determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. Due to improvement in market pricing and continued reduction in securities that have been other-than-temporarily impaired, the unrealized OTTI loss relating to these ABS at March 31, 2013 is immaterial.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Gross realized gains	$3	$20
OTTI	(1)	(2)
Net securities gains	$2	$18

Credit impairment that is determined through the use of cash flow models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities.

The Company continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total impairment, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

The securities that gave rise to credit impairments recognized during the three months ended March 31, 2013 and 2012, as shown in the table below, consisted of private MBS and ABS with a combined fair value of $2 million and private MBS with a fair value of $114 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
(Dollars in millions)	2013	2012
OTTI[1]	$—	$—
Portion of gains/(losses) recognized in OCI (before taxes)	1	2
Net impairment losses recognized in earnings	$1	$2
1The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three months ended March 31, 2013 and 2012, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Balance, beginning of period	$31	$25
Additions:
OTTI credit losses on previously impaired securities	1	2
Balance, end of period	$32	$27

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the three months ended March 31:

	2013	2012
Default rate	6 - 9%	2 - 6%
Prepayment rate	7 - 8%	8 - 16%
Loss severity	61 - 74%	47 - 52%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	March 31, 2013	December 31, 2012
Commercial loans:
C&I	$54,343	$54,048
Commercial real estate	4,261	4,127
Commercial construction	634	713
Total commercial loans	59,238	58,888
Residential loans:
Residential mortgages - guaranteed	3,930	4,252
Residential mortgages - nonguaranteed[1]	23,051	23,389
Home equity products	14,617	14,805
Residential construction	683	753
Total residential loans	42,281	43,199
Consumer loans:
Guaranteed student loans	5,275	5,357
Other direct	2,387	2,396
Indirect	11,009	10,998
Credit cards	614	632
Total consumer loans	19,285	19,383
LHFI	$120,804	$121,470
LHFS	$3,193	$3,399
1Includes $360 million and $379 million of loans carried at fair value at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 and 2012, the Company transferred $57 million and $429 million in LHFI to LHFS, and $12 million and $11 million in LHFS to LHFI, respectively. Additionally, during the three months ended March 31, 2013 and 2012, the Company sold $503 million and $239 million in loans and leases for a gain of $4 million and $13 million, respectively.

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2013 and December 31, 2012, 90% and 89%, respectively, of the guaranteed student loan portfolio was current with respect to payments. At March 31, 2013 and December 31, 2012, 82% and 83%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		Commercial real estate		Commercial construction
(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Credit rating:
Pass	$52,506	$52,292	$3,767	$3,564	$440	$506
Criticized accruing	1,632	1,562	435	497	169	173
Criticized nonaccruing	205	194	59	66	25	34
Total	$54,343	$54,048	$4,261	$4,127	$634	$713

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current FICO score range:
700 and above	$17,168	$17,410	$11,202	$11,339	$515	$561
620 - 699	3,848	3,850	2,291	2,297	113	123
Below 620[2]	2,035	2,129	1,124	1,169	55	69
Total	$23,051	$23,389	$14,617	$14,805	$683	$753

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Current FICO score range:
700 and above	$1,952	$1,980	$8,270	$8,300	$418	$435
620 - 699	368	350	2,084	2,038	153	152
Below 620[2]	67	66	655	660	43	45
Total	$2,387	$2,396	$11,009	$10,998	$614	$632
1Excludes $3.9 billion and $4.3 billion at March 31, 2013 and December 31, 2012, respectively, of guaranteed residential loans. At March 31, 2013 and December 31, 2012, the majority of these loans had FICO scores of 700 and above.
2For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3Excludes $5.3 billion and $5.4 billion at March 31, 2013 and December 31, 2012, respectively, of guaranteed student loans.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	March 31, 2013
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$54,026	$93	$19	$205	$54,343
Commercial real estate	4,193	8	1	59	4,261
Commercial construction	609	—	—	25	634
Total commercial loans	58,828	101	20	289	59,238
Residential loans:
Residential mortgages - guaranteed	3,218	39	673	—	3,930
Residential mortgages - nonguaranteed[1]	22,131	175	24	721	23,051
Home equity products	14,167	116	—	334	14,617
Residential construction	572	7	2	102	683
Total residential loans	40,088	337	699	1,157	42,281
Consumer loans:
Guaranteed student loans	4,738	442	95	—	5,275
Other direct	2,366	13	2	6	2,387
Indirect	10,951	42	1	15	11,009
Credit cards	602	6	6	—	614
Total consumer loans	18,657	503	104	21	19,285
Total LHFI	$117,573	$941	$823	$1,467	$120,804
1Includes $360 million of loans carried at fair value, the majority of which were accruing current.
2Nonaccruing loans past due 90 days or more totaled $883 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

	December 31, 2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$53,747	$81	$26	$194	$54,048
Commercial real estate	4,050	11	—	66	4,127
Commercial construction	679	—	—	34	713
Total commercial loans	58,476	92	26	294	58,888
Residential loans:
Residential mortgages - guaranteed	3,523	39	690	—	4,252
Residential mortgages - nonguaranteed[1]	22,401	192	21	775	23,389
Home equity products	14,314	149	1	341	14,805
Residential construction	625	15	1	112	753
Total residential loans	40,863	395	713	1,228	43,199
Consumer loans:
Guaranteed student loans	4,769	556	32	—	5,357
Other direct	2,372	15	3	6	2,396
Indirect	10,909	68	2	19	10,998
Credit cards	619	7	6	—	632
Total consumer loans	18,669	646	43	25	19,383
Total LHFI	$118,008	$1,133	$782	$1,547	$121,470
1Includes $379 million of loans carried at fair value, the majority of which were accruing current.
2Nonaccruing loans past due 90 days or more totaled $975 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

	March 31, 2013			December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$80	$37	$—	$59	$40	$—
Commercial real estate	9	9	—	6	5	—
Commercial construction	45	45	—	45	45	—
Total commercial loans	134	91	—	110	90	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	30	28	3	46	38	6
Commercial real estate	14	9	—	15	7	1
Commercial construction	6	5	—	5	3	—
Total commercial loans	50	42	3	66	48	7
Residential loans:
Residential mortgages - nonguaranteed	2,305	2,013	229	2,346	2,046	234
Home equity products	705	626	93	661	612	88
Residential construction	269	206	27	259	201	26
Total residential loans	3,279	2,845	349	3,266	2,859	348
Consumer loans:
Other direct	15	15	2	14	14	2
Indirect	59	59	3	46	46	2
Credit cards	19	19	4	21	21	5
Total consumer loans	93	93	9	81	81	9
Total impaired loans	$3,556	$3,071	$361	$3,523	$3,078	$364
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.4 billion of accruing TDRs, at amortized cost, at March 31, 2013 and December 31, 2012 of which 96% and 95% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10−K for the year ended December 31, 2012, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2013		2012
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$49	$—	$28	$—
Commercial real estate	9	—	42	—
Commercial construction	45	1	17	—
Total commercial loans	103	1	87	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	29	—	75	—
Commercial real estate	10	—	90	—
Commercial construction	5	—	84	1
Total commercial loans	44	—	249	1
Residential loans:
Residential mortgages - nonguaranteed	2,020	22	2,319	22
Home equity products	629	5	521	4
Residential construction	206	2	224	2
Total residential loans	2,855	29	3,064	28
Consumer loans:
Other direct	15	—	12	—
Indirect	60	1	—	—
Credit cards	20	—	27	1
Total consumer loans	95	1	39	1
Total impaired loans	$3,097	$31	$3,439	$30
1Of the interest income recognized during the three months ended March 31, 2013 and 2012, cash basis interest income was $4 million and $2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Nonperforming assets are shown in the following table:

(Dollars in millions)	March 31, 2013	December 31, 2012
Nonaccrual/NPLs:
Commercial loans:
C&I	$205	$194
Commercial real estate	59	66
Commercial construction	25	34
Residential loans:
Residential mortgages - nonguaranteed	721	775
Home equity products	334	341
Residential construction	102	112
Consumer loans:
Other direct	6	6
Indirect	15	19
Total nonaccrual/NPLs	1,467	1,547
OREO[1]	224	264
Other repossessed assets	8	9
Nonperforming LHFS	41	37
Total nonperforming assets	$1,740	$1,857
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $159 million and $140 million at March 31, 2013 and December 31, 2012, respectively.

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
At March 31, 2013 and December 31, 2012, the Company had $2 million and $1 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR during the three months ended March 31, 2013 and 2012, by type of modification, are shown in the following tables:

	Three Months Ended March 31, 2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	67	$—	$2	$35	$37
Commercial real estate	4	—	3	—	3
Residential loans:
Residential mortgages - nonguaranteed	276	—	25	17	42
Home equity products	683	—	19	18	37
Residential construction	113	—	12	1	13
Consumer loans:
Other direct	48	—	—	1	1
Indirect	903	—	—	17	17
Credit cards	231	—	1	—	1
Total TDRs	2,325	$—	$62	$89	$151
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2There was no principal forgiveness for Commercial, Residential, or Consumer loans during the three months ended March 31, 2013.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2013.

	Three Months Ended March 31, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	103	$—	$1	$12	$13
Commercial real estate	10	6	1	2	9
Commercial construction	7	1	—	1	2
Residential loans:
Residential mortgages - nonguaranteed	225	—	20	1	21
Home equity products	384	—	31	1	32
Residential construction	35	—	—	9	9
Consumer loans:
Other direct	12	—	—	—	—
Credit cards	502	—	3	—	3
Total TDRs	1,278	$7	$56	$26	$89
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness for the Commercial segment during the three months ended March 31, 2012, was less than $1 million. There was no principal forgiveness for Residential or Consumer loans during the three months ended March 31, 2012.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The preceding tables represent loans modified under the terms of a TDR during the three months ended March 31, 2013 and 2012; whereas, the following tables represent loans modified as a TDR over longer time periods; as specified in the tables below, that became 90 days or more delinquent during the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and March 31, 2013, including loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended March 31, 2013
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	23	$—
Commercial real estate	1	3
Commercial construction	1	—
Residential loans:
Residential mortgages	76	4
Home equity products	49	3
Residential construction	6	1
Consumer loans:
Other direct	7	—
Indirect	39	1
Credit cards	44	1
Total TDRs	246	$13

For the three months ended March 31, 2012, the table below represents defaults on loans that were first modified between the periods January 1, 2011 and March 31, 2012, including loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended March 31, 2012
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	11	$2
Commercial real estate	4	4
Commercial construction	3	2
Residential loans:
Residential mortgages	28	5
Home equity products	43	3
Residential construction	11	2
Consumer loans:
Other direct	2	—
Credit cards	78	1
Total TDRs	180	$19

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Notes to Consolidated Financial Statements (Unaudited), continued

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $748 million and $562 million at March 31, 2013 and December 31, 2012, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2013, the Company owned $42.3 billion in residential loans, representing 35% of total LHFI, and had $11.6 billion in commitments to extend credit on home equity lines and $8.7 billion in mortgage loan commitments. Of the residential loans owned at March 31, 2013, 9% were guaranteed by a federal agency or a GSE. At December 31, 2012, the Company owned $43.2 billion in residential loans, representing 36% of total LHFI, and had $11.7 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2012, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $12.9 billion and $13.3 billion of mortgage loans at March 31, 2013 and December 31, 2012, respectively, that included terms such as an interest only feature, a high LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $7.2 billion and $7.6 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.4 billion of those interest only loans at March 31, 2013, and $1.5 billion at December 31, 2012, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $5.7 billion of amortizing loans with no mortgage insurance at March 31, 2013 and December 31, 2012, comprised of first liens with combined original LTV ratios in excess of 80% and second liens.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below for the three months ended March 31:

(Dollars in millions)	2013	2012
Balance at beginning of period	$2,219	$2,505
Provision for loan losses	204	313
Provision for unfunded commitments	8	4
Loan charge-offs	(273)	(463)
Loan recoveries	47	41
Balance at end of period	$2,205	$2,400
Components:
ALLL	$2,152	$2,348
Unfunded commitments reserve[1]	53	52
Allowance for credit losses	$2,205	$2,400
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended March 31, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	64	112	28	204
Loan charge-offs	(60)	(178)	(35)	(273)
Loan recoveries	15	22	10	47
Balance at end of period	$921	$1,087	$144	$2,152

	Three Months Ended March 31, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	38	258	17	313
Loan charge-offs	(126)	(302)	(35)	(463)
Loan recoveries	25	5	11	41
Balance at end of period	$901	$1,315	$132	$2,348

As discussed in Note 1, “Significant Accounting Policies,” to the Company's Annual Report on Form 10−K for the year ended December 31, 2012, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	March 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$133	$3	$2,845	$349	$93	$9	$3,071	$361
Collectively evaluated	59,105	918	39,076	738	19,192	135	117,373	1,791
Total evaluated	59,238	921	41,921	1,087	19,285	144	120,444	2,152
LHFI at fair value	—	—	360	—	—	—	360	—
Total LHFI	$59,238	$921	$42,281	$1,087	$19,285	$144	$120,804	$2,152

	December 31, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$138	$7	$2,859	$348	$81	$9	$3,078	$364
Collectively evaluated	58,750	895	39,961	783	19,302	132	118,013	1,810
Total evaluated	58,888	902	42,820	1,131	19,383	141	121,091	2,174
LHFI at fair value	—	—	379	—	—	—	379	—
Total LHFI	$58,888	$902	$43,199	$1,131	$19,383	$141	$121,470	$2,174

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed during the third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first quarter of 2013 and did not observe any factors which caused the Company to believe that goodwill is more likely than not impaired. Accordingly, goodwill was not tested for impairment during the first quarter of 2013.

There were no changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2013. As discussed in Note 14, "Business Segment Reporting," the Company reorganized its segment reporting structure and goodwill reporting units during the first quarter of 2012 as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Balance, March 31, 2012	$—	$—	$—	$—	$3,930	$2,414	$6,344

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(3)	—	(3)	(6)
MSRs originated	—	110	—	110
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	90	—	90
Other changes in fair value [2]	—	(74)	—	(74)
Balance, March 31, 2013	$14	$1,025	$37	$1,076

Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(6)	—	(5)	(11)
MSRs originated	—	83	—	83
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	124	—	124
Other changes in fair value [2]	—	(57)	—	(57)
Sale of MSRs	—	(1)	—	(1)
Balance, March 31, 2012	$32	$1,070	$53	$1,155
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
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2013 and 2012, was $76 million

Notes to Consolidated Financial Statements (Unaudited), continued

and $84 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2013 and December 31, 2012, the total unpaid principal balance of mortgage loans serviced was $142.3 billion and $144.9 billion, respectively. Included in these amounts were $112.0 billion and $113.2 billion at March 31, 2013 and December 31, 2012, respectively, of loans serviced for third parties. During the three months ended March 31, 2013 and 2012, the Company sold MSRs, at a price approximating their fair value, on residential loans with an unpaid principal balance of $324 million and $570 million, respectively.

At the end of each quarter, the Company determines the fair value of the MSRs using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using market based prepayment rates, discount rates, and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the STM valuation committee review all significant assumptions quarterly since many factors can affect the fair value of MSRs. Changes to the valuation model inputs and assumptions are reflected in the periods' results.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at March 31, 2013 and December 31, 2012, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the increase in fair value during the three months ended March 31, 2013, was driven by an increase in prevailing interest rates during the three months ended March 31, 2013.

(Dollars in millions)	March 31, 2013	December 31, 2012
Fair value of retained MSRs	$1,025	$899
Prepayment rate assumption (annual)	14%	16%
Decline in fair value from 10% adverse change	$47	$50
Decline in fair value from 20% adverse change	90	95
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$44	$37
Decline in fair value from 20% adverse change	85	70
Weighted-average life (in years)	5.6	4.9
Weighted-average coupon	4.6%	4.8%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 10, “Derivative Financial Instruments,” for further information regarding these hedging activities.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 6 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities that are VIEs described below, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the three months ended March 31, 2013, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the quarter. These evaluations did not result in changes to previous consolidation conclusions.
When evaluating transfers and other transactions with VIEs for consolidation, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in the transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in the entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE.
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement and supplements Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $157 million and $224 million, including servicing rights, for the three months ended March 31, 2013 and 2012, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 10, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 11, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At March 31, 2013 and December 31, 2012, the fair value of securities received totaled $95 million and $98 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets at March 31, 2013 and December 31, 2012, of the unconsolidated trusts in which the Company has a VI are $422 million and $445 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties, which is discussed in Note 11, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees, as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets. See Note 12, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments. At March 31, 2013, the Company’s Consolidated Balance Sheets reflected $315 million of loans held by the CLO and $286 million of debt issued by the CLO. At December 31, 2012, the Company’s Consolidated Balance Sheets reflected $319 million of loans held by the CLO and $286 million of debt issued by the CLO. Although the Company consolidates the CLO, its creditors have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million at March 31, 2013 and December 31, 2012. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At March 31, 2013 and December 31, 2012, these VIEs had $1.7 billion and $1.8 billion, respectively, of estimated assets and $1.7 billion of estimated liabilities.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At March 31, 2013 and December 31, 2012, the Company’s Consolidated Balance Sheets reflected $374 million and $384 million, respectively, of assets held by the Student Loan entity and $370 million and $380 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company's maximum exposure to loss at March 31, 2013 and December 31, 2012, includes current senior interests held in trading securities, which have fair values of $61 million and $52 million, respectively.
As further discussed in Note 12, "Fair Value Election and Measurement," the Company valued these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The primary assumptions and inputs considered by the

Notes to Consolidated Financial Statements (Unaudited), continued

Company in valuing these retained interests include prepayment speeds, credit losses, and market yield. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 21 years on a weighted average basis. The expected market yield ranged from 8.5% to 11.0% at March 31, 2013, based on discussion with the dealer community with limited trade data adjusted for specific deal factors. At March 31, 2013, a 10% and 20% adverse change in the assumed market yield results in declines of approximately $5 million and $11 million, respectively, in the fair value of these securities. In evaluating the impact of credit losses, consideration was given to the underlying collateral of the VIEs, which is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. The Company estimates that if each of the VIEs in which the Company holds retained positions experienced two or three additional large deferrals or defaults of an underlying collateral obligation, the fair value of the retained securities would decline $7 million to $21 million, respectively.
At March 31, 2013 and December 31, 2012, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.1 billion and $1.2 billion, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the three months ended March 31, 2013 that changed the Company’s sale accounting conclusion.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Cash flows on interests held[1]:
Residential Mortgage Loans	$6	$7
CDO Securities	—	1
Total cash flows on interests held	$6	$8
Servicing or management fees[1]:
Residential Mortgage Loans	$1	$1
Commercial and Corporate Loans	2	2
Total servicing or management fees	$3	$3

1 The transfer activity is related to unconsolidated VIEs.

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans as of March 31, 2013 and December 31, 2012, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three months ended March 31, 2013 and 2012, are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012		Three Months Ended March 31

(Dollars in millions)							2013	2012
Type of loan:
Commercial	$59,238	$58,888	$309		$320		$45	$101
Residential	42,281	43,199	1,856		1,941		156	297
Consumer	19,285	19,383	125		68		25	24
Total loan portfolio	120,804	121,470	2,290		2,329		226	422
Managed securitized loans:
Commercial	1,731	1,767	29		23		—	—
Residential	104,240	104,877	1,936	[3]	2,186	[3]	8	7
Total managed loans	$226,775	$228,114	$4,255		$4,538		$234	$429
1Excludes $3.2 billion and $3.4 billion of LHFS at March 31, 2013 and December 31, 2012, respectively.
2Excludes $43 million and $38 million of past due LHFS at March 31, 2013 and December 31, 2012, respectively.
3Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities as further discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At March 31, 2013 and December 31, 2012, the Company had $1.8 billion and $1.9 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.8 billion and $1.9 billion at March 31, 2013 and December 31, 2012, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At March 31, 2013, the fair values of these TRS assets and liabilities were $55 million and $52 million, respectively, and at December 31, 2012, the fair values of these TRS assets and liabilities were $51 million and $46 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At March 31, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, were $3 million and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material as of March 31, 2013 and December 31, 2012. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three months ended March 31, 2013 and 2012, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. The limited partner interests had carrying values of $205 million and $186 million at March 31, 2013 and December 31, 2012, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $536 million and $505 million at March 31, 2013 and December 31, 2012, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $258 million and $236 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at March 31, 2013 and December 31, 2012, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the entities.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2013 and December 31, 2012, the Company's investment in these funds totaled $67 million and $63 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $121 million and $110 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At March 31, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $233 million and $239 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $98 million and $100 million, respectively.
During 2012, the Company decided to sell certain affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values to their estimated net realizable values. At March 31, 2013, market indicators remain consistent with these carrying values and marketing efforts continue with an expected disposition in 2013.
Registered and Unregistered Funds Advised by RidgeWorth
RidgeWorth, a registered investment advisor and majority owned subsidiary of the Company, serves as the investment advisor for various private placement, common and collective funds, and registered mutual funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are VIEs. In February 2010, the FASB issued guidance that defers the application of the existing VIE consolidation guidance for investment funds meeting certain criteria. All of the registered and unregistered Funds advised by RidgeWorth meet the scope exception criteria, thus, are not evaluated for consolidation under the guidance. Accordingly, the Company continues to apply the consolidation guidance in effect prior to the issuance of the existing guidance to interests in funds that qualify for the deferral.
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds at March 31, 2013 and December 31, 2012, were $354 million and $372 million, respectively.

NOTE 7 – NET INCOME PER COMMON SHARE
Equivalent shares of 22 million and 26 million related to common stock options and common stock warrants outstanding at March 31, 2013 and 2012, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2013 and 2012 are included below.

(In millions, except per share data)	2013	2012
Net income	$352	$250
Preferred dividends	(9)	(3)
Dividends and undistributed earnings allocated to unvested shares	(3)	(2)
Net income available to common shareholders	$340	$245
Average basic common shares	536	533
Effect of dilutive securities:
Stock options	1	1
Restricted stock	3	2
Average diluted common shares	540	536
Net income per average common share - diluted	$0.63	$0.46
Net income per average common share - basic	$0.64	$0.46

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 8 - INCOME TAXES
The provision for income taxes was $151 million and $69 million for the three months ended March 31, 2013 and 2012, respectively, representing effective tax rates of 30% and 22%, respectively. The Company calculated the provision for income taxes for the three months ended March 31, 2013, by applying the estimated annual effective tax rate to year-to-date pre-tax income. For the three months ended March 31, 2012, the provision for income taxes was calculated discretely based on actual year-to-date results. Interest and penalties related to tax matters are recorded as a component of the income tax provision.

NOTE 9 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTIs for eligible employees, which may be delivered through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for the AIP and LTI cash plans was $39 million and $36 million for the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. At March 31, 2013, 17 million shares were available for grant, including 9 million shares available to be issued as restricted stock. Stock options are granted at an exercise price that is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years and, upon exercise, shares are issued to employees from treasury stock.
The weighted average fair value of options granted during the three months ended March 31, 2013 and 2012 were $7.37 and $7.83 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the three months ended March 31:

	2013	2012
Dividend yield	1.28%	0.92%
Expected stock price volatility	30.98	40.41
Risk-free interest rate (weighted average)	1.02	1.07
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense during the three months ended March 31, was as follows:

(Dollars in millions)	2013	2012
Stock-based compensation expense:
Stock options	$3	$4
Restricted stock	7	7
RSUs	9	14
Total stock-based compensation expense	$19	$25

Notes to Consolidated Financial Statements (Unaudited), continued

The recognized stock-based compensation tax benefit was $8 million and $9 million for the three months ended March 31, 2013 and 2012, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the three months ended March 31, 2013. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7% for 2013.
Anticipated employer contributions/benefit payments for 2013 are $8 million for the SERP. During the three months ended March 31, 2013, the actual contributions/benefit payments were $1 million.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three months ended March 31, 2013. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2013 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5% for 2013.

Components of net periodic (benefit)/cost for the three months ended March 31, were as follows:

	2013		2012
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Interest cost	$28	$1	$29	$2
Expected return on plan assets	(46)	(1)	(43)	(2)
Recognized net actuarial loss	6	—	6	—
Net periodic benefit	($12)	$—	($8)	$—

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At March 31, 2013, net derivative asset positions were $1.6 billion, representing the $2.5 billion of derivative gains adjusted for collateral of $0.9 billion that the Company held in relation to these gain positions. At December 31, 2012, net derivative asset positions were $1.8 billion, representing $2.6 billion of derivative gains, adjusted for collateral of $0.8 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $34 million and $29 million at March 31, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.4 billion in fair value at March 31, 2013 and $1.3 billion at December 31, 2012, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At March 31, 2013, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $8 million in fair value liabilities as of March 31, 2013. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-, ATEs would be triggered in derivative liability contracts that had a total fair value of $4 million at March 31, 2013; ATEs do not exist at lower ratings levels. At March 31, 2013, $1.4 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $1.3 billion in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at March 31, 2013, of $5 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $9 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2013 and December 31, 2012. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2013 and December 31, 2012. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2013[1]
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [2]
Interest rate contracts hedging
Floating rate loans	Trading assets	$17,350	$720	Trading liabilities	$—	$—
Total		17,350	720		—	—
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000	62	Trading liabilities	—	—
Total		1,000	62		—	—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	10
MSRs	Other assets	3,330	89	Trading/Other liabilities	13,093	47
LHFS, IRLCs [5]	Other assets	5,767	10	Other liabilities	7,151	32
Trading activity [6]	Trading assets	80,747	4,966	Trading liabilities	85,887	4,732
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	32	2	Trading liabilities	—	—
Trading activity	Trading assets	2,309	65	Trading liabilities	2,094	63
Credit contracts covering:
Loans	Trading/Other assets	—	—	Other liabilities	477	8
Trading activity [7]	Trading assets	1,819	58	Trading liabilities	1,827	52
Equity contracts - Trading activity [6]	Trading assets	19,350	1,467	Trading liabilities	26,577	1,820
Other contracts:
IRLCs and other [8]	Trading/Other assets	6,508	99	Other liabilities	347	1
Commodities	Trading assets	239	30	Trading liabilities	239	30
Total		120,101	6,786		137,752	6,795
Total derivatives		$138,451	$7,568		$137,752	$6,795
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets at March 31, 2013, are presented in Note 12, "Fair Value Election and Measurement." In some situations, trading derivatives are offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities. As a result, the Company may reclass balances between trading assets or liabilities and other assets or other liabilities based on the predominant account.
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $1.3 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $19.4 billion and $1.8 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
7 Asset and liability amounts include $3 million and $4 million of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2012[1]
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [2]
Interest rate contracts hedging:
Floating rate loans	Trading assets	17,350	771	Trading liabilities	—	—
Total		17,350	771		—	—
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000	61	Trading liabilities	—	—
Total		1,000	61		—	—
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	10
MSRs	Other assets	6,185	150	Trading/Other liabilities	12,643	33
LHFS, IRLCs, LHFI-FV [5]	Other assets	2,333	6	Other liabilities	7,076	15
Trading activity [6]	Trading assets	81,930	6,044	Trading liabilities	86,037	5,777
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	—	—	Trading liabilities	34	—
Trading activity	Trading assets	2,451	66	Trading liabilities	2,326	63
Credit contracts covering:
Loans	Trading/Other assets	—	—	Other liabilities	445	8
Trading activity [7]	Trading assets	1,958	55	Trading liabilities	2,081	49
Equity contracts - Trading activity [6]	Trading assets	15,748	1,342	Trading liabilities	22,184	1,529
Other contracts:
IRLCs and other [8]	Trading/Other assets	6,783	132	Other liabilities	142	1
Commodities	Trading assets	255	29	Trading liabilities	255	29
Total		117,643	7,824		133,283	7,514
Total derivatives		$135,993	$8,656		$133,283	$7,514
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets as of December 31, 2011, are presented in Note 12, "Fair Value Election and Measurement."
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
7 Asset and liability amounts each include $3 million of notional from purchased and written interest rate swap risk participation agreements, respectively, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
8 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 11, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2013
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans[1]	$1	Interest and fees on loans	$87
1 During the three months ended March 31, 2013, the Company reclassified $27 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended March 31, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	($5)	$6	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended March 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
MSRs	Mortgage servicing related income	($56)
LHFS, IRLCs	Mortgage production related income	35
Trading activity	Trading income	8
Foreign exchange rate contracts covering:
Commercial loans	Trading income	2
Trading activity	Trading income	12
Credit contracts covering:
Loans	Other income	(1)
Trading activity	Trading income	5
Equity contracts - trading activity	Trading income	1
Other contracts:
IRLCs	Mortgage production related income	102
Total		$108

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012, are presented below:

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2012
(Dollars in millions)	Amount of gain/(loss) on Derivatives recognized in Income	Amount of gain/(loss) on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging Fixed rate debt[1]	($1)	$1	$—
Interest rate contracts hedging Securities AFS	1	(1)	—
Total	$—	$—	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended March 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
MSRs	Mortgage servicing related income	($73)
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(35)
Trading activity	Trading income	27
Foreign exchange rate contracts covering:
Commercial loans	Trading income	15
Trading activity	Trading income	3
Credit contracts covering:
Loans	Trading income	(3)
Trading activity	Trading income	6
Equity contracts - trading activity	Trading income	4
Other contracts:
IRLCs	Mortgage production related income	184
Total		$128

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At March 31, 2013 and December 31, 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at March 31, 2013 the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2013 and 2012, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2013 and December 31, 2012, the written CDS had remaining terms ranging from less than one year to three years. The maximum guarantees outstanding at March 31, 2013 and December 31, 2012, as measured by the gross notional amounts of written CDS, were $52 million. At March 31, 2013 and December 31, 2012, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $60 million and $175 million, respectively. The fair values of written CDS were $3 million and $1 million at March 31, 2013 and December 31, 2012, respectively, and the fair values of purchased CDS were $1 million and less than $1 million at March 31, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At March 31, 2013 and December 31, 2012, there were $1.8 billion and $1.9 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at March 31, 2013, were $55 million and $52 million, respectively, and related collateral held at March 31, 2013, was $266 million. The fair values of the TRS derivative assets and liabilities at December 31, 2012, were $51 million and $46 million, respectively, and related collateral held at December 31, 2012, was $282 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2013, the remaining terms on these risk participations generally ranged from less than one year to thirteen years with a weighted average on the maximum estimated exposure of 6.8 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $27 million and $20 million at March 31, 2013 and December 31, 2012, respectively. The fair values of the written risk participations were less than $1 million at March 31, 2013 and December 31, 2012. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2013, the maximum range of hedge maturities for hedges of floating rate loans was less than one year to four years, with the weighted average being 2.1 years. Ineffectiveness on these hedges was less than $1 million during the three months ended March 31, 2013 and 2012. At March 31, 2013, $380 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

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
The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. Economic hedging objectives are accomplished by entering into offsetting derivatives either on an individual basis or collectively on a macro basis and generally accomplish the Company’s goal of mitigating the targeted risk. To the extent that specific derivatives

Notes to Consolidated Financial Statements (Unaudited), continued

are associated with specific hedged items, the notional amounts, fair values, and gains/(losses) on the derivatives are illustrated in the tables in this footnote.

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

◦	The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs and mortgage LHFS.

•	The Company was exposed to foreign exchange rate risk associated with certain commercial loans.

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

NOTE 11 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. At March 31, 2013 and December 31, 2012, approximately $1.9 billion and $5.2 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts. No new mortgage loans have been reinsured since January 1, 2009 and the Company has entered into commutation agreements with various mortgage insurers to commute and terminate reinsurance agreements and trust agreements.
At March 31, 2013 and December 31, 2012, the total loss exposure ceded to the Company was approximately $97 million and $179 million, respectively. The maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $6 million at March 31, 2013 and December 31, 2012. Of these amounts, $3 million of losses have been reserved for at March 31, 2013 and December 31, 2012, reducing the Company’s net remaining loss exposure to $3 million at March 31, 2013 and December 31, 2012. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts and future premium income could be further curtailed to the extent the Company agrees to relinquish

Notes to Consolidated Financial Statements (Unaudited), continued

control of other individual trusts to the mortgage insurance companies. Premium income, which totaled $1 million and $5 million for the three months ended March 31, 2013 and 2012, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled $1 million and $6 million for the three months ended March 31, 2013 and 2012, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 17, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 10, “Derivative Financial Instruments.”

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

At March 31, 2013 and December 31, 2012, the maximum potential amount of the Company’s obligation was $3.9 billion and $4.0 billion, respectively, for financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 4, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at March 31, 2013 and December 31, 2012.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to March 31, 2013, which totaled $278.3 billion at the time of sale, consisting of $216.0 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $32.0 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at March 31, 2013, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
GSE[1]	$2.7	$3.2	$6.2	$5.9	$14.4	$9.1	$9.8	$19.3	$7.2	$77.8
Ginnie Mae[1]	0.5	0.3	0.4	1.6	3.8	2.9	2.4	4.2	1.0	17.1
Non-agency	3.6	5.2	3.7	—	—	—	—	—	—	12.5
Total	$6.8	$8.7	$10.3	$7.5	$18.2	$12.0	$12.2	$23.5	$8.2	$107.4
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences have historically been limited and the repurchase liability for loans sold to Ginnie Mae is immaterial. As discussed in Note 13, "Contingencies," during the second quarter of 2012, the Company was informed of the commencement of an investigation by the HUD regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $491 million during the three months ended March 31, 2013 and $1.7 billion, $1.7 billion, and $1.1 billion during the years ended December 31, 2012, 2011, and 2010, respectively, and on a cumulative basis since 2005 totaled $7.6 billion. The majority of these requests are from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $3 million during the three months ended March 31, 2013 and $22 million, $50 million, and $55 million, during the years ended December 31, 2012, 2011, and 2010, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.
The repurchase and make whole requests received have been primarily due to material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At March 31, 2013, the unpaid principal balance of loans related to unresolved requests previously received from investors was $559 million, comprised of $553 million from the GSEs and $6 million from non-agency investors. Comparable amounts at December 31, 2012, were $655 million, comprised of $639 million from the GSEs and $16 million from non-agency investors.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. During the third quarter of 2012, the Company received incremental information from the GSEs that coupled with the Company's experience related to full file requests and repurchase demands, enhanced the Company's ability to estimate future losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. As a result, the Company substantially increased the reserve during the third quarter of 2012. At March 31, 2013 and December 31, 2012, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $513 million and $632 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2013	2012
Balance at beginning of period	$632	$320
Repurchase provision	14	175
Charge-offs	(133)	(112)
Balance at end of period	$513	$383

During the three months ended March 31, 2013 and 2012, the Company repurchased or otherwise settled mortgages with original loan balances of $249 million and $194 million, respectively, related to investor demands. At March 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $295 million, comprised of $257 million LHFI and $38 million LHFS, respectively, of which $54 million LHFI and $38 million LHFS, were nonperforming. At December 31, 2012, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, totaled $240 million, comprised of $209 million LHFI and $31 million LHFS, respectively, of which $70 million LHFI and $31 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include collection and remittance of principal and interest, administration of escrow for taxes and insurance, advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, loss mitigation strategies including loan modifications, and foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $12 million at March 31, 2013 and December 31, 2012.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $30 million at March 31, 2013 and December 31, 2012. If required, these contingent payments will be payable within the next four years.

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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $4.1 billion of which has been paid out in Litigation settlements and another $4.4 billion which was paid into a settlement fund during 2012. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B

Notes to Consolidated Financial Statements (Unaudited), continued

shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at March 31, 2013 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account since 2009. Decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of less than $1 million and $22 million for the three months ended March 31, 2013 and 2012, respectively.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. As the Company is not anticipating additional amounts to be funded to the escrow account, the Company does not expect the conversion ratio to decrease below the 0.4206 ratio at March 31, 2013, and thus, is not expecting any additional payments to the Visa Counterparty, other than certain fixed charges included in the liability, which are payable until the final settlement occurs. The estimated fair value of the derivative liability was immaterial at March 31, 2013 and December 31, 2012, respectively.

Tax Credit Investments Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At March 31, 2013, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At March 31, 2013, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At March 31, 2013 and December 31, 2012, $2 million and $3 million, respectively, was accrued, representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

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
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of the asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Any model used to produce material financial reporting information is required to have a satisfactory independent review performed on an annual basis, or more frequently, when significant modifications to the functionality of the model are made. This review is performed by an internal group that separately reports to the Corporate Risk Function.

The Company has formal processes and controls in place to ensure the appropriateness of all fair value estimates. For fair values obtained from a third party or those that include certain trader estimates of fair value, there is an internal independent price validation function within the Finance organization that provides oversight for fair value estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company reviews pricing validation information from both a qualitative and quantitative perspective and determines whether pricing differences exceed acceptable thresholds. If the pricing differences exceed acceptable thresholds, then the Company reviews differences in valuation approaches used, which may include contacting a pricing service to gain further information on the valuation of a particular security or class of securities to determine the ultimate resolution of the pricing variance, which could include an adjustment to the price used for financial reporting purposes.

The Company classifies instruments as level 2 in the fair value hierarchy if it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach if the fair value estimates for level 3 securities AFS and trading assets and liabilities are internally developed, since the selection of unobservable inputs is subjective. This cross-functional approach includes input on assumptions not only from the related line of business, but also from risk management and finance. A consensus of the estimate of the instrument's fair value is reached after evaluating all available information pertaining to fair value. Inputs, assumptions, and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis. As the balances of level 3 securities has declined, the need for this cross-functional approach is now limited primarily to the remaining ARS instruments that are valued internally.
The classification of an instrument as level 3 involves judgment and is based on a variety of subjective factors. These factors are used in the assessment of whether a market is inactive, resulting in the application of significant unobservable assumptions in the valuation of a financial instrument. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the nature of the market participants, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. Inactive markets necessitate the use of additional judgment in valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive are based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and includes consideration of illiquidity in the current market environment.

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

		Fair Value Measurements at March 31, 2013 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$152	$152	$—	$—
Federal agency securities	646	—	646	—
U.S. states and political subdivisions	105	—	105	—
MBS - agency	324	—	324	—
CDO/CLO securities	64	—	3	61
ABS	5	—	—	5
Corporate and other debt securities	647	—	646	1
CP	296	—	296	—
Equity securities	100	100	—	—
Derivative contracts	2,486	105	2,381	—
Trading loans	2,200	—	2,200	—
Gross trading assets	7,025	357	6,601	67
Offsetting collateral [1]	(775)
Total trading assets	6,250
Securities AFS:
U.S. Treasury securities	820	820	—	—
Federal agency securities	2,285	—	2,285	—
U.S. states and political subdivisions	290	—	243	47
MBS - agency	19,255	—	19,255	—
MBS - private	202	—	—	202
ABS	156	—	133	23
Corporate and other debt securities	45	—	40	5
Other equity securities [2]	770	98	—	672
Total securities AFS	23,823	918	21,956	949
LHFS:
Residential loans	2,357	—	2,351	6
Corporate and other loans	315	—	315	—
Total LHFS	2,672	—	2,666	6
LHFI	360	—	—	360
MSRs	1,025	—	—	1,025
Other assets [3]	120	—	21	99
Liabilities
Trading liabilities:
U.S. Treasury securities	555	555	—	—
Corporate and other debt securities	256	—	256	—
Equity securities	6	6	—	—
Derivative contracts	1,805	—	1,805	—
Gross trading liabilities	2,622	561	2,061	—
Offsetting collateral [1]	(1,274)
Total trading liabilities	1,348
Brokered time deposits	810	—	810	—
Long-term debt	1,632	—	1,632	—
Other liabilities [3,4]	59	—	28	31
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets at March 31, 2013.
2 Includes $268 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $98 million in mutual fund investments, and $2 million of other equity securities.
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
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets at December 31, 2012.
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

(Dollars in millions)	Aggregate Fair Value at March 31, 2013	Aggregate Unpaid Principal Balance under FVO at March 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,200	$2,160	$40
LHFS	2,661	2,591	70
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	9	12	(3)
LHFI	344	357	(13)
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	14	23	(9)
Liabilities:
Brokered time deposits	810	803	7
Long-term debt	1,632	1,461	171
(Dollars in millions)	Aggregate Fair Value at December 31, 2012	Aggregate Unpaid Principal Balance under FVO at December 31, 2012	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,319	$2,285	$34
LHFS	3,237	3,109	128
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	3	12	(9)
LHFI	360	371	(11)
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	18	28	(10)
Liabilities:
Brokered time deposits	832	825	7
Long-term debt	1,622	1,462	160

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2013 and 2012, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income[1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$4	$—	$—	$4
LHFS	2	(21)	—	(19)
LHFI	—	(3)	—	(3)
MSRs	—	1	17	18
Liabilities:
Brokered time deposits	2	—	—	2
Long-term debt	(10)	—	—	(10)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2013, income related to MSRs includes $1 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2013, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income[1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$8	$—	$—	$8
LHFS	7	(17)	—	(10)
LHFI	—	(3)	—	(3)
MSRs	—	10	67	77
Liabilities:
Long-term debt	(4)	—	—	(4)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2012, income related to MSRs includes $10 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2012, exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at March 31, 2013, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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

CDO/CLO Securities
The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The auctions related to these securities continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continues to classify these as level 3 investments. The Company values these interests by constructing a pricing matrix based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. Based on dealer feedback on indicative pricing and expected yields, the matrix was revised during the first quarter of 2013. The price derived from the pricing matrix is adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. Under this modified approach, all CDO ARS were valued using a discounted cash flow to an expected yield approach at March 31, 2013. The primary assumptions and inputs considered by the Company in valuing these retained interests include prepayment speeds, credit losses, and the market yield. See the level 3 assumptions table in this note, as well as Note 6, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third party pricing with significant unobservable assumptions. Additionally, trading ARS are classified as level 2 due to observable market trades and bids for similar senior securities. These ARS consist of student loan ABS that are generally collateralized by FFELP student loans, the majority of which benefit from a maximum guarantee amount of 97%. During the three months ended March 31, 2013, the Company sold the remaining senior student loan ARS. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 primarily include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. See Note 10, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.

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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At March 31, 2013 and December 31, 2012, the Company had outstanding $1.8 billion and $1.9 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At March 31, 2013 and December 31, 2012, $373 million and $357 million, respectively, of loans related to the Company’s trading business were held in inventory.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during the three months ended March 31, 2013 and 2012 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended March 31, 2013, the Company recognized no change in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the three months ended March 31, 2012, the Company recognized losses in the Consolidated Statements of Income of $3 million due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the three months ended March 31, 2013 and 2012, the Company recognized in the Consolidated Statements of Income gains of $4 million and $7 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
During the three months ended March 31, 2013 and 2012, the Company transferred $135 million and $172 million, respectively, of IRLCs out of level 3 as the associated loans were closed.
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
Brokered time deposits
The Company has elected to measure certain CDs at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that may or may not be clearly and closely related to the host debt instrument. The Company elected to carry certain of these instruments at fair value to better align the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be carried at fair value.

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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. The Company recognized losses of $1 million and $6 million for the three months ended March 31, 2013 and 2012, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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

Notes to Consolidated Financial Statements (Unaudited), continued

value the debt was made to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $21 million and $9 million for the three months ended March 31, 2013 and 2012, respectively.
The Company also carries approximately $286 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle, and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company also elected to carry at fair value, as discussed herein under “Loans Held for Sale and Loans Held for Investment – Corporate and other LHFS.”
The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2013	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Trading assets:
CDO/CLO securities	$61	Matrix pricing	Estimated collateral losses	32-45% (40%)
			Market yield	9-11% (10%)
ABS	5	Matrix pricing	Indicative pricing	$45 ($45)
Corporate and other debt securities	1	Third party pricing	N/A
Securities AFS:
U.S. states and political subdivisions	47	Matrix pricing	Indicative pricing	$80-$115 ($96)
MBS - private	202	Third party pricing	N/A
ABS	23	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	672	Cost	N/A
Residential LHFS	6	Monte Carlo/Discounted cash flow	Option adjusted spread	175-625 bps (252 bps)
			Conditional prepayment rate	3-20 CPR (7 CPR)
			Conditional default rate	0-1 CDR (0.5 CDR)
LHFI	342	Monte Carlo/Discounted cash flow	Option adjusted spread	0-625 bps (255 bps)
			Conditional prepayment rate	1-30 CPR (15 CPR)
			Conditional default rate	0-12 CDR (3 CDR)
	18	Collateral based pricing	Appraised value	NM2
MSRs	1,025	Discounted cash flow	Conditional prepayment rate	6-26 CPR (14 CPR)
			Discount rate	8-28% (11%)
Other assets/(liabilities), net[3]	99	Internal model	Pull through rate	10-98% (70%)
			MSR value	10-243 bps (117 bps)
	(24)	Internal model	Loan production volume	0-150% (92%)
	(7)	Internal model	Revenue run rate	NM2
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

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2013	Included in earnings (held at March 31, 2013) [1]
Trading assets:
CDO/CLO securities	$52	$9		$—	$—	$—	$—	$—	$—	$—	$61	$9
ABS	5	—		—	—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—	—	—	—	—	—	—	1	—
Total trading assets	58	9	[2]	—	—	—	—	—	—	—	67	9	[2]
Securities AFS:
U.S. states and political subdivisions	46	—		2	—	(1)	—	—	—	—	47	—
MBS - private	209	—		2	—	—	(9)	—	—	—	202	—
ABS	21	(1)		3	—	—	—	—	—	—	23	(1)
Corporate and other debt securities	5	—		—	—	—	—	—	—	—	5	—
Other equity securities	633	—		—	45	—	(6)	—	—	—	672	—
Total securities AFS	914	(1)	[3]	7	45	(1)	(15)	—	—	—	949	(1)	[3]

Residential LHFS	8	—		—	—	(10)	—	(2)	11	(1)	6	—
LHFI	379	(5)	[4]	—	—	—	(16)	2	—	—	360	(4)	[4]
Other assets/(liabilities), net	101	102	[5]	—	—	—	—	(135)	—	—	68	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2013.
2 Amounts included in earnings are recognized in trading income.
3 Amounts included in earnings are recognized in net securities gains.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2012	Included in earnings (held at March 31, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$—		$—		$—	$—	$—	$—	$—	$—	$43	$—
ABS	5	—		—		—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	—
Securities AFS:
U.S. states and political subdivisions	58	—		(1)		—	—	—	—	—	—	57	—
MBS - private	221	(2)		9		—	—	(12)	—	—	—	216	(2)
ABS	16	—		1		—	—	—	—	—	—	17	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	741	—		—		90	—	—	—	—	—	831	—
Total securities AFS	1,041	(2)	[2]	9		90	—	(12)	—	—	—	1,126	(2)	[2]

Residential LHFS	1	—		—		—	—	—	4	3	(4)	4	(2)	[3]
LHFI	433	(4)	[4]	—		—	—	(12)	(6)	2	—	413	(2)	[4]
Other assets/(liabilities), net	62	179	[3]	—		—	—	22	(172)	—	—	91	—
Liabilities
Derivative contracts	(189)	1	[5]	(58)	[6]	—	—	—	—	—	—	(246)	1	[5]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at March 31, 2012.
2 Amounts included in earnings are generally recognized in net securities gains; however, any related hedge ineffectiveness is recognized in trading income.
3 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are recognized in trading income.
6 Amount recognized in OCI is the effective portion of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, respectively. The changes in fair value when comparing balances at March 31, 2013 to December 31, 2012, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs. The Company’s economic hedging activities for LHFS are deployed at the portfolio level.

(Dollars in millions)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Three Months Ended March 31, 2013
LHFS	$68	$—	$68	$—	$—
LHFI	5	—	—	5	—
OREO	224	—	214	10	(12)
Other Assets	32	—	32	—	(4)

(Dollars in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2012
LHFS	$65	$—	$65	$—	$—
LHFI	308	—	—	308	(79)
OREO	264	—	205	59	(48)
Affordable Housing	82	—	—	82	(96)
Other Assets	65	—	42	23	(13)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At March 31, 2013 and December 31, 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the three months ended March 31, 2013, the Company transferred $7 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $1 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during the three months ended March 31, 2013. In conjunction with the sale of these residential mortgage NPLs, the Company also sold an additional $17 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $3 million.
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
Loans Held for Investment
At March 31, 2013, LHFI consisted primarily of nonperforming commercial real estate loans for which specific reserves have been recognized. At December 31, 2012, LHFI consisted predominantly of residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if

Notes to Consolidated Financial Statements (Unaudited), continued

available. There were no gains/(losses) for the three months ended March 31, 2013 and 2012 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which current property-specific appraisals, broker pricing opinions, or other market information is available. Level 3 OREO consists of lots and land for which initial valuations are based on property-specific appraisals or internal valuations. Due to the lower dollar value per property and geographic dispersion of the portfolio, these properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 25% to 55% with a weighted average of 36%. The range of discount percentages applied to commercial properties was 15% to 45% with a weighted average of 35%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. No impairment charges were recognized during the three months ended March 31, 2013 and 2012.
Other Assets
Other assets consist of private equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. No impairment charges were recognized on private equity partnership investments during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recognized an immaterial amount of impairment charges on its private equity partnership investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended March 31, 2013 and 2012, the Company recognized impairment charges of $4 million and $1 million, respectively, on other repossessed assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. During the three months ended March 31, 2013, the Company recognized an immaterial amount of impairment charges on its various personal property under operating leases. During the three months ended March 31, 2012, the Company recognized impairment charges of $1 million attributable to the fair value of various personal property under operating leases.
Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. No impairment charges were recognized on land during the three months ended March 31, 2013 and 2012.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$5,962	$5,962	$5,962	$—	$—	(a)
Trading assets	6,250	6,250	357	5,826	67	(b)
Securities AFS	23,823	23,823	918	21,956	949	(b)
LHFS	3,193	3,200	—	3,114	86	(c)
LHFI, net	118,652	114,587	—	3,590	110,997	(d)
Financial liabilities:
Consumer and commercial deposits	$127,735	$127,861	$—	$127,861	$—	(e)
Brokered time deposits	2,080	2,100	—	2,100	—	(f)
Foreign deposits	100	100	—	100	—	(f)
Short-term borrowings	6,628	6,628	—	6,628	—	(f)
Long-term debt	9,331	9,434	—	8,881	553	(f)
Trading liabilities	1,348	1,348	561	787	—	(b)

	December 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—	(a)
Trading assets	6,049	6,049	394	5,597	58	(b)
Securities AFS	21,953	21,953	291	20,748	914	(b)
LHFS	3,399	3,399	—	3,375	24	(c)
LHFI, net	119,296	115,690	—	4,041	111,649	(d)
Financial liabilities:
Consumer and commercial deposits	$130,180	$130,449	$—	$130,449	$—	(e)
Brokered time deposits	2,136	2,164	—	2,164	—	(f)
Short-term borrowings	5,494	5,494	—	5,494	—	(f)
Long-term debt	9,357	9,413	—	8,829	584	(f)
Trading liabilities	1,161	1,161	591	570	—	(b)

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

(c)
LHFS are generally valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. Refer to the LHFS section within this footnote for further discussion of the LHFS carried at fair value. In instances for which significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(d)
LHFI fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant

Notes to Consolidated Financial Statements (Unaudited), continued

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
The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 101% on the loan portfolio’s net carrying value at March 31, 2013 and December 31, 2012, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at March 31, 2013 and December 31, 2012, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow measurement that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

(f)
Fair values for foreign deposits, certain brokered time deposits, short-term borrowings, and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For brokered time deposits and long-term debt that the Company carries at fair value, refer to the respective valuation sections within this footnote. For level 3 debt, the terms are unique in nature or there are otherwise no similar instruments than can be used to value the instrument without using significant unobservable assumptions. In this situation, we look at current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2013 and December 31, 2012, the Company had $44.3 billion and $42.7 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $56 million and $49 million at March 31, 2013 and December 31, 2012, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Netting of Financial Instruments
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the MRA and the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the Company's eligible financial assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,154	$—	$1,154	[1]	$1,147	$7
Derivatives:
Derivatives subject to master netting arrangement or similar arrangement	7,015	5,389	1,626		94	1,532
Derivatives not subject to master netting arrangement or similar arrangement	100	—	100		—	100
Exchange traded/cleared derivatives	453	348	105		—	105
Total derivative assets	7,568	5,737	1,831	[2]	94	1,737
Total financial assets	$8,722	$5,737	$2,985		$1,241	$1,744
Financial liabilities:
Securities sold under agreements to repurchase	$1,854	$—	$1,854	[1]	$1,854	$—
Derivatives:
Derivatives subject to master netting arrangement or similar arrangement	6,263	5,888	375		30	345
Derivatives not subject to master netting arrangement or similar arrangement	184	—	184		—	184
Exchange traded/cleared derivatives	348	348	—		—	—
Total derivative liabilities	6,795	6,236	559	[3]	30	529
Total financial liabilities	$8,649	$6,236	$2,413		$1,884	$529
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria at March 31, 2013.
2 At March 31, 2013, $1.7 billion, net of $775 million offsetting collateral, is recognized in trading assets and $120 million is recognized in other assets within the Company's Consolidated Balance Sheets.
3 At March 31, 2013, $531 million, net of $1.3 billion offsetting collateral, is recognized in trading liabilities and $28 million is recognized in other liabilities within the Company's Consolidated Balance Sheets.

	December 31, 2012
(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,072	$—	$1,072	[1,2]	$1,069	$3
Derivatives:
Derivatives subject to master netting arrangement or similar arrangement	8,041	6,273	1,768		94	1,674
Derivatives not subject to master netting arrangement or similar arrangement	132	—	132		—	132
Exchange traded/cleared derivatives	483	300	183		—	183
Total derivative assets	8,656	6,573	2,083	[3]	94	1,989
Total financial assets	$9,728	$6,573	$3,155		$1,163	$1,992
Financial liabilities:
Securities sold under agreements to repurchase	$1,574	$—	$1,574	[1]	$1,574	$—
Derivatives:
Derivatives subject to master netting arrangement or similar arrangement	7,051	6,802	249		37	212
Derivatives not subject to master netting arrangement or similar arrangement	163	—	163		—	163
Exchange traded/cleared derivatives	300	300	—		—	—
Total derivative liabilities	7,514	7,102	412	[4]	37	375
Total financial liabilities	$9,088	$7,102	$1,986		$1,611	$375
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria at December 31, 2012.
2 Excludes $29 million of Fed funds sold which are not subject to a master netting agreement at December 31, 2012.
3 At December 31, 2012, $1.9 billion, net of $730 million offsetting collateral, is recognized in trading assets and $178 million is recognized in other assets within the Company's Consolidated Balance Sheets.
4 At December 31, 2012, $397 million, net of $1.3 billion offsetting collateral, is recognized in trading liabilities and $15 million is recognized in other liabilities within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on novel or unsubstantiated legal theories, unsupported by the facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $350 million in excess of the reserve, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available at March 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in one of several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, refer to Note 11, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs two claims but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit affirmed the District Court's decision. Plaintiffs filed a motion for rehearing en banc; however, this motion has been denied.

Overdraft Fee Cases
The Company had been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts. The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-

Notes to Consolidated Financial Statements (Unaudited), continued

District Litigation Case No. 2036 on December 1, 2009. Plaintiffs asserted claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiffs sought restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court’s decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs filed a petition for rehearing or rehearing en banc, which was denied. Plaintiffs have filed a petition for a writ of certiorari to the U.S. Supreme Court, which also was denied. This matter is now closed.

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

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
STM filed suit in the Eastern District of Virginia in July 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment of denied mortgage insurance claims on second lien mortgages. STM's claims were in two counts. Count One involved a common reason for denial of claims by UGRIC for a group of loans. Count Two involved a group of loans with individualized reasons for the claim denials asserted by UGRIC. UGRIC counterclaimed for declaratory relief involving interpretation of the insurance policy involving certain caps on the amount of claims covered and whether STM was obligated to continue to pay premiums after any caps were met. The Court granted STM's motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. The Court stayed Count Two pending final resolution of Count One. On September 13, 2011, the Court awarded an additional $5 million to the Count One judgment for fees on certain issues. On UGRIC's counterclaim, the Court agreed that UGRIC's interpretation was correct regarding STM's continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches and, consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met.
On February 1, 2013, the Fourth Circuit Court of Appeals (i) upheld the judgment to STM of $45 million ($34 million in claims, $6 million in interest, and $5 million in additional fees); and (ii) vacated the ruling in STM's favor regarding the defense STM asserted to UGRIC's claim that STM owes continued premium after the limits of liability on the insurance are reached. On February 15, 2013, UGRIC filed a motion asking the U.S. Fourth Circuit Court of Appeals to re-hear its appeal. This request was denied on March 4, 2013. The case has returned to the District Court for further proceedings regarding STM's defense to UGRIC's claims for additional premiums.
Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and seek unspecified damages. All cases have now been

Notes to Consolidated Financial Statements (Unaudited), continued

transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the class claims against STRH and the other underwriter defendants. A settlement with the class plaintiffs was approved by the Court on December 15, 2011. The class notice and opt-out process is complete and the class settlement approval process has been completed. A number of individual lawsuits and smaller putative class actions remained pending following the class settlement. After motions to dismiss in some of these cases, a few individual actions or claims have survived and are in the discovery phase.

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

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank, and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and

Notes to Consolidated Financial Statements (Unaudited), continued

the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. During the fourth quarter of 2012, the Company engaged an independent third party consultant approved by the Federal Reserve to prepare a validation report with respect to compliance with the aspects of the Consent Order referenced above. The Company currently anticipates that the independent third party consultant will complete its review and report to the Federal Reserve in the first half of 2013. The Company also completed an internal review of STM's residential foreclosure processes, and as a result of the review, steps have been taken and continue to be taken, to improve upon those processes.
Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the Federal Reserve to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an agreement with the OCC and the Federal Reserve to end the independent foreclosure review process and accelerate remediation of loans included in the review. Consistent with this agreement, an Amendment to the Consent Order was entered on February 28, 2013. Pursuant to the Amendment, the Company made a cash payment of $63 million to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and committed $100 million to affect loss mitigation or other foreclosure prevention actions. Lump-sum payments to borrowers will be administered by an independent agent approved by the Federal Reserve. The amount of payment to a borrower was determined pursuant to a Financial Remediation Framework jointly established by the OCC and the Federal Reserve based on circumstances surrounding the foreclosure activity. The OCC and the Federal Reserve released Independent Foreclosure Review Payment Agreement Details on April 9, 2013 providing that lump-sum payments can range from $300 to $125,000. As a result of the agreement, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Redacted versions of the action plans and the Company's engagement letter with the independent foreclosure consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve's website and was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The February 28, 2013 Amendment to the Consent Order also is available on the Federal Reserve's website and is filed as Exhibit 10.1 to this Form 10-Q. As a result of the Federal Reserve's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims, which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims", includes the expected incremental costs, if any, of a civil money penalty relating to the Consent Order.

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
The Company Stock Class Action was originally filed in the U.S. District Court for the Southern District of Florida but was transferred to the U.S. District Court for the Northern District of Georgia, Atlanta Division, (the “District Court”) in November 2008.
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
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case.

Notes to Consolidated Financial Statements (Unaudited), continued

Mutual Funds Class Action
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company substituting two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust has filed a motion to dismiss in the new action and will defend itself in the appeal filed with the Eleventh Circuit.

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

False Claim Act Litigation
SunTrust Mortgage is a defendant in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia under the federal False Claims Act, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. This lawsuit originally was filed under seal, but the second amended complaint was unsealed by the District Court in October 2011. The plaintiffs, who allege that they are officers of a mortgage broker, allege that numerous mortgage originators, including SunTrust Mortgage, made false statements to the U.S. Department of Veterans Affairs to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans ("IRRRL") program. Plaintiffs allege that the mortgage originators charged fees in connection with these loans that were not permitted under the IRRRL program and made false statements to the VA to the effect that the loans complied with all applicable regulations or program requirements. According to Plaintiffs, by doing so, the originators caused the VA to pay, among other costs, amounts to honor the loan guarantees to which they were not entitled. Plaintiffs have sued on their own behalf and on behalf of the U.S., and seek, among other things, unspecified damages equal to the loss that SunTrust Mortgage allegedly caused the U.S. (trebled under the False Claims Act), statutory civil penalties of between $5,500 and $11,000 per violation, injunctive relief, and attorneys' fees. To date, the U.S. has not joined in the prosecution of this action. SunTrust Mortgage and other defendants have filed motions to dismiss. SunTrust Mortgage and the relators have reached an agreement to settle this dispute that is awaiting bankruptcy court approval.

HUD Investigation
On April 25, 2012, the Company was informed of the commencement of an investigation by the HUD OIG relating to STM's origination practices for FHA loans. Since that time, STM has provided documents and continues to fully cooperate with the investigation. During the first quarter of 2013, the HUD OIG together with the U.S. Department of Justice (collectively, the

Notes to Consolidated Financial Statements (Unaudited), continued

“Government”) advised STM of their preliminary investigation findings, including alleged violations of the False Claims Act. The Government and the Company are engaged in settlement discussions, but the Company disagrees with the analysis and methodology used to support the Government's allegations.

NOTE 14 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is evaluated by management. The following is a description of the segments and their composition.

The Consumer Banking and Private Wealth Management segment is made up of two primary businesses: Consumer Banking and Private Wealth Management.

•
Consumer Banking provides services to consumers through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, indirect auto, student lending, bank card, and other consumer loan and fee-based products. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

•
Private Wealth Management provides a full array of wealth management products and professional services to both individual and institutional clients including loans, deposits, brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the IIS business. Discount/online and full service brokerage products are offered to individual clients through STIS. Private Wealth Management also includes GenSpring, which provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain wealth across multiple generations.

The Wholesale Banking segment includes the following five businesses:

•
CIB delivers comprehensive capital markets, corporate and investment banking solutions, including advisory, capital raising, and financial risk management, to clients in the Wholesale Banking and Private Wealth Management segment. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $100 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance.

•
Commercial & Business Banking offers an array of traditional banking products and investment banking services as needed by clients in the commercial, dealer services (financing dealer floor plan inventories), not-for-profit and government, and small business sectors.

•
Commercial Real Estate provides financial solutions for commercial real estate developers and investors, including construction, mini-perm, and permanent real estate financing, as well as tailored financing and equity investment solutions for community development and affordable housing projects delivered through SunTrust Community Capital. Equipment lease financing solutions (through SunTrust Equipment Finance & Leasing), as well as corporate insurance premium financing (through Premium Assignment Corporation), are also managed within this line of business.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Corporate Other includes management of the Company's investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group, Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Communications, Procurement, and Executive Management.
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

•
Provision/(benefit) for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

The segment’s financial performance is comprised of direct financial results, as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the segment’s financial performance. The internal allocations include the following:

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$44,556	$66,226	$33,185	$26,272	$1,569	$171,808
Average total liabilities	78,752	53,842	4,337	13,888	(128)	150,691
Average total equity	—	—	—	—	21,117	21,117

Statements of Income/(loss):
Net interest income	$602	$433	$127	$85	($26)	$1,221
FTE adjustment	—	29	—	1	—	30
Net interest income - FTE [1]	602	462	127	86	(26)	1,251
Provision for credit losses [2]	99	37	90	—	(14)	212
Net interest income/(loss) after provision for credit losses	503	425	37	86	(12)	1,039
Total noninterest income	326	337	198	4	(2)	863
Total noninterest expense	674	426	271	(6)	(2)	1,363
Income/(loss) before provision/(benefit) for income taxes	155	336	(36)	96	(12)	539
Provision/(benefit) for income taxes [3]	57	104	(15)	30	5	181
Net income/(loss) including income attributable to noncontrolling interest	98	232	(21)	66	(17)	358
Net income attributable to noncontrolling interest	—	4	—	2	—	6
Net income/(loss)	$98	$228	($21)	$64	($17)	$352

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$46,285	$63,599	$35,235	$30,830	$906	$176,855
Average total liabilities	77,736	55,097	3,828	20,408	(470)	156,599
Average total equity	—	—	—	—	20,256	20,256

Statements of Income/(loss):
Net interest income	$634	$424	$126	$126	$1	$1,311
FTE adjustment	—	29	—	1	1	31
Net interest income - FTE [1]	634	453	126	127	2	1,342
Provision for credit losses [2]	155	101	166	—	(105)	317
Net interest income/(loss) after provision for credit losses	479	352	(40)	127	107	1,025
Total noninterest income	339	363	157	20	(3)	876
Total noninterest expense	731	487	333	(7)	(3)	1,541
Income/(loss) before provision/(benefit) for income taxes	87	228	(216)	154	107	360
Provision/(benefit) for income taxes [3]	32	62	(86)	49	43	100
Net income/(loss) including income attributable to noncontrolling interest	55	166	(130)	105	64	260
Net income attributable to noncontrolling interest	—	8	—	2	—	10
Net income/(loss)	$55	$158	($130)	$103	$64	$250
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
AOCI was calculated as follows for the three months ended March 31, 2013:

(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, January 1, 2013	$506	($197)	$309
Unrealized losses on AFS securities:
Unrealized net losses	(113)	41	(72)
Less: reclassification adjustment for realized gains	(2)	1	(1)
Unrealized losses on cash flow hedges:
Unrealized net gains	1	(1)	—
Less: reclassification adjustment for realized gains	(114)	43	(71)
Change related to employee benefit plans	32	(12)	20
AOCI, March 31, 2013	$310	($125)	$185

The reclassification from AOCI consisted of the following for the three months ended March 31, 2013:

(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
Realized gains on AFS securities:
	($2)	Net securities gains
	1	Provision for income taxes
($1)
Gains on cash flow hedges:
	($114)	Interest and fees on loans
	43	Provision for income taxes
($71)
Change related to employee benefit plans:
Amortization of actuarial losses	$6	Employee benefits
	26	Other assets/other liabilities [1]
32
	(12)	Provision for income taxes
$20
1This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in the Company's Annual Report on Form 10−K for the year ended December 31, 2012).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding (i) future levels of net interest margin, net interest income, net charge-offs and the trend in net charge-offs, investment banking income, marketing and other volume-related costs, noninterest expense, expected income from interest rate swaps, mortgage repurchase demands and the mortgage repurchase reserve and related provision expense, employee benefits expense, other real estate expense, the early stage delinquency ratio, RWAs and capital ratios, mortgage production income, provision expense, the ALLL, and NPLs; (ii) our belief that the reserve for unfunded commitments increased primarily due to a single facility that is expected to fund and charge-off in the second quarter of 2013; (iii) the impact to net income available to common shareholders due to lower provisions as credit quality continues to improve; and (iv) our expectations regarding Federal Reserve treatment, and the timing of such treatment, of our hybrid capital elements as no longer constituting Tier 1 capital, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: our framework for managing risks may not be effective in mitigating risk and loss to us; as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may face certain risks as a servicer of loans, or also may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; as a financial services company, changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; changes which are being considered in the method for determining LIBOR may affect the value of debt securities and other financial obligations held or issued by

SunTrust that are linked to LIBOR, or may affect the Company's financial condition or results of operations; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even from inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).
We are one of the nation’s largest commercial banking organizations and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services.
The following analysis of our financial performance for the three months ended March 31, 2013 should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the March 31, 2013 presentation. In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1, Selected Quarterly Financial Data.

EXECUTIVE OVERVIEW
Economic and regulatory
The first quarter of 2013 included moderate economic growth, improved labor market conditions and household spending, and further strengthening of many housing markets in which we operate. Household spending increased moderately, particularly related to spending on automobiles, durable goods, and housing, as the cost of financing these purchases remained at low levels. Compared to year end, the housing market demonstrated an increase in prices, favorable shifts in supply and demand, and some encouraging signs from certain homebuilding activity. However, uncertainty remained about the strength of economic growth amidst more restrictive fiscal policy and a continued elevated unemployment rate that ended the quarter at 7.6%. Consequently, consumer confidence decreased moderately during the quarter to the lowest level in the past 15 months. Consumer confidence also continued to be impacted by a sluggish economic recovery in the U.S., while concerns also remained over the economic health of the European Union and reports of slowing growth in other emerging economies. While some actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty about the sustained financial health of certain European countries continued to exist during the first quarter as new uncertainties arose.
During the first quarter of 2013, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of employing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to its portfolio during the year. The Federal Reserve outlook includes moderate economic growth, a gradual decline in unemployment, and the expectation of stable longer-term inflation. These monetary policy actions may result in a persistent low interest rate environment that may adversely affect the interest income we earn on loans and investments.
Capital
During the first quarter, the Company announced capital plans in conjunction with the 2013 CCAR process and completion of the Federal Reserve's review of the Company's capital plan. The Company plans to repurchase up to $200 million of the Company's outstanding common stock beginning in the second quarter of 2013 through the first quarter of 2014. Additionally, the Board approved an increase to the quarterly common stock dividend, effective in the second quarter, to $0.10 per common share from the current $0.05 per common share, and maintaining dividend payments on the Company's preferred stock.

Our capital remained strong at March 31, 2013, as earnings drove a $344 million increase in our Tier 1 common equity, and our Tier 1 common equity ratio improved to 10.13% compared to 10.04% at December 31, 2012. Our Tier 1 capital and total capital ratios were 11.20% and 13.45%, respectively, compared to 11.13% and 13.48%, respectively, at December 31, 2012. Overall, our capital remains well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk Management” sections of this MD&A.
No further information has been published related to the Federal Reserve and other U.S. banking regulators' NPR issued during 2012 related to capital adequacy rules to implement the BCBS's Basel III framework for financial institutions in the U.S. As currently proposed, we believe that our RWA would increase primarily due to increased risk-weightings for residential mortgages, home equity loans, and commercial real estate, resulting in a decline in our capital ratios. Under the proposed rules, we estimate our current Basel III Tier 1 common ratio, on a fully phased-in basis, would be approximately 8.2%, which would be in compliance with the proposed requirements. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio. We continue to dedicate the appropriate resources to the implementation of this and other regulatory rules as they become finalized and effective. See additional discussion in the "Capital Resources" section of this MD&A.

Financial performance
Continued credit quality improvement and a significant decrease in expenses drove improvement in our earnings during the first quarter of 2013 compared to the prior year. Net income available to common shareholders during the first quarter of 2013 was $340 million, or $0.63 per average diluted common share, compared to $245 million, or $0.46 per average diluted common share for the first quarter of 2012. Total revenue declined moderately as a result of the continued challenging interest rate environment, but offsetting the decline was a 33% decline in provision for credit losses and 12% decline in noninterest expenses. The decrease in the provision for credit losses was attributable to improved credit quality while the decrease in noninterest expenses, to their lowest level in three years, was driven by the abatement of cyclically high credit-related costs and our ongoing efficiency efforts. As credit quality continues to improve, the impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods. During the first quarter, our efficiency and tangible efficiency ratios were 64%, an improvement of approximately 500 basis points compared to the first quarter of 2012. Lower revenues were driven by a 7% decrease in net interest income as lower rates earned on interest earning assets outpaced lower rates paid on interest bearing liabilities, causing a decline of 16 basis points in our net interest margin. We expect continued net interest margin compression during the second quarter of 2013 due to the continued low interest rate environment, as well as a decrease in commercial loan swap income due to scheduled swap maturities.
Our asset quality metrics continued to improve during the first quarter of 2013, as NPLs and NPAs both declined and annualized net charge-offs compared to average loans fell to a five year low. Total NPLs continued the downward trend with a decline of 5% from December 31, 2012, driven by reduced inflows into nonaccrual and continuing resolution of problem loans. Declines in NPLs were experienced in all categories, with the largest declines coming from the residential portfolio. OREO declined 15% compared to year end, totaling less than 0.1% of total assets at March 31, 2013, which was the result of continued disposition of properties, coupled with a moderation of inflows. Our restructured loan portfolio remained relatively flat compared to December 31, 2012, and the accruing restructured portfolio continued to exhibit strong payment performance with 96% current on principal and interest payments at March 31, 2013. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first quarter, both in total and when excluding government-guaranteed loan delinquencies. This improvement was a result of our ongoing efforts to reduce risk in the portfolio as evidenced by declines in certain higher-risk loans.
At March 31, 2013, the ALLL ratio was 1.79% of total loans, a decline of one basis point compared to December 31, 2012. The provision for loan losses decreased 35% and net charge-offs decreased 46% during the first quarter of 2013 compared to the first quarter of 2012, both as a result of improved credit quality. Annualized net charge-offs to total average loans was 0.76%, driven by decreases in residential mortgages, home equity, and commercial real estate charge-offs. In the second quarter, we expect net charge-offs will remain relatively stable compared to the first quarter. Further, future improvements in our overall asset quality will likely be driven by residential loans, as the commercial and consumer portfolios are already at or near normalized levels. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans decreased by less than 1% during the first quarter of 2013 compared to the fourth quarter of 2012, as a result of declines across most categories, predominantly offset by a 2% increase in C&I loans. The decrease during the quarter was primarily driven by the fourth quarter of 2012 sales of guaranteed student and mortgage loans, while the increase in C&I loans was due to increases late in the fourth quarter of 2012 and ongoing growth of the portfolio during the current quarter. Compared to the first quarter of 2012, average loans decreased 1% primarily related to the aforementioned loan sales in 2012 and decreases in home equity and commercial real estate loans. Partially offsetting the decreases in these loans was an increase of 9% in C&I loans and increases in indirect consumer loans and nonguaranteed mortgage loans. The percentage of our loan portfolio that is government-guaranteed remains at 8%.
We remain committed to providing financing and fulfilling the credit needs in the communities that we serve and are focused on extending credit to qualified borrowers. To that end, during the first quarter of 2013, we extended approximately $23 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients, an increase of 8% from the first quarter of 2012.
Average consumer and commercial deposits were relatively flat during the first quarter as a largely seasonal decline in noninterest- bearing DDAs was predominantly offset by an increase in interest bearing transaction, money market, and savings accounts. Further, time deposits continued their decline with a 4% decrease in average balances from the prior quarter. Compared to the first quarter of 2012, average consumer and commercial deposits increased 1% due to the shift from higher cost to lower cost deposits, led by an increase of 8% in noninterest-bearing DDAs and 4% in interest bearing transaction accounts. Partially offsetting these increases was a decline in higher cost time deposits of 18%. During the current quarter, our liquidity was further enhanced as average consumer and commercial deposits remained at near record levels while we further reduced our wholesale and short-term borrowings. Specifically, during the quarter we reduced our higher-cost wholesale funding sources, primarily long-term debt, on average, by 11%. Additionally, we reduced our average short-term borrowings by 26%. Average long-term debt and short term borrowings were also down 18% and 59%, respectively, compared to the first quarter of 2012. See additional discussions in the "Net Interest Income/Margin" and "Borrowings" sections of this MD&A.
Total revenue, on an FTE basis, decreased 5% compared to the first quarter of 2012, driven by lower net interest income as a result of the continued low interest rate environment. Net interest income, on an FTE basis, decreased 7% compared to the first quarter of 2012, primarily as a result of lower loan yields that were caused by the low interest rate environment and a decrease in our commercial loan swap-related income. Additionally, a 60 basis point decline in yields on AFS securities contributed to the decrease in net interest income, as a result of the lower interest rate environment and the foregone dividend income on shares of Coke common stock that we sold in the third quarter of 2012. Partially offsetting these declines in asset yields was a decrease in rates paid on interest-bearing liabilities due to the consumer shift to lower cost deposit products from higher cost products and a significant decline in our long-term debt expense. Our net interest margin was 3.33% for the first quarter of 2013, compared to 3.49% for the first quarter of 2012. The decline in margin was due to the same factors as noted in the decline in net interest income. Noninterest income decreased 1% compared to the first quarter of 2012, driven by reductions in mortgage servicing related income, securities gains, and trading income, largely offset by a lower mortgage repurchase provision. Mortgage servicing related income decreased 53% as a result of lower servicing fees as the servicing portfolio declined 8% and also due to less favorable net hedge performance. The mortgage repurchase provision decreased $161 million compared to the first quarter of 2012 as a result of our third quarter of 2012 increase to the mortgage repurchase reserve to a level that reflects estimated losses of remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales.
Noninterest expense decreased 12% compared to the first quarter of 2012. The driver of the decrease was an approximate 55% reduction in credit-related expenses and operating losses. Also contributing to the decrease was employee compensation, severance expense, and legal and consulting expenses. Decreases in OREO expense drove the decline in credit-related expense, and the elimination of certain expenses associated with the Independent Foreclosure Review drove the decline in legal and consulting expense. Employee compensation decreased 5% largely attributable to the reduction in full-time equivalent employees, as well as due to lower incentive compensation.
Compared to the fourth quarter of 2012, earnings before income taxes increased $86 million, driven by decreases in expenses and provision for credit losses that more than offset lower revenue. A primary driver for the decline in revenue was the $82 million decrease in mortgage production income, predominantly all of which was the result of lower gain on sale margins. Partially offsetting the decrease in gain on sale margins was an increase of $6 million in origination fees, driven by an 11% increase in production volume. Also impacting the decline in revenue during the quarter was the $44 million decrease in investment banking income. The decrease was driven by record fourth quarter investment banking income as certain transactions that were originally planned for the current quarter were accelerated into the fourth quarter as a result of the fiscal cliff uncertainty at that time. Investment banking income is also typically seasonally low during the first quarter compared to the rest of the year, so given the strength of our CIB business, we expect an increase in investment banking income during the second quarter of 2013 from the level seen this quarter. The decline of $147 million, or 10%, in expenses during the quarter was significant and was driven by the ongoing abatement of cyclically high credit-related costs. However, marketing and certain other volume-related costs are expected to increase in the second quarter from the current quarter levels. As a result, we expect to see a modest increase in noninterest expense in the second quarter, while remaining well below the levels at which we were operating during 2012. The expense decrease during the quarter resulted in an approximate 150 basis point improvement in our efficiency and tangible efficiency ratios. See additional discussion of our financial performance in this MD&A.
Line of Business Highlights

Net income increased and the efficiency ratio improved during the first quarter of 2013 in Consumer Banking and Private Wealth Management compared to the first quarter of 2012. Reductions in expenses and provision for credit losses offset lower revenue to drive the 78% increase in net income over the prior year. The improvement in credit quality, most notably in our home equity portfolio, drove the decrease in the provision for credit losses. The reduction in expenses was driven by changes to our staffing model and retail branch network as a result of clients increasingly utilizing self-service channels. The decrease in expenses drove the 252 and 167 basis point improvements in our efficiency and tangible efficiency ratios, respectively, compared to the first quarter of 2012.

Wholesale Banking continued the momentum from 2012 with another quarter of strong results compared to the first quarter of 2012, with decreases in the provision for credit losses and noninterest expense helping to offset slightly lower revenue as modest growth in net interest income was offset by decreases in noninterest income driven by lower trading revenue. Continued credit improvement in our CRE portfolio drove the 63% decrease in the provision for credit losses. Noninterest expenses decreased 13% compared to the prior year, driving the 642 and 594 basis point improvements in the efficiency and tangible efficiency ratios, respectively, that remained below 60%.

Mortgage Banking results improved significantly compared to the first quarter of 2012, primarily due to the decreases in provision for credit losses, mortgage repurchase provision, and noninterest expenses. These decreases were a result of improved credit quality and a continued improvement in the operating environment. The expense decreases helped to mitigate the lower gain on sale margins in the current quarter compared to the high levels realized in 2012. Despite the lower margins, revenue on new originations was strong as mortgage production volume was at its highest level since the third quarter of 2009 and increased 15% compared to the first quarter of 2012, led by an increase of 22% in refinance activity.

Additional information related to performance of our segments during the quarter can be found in Note 14, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first quarter of March 31, 2013 and 2012, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA		Table 1
	Three Months Ended March 31
(Dollars in millions, except per share data)	2013	2012
Summary of Operations:
Interest income	$1,359	$1,534
Interest expense	138	223
Net interest income	1,221	1,311
Provision for credit losses	212	317
Net interest income after provision for credit losses	1,009	994
Noninterest income	863	876
Noninterest expense	1,363	1,541
Income before provision for income taxes	509	329
Provision for income taxes	151	69
Net income attributable to noncontrolling interest	6	10
Net income	$352	$250
Net income available to common shareholders	$340	$245

Net interest income - FTE	$1,251	$1,342
Total revenue - FTE	2,114	2,218
Total revenue - FTE, excluding net securities gains [1]	2,112	2,200
Net income per average common share:
Diluted	0.63	0.46
Basic	0.64	0.46
Dividends paid per average common share	0.05	0.05
Book value per common share	37.89	37.11
Tangible book value per common share [2]	26.33	25.49
Selected Average Balances
Total assets	$171,808	$176,855
Earning assets	152,471	154,623
Loans	120,882	122,542
Consumer and commercial deposits	127,655	125,843
Brokered time and foreign deposits	2,170	2,274
Total shareholders’ equity	21,117	20,256
Average common shares - diluted (thousands)	539,862	536,407
Average common shares - basic (thousands)	535,680	533,100
Financial Ratios (Annualized)
ROA	0.83%	0.57%
ROE	6.77	4.94
Net interest margin - FTE	3.33	3.49
Efficiency ratio [3]	64.46	69.50
Tangible efficiency ratio [4]	64.17	69.02
Total average shareholders’ equity to total average assets	12.29	11.45
Tangible equity to tangible assets [5]	9.00	8.14
Capital Adequacy
Tier 1 common equity	10.13%	9.33%
Tier 1 capital	11.20	11.00
Total capital	13.45	13.73
Tier 1 leverage	9.26	8.77

SELECTED QUARTERLY FINANCIAL DATA, continued
(Dollars in millions, except per share data)	Three Months Ended March 31
	2013	2012
Reconcilement of Non-U.S. GAAP Measures
Net interest income	$1,221	$1,311
FTE adjustment	30	31
Net interest income - FTE	1,251	1,342
Noninterest income	863	876
Total revenue - FTE	2,114	2,218
Securities gains, net	(2)	(18)
Total revenue - FTE excluding securities gains, net [1]	$2,112	$2,200

Efficiency ratio [3]	64.46%	69.50%
Impact of excluding amortization of intangible assets other than MSRs	(0.29)	(0.48)
Tangible efficiency ratio [4]	64.17%	69.02%
Total shareholders’ equity	$21,194	$20,241
Goodwill, net of deferred taxes of $169 and $164, respectively	(6,200)	(6,180)
Other intangible assets, net of deferred taxes of $5 and $13, respectively, and MSRs	(1,071)	(1,142)
MSRs	1,025	1,070
Tangible equity	14,948	13,989
Preferred stock	(725)	(275)
Tangible common equity	$14,223	$13,714
Total assets	$172,435	$178,226
Goodwill	(6,369)	(6,344)
Other intangible assets including MSRs	(1,076)	(1,155)
MSRs	1,025	1,070
Tangible assets	$166,015	$171,797
Tangible equity to tangible assets [5]	9.00%	8.14%
Tangible book value per common share [2]	$26.33	$25.49

Total loans	$120,804	$122,691
Government guaranteed loans	(9,205)	(13,633)
Loans held at fair value	(360)	(413)
Total loans, excluding government guaranteed and fair value loans	$111,239	$108,645
Allowance to total loans, excluding government guaranteed and fair value loans [6]	1.93%	2.16%

(Dollars in billions)	March 31, 2013	December 31, 2012
Reconciliation of Tier 1 Common Equity Ratio
Tier 1 Common Equity - Basel I	$13.9	$13.5
Adjustments from Basel I to Proposed Basel III [7]	(0.3)	(0.2)
Tier 1 Common Equity - Proposed Basel III [8]	13.6	13.3

RWA - Basel I	136.7	134.5
Adjustments from Basel I to Proposed Basel III [9]	29.2	26.2
RWA - Proposed Basel III	165.9	160.7
Tier 1 Common Equity Ratio:
Basel I	10.1%	10.0%
Proposed Basel III [8]	8.2	8.2
1We present total revenue- FTE excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
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
3Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
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
7Primarily relates to the impacts of unrealized securities AFS gains, certain disallowed DTAs, and accrued pension liabilities recognized in AOCI.
8The proposed Basel III calculations of Tier 1 common equity, RWA, and the Tier 1 common equity ratio are based upon our interpretation of the notice of proposed rule making issued by the Federal Reserve in June 2012. The final Basel III ruling by the Federal Reserve is subject to potential changes from the proposed rulemaking, as is our interpretation of the rules.
9The largest differences between the RWA as calculated under Basel I and the Basel III proposal relate to the risk-weightings for mortgage, home equity, and commercial real estate loans.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	March 31, 2013			March 31, 2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
C&I - FTE [2]	$53,763	$556	4.20%	$49,542	$599	4.86%	$4,221	(0.66)
Commercial real estate	4,092	35	3.50	4,737	44	3.72	(645)	(0.22)
Commercial construction	663	6	3.75	921	9	3.89	(258)	(0.14)
Residential mortgages - guaranteed	4,079	27	2.62	6,478	53	3.25	(2,399)	(0.63)
Residential mortgages - nonguaranteed	22,386	238	4.25	21,946	259	4.71	440	(0.46)
Home equity products	14,363	129	3.64	15,283	141	3.70	(920)	(0.06)
Residential construction	615	7	4.61	738	9	5.13	(123)	(0.52)
Guaranteed student loans	5,397	52	3.92	7,308	71	3.93	(1,911)	(0.01)
Other direct	2,398	26	4.43	2,100	23	4.45	298	(0.02)
Indirect	10,996	96	3.53	10,112	100	3.99	884	(0.46)
Credit cards	617	15	9.52	545	14	10.59	72	(1.07)
Nonaccrual[3]	1,513	11	2.91	2,832	7	1.05	(1,319)	1.86
Total loans	120,882	1,198	4.02	122,542	1,329	4.36	(1,660)	(0.34)
Securities available for sale:
Taxable	22,209	140	2.53	24,250	190	3.14	(2,041)	(0.61)
Tax-exempt - FTE[2]	294	4	5.22	420	6	5.41	(126)	(0.19)
Total securities available for sale - FTE	22,503	144	2.57	24,670	196	3.17	(2,167)	(0.60)
Federal funds sold and securities borrowed or purchased under agreements to resell	1,092	—	0.04	731	—	0.03	361	0.01
LHFS	3,752	31	3.29	2,649	25	3.70	1,103	(0.41)
Interest-bearing deposits	21	—	0.13	21	—	0.21	—	(0.08)
Interest earning trading assets	4,221	16	1.53	4,010	15	1.49	211	0.04
Total earning assets[4]	152,471	1,389	3.69	154,623	1,565	4.07	(2,152)	(0.38)
ALLL	(2,178)			(2,428)			250
Cash and due from banks	4,462			4,563			(101)
Other assets	14,342			14,893			(551)
Noninterest earning trading assets	1,917			2,260			(343)
Unrealized gains on securities available for sale	794			2,944			(2,150)
Total assets	$171,808			$176,855			($5,047)
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$26,383	$5	0.08%	$25,262	$6	0.10%	$1,121	(0.02)
Money market accounts	42,995	15	0.15	42,489	25	0.24	506	(0.09)
Savings	5,527	1	0.06	4,860	1	0.12	667	(0.06)
Consumer time	9,421	27	1.16	11,472	44	1.54	(2,051)	(0.38)
Other time	5,245	18	1.37	6,368	28	1.69	(1,123)	(0.32)
Total interest-bearing consumer and commercial deposits	89,571	66	0.30	90,451	104	0.46	(880)	(0.16)
Brokered time deposits	2,087	13	2.61	2,265	23	4.03	(178)	(1.42)
Foreign deposits	83	—	0.15	9	—	0.13	74	0.02
Total interest-bearing deposits	91,741	79	0.35	92,725	127	0.55	(984)	(0.20)
Funds purchased	716	—	0.11	871	—	0.10	(155)	0.01
Securities sold under agreements to repurchase	1,705	1	0.19	1,634	1	0.14	71	0.05
Interest-bearing trading liabilities	723	4	2.21	531	2	1.73	192	0.48
Other short-term borrowings	3,721	3	0.29	9,170	5	0.20	(5,449)	0.09
Long-term debt[4]	9,357	51	2.22	11,356	88	3.13	(1,999)	(0.91)
Total interest-bearing liabilities	107,963	138	0.52	116,287	223	0.77	(8,324)	(0.25)
Noninterest-bearing deposits	38,084			35,392			2,692
Other liabilities	4,048			3,893			155
Noninterest-bearing trading liabilities	596			1,027			(431)
Shareholders’ equity	21,117			20,256			861
Total liabilities and shareholders’ equity	$171,808			$176,855			($5,047)
Interest Rate Spread			3.17%			3.30%		(0.13)
Net interest income - FTE[4]		$1,251			$1,342
Net Interest Margin[5]			3.33%			3.49%		(0.16)
1Interest income includes loan fees of $27 million and $24 million for the three months ended March 31, 2013 and 2012, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $30 million and $31 million for the three months ended March 31, 2013 and 2012, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $119 million and $156 million for the three months ended March 31, 2013 and 2012, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Net interest income, on an FTE basis, was $1.3 billion during the first quarter of 2013, a decrease of $91 million, or 7%, from the first quarter of 2012 driven by an 11% decrease in interest income that was partially offset by a 38% decrease in interest expense. Net interest margin decreased 16 basis points to 3.33% during the first quarter of 2013, compared to 3.49% during the first quarter of 2012, as the decline in earning asset yields outpaced the decline in interest bearing liability costs. The decrease in interest income was a result of a decline in yields on loans and securities AFS due to the low interest rate environment, a decline in our commercial loan swap-related income, a decline in earning assets, and the forgone Coke dividend income as a result of the sale and contribution of our Coke common stock during the third quarter of 2012. The reduction in interest income on earning assets was partially offset by a decline in interest expense, which was due to the continued favorable shift in deposit mix to lower cost products from higher cost products, lower rates paid on interest-bearing deposits, and a significant reduction in long-term debt expense. Ongoing margin pressure is expected to continue in the second quarter due to the low interest rate environment and a further decline in commercial swap income of approximately 3 basis points, or $13 million, due to scheduled swap maturities. Policy actions by the Federal Reserve, as discussed in the "Executive Overview" section of this MD&A, may result in a persistent low interest rate environment that may adversely affect the interest income we earn on loans and investments.
Average earning assets decreased by $2.2 billion, or 1%, compared to the first quarter of 2012. The decrease was driven by a reduction in our average securities AFS portfolio, which declined by $2.2 billion, or 9%, primarily as a result of the sale and contribution of our Coke common stock, and a $1.7 billion, or 1%, decrease in average loans largely due to sales of government guaranteed residential mortgages and student loans during 2012. Average nonaccrual loans also declined 47%, driven by sales of NPLs during 2012. These decreases were partially offset by significant increases in C&I loans, primarily driven by our large corporate and middle market borrowers, and consumer indirect loans. Also partially offsetting the decrease was an increase in average LHFS of $1.1 billion, or 42%, from the first quarter of 2012, as a result of higher mortgage production volume.
Yields on earning assets declined 38 basis points to 3.69% during the first quarter of 2013, compared to 4.07% during the first quarter of 2012. Our loan portfolio yielded 4.02% during the first quarter of 2013, down 34 basis points from the first quarter of 2012, and the yield on our securities AFS portfolio was 2.57%, a decrease of 60 basis points. The yield declines were primarily driven by the low interest rate environment and, for loans, by the lower commercial loan swap-related income and, for securities, by the foregone dividend income on the Coke common stock.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are receive fixed/pay floating interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2013, the outstanding notional balance of active swaps was $17.4 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $13.4 billion at March 31, 2012. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Swap income declined to $114 million during the first quarter of 2013 from $151 million during the same period in 2012. The $37 million decline was primarily due to a decline in the income from $6.5 billion of previously terminated swaps that reached their original maturity date during 2012. As we manage our interest rate risk we may purchase and/or terminate additional interest rate swaps. In the absence of additions or terminations, our notional balance of active swaps will begin to mature in the second quarter of 2013 with remaining maturities through early 2017. The average maturity of our active swap notional balances at March 31, 2013 was 2.1 years.

The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. Estimated quarterly income of these swaps based on current expectations of future LIBOR rates is as follows:

	Ending Notional Balances of Active Swaps (in billions)	Estimated Income Related to Swaps (in millions)
Second Quarter 2013	$15.3	$101
Third Quarter 2013	15.3	93
Fourth Quarter 2013	15.3	93
As of and for the year ended December 31, 2014	10.6	334
Average interest-bearing liabilities during the quarter decreased $8.3 billion, or 7%, from the first quarter of 2012 and rates on interest-bearing liabilities were 0.52%, a decrease of 25 basis points. The decrease was predominantly as a result of a $5.4 billion, or 59%, reduction in other short-term borrowings, a $3.2 billion, or 18%, decrease in higher-cost time deposits, and a $2.0 billion, or 18%, reduction in long-term debt. These were partially offset by an increase of $2.3 billion, or 3%, in lower cost interest-bearing deposits. The continued shift toward lower cost deposit products from higher cost deposit products also included an increase of $2.7 billion, or 8%, in demand deposits compared to the first quarter of 2012. The driver of the decline in average long-term debt was primarily attributable to the redemption of $1.2 billion of higher cost trust preferred securities during the third quarter of 2012, which had a weighted average rate of approximately 7%. The reduction in average other short-term borrowings was due to a reduction in short-term FHLB advances during 2013 compared to 2012. The decrease of 25 basis points on rates paid on interest-bearing liabilities compared to the first quarter of 2012 was primarily driven by a 91 basis point decline in rates paid on long-term debt as we were able to repay higher cost debt with our increased lower cost deposits and available cash position. A 16 basis point decline in rates paid on consumer and commercial deposits also contributed to the decrease in interest bearing liability rates paid and was also a result of the improved funding mix driven by the shift from higher cost deposit products.
During the first quarter of 2013, the interest rate environment was characterized by a continued flat yield curve and overall lower rates versus the first quarter of 2012, as rates across the yield curve declined. More specifically, during the first quarter of 2013, benchmark rates were as follows compared to first quarter of 2012; one-month LIBOR averaged 0.20%, a decrease of 6 basis points, three-month LIBOR averaged 0.29%, a decrease of 22 basis points, five-year swaps averaged 0.96%, a decrease of 21 basis points, and ten-year swaps averaged 2.01%, a decrease of 11 basis points. During the first quarter of 2013, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the first quarter of 2012.
Foregone Interest
Foregone interest income from NPLs reduced net interest margin by three basis points during the first quarter of 2013, compared to a reduction of 10 basis points during the first quarter of 2012, as average nonaccrual loans decreased by $1.3 billion from the first quarter of 2012. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 3
	Three Months Ended March 31
(Dollars in millions)	2013	2012	% Change[1]
Service charges on deposit accounts	$160	$164	(2%)
Trust and investment management income	124	130	(5)
Retail investment services	61	59	3
Other charges and fees	89	97	(8)
Investment banking income	68	71	(4)
Trading income	42	57	(26)
Card fees[2]	76	79	(4)
Mortgage production related income	159	63	NM
Mortgage servicing related income	38	81	(53)
Net securities gains	2	18	(89)
Other noninterest income	44	57	(23)
Total noninterest income	$863	$876	(1%)
1 NM - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 PIN interchange fee income was previously presented in other charges and fees and is now included in card fees, where other interchange income is recorded, for both periods presented.

Noninterest income decreased $13 million, or 1%, compared to the first quarter of 2012, driven primarily by reductions in mortgage servicing related income, securities gains, and trading income, largely offset by higher mortgage production related income.
Trading income decreased $15 million, or 26%, during the first quarter of 2013 compared to the first quarter of 2012. The decrease was largely driven by an addition to our counterparty valuation reserve in the current quarter and normal fluctuations in trading activity. Mark-to-market valuation losses on our fair value debt and index-linked CDs were $24 million in the first quarter of 2013, which is approximately equal to the losses experienced during the first quarter of 2012.
Mortgage production related income during the first quarter of 2013 was $159 million, an increase of $96 million, from the first quarter of 2012 due to the decline in the mortgage repurchase provision and higher production-related fee income, partially offset by reduced gain on sale margins. The higher production-related fee income was driven by increased loan originations that totaled $8.8 billion during the first quarter of 2013 compared to $7.7 billion for the first quarter of 2012, an increase of $1.1 billion, or 15%. Mortgage production during the first quarter of 2013 was comprised of approximately 80% in refinance activity driven in part by the HARP 2.0 program. The HARP 2.0 program contributed approximately 20% to the total refinance production activity for the current quarter. We believe that along with an improving purchase market, second quarter production volume will be comparable to the strong first quarter volume as a result of capacity additions in consumer direct lending, further HARP opportunities, and growth in our correspondent channel, which accounted for 33% of our production during the current quarter.
The mortgage repurchase provision for the first quarter of 2013 was $14 million, a decrease of $161 million, compared to the first quarter of 2012. The lower provision was due to the third quarter of 2012 increase to the mortgage repurchase reserve. This was the result of information received during 2012 from the GSEs and our experience related to demands, both of which enhanced our ability to estimate losses of remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales and enabled us to take provisions in 2012. Future mortgage repurchase provisions are expected to remain consistent with the current quarter levels. The reserve for mortgage repurchases was $513 million at March 31, 2013, a decrease of $119 million from December 31, 2012, resulting from the recognition of expected losses. Resolution activity increased on outstanding repurchase requests during the current quarter, driven by the GSEs and us. Repurchase activity was consistent with our expectations as new demands increased in conjunction with an increased pace by the GSEs in the current quarter, while the pending repurchase request population and full file requests decreased from the fourth quarter of 2012. We continue to expect quarter over quarter volatility in future demands and full file requests as we work with the GSEs through the resolution process. For additional information on the mortgage repurchase reserve, see Note 11, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased by $43 million, or 53%, compared to the first quarter of 2012. The decrease was primarily due to lower servicing fees as a result of a smaller servicing portfolio and less favorable net hedge performance. At March 31, 2013, the servicing portfolio was $142.3 billion compared to $155.4 billion at March 31, 2012. The decline was driven by the sales of certain loans in the servicing portfolio and the high level of refinance activity.

Other charges and fees decreased during the first quarter of 2013 by $8 million, or 8%, compared to the first quarter of 2012. The decrease was due to lower insurance premium income due to a reduction in reinsurance agreements with mortgage insurance companies and lower letter of credit fee income. Other noninterest income decreased $13 million, or 23%, during the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower gains from the sales of leases.
For the second quarter of 2013 we expect noninterest income to increase from the first quarter level, led by higher investment banking income that is typically seasonally low in the first quarter and a seasonal increase in service charges. Additionally, we expect mortgage production volume to remain strong, which will support origination fees.

NONINTEREST EXPENSE
			Table 4
	Three Months Ended March 31
(Dollars in millions)	2013	2012	% Change
Employee compensation	$611	$652	(6%)
Employee benefits	148	145	2
Personnel expenses	759	797	(5)
Outside processing and software	178	176	1
Net occupancy expense	89	88	1
Regulatory assessments	54	52	4
Equipment expense	45	45	—
Operating losses	39	60	(35)
Credit and collection services	33	56	(41)
Marketing and customer development	30	27	11
Postage and delivery	18	20	(10)
Consulting and legal fees	15	36	(58)
Other staff expense	11	22	(50)
Amortization of intangible assets	6	11	(45)
Other real estate expense	—	50	(100)
Other expense	86	101	(15)
Total noninterest expense	1,363	1,541	(12)

Noninterest expense decreased $178 million, or 12%, compared to the first quarter of 2012 and was at the lowest level in three years. The significant reduction was due to our ongoing efforts toward driving efficiency improvements, as well as further contraction in cyclically high costs. Specifically, the decrease was driven by lower other real estate expenses, personnel expenses, credit and collection expenses, operating losses, consulting and legal fees, and other staff expense.

Personnel expenses decreased $38 million, or 5%, compared to the first quarter of 2012. The decrease was largely attributable to the reduction in full-time equivalent employees and lower incentive compensation. The lower incentive compensation was primarily attributable to an approximate $20 million reduction of expense as a result of the actual 2012 incentive payments made in the first quarter of 2013. While the benefit will not recur in future quarters, employee benefits are expected to decline due to their seasonal nature.

Operating losses decreased $21 million, or 35%, compared to the first quarter of 2012, driven by declines in litigation-related expenses that tend to fluctuate based on specific legal matters and mortgage servicing-related compensatory fees. Credit and collection services expense decreased $23 million, or 41%, compared to the first quarter of 2012, driven by lower escrow and servicing advance reserves as a result of the nonperforming and guaranteed loan sales that occurred last year. Other staff expense decreased $11 million, or 50%, compared to the first quarter of 2012, driven by declines in severance expenses.

Consulting and legal expenses decreased $21 million, or 58%, compared to the first quarter of 2012, predominantly due to the elimination of certain expenses associated with the Independent Foreclosure Review that was part of the Consent Order. We entered into an Amendment to the Consent Order in February 2013 that allowed us to begin eliminating consulting and legal costs of independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. For additional information regarding the Consent Order and the Amendment, see Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.

Other real estate expense decreased $50 million compared to the first quarter of 2012. The decrease was predominantly due to a decline in the OREO inventory resulting in lower loss provisioning, offset by gains on sales of owned properties in the current quarter compared to losses on sales of owned properties in the first quarter of 2012. It is unlikely that gains will continue to offset expenses, so future quarterly expenses may increase from the current quarter level, but as the economic environment improves over time, we expect that other real estate expense will continue to improve compared to the elevated level in the first quarter of 2012.

For the second quarter of 2013, we expect noninterest expense to increase compared to the current quarter due to higher volume related expenses, marketing, and other real estate expenses. These increases are expected to be partially offset by lower benefits expense.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the first quarter of 2013, the provision for income taxes was $151 million, resulting in an effective tax rate of 30%. For the first quarter of 2012, the provision for income taxes was $69 million, resulting in an effective tax rate of 22%. The increase in the effective tax rate compared to the first quarter of last year was primarily due to higher pre-tax earnings in the current period. The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 8, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information on the provision for income taxes.

LOANS
Our disclosures about the credit quality of our loan portfolios and the related credit reserves 1) describe the nature of credit risk inherent in our loan portfolio, 2) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and 3) explain the changes in the ALLL and reasons for those changes. We disclose our loan portfolio by segment and/or by type of loan, which is the level at which we document our method for determining our ALLL. Loan types are further categorizations of our portfolio segments.
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, which further disaggregate loans based upon common risk characteristics.
The C&I loan type includes loans secured by owner-occupied properties, corporate credit cards, and other wholesale lending activities. Commercial real estate and commercial construction loan types are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or second lien position. At March 31, 2013, 33% of our home equity products were in a first lien position and 67% were in a second lien position. For home equity products in a second lien position, we service 28% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during 2013, with 95% of home equity line balances scheduled to convert to amortization in 2014 or later and over 57% in 2017 or later. It should be noted that a majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, approximately 65% of accounts, and approximately 79% of accounts with a balance, closed or refinanced before or soon after converting. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity second lien accounts when the first lien position is delinquent, including when the second lien is still current. In 2012, we initiated the monitoring of delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with second liens, as these scores are highly sensitive to first lien mortgage delinquency. At March 31, 2013, our home equity second lien loss severity was approximately 76%.
The loan types comprising our consumer loan segment include guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles, marine, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 5
(Dollars in millions)	March 31, 2013	December 31, 2012	% Change
Commercial loans:
C&I	$54,343	$54,048	1%
Commercial real estate	4,261	4,127	3
Commercial construction	634	713	(11)
Total commercial loans	59,238	58,888	1
Residential loans:
Residential mortgages - guaranteed	3,930	4,252	(8)
Residential mortgages - nonguaranteed[1]	23,051	23,389	(1)
Home equity products	14,617	14,805	(1)
Residential construction	683	753	(9)
Total residential loans	42,281	43,199	(2)
Consumer loans:
Guaranteed student loans	5,275	5,357	(2)
Other direct	2,387	2,396	—
Indirect	11,009	10,998	—
Credit cards	614	632	(3)
Total consumer loans	19,285	19,383	(1)
LHFI	$120,804	$121,470	(1)%
LHFS	$3,193	$3,399	(6)%
1Includes $360 million and $379 million of loans carried at fair value at March 31, 2013 and December 31, 2012, respectively.

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

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 6
	Commercial		Residential		Consumer
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Geography:
Central[1]	25%	27%	21%	21%	15%	15%
Florida[2]	20	19	26	26	19	19
MidAtlantic[3]	25	25	38	38	26	26
Other	30	29	15	15	40	40
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Loans Held for Investment
LHFI remained relatively flat at March 31, 2013 compared to December 31, 2012. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial balances and in reducing our exposure to certain higher risk residential and construction loans. Continuing to manage down our commercial and residential construction portfolios resulted in a combined $149 million decline in these portfolios during the first quarter of 2013 and an $8.7 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile. Average loans during the first quarter of 2013 totaled $120.9 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $350 million, or 1%, during the first quarter of 2013. Growth was driven by C&I loans encompassing a diverse array of large corporate and middle market borrowers as well as commercial real estate loans. Commercial real estate loans increased $134 million, or 3%, from December 31, 2012. The majority of the increase in this portfolio was due to progress made in increasing targeted commercial real estate loan production, where we anticipate seeing some portfolio growth in coming quarters. Commercial construction loans decreased $79 million, or 11%, from December 31, 2012, primarily as runoff from legacy construction exposure exceeded new extensions within our target population.
Given the past stresses and early stage recovery in the commercial real estate market, we continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans. At least annually and more frequently if credit quality deteriorates, we perform a thorough liquidity and contingency analysis of loans within the commercial real estate portfolio to identify loans with an increased risk of default by providing a thorough view of borrowers' capacity and their ability to service their debt obligations. We also have strict limits and exposure caps on specific projects and borrowers for risk diversification. Given the relatively modest population of new construction projects and the completion of many that were previously started, the aggregate amount of interest reserves that we are obligated to fund has declined from prior periods and are not considered significant relative to total loans outstanding. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We typically underwrite commercial projects to credit standards that are more stringent than historical commercial MBS guidelines. Where appropriate, we have taken prudent actions with our clients to strengthen our credit position. These actions reflect market terms and structures and are intended to improve the client’s financial ability to perform. Impaired loans are assessed relative to the client’s and guarantor’s, if any, ability to service the debt, the loan terms, and the value of the property. These factors are taken into consideration when formulating our ALLL through our credit risk rating and/or specific reserving processes.
Residential loans decreased across all residential loan classes during the first quarter of 2013. The decrease in our nonguaranteed residential mortgage portfolio of $338 million resulted from slightly higher payoffs and charge-offs than new origination volumes. Nonguaranteed residential mortgage loan growth came predominantly from borrowers with high FICO scores (i.e., 760 or above) and lower LTV ratios. Additionally, government-guaranteed residential mortgages decreased $322 million, or 8%, during the first quarter of 2013, due primarily to loan paydowns.
Consumer loans decreased $98 million, or 1%, during the first quarter of 2013, driven by a decrease in government-guaranteed student loans and credit cards of $82 million and $18 million, respectively. The decline in government-guaranteed student loans was largely due to net sales of delinquent loans during the quarter and pay downs. The remaining consumer loan classes remained relatively flat.

Loans Held for Sale
During the first quarter of 2013, LHFS decreased $206 million due to increased loan sales, largely offset by an increase in residential mortgage production, compared to the fourth quarter of 2012.

Asset Quality
Our overall asset quality continued to demonstrate favorable trends during the first quarter of 2013. The gradual improvement in our asset quality trends was driven by the intentional reduction of our higher-risk loan balances combined with a reduction in inflows of NPLs. These items have resulted in an improved risk profile and movement in our loan portfolio towards longer-term balance sheet targets.
During the first quarter of 2013, NPLs decreased $80 million, or 5%, largely driven by a decline in residential mortgage NPLs. Our NPLs have decreased significantly since their peak in 2009, down by $4.0 billion, or 73%. At March 31, 2013, the percentage of NPLs to total loans was 1.21%, down six basis points from December 31, 2012.
Net charge-offs were $226 million during the first quarter of 2013 as compared to $422 million during the first quarter of 2012, a decrease of $196 million, or 46%. During the first quarter of 2013, the net charge-off ratio decreased 62 basis points to 0.76%, the lowest level in five years. We expect net charge-offs to remain relatively stable in the second quarter of 2013.
Total early stage delinquencies decreased to 0.78%, the lowest level in several quarters, and a decline of 15 basis points from December 31, 2012. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.41% of total loans at March 31, 2013, from 0.48% at December 31, 2012. At March 31, 2013, all residential and consumer loan classes showed improvement in early stage delinquencies compared to December 31, 2012. We expect future early stage delinquency ratio improvements to be driven by residential loans, as they are still elevated by historical standards. The overall economy, particularly changes in unemployment, will influence additional improvement.
Overall, we are pleased with our improved risk profile and positive trends of our asset quality. As we look forward, a recovering economy should continue to support our positive asset quality trends, with additional improvements propelled by the residential portfolio, as most of the commercial and consumer portfolios are already at or near normalized credit quality levels.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience is shown in the table below. See Note 1, "Significant Accounting Policies," to our Annual Report on Form 10−K for the year ended December 31, 2012, and Note 4, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience	Three Months Ended March 31		Table 7
(Dollars in millions)	2013	2012	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,219	$2,505	(11)%
Provision for unfunded commitments	8	4	100
Provision for loan losses	204	313	(35)
Charge-offs:
Commercial loans	(60)	(126)	(52)
Residential loans	(178)	(302)	(41)
Consumer loans	(35)	(35)	—
Total charge-offs	(273)	(463)	(41)
Recoveries:
Commercial loans	15	25	(40)
Residential loans	22	5	NM
Consumer loans	10	11	(9)
Total recoveries	47	41	15
Net charge-offs	(226)	(422)	(46)
Balance - end of period	$2,205	$2,400	(8)%
Components:
ALLL	$2,152	$2,348	(8)%
Unfunded commitments reserve [1]	53	52	2
Allowance for credit losses	$2,205	$2,400	(8)%
Average loans	$120,882	$122,542	(1)%
Period-end loans outstanding	120,804	122,691	(2)%
Ratios:
ALLL to period-end loans [2,3]	1.79%	1.92%	(7)%
ALLL to NPLs [4]	148	89	66
ALLL to net charge-offs (annualized)	2.34x	1.38x	70
Net charge-offs to average loans (annualized)	0.76%	1.38%	(45)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $360 million and $413 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $9.2 billion and $13.6 billion, respectively, from period-end loans in the calculation results in ratios of 1.93% and 2.16%, respectively.
4 In calculating the ratio, $14 million and $20 million at March 31, 2013 and 2012, respectively, of NPLs carried at fair value were excluded.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Charge-offs
Net charge-offs decreased by $196 million, or 46%, during the first quarter of 2013 compared with the same period in 2012, driven by general improvement in credit quality. The decline in net charge-offs was particularly notable in our commercial real estate, residential mortgage, and home equity portfolios. The ratio of net charge-offs to average loans was 0.76% during the first quarter of 2013, a reduction of 62 basis points from the same period in 2012 and at the lowest level in five years. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional policy information related to charge-offs.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the first quarter of 2013, the provision for loan losses decreased $109 million, or 35%, compared to the first quarter of 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during the first quarter of 2013.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment						Table 8
	March 31, 2013			December 31, 2012
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$921	43%	49%	$902	41%	48%
Residential loans	1,087	51	35	1,131	52	36
Consumer loans	144	6	16	141	7	16
Total	$2,152	100%	100%	$2,174	100%	100%

The ALLL decreased by $22 million, or 1%, during first quarter of 2013, driven by the ALLL related to residential loans that decreased by $44 million. Partially offsetting the decrease in the residential loans ALLL was the ALLL related to commercial loans, which increased $19 million during the first quarter of 2013 due to loan growth. The overall decrease in ALLL reflects the continued improvement in the credit quality trends of our loan portfolio as evidenced by improved early stage delinquencies and reductions in higher-risk balances and NPLs. The appropriate ALLL level will continue to be determined by our quarterly review process. We currently expect ALLL levels to remain relatively stable as the continued improvement in asset quality is offset by growth in the loan portfolio.

At March 31, 2013, the ALLL to period-end loans ratio of 1.79% decreased 1 basis point from 1.80% at December 31, 2012. When excluding government-guaranteed loans, the ALLL to period-end loans decreased to 1.93% at March 31, 2013, compared to 1.95% at December 31, 2012. The ratio of the ALLL to total NPLs was 148% at March 31, 2013, compared to 142% at December 31, 2012. The increase in this ratio was primarily attributable to the $80 million decrease in NPLs, partially offset by the reduction in ALLL.
The reserve for unfunded commitments was $53 million at March 31, 2013, an increase of $8 million compared to December 31, 2012. The increase was primarily driven by a single facility that is expected to fund and charge-off in the second quarter of 2013.

NONPERFORMING ASSETS

The following table presents our nonperforming assets:

			Table 9
(Dollars in millions)	March 31, 2013	December 31, 2012	% Change
Nonaccrual/NPLs
Commercial loans:
C&I	$205	$194	6%
Commercial real estate	59	66	(11)
Commercial construction	25	34	(26)
Total commercial NPLs	289	294	(2)
Residential loans:
Residential mortgages - nonguaranteed	721	775	(7)
Home equity products	334	341	(2)
Residential construction	102	112	(9)
Total residential NPLs	1,157	1,228	(6)
Consumer loans:
Other direct	6	6	—
Indirect	15	19	(21)
Total consumer NPLs	21	25	(16)
Total nonaccrual/NPLs	1,467	1,547	(5)
OREO[1]	224	264	(15)
Other repossessed assets	8	9	(11)
Nonperforming LHFS	41	37	11
Total nonperforming assets	$1,740	$1,857	(6)%
Accruing loans past due 90 days or more	$823	$782	5%
Accruing LHFS past due 90 days or more	2	1	100
TDRs
Accruing restructured loans	$2,499	$2,501	—%
Nonaccruing restructured loans[2]	655	639	3
Ratios
NPLs to total loans	1.21%	1.27%	(5)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.44	1.52	(5)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $159 million and $140 million at March 31, 2013 and December 31, 2012, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Nonperforming assets decreased $117 million, or 6%, during the first quarter of 2013. The decrease was primarily attributed to an $80 million, or 5%, decrease in NPLs. All loan classes declined except C&I, which increased 6% primarily driven by several wholesale borrowers. The decrease in NPLs primarily related to reductions in residential mortgage NPLs of $54 million, or 7%, and residential construction NPLs of $10 million, or 9%. The decrease in NPLs was primarily due to net charge-offs, lower inflows, foreclosures, and improved loan performance. At March 31, 2013, our ratio of NPLs to total loans was 1.21%, down from 1.27% at December 31, 2012. We expect NPLs to continue to trend down in 2013 as asset quality improves and loans move through the foreclosure process.
Real estate related loans comprise a significant portion of our overall NPAs as a result of the devaluation of U.S. housing during the recent economic recession. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may continue to impact the resolution of real estate related loans within the NPA portfolio.
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 3, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2013 and December 31, 2012, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $71 million, or 6%, during the first quarter of 2013. The reduction in nonguaranteed residential mortgage NPLs, primarily as a result of foreclosures, net charge-offs, and improved loan performance, accounted for $54 million of this decrease. Residential construction NPLs decreased $10 million, which is primarily attributable to net charge-offs and lower inflows.
The decrease of $5 million, or 2%, in nonperforming commercial loans also contributed to the decrease in NPLs during the first quarter of 2013. Specifically, the reduction in nonperforming commercial loans was predominantly driven by a $9 million reduction in commercial construction NPLs and a $7 million reduction in commercial real estate NPLs, largely offset by an increase in C&I NPLs of $11 million.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not typically recognized until after the principal has been reduced to zero. We recognized $11 million and $7 million of interest income related to nonaccrual loans during first quarter of 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $22 million and $46 million during first quarter of 2013 and 2012, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $40 million, or 15%, during the first quarter of 2013 resulting from net decreases of $31 million in residential construction related properties, $5 million in residential homes, and $5 million in commercial properties. During the first quarter of 2013 and 2012, sales of OREO resulted in proceeds of $109 million and $121 million, respectively, contributing to net gains on sales of OREO of $22 million and $3 million, respectively, inclusive of valuation reserves. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information.
Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 52% and 20%, respectively, of OREO at March 31, 2013; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in home prices could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At March 31, 2013 and December 31, 2012, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $825 million and $783 million, respectively. Accruing LHFI past due ninety days or more increased by $41 million, or 5%, during the first quarter of 2013, primarily driven by guaranteed student loan delinquencies. Residential mortgages and student loans that are fully guaranteed by a federal agency comprised 93% and 92%, respectively, of past due accruing loans at March 31, 2013 and December 31, 2012, respectively. As of the same dates, $56 million and $60 million, respectively, of accruing loans past due ninety days or more were not guaranteed.
In April 2011, we, along with other servicers, entered into Consent Orders with supervisory regulatory agencies (in our case, the FRB). The Consent Order required us to improve certain processes related to residential mortgage loan servicing. Under the Consent Order, we agreed to retain an independent consultant approved by the FRB to conduct a review of residential foreclosure actions pending or completed at any time during 2009 and 2010 for loans serviced by STM to identify any errors or deficiencies, determine whether any instances so identified resulted in financial harm, and prepare a written report detailing the findings. On February 28, 2013, we, along with nine other mortgage servicers, entered into an Amendment to the Consent Order with the FRB to conclude the independent foreclosure review and accelerate remediation to all borrowers whose loans were included in the review. See additional discussion in Note 13, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the "Noninterest Expense" section of this MD&A.

Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/

or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions of terms. For commercial loans, the primary restructuring method is the extension of terms.
Accruing loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as accruing TDRs. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At March 31, 2013 and December 31, 2012, specific reserves included in the ALLL for residential TDRs were $349 million and $348 million, respectively. See Note 3, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.
The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $26 million and $24 million at March 31, 2013 and December 31, 2012, respectively.

Selected Residential TDR Data						Table 10
	March 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$509	$49	$558	$45	$44	$89
Term extension	15	4	19	4	7	11
Rate reduction and term extension	1,537	133	1,670	75	196	271
Other [2]	17	1	18	166	43	209
Total	$2,078	$187	$2,265	$290	$290	$580

	December 31, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$470	$37	$507	$36	$45	$81
Term extension	16	4	20	3	7	10
Rate reduction and term extension	1,562	172	1,734	78	209	287
Other [2]	7	2	9	172	39	211
Total	$2,055	$215	$2,270	$289	$300	$589
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At March 31, 2013, our total TDR portfolio was $3.2 billion and was composed of $2.9 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $0.2 billion, or 6%, of commercial loans (predominantly income-producing properties), and $0.1 billion, or 3%, of consumer loans.
Total TDRs increased $14 million from December 31, 2012 as nonaccruing TDRs were up $16 million, or 3%, partially offset by a decrease in accruing TDRs of $2 million. The increase in TDRs was primarily due to the policy change effective in the fourth quarter of 2012 related to loans discharged in Chapter 7 bankruptcy that resulted in additional loans being classified as TDRs. See additional discussion of the policy change in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our Annual Report on Form 10−K for the year ended December 31, 2012.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $27 million and $29 million during the first quarter of 2013 and 2012. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $36 million and $39 million during the first quarter of 2013 and 2012, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 11
(Dollars in millions)	March 31, 2013	December 31, 2012
Trading Assets:
U.S. Treasury securities	$152	$111
Federal agency securities	646	462
U.S. states and political subdivisions	105	34
MBS - agency	324	432
CDO/CLO securities	64	55
ABS	5	36
Corporate and other debt securities	647	567
CP	296	28
Equity securities	100	100
Derivatives [1]	1,711	1,905
Trading loans [2]	2,200	2,319
Total trading assets	$6,250	$6,049
Trading Liabilities:
U.S. Treasury securities	$555	$582
Corporate and other debt securities	256	173
Equity securities	6	9
Derivatives [1]	531	397
Total trading liabilities	$1,348	$1,161
1 Amounts are offset with cash collateral received from or deposited with counterparties when the contracts are subject to ISDA master netting arrangements.
2 Includes loans related to TRS.

Trading Assets and Liabilities
Trading assets increased $201 million, or 3%, since December 31, 2012, as a result of normal changes in the trading portfolio product mix, including increases in CP, federal agency securities, and corporate and other debt securities, partially offset by decreases in derivatives and trading loans. Derivative assets decreased $194 million, including the impact of a $45 million increase in cash collateral.
Trading liabilities increased $187 million, or 16%, since December 31, 2012, predominantly due to an increase in derivatives and corporate and other debt securities, slightly offset by a decrease in U.S. Treasury securities as a result of normal business activity. Derivative liabilities increased $134 million, partially offset by the impact of a $15 million increase in cash collateral.
See Note 10, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 12
	March 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$805	$15	$—	$820
Federal agency securities	2,211	79	5	2,285
U.S. states and political subdivisions	280	12	2	290
MBS - agency	18,618	677	40	19,255
MBS - private	195	7	—	202
ABS	153	4	1	156
Corporate and other debt securities	41	4	—	45
Other equity securities[1]	769	1	—	770
Total securities AFS	$23,072	$799	$48	$23,823
1At March 31, 2013, other equity securities included the following: $268 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $98 million in mutual fund investments, and $2 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the quarter reflect our efforts to maintain a high quality portfolio while managing our interest rate risk and liquidity risk profile. The increase of $1.9 billion at March 31, 2013 compared to December 31, 2012, was primarily the result of increased holdings of U.S. Treasury securities, government agency securities, and agency MBS, as we opportunistically reinvested the proceeds from fourth quarter loan sales.
During the first quarter of 2013, we recorded $2 million in net realized gains from the sale of securities AFS, compared to net realized gains of $18 million during the first quarter of 2012, including $1 million and $2 million in OTTI, respectively. For additional information on composition and valuation assumptions related to securities AFS, see Note 2, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 12, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the first quarter of 2013, the average yield on a FTE basis for the securities AFS portfolio was 2.57%, compared with 3.17% for the first quarter of 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 3.3 years at March 31, 2013, compared to 2.2 years at December 31, 2012. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 3.3 years suggests an expected price change of 3.3% for a one percent instantaneous change in market interest rates.

The credit quality and liquidity profile of the securities portfolio remained strong at March 31, 2013, and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

BORROWINGS

Short-Term Borrowings					Table 13
	March 31, 2013		Three Months Ended March 31, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased[1]	$605	0.09%	$716	0.11%	$664
Securities sold under agreements to repurchase[1]	1,854	0.20	1,705	0.19	1,854
FHLB advances	2,500	0.30	2,000	0.32	2,500
Other short-term borrowings[2]	1,669	0.29	1,721	0.25	1,813

	March 31, 2012		Three Months Ended March 31, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$908	0.10%	$871	0.10%	$908
Securities sold under agreements to repurchase [1]	1,781	0.15	1,634	0.14	1,781
FHLB advances	5,000	0.16	7,396	0.15	9,000
Other short-term borrowings [2]	1,878	0.56	1,774	0.39	1,878
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
2 Other short-term borrowings includes master notes, dealer collateral, and other short-term borrowed funds.
Short-Term Borrowings
Our short-term borrowings decreased $2.9 billion, or 31%, from March 31, 2012, predominantly due to a $2.5 billion decrease in FHLB advances as a result of our decision to utilize loan sale proceeds during 2012 to reduce short-term borrowings. We also experienced decreases of $303 million in funds purchased and $240 million in master notes, slightly offset by $73 million and $30 million increases in securities sold under agreements to repurchase and dealer collateral, respectively.
For the three months ended March 31, 2013, our daily average short-term borrowings decreased $5.5 billion, or 47%, compared to the three months ended March 31, 2012. The decrease was primarily attributable to decreases in daily average balances for FHLB advances of $5.4 billion, funds purchased of $155 million, and master notes of $81 million, partially offset by increases in daily average balances for securities sold under agreements to repurchase of $71 million and dealer collateral of $27 million.
For the three months ended March 31, 2013, our maximum monthly outstanding balances for funds purchased, securities sold under agreements to repurchase, FHLB advances, and other short-term borrowings were not materially different from period-end and daily average balances.
Long-Term Debt

On April 26, 2013, we issued $600 million of 10-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.75% and will mature on May 1, 2023. We may call the notes beginning on April 1, 2023. There have been no other material changes in our long-term debt, as described in our 2012 Annual Report on Form 10-K, since December 31, 2012.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
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
The concept of Tier 1 common equity, the portion of Tier 1 capital that is considered common equity, was first introduced in the 2009 SCAP. Our regulator, rather than U.S. GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may differ from those of other financial services companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.

Regulatory Capital Ratios		Table 14

(Dollars in millions)	March 31, 2013	December 31, 2012
Tier 1 capital	$15,319	$14,975
Total capital	18,392	18,131
RWA	136,739	134,524
Average total assets for leverage ratio	165,387	168,053
Tier 1 common equity:
Tier 1 capital	$15,319	$14,975
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Allowable minority interest	114	114
Tier 1 common equity	$13,853	$13,509
Risk-based ratios:
Tier 1 common equity[1]	10.13%	10.04%
Tier 1 capital	11.20	11.13
Total capital	13.45	13.48
Tier 1 leverage ratio	9.26	8.91
Total shareholders’ equity to assets	12.29	12.10
1 At March 31, 2013 and December 31, 2012, our Basel III Tier 1 common equity ratio as calculated under the recent NPR was estimated to be 8.2%. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the proposed Basel III ratio.

At March 31, 2013, our capital ratios remain well above current regulatory requirements and are expected to comply with the proposed requirements under the Federal Reserve's NPR as discussed in the "Capital Resources" section in our Annual Report on Form 10-K for the year ended December 31, 2012. During the quarter, our Tier 1 common equity and Tier 1 capital increased $344 million, driven by first quarter earnings, resulting in an increase in our Tier 1 common equity ratio and Tier 1 capital ratio.
Effective January 1, 2013, the Market Risk Rule promulgated by the Federal Reserve and other U.S. regulators became effective. The application of the Market Risk Rule requires changes to the computation of RWA associated with assets held in our trading account and expanded the calculation to include a stressed VAR measure among other things. These changes increased our market risk RWA by approximately $1.1 billion inclusive of changes in the trading portfolio during the quarter. See the "Market Risk from Trading Activities" section of this MD&A for additional discussion.
During the first quarter of 2013 and 2012, we declared and paid common dividends totaling $27 million, or $0.05 per common share. Additionally, we declared and paid preferred dividends of $9 million during the first quarter of 2013 and $3 million during the first quarter of 2012.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At March 31, 2013 and December 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.1 billion and $1.8 billion, respectively.
During the first quarter we submitted our capital plan for review by the Federal Reserve in conjunction with the 2013 CCAR process. Upon completion of the Federal Reserve's review, they did not object to our planned capital actions. As such, we announced plans during the quarter to increase our quarterly common stock dividend from $0.05 to $0.10 beginning in the second quarter of 2013, to repurchase up to $200 million of our outstanding common stock to be completed between the second quarter of 2013 and the first quarter of 2014, and to maintain dividend payments on our preferred stock. Our Board subsequently approved the common stock dividend increase and preferred stock dividend payments at the April Board meeting. The Board had previously authorized the share repurchase, subject to the non-objection to our capital plan by the Federal Reserve.
The composition of our capital elements is likely to be impacted by the Dodd−Frank Act in at least two ways over the next several years. First, the Dodd−Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which may require greater capital levels than presently required and which may vary among financial institutions based on size, risk, complexity, and other factors. As we expected, the Federal Reserve used this authority in its 2012 NPR seeking to implement the Basel III capital requirements. Second, a portion of the Dodd−Frank Act, sometimes referred to as the Collins Amendment, directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank. We expect that as the Federal Reserve applies these to us over a 3-year period, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will qualify for Tier 2 capital treatment. We will consider changes to our capital structure as these new regulations are published and become applicable to us.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to our Enterprise Risk Management as described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Credit Risk Management

There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 58% of total loans and after giving consideration to hedging related actions, are approximately 42% of total loans. We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first quarter of 2013.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive at March 31, 2013.
MVE and net interest income sensitivity are complementary interest rate risk metrics and should be viewed together. Net interest income sensitivity captures asset and liability repricing mismatches for the first year inclusive of forecast balance sheet changes and is considered a shorter term measure, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments' respective maturities and is considered a longer term measure.
A positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based income will increase more quickly than liability based expense due to balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that value of the financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 15 which is prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
As the future path of interest rates cannot be known, we use simulation analysis to project net interest income under various scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about client behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.
The sensitivity analysis included below is measured as a percentage change in net interest income due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed.

		Table 15

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	March 31, 2013	December 31, 2012
Rate Change
+200	5.3%	4.8%
+100	2.8%	2.5%
-25	(1.1)%	(0.8)%
1Estimated % change of net interest income is reflected on a non-FTE basis.

Asset sensitivity has increased slightly from December 31, 2012, predominantly due to a slight decline in our forecasted balance sheet and an increase of fixed rate deposits.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis above. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At March 31, 2013, the MVE profile indicates changes due to instantaneous changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 16

	Estimated % Change in MVE
(Basis points)	March 31, 2013	December 31, 2012
Rate Change
+200	(2.6)%	(2.4)%
+100	(0.6)%	(0.1)%
-25	(0.1)%	(0.3)%

The slight increase in MVE sensitivity from December 31, 2012 is primarily due to a slight increase of asset durations from higher rates. A corresponding increase of net interest income to higher rates, as noted above, is due to a greater mix of floating rate assets than liabilities which would reprice to higher yields over the next year if rates did in fact increase.

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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading activities using a VAR approach that determines exposure that may arise from interest rate risk, equity risk, foreign exchange risk, spread risk, and commodity risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Specifically, scenario analysis, stress testing, profit and loss attribution, and stop loss limits are among other tools also used to actively manage trading risk. In addition to VAR, in accordance with the new Risk-Based Capital Guidelines: Market Risk Rule (the “Market Risk Rule”), which was effective January 1, 2013, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress.

The following table presents VAR and Stressed VAR for the three months ended March 31 and VAR by Risk Factor at March 31, 2013:

Value at Risk Profile		Table 17

	Three Months Ended March 31
(Dollars in millions)	2013	2012 [1]
VAR (1-day holding period)
Ending	$8	$4
High	$8	$5
Low	$3	$4
Average	$5	$5

Stressed VAR (10-day holding period)
Ending	$22	N/A
High	$42	N/A
Low	$12	N/A
Average	$24	N/A

(Dollars in millions)	March 31, 2013	December 31, 2012 [1]
VAR by Risk Factor (1-day holding period)
Commodity price risk	$—	N/A
Equity price risk	$9	N/A
Foreign exchange risk	—	N/A
Interest rate risk	$3	N/A
Credit spread risk	$3	N/A
VAR (1-day diversified) total	$8	N/A
1 "N/A" - The calculation of Stressed VAR and VAR by Risk Factor under the new Market Risk Rules was not applicable in prior periods.

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Equity Derivatives, Fixed Income, Interest Rate Derivatives, and Credit Trading. There were no material changes in composition of the trading portfolio during the first quarter of 2013. Higher VAR during the period was primarily driven by Equity Derivatives as a result of increased business volume. The trading portfolio did not contain any correlation trading positions or on or off balance sheet securitization positions during the first quarter of 2013.

Effective January 1, 2013, a change to our VAR methodology was implemented and we began using a historical based simulation instead of the previously used Monte Carlo simulation. Current period VAR calculated using the Monte Carlo simulation yielded results that were similar to the historical simulation presented. The change was primarily to ensure our internal modeling approach for VAR was on the same basis as that for Stressed VAR, which is a requirement under the Market Risk Rule.

We compare daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below, for the first quarter of 2013 there were no instances where trading losses exceeded firm wide VAR.

Firm wide VAR Backtesting

Net trading assets and average balance were $4.9 billion and $4.8 billion, respectively, for the first quarter of 2013, compared to an ending and average balance of $4.8 billion and $4.7 billion, respectively, for the first quarter of 2012.

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 10, "Derivative Financial Instruments" and Note 12, "Fair Value Election and Measurement" in this Form 10-Q and "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of valuation policies, procedures, and methodologies.

Model risk management: Our model risk management approach for validating and evaluating the accuracy of internal models and modeling processes includes developmental and implementation testing and on-going monitoring and maintenance performed by the various model owners. Our MRMG performs an independent model review for the VAR and stressed VAR models. The model reviews include an evaluation of all the model-owner authored documentation and the model-owner performed monitoring and maintenance. In addition, the MRMG performs its own testing which may include independent results replication, model replication, challenger model development, sensitivity analysis, benchmarking against other models or available metrics, back testing, and outcomes analysis. Due to ongoing developments in financial markets and modeling technological developments, but also for purposes of model enhancement, we review the VAR models on an ongoing basis.

Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firm-wide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations and hypothetical risk factor shocks are also performed. Across our comprehensive stress testing framework, all trading positions across each applicable market risk category (interest rate risk, equity risk, foreign exchange risk, spread risk, and commodity risk) are included. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are appropriately captured.

Trading portfolio capital adequacy: We assess capital adequacy on a regular basis, based on estimates of our risk profile and capital positions under both baseline and stressed scenarios. Scenarios consider material risks, including credit risk, market risk, and operational risk. Our assessment of capital adequacy arising from market risk also includes a review of risk arising from material portfolios of covered positions. See “Capital Resources” in this MD&A for additional discussion of capital adequacy.

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

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities (unencumbered, high-quality, liquid assets) in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. At March 31, 2013, the Bank’s AFS investment portfolio contained $12.2 billion of unencumbered and liquid securities at book value, of which approximately 94% consisted of agency MBS, agency debt, and U.S. Treasury securities.

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

We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve discount window. The following table presents period end and average balances from these four sources for the first quarter of 2013 and 2012. We believe these contingency liquidity sources exceed any contingent liquidity needs.

Contingency Liquidity Sources				Table 18
	March 31, 2013		March 31, 2012
(Dollars in billions)	As of	Average for the Quarter Ended ¹	As of	Average for the Quarter Ended ¹
Excess reserves	$1.9	$1.5	$2.2	$1.8
Free and liquid investment portfolio securities	12.2	11.8	14.7	15.1
FHLB borrowing capacity	13.7	14.8	13.4	11.3
Discount window borrowing capacity	18.1	18.3	16.3	16.0
Total	$45.9	$46.4	$46.6	$44.2
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At March 31, 2013, the Parent Company had no CP outstanding and the Bank retained a material cash position in the form of excess reserves in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

Contingent uses of funds may arise from events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At March 31, 2013, S&P maintained a "Positive" outlook and Moody’s, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 19
March 31, 2013
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Positive	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits, originated primarily from our retail branch network are our largest and most cost-effective source of funding. Core deposits decreased to $127.7 billion at March 31, 2013, from $130.2 billion at December 31, 2012, driven by a seasonal decline in deposits.

We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $15.6 billion at March 31, 2013 from $15.3 billion at December 31, 2012. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, increased to $4.6 billion at March 31, 2013 from $4.5 billion at December 31, 2012.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $1.6 billion of issuance capacity remains available. At March 31, 2013, we have issued several small structured notes for the Parent Company in the aggregate amount of $12 million. The Parent Company also issued $450 million of perpetual preferred stock in December 2012. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At March 31, 2013, the Bank had $36.3 billion of remaining capacity to issue notes under the program. Our issuance capacity under these programs refers to authorization granted by our Board, or formal program capacity, and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its present balance of cash and liquid securities without the support of dividends from the Bank or new debt issuance. At March 31, 2013, this measure was well in excess of the current limit. Our Board Risk Committee regularly reviews this and other risk metrics. In accordance with risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. There is no Parent Company debt scheduled to mature in 2013. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. We may repurchase common stock subject to an annual capital plan submitted to the Federal Reserve in the CCAR process. Since the Federal Reserve did not object to our capital plan, during the first quarter we announced that our Board had authorized us to repurchase up to $200 million of our common stock between the second quarter of 2013 and first quarter of 2014. We will use existing cash balances at the Parent Company to fund these repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Recent Developments. On April 26, 2013, we issued $600 million of 10-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 2.75% and will mature on May 1, 2023. We may call the notes beginning on April 1, 2023.

The impact of the expiration of the FDIC's TAG program on December 31, 2012 had a very modest impact on deposit balance attrition. The TAG program provided a government guarantee of funds deposited in noninterest-bearing transaction accounts at FDIC-insured institutions. In anticipation of the TAG program expiration, we previously forecasted a modest decline in related deposit balances in early 2013. Deposit attrition during the first quarter of 2013 attributable to the TAG program expiration was a fraction of the Bank's total potential exposure and not meaningful in the context of aggregate deposit decline during the first quarter. Given the nature of the types of depositors affected and the well-publicized program expiration, we do not expect any further material TAG-related impact.

Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective. For example, the BCBS published in January 2013 revised standards for the proposed LCR that would require banks to hold unencumbered, high-quality, liquid assets sufficient to withstand projected cash outflows under a prescribed 30-day stress scenario. The LCR is subject to an observation period that began in 2011, but will be phased-in as a requirement beginning January 1, 2015. While the potential impact of this and other regulatory proposals cannot be fully quantified at present, we believe that we will be well positioned to comply with new standards as they become effective as a result of our strong core banking franchise and prudent liquidity management practices.

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

Other Liquidity Considerations. As presented below, we had an aggregate potential obligation of $64.8 billion to our clients in unused lines of credit at March 31, 2013. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $4.0 billion in letters of credit at March 31, 2013, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $2.1 billion of these letters supported variable rate demand obligations at March 31, 2013.

Unfunded Lending Commitments		Table 20
(Dollars in millions)	March 31, 2013	December 31, 2012
Unused lines of credit:
Commercial	$38,538	$36,902
Mortgage commitments[1]	8,661	9,152
Home equity lines	11,592	11,739
Commercial real estate	1,807	1,684
Credit card	4,166	4,075
Total unused lines of credit	$64,764	$63,552
Letters of credit:
Financial standby	$3,867	$3,993
Performance standby	49	49
Commercial	36	56
Total letters of credit	$3,952	$4,098
1Includes IRLC contracts with notional balances of $6.7 billion and $6.8 billion as of March 31, 2013 and December 31, 2012, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2012.
MSRs, which are carried at fair value, totaled $1.0 billion and $899 million at March 31, 2013 and December 31, 2012, respectively, are managed within established risk limits, and are monitored as part of various governance processes. We recognized increases of $16 million and $67 million in the fair value of our MSRs for the first quarter of 2013 and 2012, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded net losses related to MSRs during the first quarter of 2013 and 2012, of $39 million and $6 million, respectively, inclusive of the mark-to-market adjustments on the related hedges. For the first quarter of 2013 and 2012, we originated MSRs with fair values at the time of origination of $110 million and $83 million, respectively.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. At March 31, 2013, we identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2012 and the first quarter of 2013, and that continued to exist at March 31, 2013. At March 31, 2013, we had no direct exposure to sovereign debt of these countries. However, at March 31, 2013, we had direct exposure to corporations and individuals in these countries of $103 million that was comprised of unfunded commitments to lend, funded loans, and a nominal amount of letters of credit. Indirect exposure to these countries was $4 million at March 31, 2013 and consisted primarily of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued in our role as an agent bank under the terms of a syndicated corporate loan agreement, wherein other participant banks in the syndicate are located in the identified higher risk countries. Overall, gross exposure to these countries continues to be less than 1% of our total assets at March 31, 2013, consistent with our exposure at December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 6, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At March 31, 2013, except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our Annual Report on Form 10−K for the year ended December 31, 2012.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our business segments during the quarter ended March 31:

Net Income/(Loss) by Segment		Table 21
(Dollars in millions)	2013	2012
Consumer Banking and Private Wealth Management	$98	$55
Wholesale Banking	228	158
Mortgage Banking	(21)	(130)
Corporate Other	64	103

The following table presents average loans and average deposits for our business segments during the quarter ended March 31:

Average Loans and Deposits by Segment				Table 22
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$39,781	$41,513	$77,947	$76,902
Wholesale Banking	53,044	50,214	46,182	45,688
Mortgage Banking	27,996	30,796	3,517	3,199
Corporate Other	61	19	9	54

See Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Quarter Ended March 31, 2013 vs. 2012

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $98 million for the first quarter of 2013, an increase of $43 million, or 78%, compared to the first quarter of 2012. The increase in net income was driven by lower provision for credit losses and noninterest expense, which more than offset lower revenue.

Net interest income was $602 million, a decrease of $32 million, or 5%, compared to the first quarter of 2012. The decline was driven by lower average loan balances and lower deposit spreads, partially offset by the impact of higher average deposit balances and higher loan spreads. A $1.7 billion, or 4%, decline in average loan balances drove a $12 million, or 5%, decrease in interest income that was partially offset by a 1 basis point increase in loan spreads. The decline in average loans was driven by the $2.0 billion student loan sale executed in the fourth quarter of 2012 and equity line attrition, which more than offset increases in indirect auto and commercial loans.

Net interest income related to deposits decreased $26 million, or 6%, compared to the first quarter of 2012, as deposit spreads decreased, partially offset by increases in average deposit balances. Average deposit balances increased $1.0 billion, or 1%. Favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $2.8 billion, or 18%, decline in average time deposits balances.

Provision for credit losses was $99 million, a decrease of $56 million, or 36%, compared to the first quarter of 2012. The decrease was driven by net charge-off declines of $47 million in home equity lines and $7 million in consumer mortgage loans, partially offset by an increase of $4 million in consumer indirect installment.

Total noninterest income was $326 million, a decrease of $13 million, or 4%, compared to the first quarter of 2012. The decrease was partially driven by the reclassification of certain card rewards costs to offset related revenue, in addition to declines in trust and investment management income and service charges on deposit accounts.

Total noninterest expense was $674 million, a decrease of $57 million, or 8%, compared to the first quarter of 2012. The decrease was driven by reductions in staff expense, structural expense, and allocated costs. Client utilization of self-service channels has provided opportunities to change staffing models and the retail branch network drove the declines in staff and structural expenses.

Wholesale Banking
Wholesale Banking reported net income of $228 million for the first quarter of 2013, an increase of $70 million, or 44%, compared to the first quarter of 2012. The increase in net income was attributable to declines in provision for credit losses, noninterest income, and noninterest expense partially offset by an increase in net interest income.

Net interest income was $462 million, a $9 million, or 2%, increase from the prior year, driven by higher loan and deposit balances. Net interest income related to loans increased $10 million, or 4%, as average loan balances increased $2.8 billion, or 6%, with increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate loans. Net interest income related to deposits decreased $11 million, or 5%. Average customer deposit balances increased $494 million, or 1% compared to the first quarter of 2012. Favorable trends in deposit mix continued as lower cost demand deposits increased $953 million, or 4%, while time deposits decreased $366 million, or 17%, and average combined interest-bearing transaction accounts and money market accounts decreased $102 million, or 1%, reflecting a continued shift in customer preference towards demand deposit products.

Provision for credit losses was $37 million, a decrease of $64 million, or 63%, from the first quarter of 2012. The decrease was driven by lower commercial real estate net charge-offs.

Total noninterest income was $337 million, a decrease of $26 million, or 7%, from the first quarter of 2012. The decline was driven by lower trading revenue and a decline in leasing gains.

Total noninterest expense was $426 million, a decrease of $61 million, or 13%, compared to the first quarter of 2012. Continued declines in other real estate related expense, combined with lower staff and product expense, were the primary drivers of the decline and were partially offset by increases in allocated costs.

Mortgage Banking
Mortgage Banking reported a net loss of $21 million for the first quarter of 2013, compared to a net loss of $130 million for the first quarter of 2012, an improvement of $109 million, or 84%. The improvement was driven by declines in provision for credit losses, noninterest expense, and higher noninterest income.

Net interest income of $127 million for the first quarter of 2013 was relatively flat compared to the first quarter of 2012. Higher net interest income on LHFS coupled with lower funding costs on MSRs was offset by lower net interest income on loans and deposits. Average LHFS were up $844 million, or 38%, driven by higher production and resulted in an increase in net interest income of $2 million. Average loan balances were down $2.8 billion, or 9%, resulting in a decrease in net interest income of $1 million. Total average deposits were up $318 million, or 10%, resulting in a decrease in net interest income of $2 million due to lower deposit spreads.

Provision for credit losses was $90 million, a decrease of $76 million, or 46%, compared to the first quarter of 2012. The improvement was driven by a decline in net charge-offs, partially attributable to the $26 million in net charge-off related to the transfer to LHFS of nonperforming residential mortgage loans included in the first quarter of 2012, which subsequently were sold in the second quarter of 2012.

Total noninterest income of $198 million, increased by $41 million, or 26%, compared to the first quarter of 2012. The increase was predominantly driven by higher mortgage production income, partially offset by lower mortgage servicing income. Mortgage loan production income increased $96 million due to a decline in the mortgage repurchase provision and higher production-related fee income, partially offset by lower gain on sale revenue. Loan originations were $8.8 billion during the first quarter of 2013, compared to $7.7 billion for the prior year, an increase of $1.2 billion, or 15%. Mortgage servicing income of $38 million, decreased $43 million, or 53%, driven by less favorable hedge performance, higher decay, and lower servicing fees. Total loans serviced were $142.3 billion at March 31, 2013 compared with $155.4 billion at March 31, 2012, down 8%.

Total noninterest expense was $271 million, a decline of $62 million, or 19%, compared to the first quarter of 2012. Operating losses declined $29 million due to lower compliance-related costs, largely attributed to mortgage servicing and litigation expenses, and consulting expense decreased $18 million, predominantly due to lower costs associated with the Federal Reserve Consent Order. Total allocated costs increased $16 million, while credit and collection services decreased $19 million and other real estate decreased $6 million.

Corporate Other
Corporate Other net income for the first quarter of 2013 was $64 million, a decrease of $39 million, or 38%, compared to the first quarter of 2012. The decrease was primarily due to lower interest income as a result of maturing interest rate swaps and lower securities gains.

Net interest income was $86 million, a decrease of $41 million, or 32%, compared to the first quarter of 2012. The decrease was driven by lower income from aforementioned interest rate swaps and a $16 million decrease in income on investment securities due to the foregone dividend income resulting from the sale of the Coke stock in the third quarter of 2012. These declines were partially offset by a decline in the cost of funds. Total average assets decreased $4.6 billion, or 15%, driven by a reduction in the investment portfolio, and the aforementioned sale of the Coke stock. Average long-term debt decreased by

$2.0 billion, or 20%, compared to first quarter of 2012 primarily due to the repayment of senior and subordinated debt during 2012. Average short-term borrowings decreased $3.6 billion, or 57%, due to repayment of short-term FHLB borrowings.

Total noninterest income was $4 million, a decrease of $16 million, or 80%, compared to the first quarter of 2012. The decrease was due to a $16 million decline in net gains on the sale of AFS securities.

Total noninterest expense increased $1 million compared to the first quarter of 2012. The increase was mainly due to higher legal-related expense, partially offset by lower severance expense.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2013. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company's business, financial condition, or future results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process and; therefore, this authority effectively expires on March 31, 2014. Similarly, at March 31, 2013, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process, and the Company did not request approval to repurchase any warrants.

SunTrust did not repurchase any shares of its common stock, Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the first quarter of 2013, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or the Series E Preferred Stock Depositary Shares.

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
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011.	*

10.1	Amendment of Consent Order dated February 28, 2013.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: May 7, 2013.