Form 10-Q
period 2013-06-30
SUNTRUST BANKS INC
filed 2013-08-08
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At July 31, 2013, 537,528,406 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

GLOSSARY OF DEFINED TERMS

ABS — Asset-backed securities.
ACH — Automated clearing house.
AFS — Available for sale.
AIP — Annual Incentive Plan.
ALCO — Asset/Liability Management Committee.
ALM — Asset/Liability Management.
ALLL — Allowance for loan and lease losses.
AOCI — Accumulated other comprehensive income.
ARS — Auction rate securities.
ASU — Accounting standards update.
ATE — Additional termination event.
ATM — Automated teller machine.
Bank — SunTrust Bank.
Basel III — The third Basel Accord developed by the BCBS to strengthen existing regulatory capital requirements.
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
GSE — Government-sponsored enterprise.
HAMP — Home Affordable Modification Program.
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
NPA — Nonperforming assets.
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
W&IM — Wealth and Investment Management.

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$1,157	$1,263	$2,326	$2,563
Interest and fees on loans held for sale	29	31	60	55
Interest and dividends on securities available for sale[1]	143	180	286	375
Trading account interest and other	18	18	34	33
Total interest income	1,347	1,492	2,706	3,026
Interest Expense
Interest on deposits	75	118	154	245
Interest on long-term debt	53	90	104	178
Interest on other borrowings	8	10	16	18
Total interest expense	136	218	274	441
Net interest income	1,211	1,274	2,432	2,585
Provision for credit losses	146	300	358	617
Net interest income after provision for credit losses	1,065	974	2,074	1,968
Noninterest Income
Service charges on deposit accounts	164	167	324	332
Trust and investment management income	130	130	254	260
Retail investment services	69	62	130	120
Other charges and fees	97	111	186	208
Investment banking income	93	75	161	147
Trading income	49	70	91	127
Card fees	78	85	154	164
Mortgage production related income	133	103	292	166
Mortgage servicing related income	1	70	39	151
Net securities gains[2]	—	14	2	32
Other noninterest income	44	53	88	109
Total noninterest income	858	940	1,721	1,816
Noninterest Expense
Employee compensation	635	654	1,246	1,306
Employee benefits	102	108	250	254
Outside processing and software	187	180	365	356
Net occupancy expense	86	88	175	176
Regulatory assessments	41	60	95	111
Equipment expense	46	46	91	91
Operating losses	72	69	111	129
Credit and collection services	52	61	85	116
Marketing and customer development	31	32	61	59
Amortization of intangible assets	6	11	12	22
Other real estate expense	1	52	1	103
Net loss on debt extinguishment	—	13	—	13
Other noninterest expense	138	172	268	351
Total noninterest expense	1,397	1,546	2,760	3,087
Income before provision for income taxes	526	368	1,035	697
Provision for income taxes	146	91	297	160
Net income including income attributable to noncontrolling interest	380	277	738	537
Net income attributable to noncontrolling interest	3	2	9	12
Net income	$377	$275	$729	$525
Net income available to common shareholders	$365	$270	$705	$515
Net income per average common share:
Diluted	$0.68	$0.50	$1.31	$0.96
Basic	0.68	0.51	1.32	0.97
Dividends declared per common share	0.10	0.05	0.15	0.10
Average common shares - diluted	539,763	537,495	539,812	536,951
Average common shares - basic	535,172	533,964	535,425	533,532
1 Includes dividends on Coke common stock of $15 million and $31 million during the three and six months ended June 30, 2012, respectively.
2 Includes credit-related OTTI losses of $0 and $2 million that were unrealized losses reclassified from OCI, before taxes, for the three months ended June 30, 2013 and 2012, respectively, and $1 million and $4 million that were unrealized losses reclassified from OCI, before taxes, for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive (Loss)/Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2013	2012	2013	2012
Net income	$377	$275	$729	$525
Components of other comprehensive (loss)/income:
Change in net unrealized gains on securities, net of tax of ($223), $80, ($265), and $107, respectively	(382)	142	(455)	192
Change in net unrealized gains on derivatives, net of tax of ($54), ($38), ($96), and ($96), respectively	(91)	(69)	(163)	(170)
Change related to employee benefit plans, net of tax of $3, ($2), $15, and ($16), respectively	5	(4)	26	(28)
Total other comprehensive (loss)/income	(468)	69	(592)	(6)
Total comprehensive (loss)/income	($91)	$344	$137	$519
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands) (Unaudited)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$3,027	$7,134
Federal funds sold and securities borrowed or purchased under agreements to resell	1,111	1,101
Interest-bearing deposits in other banks	21	22
Cash and cash equivalents	4,159	8,257
Trading assets (includes encumbered securities of $926 and $727 at June 30, 2013 and December 31, 2012, respectively)	5,824	6,049
Securities available for sale	23,389	21,953
Loans held for sale[1] ($3,196 and $3,243 at fair value at June 30, 2013 and December 31, 2012, respectively)	3,647	3,399
Loans[2] ($339 and $379 at fair value at June 30, 2013 and December 31, 2012, respectively)	122,031	121,470
Allowance for loan and lease losses	(2,125)	(2,174)
Net loans	119,906	119,296
Premises and equipment	1,506	1,564
Goodwill	6,369	6,369
Other intangible assets (MSRs at fair value: $1,199 and $899 at June 30, 2013 and December 31, 2012, respectively)	1,244	956
Other real estate owned	198	264
Other assets	5,304	5,335
Total assets	$171,546	$173,442
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$37,999	$39,481
Interest-bearing consumer and commercial deposits	87,589	90,699
Total consumer and commercial deposits	125,588	130,180
Brokered time deposits (CDs at fair value: $793 and $832 at June 30, 2013 and December 31, 2012, respectively)	2,006	2,136
Foreign deposits	25	—
Total deposits	127,619	132,316
Funds purchased	420	617
Securities sold under agreements to repurchase	1,869	1,574
Other short-term borrowings	5,825	3,303
Long-term debt [3] ($1,594 and $1,622 at fair value at June 30, 2013 and December 31, 2012, respectively)	9,818	9,357
Trading liabilities	1,176	1,161
Other liabilities	3,812	4,129
Total liabilities	150,539	152,457
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,126	9,174
Retained earnings	11,447	10,817
Treasury stock, at cost, and other[4]	(558)	(590)
Accumulated other comprehensive (loss)/income, net of tax	(283)	309
Total shareholders’ equity	21,007	20,985
Total liabilities and shareholders’ equity	$171,546	$173,442

Common shares outstanding	538,653	538,959
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	11,268	10,962
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$289	$319
[2] Includes loans of consolidated VIEs	345	365
[3] Includes debt of consolidated VIEs ($285 and $286 at fair value at June 30, 2013 and December 31, 2012, respectively)	645	666
[4] Includes noncontrolling interest held	115	114

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	525	—	—	525
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.10 per share	—	—	—	—	(54)	—	—	(54)
Preferred stock dividends, $2,033 per share	—	—	—	—	(6)	—	—	(6)
Exercise of stock options and stock compensation expense	—	—	—	(17)	—	26	—	9
Restricted stock activity	—	1	—	(61)	—	65	—	4
Amortization of restricted stock compensation	—	—	—	—	—	15	—	15
Issuance of stock for employee benefit plans and other	—	—	—	(10)	—	21	—	11
Balance, June 30, 2012	$275	538	$550	$9,218	$9,443	($661)	$1,743	$20,568
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	729	—	—	729
Other comprehensive loss	—	—	—	—	—	—	(592)	(592)
Change in noncontrolling interest	—	—	—	—	—	1	—	1
Common stock dividends, $0.15 per share	—	—	—	—	(81)	—	—	(81)
Preferred stock dividends [3]	—	—	—	—	(18)	—	—	(18)
Acquisition of treasury stock	—	(2)	—	—	—	(50)	—	(50)
Exercise of stock options and stock compensation expense	—	1	—	(15)	—	25	—	10
Restricted stock activity	—	1	—	(33)	—	37	—	4
Amortization of restricted stock compensation	—	—	—	—	—	15	—	15
Issuance of stock for employee benefit plans and other	—	—	—	—	—	4	—	4
Balance, June 30, 2013	$725	539	$550	$9,126	$11,447	($558)	($283)	$21,007

1 At June 30, 2013, includes ($605) million for treasury stock, ($68) million for compensation element of restricted stock, and $115 million for noncontrolling interest.
At June 30, 2012, includes ($707) million for treasury stock, ($65) million for compensation element of restricted stock, and $111 million for noncontrolling interest.
2 Components of AOCI at June 30, 2013, included $65 million in unrealized net gains on AFS securities, $369 million in unrealized net gains on derivative financial instruments, and ($717) million related to employee benefit plans. At June 30, 2012, components included $2,055 million in unrealized net gains on AFS securities, $399 million in unrealized net gains on derivative financial instruments, and ($711) million related to employee benefit plans.
3 Dividends were $2,022 per share for Perpetual Preferred Stock Series A and B and $2,856 per share for Perpetual Preferred Stock Series E for the six months ended June 30, 2013.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2013	2012
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$738	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	365	382
Origination of mortgage servicing rights	(203)	(161)
Provisions for credit losses and foreclosed property	389	706
Mortgage repurchase provision	29	330
Stock option compensation and amortization of restricted stock compensation	16	17
Net loss on extinguishment of debt	—	13
Net securities gains	(2)	(32)
Net gain on sale of loans held for sale, loans, and other assets	(350)	(501)
Net decrease/(increase) in loans held for sale	141	(121)
Net increase in other assets	(274)	(336)
Net (decrease)/increase in other liabilities	(125)	18
Net cash provided by operating activities	724	852
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	3,233	3,179
Proceeds from sales of securities available for sale	497	2,210
Purchases of securities available for sale	(5,828)	(1,451)
Net increase in loans, including purchases of loans	(1,608)	(4,312)
Proceeds from sales of loans	383	1,054
Capital expenditures	(43)	(112)
Payments related to acquisitions, including contingent consideration	—	(9)
Proceeds from the sale of other real estate owned and other assets	249	313
Net cash (used in)/provided by investing activities	(3,117)	872
Cash Flows from Financing Activities
Net (decrease)/increase in total deposits	(4,697)	481
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	2,620	(1,938)
Proceeds from the issuance of long-term debt	609	4,000
Repayment of long-term debt	(99)	(1,991)
Repurchase of common stock	(50)	—
Common and preferred dividends paid	(99)	(60)
Stock option activity	11	14
Net cash (used in)/provided by financing activities	(1,705)	506
Net (decrease)/increase in cash and cash equivalents	(4,098)	2,230
Cash and cash equivalents at beginning of period	8,257	4,509
Cash and cash equivalents at end of period	$4,159	$6,739
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$17	$31
Loans transferred from loans to loans held for sale	144	1,116
Loans transferred from loans and loans held for sale to other real estate owned	134	200

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

These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. During the second quarter of 2013, the Company revised its credit policy relating to residential loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, such that these loans are reclassified to accrual status from nonaccrual status after six months of payment performance following discharge by the bankruptcy court. As a result, the Company reclassified approximately $220 million of performing Chapter 7 bankruptcy loans that have been performing for six months or more since discharge to accrual status from nonaccrual status during the second quarter; however, these loans continued to be reported as TDRs.

Except for accounting policies that have been recently adopted as described below, and the policy change related to Chapter 7 bankruptcy loans noted above, there have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2012 Annual Report on Form 10-K.
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which more narrowly defined the scope of financial instruments to only include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Company adopted these ASUs as of January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 2, "Federal Funds Sold and Securities Borrowed or Purchased under Agreements to Resell" and Note 11, "Derivative Financial Instruments."
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component. The Company adopted the ASU as of January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 16, "Accumulated Other Comprehensive Income."
In March 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." The ASU requires additional disclosures about joint and several liability arrangements and requires the Company to measure obligations resulting from joint and several liability arrangements as the sum of the amount the Company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The ASU is effective for the fiscal years and interim periods beginning after December 15, 2013. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.
In June 2013, the FASB issued ASU 2013-08, "Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements." The ASU clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The ASU is effective for the fiscal years and interim periods beginning

Notes to Consolidated Financial Statements (Unaudited), continued

after December 15, 2013. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force).” The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The ASU has no impact on the Company's current hedging relationships and, thus, no impact on the Company's financial position, results of operations, or EPS.

In July 2013, the FASB issued ASU 2013-11,“Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force).” Prior to this ASU, U.S. GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires, with limited exceptions, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a DTA for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years and interim periods beginning after December 15, 2013. As early adoption is permitted, the Company adopted this ASU upon issuance and it resulted in an immaterial reclassification within liabilities in the Consolidated Balance Sheets. As this ASU only impacts financial statement presentation, there will be no impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2013	December 31, 2012
Federal funds	$69	$29
Securities borrowed	265	155
Resell agreements	777	917
Total federal funds sold and securities borrowed or purchased under agreements to resell	$1,111	$1,101

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. The total market value of the collateral held was $1.0 billion and $1.1 billion at June 30, 2013 and December 31, 2012, of which $254 million and $246 million was repledged, respectively. The Company has also pledged $926 million and $727 million of trading assets to secure $934 million and $703 million of repurchase agreements at June 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 11, "Derivative Financial Instruments." Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at June 30, 2013 and December 31, 2012:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,042	$—	$1,042	[1,2]	$1,033	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,869	—	1,869	[1]	1,869	—

December 31, 2012
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,072	$—	$1,072	[1,2]	$1,069	$3
Financial liabilities:
Securities sold under agreements to repurchase	1,574	—	1,574	[1]	1,574	—
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria at June 30, 2013 and December 31, 2012.
2 Excludes $69 million and $29 million of Fed funds sold which are not subject to a master netting agreement at June 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 3 – SECURITIES AVAILABLE FOR SALE

Securities Portfolio Composition

	June 30, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$793	$7	$22	$778
Federal agency securities	2,203	57	38	2,222
U.S. states and political subdivisions	248	10	2	256
MBS - agency	18,784	453	324	18,913
MBS - private	181	1	1	181
ABS	124	2	1	125
Corporate and other debt securities	37	3	—	40
Other equity securities[1]	873	1	—	874
Total securities AFS	$23,243	$534	$388	$23,389

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953
1At June 30, 2013, other equity securities was comprised of the following: $334 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $137 million in mutual fund investments, and $1 million of other. At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

The following table presents interest and dividends on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Taxable interest	$133	$153	$265	$322
Tax-exempt interest	3	4	5	8
Dividends[1]	7	23	16	45
Total interest and dividends	$143	$180	$286	$375
1Includes dividends on the Coke common stock of $15 million and $31 million for the three and six months ended June 30, 2012, respectively.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $9.3 billion and $10.6 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, there were no securities AFS pledged under secured borrowing arrangements under which the secured party has possession of the collateral and would customarily sell or repledge that collateral, other than in an event of default of the Company.

The amortized cost and fair value of investments in debt securities at June 30, 2013, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Notes to Consolidated Financial Statements (Unaudited), continued

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$1	$201	$591	$—	$793
Federal agency securities	63	1,391	594	155	2,203
U.S. states and political subdivisions	90	102	11	45	248
MBS - agency	1,539	10,915	2,926	3,404	18,784
MBS - private	—	142	39	—	181
ABS	87	35	2	—	124
Corporate and other debt securities	—	17	20	—	37
Total debt securities	$1,780	$12,803	$4,183	$3,604	$22,370
Fair Value:
U.S. Treasury securities	$1	$208	$569	$—	$778
Federal agency securities	63	1,439	567	153	2,222
U.S. states and political subdivisions	92	108	12	44	256
MBS - agency	1,620	11,231	2,852	3,210	18,913
MBS - private	—	142	39	—	181
ABS	86	37	2	—	125
Corporate and other debt securities	—	19	21	—	40
Total debt securities	$1,862	$13,184	$4,062	$3,407	$22,515
Weighted average yield[1]	3.02%	2.87%	2.26%	2.68%	2.72%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At June 30, 2013, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies in the Company's 2012 Annual Report on Form 10-K.

	June 30, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$569	$22	$—	$—	$569	$22
Federal agency securities	670	38	—	—	670	38
U.S. states and political subdivisions	1	—	20	2	21	2
MBS - agency	7,405	324	—	—	7,405	324
ABS	—	—	13	1	13	1
Total temporarily impaired securities	8,645	384	33	3	8,678	387
OTTI securities[1]:
MBS - private	63	1	—	—	63	1
Total OTTI securities	63	1	—	—	63	1
Total impaired securities	$8,708	$385	$33	$3	$8,741	$388

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$298	$3	$—	$—	$298	$3
U.S. states and political subdivisions	1	—	24	5	25	5
MBS - agency	1,212	3	—	—	1,212	3
ABS	—	—	13	2	13	2
Total temporarily impaired securities	1,511	6	37	7	1,548	13
OTTI securities[1]:
ABS	—	—	3	1	3	1
Total OTTI securities	—	—	3	1	3	1
Total impaired securities	$1,511	$6	$40	$8	$1,551	$14
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
At June 30, 2013 and December 31, 2012, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included municipal ARS and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Gross realized gains	$1	$16	$4	$36
Gross realized losses	(1)	—	(1)	—
OTTI	—	(2)	(1)	(4)
Net securities gains	$—	$14	$2	$32

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

Notes to Consolidated Financial Statements (Unaudited), continued

The securities that gave rise to credit impairments recognized during the three and six months ended June 30, 2013 and 2012, as shown in the table below, consisted of private MBS with a fair value of approximately $2 million and $140 million, respectively, at June 30, 2013 and 2012.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
OTTI[1]	$—	$—	$—	$—
Portion of gains/(losses) recognized in OCI (before taxes)	—	2	1	4
Net impairment losses recognized in earnings	$—	$2	$1	$4
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three and six months ended June 30, 2013 and 2012, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$32	$27	$31	$25
Additions:
OTTI credit losses on previously impaired securities	—	2	1	4
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	—	(1)	—	(1)
Balance, end of period	$32	$28	$32	$28

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the six months ended June 30:

	2013	2012
Default rate	6 - 9%	2 - 6%
Prepayment rate	7 - 8%	7 - 21%
Loss severity	61 - 74%	47 - 56%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	June 30, 2013	December 31, 2012
Commercial loans:
C&I	$55,070	$54,048
Commercial real estate	4,308	4,127
Commercial construction	667	713
Total commercial loans	60,045	58,888
Residential loans:
Residential mortgages - guaranteed	3,622	4,252
Residential mortgages - nonguaranteed[1]	23,341	23,389
Home equity products	14,682	14,805
Residential construction	635	753
Total residential loans	42,280	43,199
Consumer loans:
Guaranteed student loans	5,431	5,357
Other direct	2,483	2,396
Indirect	11,151	10,998
Credit cards	641	632
Total consumer loans	19,706	19,383
LHFI	$122,031	$121,470
LHFS	$3,647	$3,399
1Includes $339 million and $379 million of loans carried at fair value at June 30, 2013 and December 31, 2012, respectively.

During the three months ended June 30, 2013 and 2012, the Company transferred $87 million and $687 million in LHFI to LHFS, and $5 million and $20 million in LHFS to LHFI, respectively. Additionally, during the three months ended June 30, 2013 and 2012, the Company sold $159 million and $907 million in loans and leases for a gain of $3 million and $30 million, respectively.
During the six months ended June 30, 2013 and 2012, the Company transferred $144 million and $1.1 billion in LHFI to LHFS, and $17 million and $31 million in LHFS to LHFI, respectively. Additionally, during the six months ended June 30, 2013 and 2012, the Company sold $662 million and $1.0 billion in loans and leases for a gain of $7 million and $36 million, respectively.

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
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs; whereas, criticized assets have a higher PD. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk

Notes to Consolidated Financial Statements (Unaudited), continued

loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2013 and December 31, 2012, 87% and 89%, respectively, of the guaranteed student loan portfolio was current with respect to payments. At June 30, 2013 and December 31, 2012, 82% and 83%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		Commercial real estate		Commercial construction
(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Credit rating:
Pass	$53,339	$52,292	$3,876	$3,564	$534	$506
Criticized accruing	1,504	1,562	378	497	110	173
Criticized nonaccruing	227	194	54	66	23	34
Total	$55,070	$54,048	$4,308	$4,127	$667	$713

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Current FICO score range:
700 and above	$17,671	$17,410	$11,376	$11,339	$482	$561
620 - 699	3,730	3,850	2,244	2,297	107	123
Below 620[2]	1,940	2,129	1,062	1,169	46	69
Total	$23,341	$23,389	$14,682	$14,805	$635	$753

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Current FICO score range:
700 and above	$2,051	$1,980	$8,391	$8,300	$442	$435
620 - 699	367	350	2,141	2,038	155	152
Below 620[2]	65	66	619	660	44	45
Total	$2,483	$2,396	$11,151	$10,998	$641	$632
1Excludes $3.6 billion and $4.3 billion at June 30, 2013 and December 31, 2012, respectively, of guaranteed residential loans. At June 30, 2013 and December 31, 2012, the majority of these loans had FICO scores of 700 and above.
2For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3Excludes $5.4 billion of guaranteed student loans at June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	June 30, 2013
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$54,748	$78	$17	$227	$55,070
Commercial real estate	4,238	15	1	54	4,308
Commercial construction	644	—	—	23	667
Total commercial loans	59,630	93	18	304	60,045
Residential loans:
Residential mortgages - guaranteed	2,967	38	617	—	3,622
Residential mortgages - nonguaranteed[1]	22,643	163	19	516	23,341
Home equity products	14,341	115	1	225	14,682
Residential construction	543	7	1	84	635
Total residential loans	40,494	323	638	825	42,280
Consumer loans:
Guaranteed student loans	4,715	375	341	—	5,431
Other direct	2,462	16	1	4	2,483
Indirect	11,093	49	1	8	11,151
Credit cards	629	6	6	—	641
Total consumer loans	18,899	446	349	12	19,706
Total LHFI	$119,023	$862	$1,005	$1,141	$122,031
1Includes $339 million of loans carried at fair value, the majority of which were accruing current.
2Nonaccruing loans past due 90 days or more totaled $789 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

	June 30, 2013			December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$113	$72	$—	$59	$40	$—
Commercial real estate	10	9	—	6	5	—
Commercial construction	48	47	—	45	45	—
Total commercial loans	171	128	—	110	90	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	81	70	17	46	38	6
Commercial real estate	7	3	—	15	7	1
Commercial construction	9	7	1	5	3	—
Total commercial loans	97	80	18	66	48	7
Residential loans:
Residential mortgages - nonguaranteed	2,289	1,999	228	2,346	2,046	234
Home equity products	724	647	93	661	612	88
Residential construction	272	205	26	259	201	26
Total residential loans	3,285	2,851	347	3,266	2,859	348
Consumer loans:
Other direct	15	15	2	14	14	2
Indirect	71	71	3	46	46	2
Credit cards	17	17	4	21	21	5
Total consumer loans	103	103	9	81	81	9
Total impaired loans	$3,656	$3,162	$374	$3,523	$3,078	$364
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.7 billion and $2.4 billion of accruing TDRs, at amortized cost, at June 30, 2013 and December 31, 2012, respectively, of which 96% and 95% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2012 Annual Report on Form 10−K, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$70	$1	$37	$—	$63	$1	$38	$—
Commercial real estate	9	—	59	1	8	—	63	1
Commercial construction	47	—	28	—	36	1	32	—
Total commercial loans	126	1	124	1	107	2	133	1
Impaired loans with an allowance recorded:
Commercial loans:
C&I	80	1	81	—	75	1	83	—
Commercial real estate	3	—	82	—	2	—	84	—
Commercial construction	8	—	66	—	7	—	67	1
Total commercial loans	91	1	229	—	84	1	234	1
Residential loans:
Residential mortgages - nonguaranteed	2,002	27	2,255	20	2,008	49	2,260	42
Home equity products	648	5	535	7	652	10	539	13
Residential construction	205	3	232	3	206	5	237	5
Total residential loans	2,855	35	3,022	30	2,866	64	3,036	60
Consumer loans:
Other direct	15	—	12	—	15	—	12	—
Indirect	72	1	14	1	74	2	15	1
Credit cards	17	1	25	—	19	1	26	1
Total consumer loans	104	2	51	1	108	3	53	2
Total impaired loans	$3,176	$39	$3,426	$32	$3,165	$70	$3,456	$64
1Of the interest income recognized during the three and six months ended June 30, 2013, cash basis interest income was $1 million and $6 million, respectively.
Of the interest income recognized during the three and six months ended June 30, 2012, cash basis interest income was $4 million and $8 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Nonperforming assets are shown in the following table:

(Dollars in millions)	June 30, 2013	December 31, 2012
Nonaccrual/NPLs:
Commercial loans:
C&I	$227	$194
Commercial real estate	54	66
Commercial construction	23	34
Residential loans:
Residential mortgages - nonguaranteed	516	775
Home equity products	225	341
Residential construction	84	112
Consumer loans:
Other direct	4	6
Indirect	8	19
Total nonaccrual/NPLs	1,141	1,547
OREO[1]	198	264
Other repossessed assets	8	9
Nonperforming LHFS	48	37
Total nonperforming assets	$1,395	$1,857
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $177 million and $140 million at June 30, 2013 and December 31, 2012, respectively.

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
At June 30, 2013 and December 31, 2012, the Company had $3 million and $1 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR during the three and six months ended June 30, 2013, by type of modification, are shown in the following tables:

	Three Months Ended June 30, 2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	29	$18	$—	$15	$33
Commercial real estate	1	—	—	—	—
Commercial construction	—	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	637	—	36	53	89
Home equity products	755	—	17	31	48
Residential construction	104	—	7	2	9
Consumer loans:
Other direct	32	—	—	1	1
Indirect	831	—	—	16	16
Credit cards	155	—	1	—	1
Total TDRs	2,544	$18	$61	$118	$197

	Six Months Ended June 30, 2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	96	$18	$2	$49	$69
Commercial real estate	5	—	4	1	5
Commercial construction	—	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	913	—	61	70	131
Home equity products	1,438	—	36	48	84
Residential construction	217	—	18	4	22
Consumer loans:
Other direct	80	—	—	3	3
Indirect	1,734	—	—	33	33
Credit cards	386	—	2	—	2
Total TDRs	4,869	$18	$123	$208	$349
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and six months ended June 30, 2013, was $2 million.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and six months ended June 30, 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	80	$—	$1	$3	$4
Commercial real estate	13	6	6	—	12
Commercial construction	5	1	—	10	11
Residential loans:
Residential mortgages - nonguaranteed	199	—	21	—	21
Home equity products	457	—	33	2	35
Residential construction	140	—	1	20	21
Consumer loans:
Other direct	27	—	—	1	1
Indirect	795	—	—	14	14
Credit cards	361	—	2	—	2
Total TDRs	2,077	$7	$64	$50	$121

	Six Months Ended June 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	183	$—	$2	$15	$17
Commercial real estate	23	12	7	2	21
Commercial construction	12	2	—	11	13
Residential loans:
Residential mortgages - nonguaranteed	424	—	41	1	42
Home equity products	841	—	64	3	67
Residential construction	175	—	1	29	30
Consumer loans:
Other direct	39	—	—	1	1
Indirect	795	—	—	14	14
Credit cards	863	—	5	—	5
Total TDRs	3,355	$14	$120	$76	$210
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and six months ended June 30, 2012, was $1 million.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The preceding tables represent loans modified under the terms of a TDR during the three and six months ended June 30, 2013 and 2012; whereas, the following tables represent loans modified as a TDR over longer time periods that became 90 days or more delinquent during the three and six months ended June 30, 2013 and 2012, respectively.
For the three and six months ended June 30, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and June 30, 2013, including loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	19	$—	42	$—
Commercial real estate	3	—	4	3
Commercial construction	—	—	1	—
Residential loans:
Residential mortgages	80	6	156	10
Home equity products	52	3	101	6
Residential construction	10	—	16	2
Consumer loans:
Other direct	2	—	9	—
Indirect	49	1	88	1
Credit cards	35	—	79	1
Total TDRs	250	$10	496	$23

For the three and six months ended June 30, 2012, the table below represents defaults on loans that were first modified between the periods January 1, 2011 and June 30, 2012, including loans modified under the terms of a TDR that were charged-off during the period.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	14	$1	25	$3
Commercial real estate	—	—	4	4
Commercial construction	4	4	7	6
Residential loans:
Residential mortgages	28	9	56	14
Home equity products	38	3	81	6
Residential construction	6	—	17	2
Consumer loans:
Other direct	—	—	2	—
Credit cards	57	—	135	1
Total TDRs	147	$17	327	$36

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Notes to Consolidated Financial Statements (Unaudited), continued

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $734 million and $562 million at June 30, 2013 and December 31, 2012, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2013, the Company owned $42.3 billion in residential loans, representing 35% of total LHFI, and had $11.3 billion in commitments to extend credit on home equity lines and $8.6 billion in mortgage loan commitments. Of the residential loans owned at June 30, 2013, 9% were guaranteed by a federal agency or a GSE. At December 31, 2012, the Company owned $43.2 billion in residential loans, representing 36% of total LHFI, and had $11.7 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2012, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $12.6 billion and $13.3 billion of mortgage loans at June 30, 2013 and December 31, 2012, respectively, that included terms such as an interest only feature, a high LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $6.6 billion and $7.6 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.3 billion of those interest only loans at June 30, 2013, and $1.5 billion at December 31, 2012, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $6.0 billion and $5.7 billion of amortizing loans with no mortgage insurance at June 30, 2013 and December 31, 2012, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens.

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$2,205	$2,400	$2,219	$2,505
Provision for loan losses	152	302	356	615
(Benefit)/provision for unfunded commitments	(6)	(2)	2	2
Loan charge-offs	(233)	(397)	(506)	(860)
Loan recoveries	54	47	101	88
Balance at end of period	$2,172	$2,350	$2,172	$2,350

Components:
ALLL	$2,125	$2,300
Unfunded commitments reserve[1]	47	50
Allowance for credit losses	$2,172	$2,350
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended June 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$921	$1,087	$144	$2,152
Provision for loan losses	42	78	32	152
Loan charge-offs	(64)	(143)	(26)	(233)
Loan recoveries	20	24	10	54
Balance at end of period	$919	$1,046	$160	$2,125

	Three Months Ended June 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$901	$1,315	$132	$2,348
Provision for loan losses	49	230	23	302
Loan charge-offs	(94)	(274)	(29)	(397)
Loan recoveries	31	6	10	47
Balance at end of period	$887	$1,277	$136	$2,300

	Six Months Ended June 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	106	190	60	356
Loan charge-offs	(124)	(321)	(61)	(506)
Loan recoveries	35	46	20	101
Balance at end of period	$919	$1,046	$160	$2,125

	Six Months Ended June 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	87	488	40	615
Loan charge-offs	(220)	(576)	(64)	(860)
Loan recoveries	56	11	21	88
Balance at end of period	$887	$1,277	$136	$2,300

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2012 Annual Report on Form 10−K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	June 30, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$208	$18	$2,851	$347	$103	$9	$3,162	$374
Collectively evaluated	59,837	901	39,090	699	19,603	151	118,530	1,751
Total evaluated	60,045	919	41,941	1,046	19,706	160	121,692	2,125
LHFI at fair value	—	—	339	—	—	—	339	—
Total LHFI	$60,045	$919	$42,280	$1,046	$19,706	$160	$122,031	$2,125

	December 31, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$138	$7	$2,859	$348	$81	$9	$3,078	$364
Collectively evaluated	58,750	895	39,961	783	19,302	132	118,013	1,810
Total evaluated	58,888	902	42,820	1,131	19,383	141	121,091	2,174
LHFI at fair value	—	—	379	—	—	—	379	—
Total LHFI	$58,888	$902	$43,199	$1,131	$19,383	$141	$121,470	$2,174

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company during the third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first six months of 2013 and did not observe any factors that would more likely than not reduce the fair value of a reporting unit below its respective carrying value. Accordingly, goodwill was not tested for impairment during the six months ended June 30, 2013.
During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. Also, as discussed in Note 15, "Business Segment Reporting," the Company reorganized its segment reporting structure and goodwill reporting units during the first quarter of 2012. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2013	$—	$—	$—	$—	$3,962	$2,407	$6,369
Intersegment transfers	—	—	—	—	300	(300)	—
Balance, June 30, 2013	$—	$—	$—	$—	$4,262	$2,107	$6,369
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Acquisition of FirstAgain, LLC	—	—	—	—	32	—	32
Balance, June 30, 2012	$—	$—	$—	$—	$3,962	$2,414	$6,376

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(7)	—	(5)	(12)
MSRs originated	—	203	—	203
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	250	—	250
Other changes in fair value [2]	—	(152)	—	(152)
Sale of MSRs	—	(1)	—	(1)
Balance, June 30, 2013	$10	$1,199	$35	$1,244
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(11)	—	(11)	(22)
MSRs originated	—	161	—	161
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(102)	—	(102)
Other changes in fair value [2]	—	(112)	—	(112)
Sale of MSRs	—	(3)	—	(3)
Balance, June 30, 2012	$27	$865	$47	$939
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company's Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six months ended June 30, 2013 was $77 million and $153 million, respectively, and $80 million and $163 million for the three and six months ended June 30, 2012, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At June 30, 2013 and December 31, 2012, the total unpaid principal balance of mortgage loans serviced was $140.4 billion and $144.9 billion, respectively. Included in these amounts were $109.3 billion and $113.2 billion at June 30, 2013 and December 31, 2012, respectively, of loans serviced for third parties. During the six months ended June 30, 2013 and 2012, the Company sold MSRs, at a price approximating their fair value, on residential loans with an unpaid principal balance of $632 million and $1.4 billion, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at June 30, 2013 and December 31, 2012, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. Substantially all of the increase in fair value during the six months ended June 30, 2013, was driven by an increase in prevailing interest rates during the six months ended June 30, 2013.

(Dollars in millions)	June 30, 2013	December 31, 2012
Fair value of retained MSRs	$1,199	$899
Prepayment rate assumption (annual)	10%	16%
Decline in fair value from 10% adverse change	$42	$50
Decline in fair value from 20% adverse change	82	95
Discount rate (annual)	11%	11%
Decline in fair value from 10% adverse change	$57	$37
Decline in fair value from 20% adverse change	109	70
Weighted-average life (in years)	6.7	4.9
Weighted-average coupon	4.5%	4.8%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 11, “Derivative Financial Instruments,” for further information regarding these hedging activities.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities that are VIEs described below, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the six months ended June 30, 2013, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the quarter. These evaluations did not result in changes to previous consolidation conclusions.
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
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement and supplements Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax gains of $124 million and $236 million, including servicing rights, for the three months ended June 30, 2013 and 2012, respectively and $281 million and $460 million for the six months ended June 30, 2013 and 2012, respectively. These gains are included within mortgage production related income in the Consolidated Statements of Income. These gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 12, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At June 30, 2013 and December 31, 2012, the fair value of securities received totaled $83 million and $98 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the securitization. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets at June 30, 2013 and December 31, 2012, of the unconsolidated trusts in which the Company has a VI are $390 million and $445 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties, which is discussed in Note 12, “Reinsurance Arrangements and Guarantees.”

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees, as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets. See Note 13, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments. At June 30, 2013, the Company’s Consolidated Balance Sheets reflected $289 million of loans held by the CLO and $285 million of debt issued by the CLO. At December 31, 2012, the Company’s Consolidated Balance Sheets reflected $319 million of loans held by the CLO and $286 million of debt issued by the CLO. Although the Company consolidates the CLO, its creditors have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million at June 30, 2013 and December 31, 2012. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At June 30, 2013 and December 31, 2012, these VIEs had $1.7 billion and $1.8 billion, respectively, of estimated assets and $1.7 billion of estimated liabilities.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At June 30, 2013 and December 31, 2012, the Company’s Consolidated Balance Sheets reflected $364 million and $384 million, respectively, of assets held by the Student Loan entity and $360 million and $380 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company's maximum exposure to loss at June 30, 2013 and December 31, 2012, includes current senior interests held in trading securities, which have fair values of $62 million and $52 million, respectively.
As further discussed in Note 13, "Fair Value Election and Measurement," the Company valued these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The primary assumptions and inputs considered by the

Notes to Consolidated Financial Statements (Unaudited), continued

Company in valuing these retained interests include prepayment speeds, credit losses, and market yield. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 21 years on a weighted average basis. The expected market yield ranged from 9.5% to 12.0% at June 30, 2013 based on discussion with the dealer community with limited trade data adjusted for specific deal factors. At June 30, 2013, a 10% and 20% adverse change in the assumed market yield results in declines of approximately $6 million and $11 million, respectively, in the fair value of these securities. In evaluating the impact of credit losses, consideration was given to the underlying collateral of the VIEs, which is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. The Company estimates that if each of the VIEs in which the Company holds retained positions experienced one or two additional large deferrals or defaults, it should not have a significant impact on the fair value of the retained securities. However, should three additional large deferrals or defaults of an underlying collateral obligation occur in each of these VIEs, the fair value of the retained securities would decline $13 million.
At June 30, 2013 and December 31, 2012, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.1 billion and $1.2 billion, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the six months ended June 30, 2013 that changed the Company’s sale accounting conclusion.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Cash flows on interests held[1]:
Residential Mortgage Loans[2]	$11	$8	$17	$15
Commercial and Corporate Loans	—	—	1	—
CDO Securities	1	1	1	1
Total cash flows on interests held	$12	$9	$19	$16
Servicing or management fees[1]:
Residential Mortgage Loans[2]	$1	$1	$1	$1
Commercial and Corporate Loans	2	2	5	5
Total servicing or management fees	$3	$3	$6	$6

1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans at June 30, 2013 and December 31, 2012, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three and six months ended June 30, 2013 and 2012 are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)							2013	2012	2013	2012
Type of loan:
Commercial	$60,045	$58,888	$322		$320		$44	$63	$89	$164
Residential	42,280	43,199	1,463		1,941		119	268	275	565
Consumer	19,706	19,383	361		68		16	19	41	43
Total loan portfolio	122,031	121,470	2,146		2,329		179	350	405	772
Managed securitized loans:
Commercial	1,732	1,767	24		23		—	—	—	—
Residential	102,268	104,877	1,673	[3]	2,186	[3]	6	9	14	16
Total managed loans	$226,031	$228,114	$3,843		$4,538		$185	$359	$419	$788
1Excludes $3.6 billion and $3.4 billion of LHFS at June 30, 2013 and December 31, 2012, respectively.
2Excludes $49 million and $38 million of past due LHFS at June 30, 2013 and December 31, 2012, respectively.
3Excludes loans that have completed the foreclosure or short sale process (i.e., involuntary prepayments).

Notes to Consolidated Financial Statements (Unaudited), continued

Other Variable Interest Entities
The Company also has involvement with VIEs from business activities as further discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At June 30, 2013 and December 31, 2012, the Company had $1.8 billion and $1.9 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.8 billion and $1.9 billion at June 30, 2013 and December 31, 2012, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At June 30, 2013, the fair values of these TRS assets and liabilities were $30 million and $26 million, respectively, and at December 31, 2012, the fair values of these TRS assets and liabilities were $51 million and $46 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At June 30, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, were $3 million, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material at June 30, 2013 and December 31, 2012. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and six months ended June 30, 2013 and 2012, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. The limited partner interests had carrying values of $206 million and $186 million at June 30, 2013 and December 31, 2012, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $541 million and $505 million at June 30, 2013 and December 31, 2012, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $266 million and $236 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at June 30, 2013 and December 31, 2012, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the entities.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At June 30, 2013 and December 31, 2012, the Company's investment in these funds totaled $71 million and $63 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $157 million and $110 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At June 30, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $229 million and $239 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $95 million and $100 million, respectively.
During 2012, the Company decided to sell certain affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values to their estimated net realizable values. At June 30, 2013, market indicators remain consistent with these carrying values and marketing efforts continue with an expected disposition in 2013.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds at June 30, 2013 and December 31, 2012, were $301 million and $372 million, respectively.

NOTE 8 – NET INCOME PER COMMON SHARE
Equivalent shares of 21 million and 26 million related to common stock options and common stock warrants outstanding at June 30, 2013 and 2012, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2013	2012	2013	2012
Net income	$377	$275	$729	$525
Preferred dividends	(9)	(3)	(18)	(6)
Dividends and undistributed earnings allocated to unvested shares	(3)	(2)	(6)	(4)
Net income available to common shareholders	$365	$270	$705	$515
Average basic common shares	535	534	535	534
Effect of dilutive securities:
Stock options	2	1	2	1
Restricted stock	3	2	3	2
Average diluted common shares	540	537	540	537
Net income per average common share - diluted	$0.68	$0.50	$1.31	$0.96
Net income per average common share - basic	$0.68	$0.51	$1.32	$0.97

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - INCOME TAXES
The provision for income taxes was $146 million and $91 million for the three months ended June 30, 2013 and 2012, respectively, representing effective tax rates of 28% and 25%, respectively. For the six months ended June 30, 2013 and 2012, the provision for income taxes was $297 million and $160 million, respectively, representing effective tax rates of 29% and 23%, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2013, by applying the estimated annual effective tax rate to year-to-date pre-tax income. For the three and six months ended June 30, 2012, the provision for income taxes was calculated discretely based on actual year-to-date results. Interest and penalties related to tax matters are recorded as a component of the income tax provision.

NOTE 10 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTIs for eligible employees, which may be delivered through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for the AIP and LTI cash plans was $39 million and $40 million for the three months ended June 30, 2013 and 2012, respectively and $78 million and $77 million for the six months ended June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013, the Company's AIP plan included a higher number of eligible participants, of which some participants previously received compensation under other incentive plans.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. At June 30, 2013, 17 million shares were available for grant, including 9 million shares available to be issued as restricted stock.
Stock options are granted at an exercise price that is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. Upon exercise, the weighted average fair value of options granted during the first six months of 2013 and 2012 were $7.37 and $7.83 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the six months ended June 30:

	2013	2012
Dividend yield	1.28%	0.91%
Expected stock price volatility	30.98	39.88
Risk-free interest rate (weighted average)	1.02	1.07
Expected life of options	6 years	6 years

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Stock-based compensation expense:
Stock options	$1	$2	$4	$6
Restricted stock	8	8	15	15
RSUs	4	4	13	18
Total stock-based compensation expense	$13	$14	$32	$39

Notes to Consolidated Financial Statements (Unaudited), continued

The recognized stock-based compensation tax benefit was $5 million and $6 million for the three months ended June 30, 2013 and 2012, respectively, and $12 million and $15 million for the six months ended June 30, 2013 and 2012, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the first six months of 2013. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7% for 2013.
Anticipated employer contributions for 2013 are $8 million for the SERP. During the three and six months ended June 30, 2013, the actual contributions/benefit payments were $1 million and $4 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three and six months ended June 30, 2013. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2013 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5% for 2013.

Components of net periodic benefit for the three and six months ended June 30, were as follows:

	Three Months Ended June 30
	2013		2012
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Interest cost	$28	$2	$31	$1
Expected return on plan assets	(47)	(2)	(43)	(1)
Recognized net actuarial loss	7	—	6	—
Net periodic benefit	($12)	$—	($6)	$—

	Six Months Ended June 30
	2013		2012
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Interest cost	$56	$3	$60	$3
Expected return on plan assets	(93)	(3)	(86)	(3)
Recognized net actuarial loss	13	—	12	—
Net periodic benefit	($24)	$—	($14)	$—

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At June 30, 2013, net derivative asset positions were $1.2 billion, representing the $2.0 billion of derivative gains adjusted for collateral of $0.8 billion that the Company held in relation to these gain positions. At December 31, 2012, net derivative asset positions were $1.8 billion, representing $2.6 billion of derivative gains, adjusted for collateral of $0.8 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $19 million and $29 million at June 30, 2013 and December 31, 2012, respectively.
The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.0 billion in fair value at June 30, 2013 and $1.3 billion at December 31, 2012, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At June 30, 2013, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $5 million in fair value liabilities as of June 30, 2013. For illustrative purposes, if the Bank were downgraded to Baa3/BBB-,

Notes to Consolidated Financial Statements (Unaudited), continued

ATEs would be triggered in derivative liability contracts that had a total fair value of $4 million at June 30, 2013; ATEs do not exist at lower ratings levels. At June 30, 2013, $1.0 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $951 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at June 30, 2013, of $10 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below would require the posting of an additional $2 million.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2013 and December 31, 2012. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2013 and December 31, 2012. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2013[1]
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [2]
Interest rate contracts hedging
Floating rate loans	Trading assets	$17,250	$555	Trading liabilities	$—	$—
Derivatives designated in fair value hedging relationships [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	2,000	50	Trading liabilities	900	12
Derivatives not designated as hedging instruments [4]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	7
MSRs	Other assets	7,382	57	Other liabilities	7,316	132
LHFS, IRLCs [5]	Other assets	10,764	294	Other liabilities	6,494	65
Trading activity [6]	Trading assets	79,726	3,705	Trading liabilities	76,436	3,503
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	—	—	Trading liabilities	32	2
Trading activity	Trading assets	2,381	58	Trading liabilities	2,055	53
Credit contracts covering:
Loans	Other assets	—	—	Other liabilities	479	7
Trading activity [7]	Trading assets	1,839	32	Trading liabilities	1,918	28
Equity contracts - Trading activity [6]	Trading assets	17,781	1,832	Trading liabilities	25,107	2,039
Other contracts:
IRLCs and other [8]	Other assets	2,151	23	Other liabilities	3,860	75
Commodities	Trading assets	203	15	Trading liabilities	203	15
Total		122,227	6,016		123,960	5,926
Total derivatives		$141,477	$6,621		$124,860	$5,938
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets at June 30, 2013, are presented in Note 13, "Fair Value Election and Measurement." In some situations, trading derivatives are offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities. As a result, the Company may reclass balances between trading assets or liabilities and other assets or other liabilities based on the predominant account.
2 See “Cash Flow Hedges” in this Note for further discussion.
3 See “Fair Value Hedges” in this Note for further discussion.
4 See “Economic Hedging and Trading Activities” in this Note for further discussion.
5 Amount includes $2.3 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
6 Amounts include $15.3 billion and $0.2 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
7 Asset and liability amounts each include $3 million of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
8 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

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
1 The Company offsets cash collateral paid to and received from derivative counterparties when the derivative contracts are subject to master netting arrangements and meet the derivative offsetting requirements. The effects of offsetting on the Company's Consolidated Balance Sheets at December 31, 2012, are presented in Note 13, "Fair Value Election and Measurement."
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
8 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2013 and 2012, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in millions)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	($2)	Interest on long-term debt	$—	($2)	$—
Interest rate contracts hedging floating rate loans[1]	(43)	Interest and fees on loans	79	(43)	166
Total	($45)		$79	($45)	$166
1 During the three and six months ended June 30, 2013, the Company also reclassified $21 million and $48 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	($18)	$18	$—	($23)	$24	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended June 30, 2013	Amount of gain/(loss) recognized in Income on Derivatives for the Six Months Ended June 30, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	$2	$2
MSRs	Mortgage servicing related income	(158)	(214)
LHFS, IRLCs	Mortgage production related income	256	291
Trading activity	Trading income	18	26
Foreign exchange rate contracts covering:
Commercial loans	Trading income	(3)	(1)
Trading activity	Trading income	14	26
Credit contracts covering:
Loans	Other income	(1)	(2)
Trading activity	Trading income	5	10
Equity contracts - trading activity	Trading income	(16)	(15)
Other contracts:
IRLCs	Mortgage production related income	(75)	27
Total		$42	$150

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS	($103)		$—	($161)	$—
Interest rate contracts hedging Floating rate loans[1]	117	Interest and fees on loans	83	167	166
Total	$14		$83	$6	$166
1 During the three and six months ended June 30, 2012, the Company also reclassified $37 million and $105 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]:
Interest rate contracts hedging Fixed rate debt	$8	($8)	$—	$7	($7)	$—
Interest rate contracts hedging Securities AFS	—	—	—	1	(1)	—
Total	$8	($8)	$—	$8	($8)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended June 30, 2012	Amount of gain/(loss) recognized in Income on Derivatives for the Six Months Ended June 30, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($2)	($1)
MSRs	Mortgage servicing related income	269	$196
LHFS, IRLCs, LHFI-FV	Mortgage production related income	(135)	(170)
Trading activity	Trading income	27	54
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	115	130
Trading activity	Trading income	11	14
Credit contracts covering:
Loans [1]	Other income	(1)	(4)
Trading activity	Trading income	6	12
Equity contracts - trading activity	Trading income	10	13
Other contracts:
IRLCs	Mortgage production related income	257	442
Total		$557	$686
1For the six months ended June 30, 2012, losses of $3 million were recorded in trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to enforceable master netting agreements or similar agreements are discussed in Note 2, "Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell." The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.
The table below shows total gross derivative assets and liabilities which are adjusted on an aggregate basis, where applicable to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, for the net reported amount in the Consolidated Balance Sheets. Also included in the table is financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third-party custodians. These amounts are not offset on the Consolidated Balance Sheets but are shown as a reduction to total derivative assets and liabilities in the table to derive net derivative assets and liabilities. These amounts are limited to the derivative asset/liability balance, and accordingly, do not include excess collateral received/pledged.
The following tables present the Company's gross derivative financial assets and liabilities at June 30, 2013 and December 31, 2012, and the related impact of enforceable master netting arrangements, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$6,015	$4,722	$1,293		$68	$1,225
Derivatives not subject to master netting arrangement or similar arrangement	23	—	23		—	23
Exchange traded derivatives	583	351	232		—	232
Total derivative financial assets	$6,621	$5,073	$1,548	[1]	$68	$1,480
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,350	$4,992	$358		$20	$338
Derivatives not subject to master netting arrangement or similar arrangement	235	—	235		—	235
Exchange traded derivatives	353	351	2		—	2
Total derivative financial liabilities	$5,938	$5,343	$595	[2]	$20	$575

(Dollars in millions)
December 31, 2012
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$8,041	$6,273	$1,768		$94	$1,674
Derivatives not subject to master netting arrangement or similar arrangement	132	—	132		—	132
Exchange traded derivatives	483	300	183		—	183
Total derivative financial assets	$8,656	$6,573	$2,083	[1]	$94	$1,989
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$7,051	$6,802	$249		$37	$212
Derivatives not subject to master netting arrangement or similar arrangement	163	—	163		—	163
Exchange traded derivatives	300	300	—		—	—
Total derivative financial liabilities	$7,514	$7,102	$412	[2]	$37	$375
1 At June 30, 2013, $1.4 billion, net of $530 million offsetting collateral, is recognized in trading assets and $101 million, net of $151 million offsetting collateral, is recognized in other assets within the Company's Consolidated Balance Sheets. At December 31, 2012, $1.9 billion, net of $730 million offsetting collateral, is recognized in trading assets and $178 million is recognized in other assets within the Company's Consolidated Balance Sheets.
2 At June 30, 2013, $460 million, net of $1.0 billion offsetting collateral, is recognized in trading liabilities and $135 million is recognized in other liabilities within the Company's Consolidated Balance Sheets. At December 31, 2012, $397 million, net of $1.3 billion offsetting collateral, is recognized in trading liabilities and $15 million is recognized in other liabilities within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At June 30, 2013 and December 31, 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at June 30, 2013 the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2013 and 2012, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2013 and December 31, 2012, the written CDS had remaining terms ranging from less than one year to two years. The maximum guarantees outstanding at June 30, 2013 and December 31, 2012, as measured by the gross notional amounts of written CDS, were $52 million. At June 30, 2013 and December 31, 2012, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $130 million and $175 million, respectively. The fair values of written CDS were $1 million at June 30, 2013 and December 31, 2012, respectively, and the fair values of purchased CDS were $1 million and less than $1 million at June 30, 2013 and December 31, 2012, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At June 30, 2013 and December 31, 2012, there were $1.8 billion and $1.9 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at June 30, 2013, were $30 million and $26 million, respectively, and related collateral held at June 30, 2013, was $276 million. The fair values of the TRS derivative assets and liabilities at December 31, 2012, were $51 million and $46 million, respectively, and related collateral held at December 31, 2012, was $282 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2013, the remaining terms on these risk participations generally ranged from less than one year to thirteen years with a weighted average on the maximum estimated exposure of 7.3 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $25 million and $20 million at June 30, 2013 and December 31, 2012, respectively. The fair values of the written risk participations were less than $1 million at June 30, 2013 and December 31, 2012. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2013, the range of hedge maturities for hedges of floating rate loans was between one year and five

Notes to Consolidated Financial Statements (Unaudited), continued

years, with the weighted average being 2.6 years. Ineffectiveness on these hedges was less than $1 million during the three and six months ended June 30, 2013 and 2012. At June 30, 2013, $396 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
The Company also designated interest rate swaps to hedge exposure to changes in probable interest payments attributable to changes in the benchmark interest rate associated with a forecasted issuance of fixed rate debt.

Fair Value Hedges
The Company enters into interest rate swap agreements as part of the Company’s risk management objectives for hedging its exposure to changes in fair value due to changes in interest rates. These hedging arrangements convert Company-issued fixed rate long-term debt to floating rates. Consistent with this objective, the Company reflects the accrued contractual interest on the hedged item and the related swaps as part of current period interest. There were no components of derivative gains or losses excluded in the Company’s assessment of hedge effectiveness related to the fair value hedges.

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

◦	The Company enters into mortgage and interest rate derivatives, including forward contracts, futures, and option contracts to mitigate interest rate risk associated with IRLCs and mortgage LHFS.

•	The Company is exposed to foreign exchange rate risk associated with certain commercial loans.

•
The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking segment. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other income in the Consolidated Statements of Income.

•
Trading activity, as illustrated in the tables within this footnote, primarily includes interest rate swaps, equity derivatives, CDS, futures, options, and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. At June 30, 2013 and December 31, 2012, approximately $0.8 billion and $5.2 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. No new mortgage loans have been reinsured since January 1, 2009 and the Company has entered into commutation agreements with various mortgage insurers to commute and terminate reinsurance agreements and trust agreements. The Company’s maximum exposure to losses is limited by reinsurance contracts which define the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At June 30, 2013 and December 31, 2012, the total loss exposure ceded to the Company was approximately $34 million and $179 million, respectively. The maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $4 million at June 30, 2013 and $6 million at December 31, 2012. Of these amounts, $1 million and $3 million of losses have been reserved for at June 30, 2013 and December 31, 2012, respectively, reducing the Company’s net remaining loss exposure to $3 million at June 30, 2013 and December 31, 2012. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts and future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled less than $1 million and $3 million for the three months ended June 30, 2013 and 2012, respectively, and $1 million and $8 million for the six months ended June 30, 2013 and 2012, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled less than $1 million and $3 million for the three months ended June 30, 2013 and 2012, respectively, and $1 million and $9 million for the six months ended June 30, 2013 and 2012, respectively, is reported as part of other noninterest expense.

Guarantees
The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following discussion appends and updates certain guarantees disclosed in Note 17, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 11, “Derivative Financial Instruments.”

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

At June 30, 2013 and December 31, 2012, the maximum potential amount of the Company’s obligation was $3.6 billion and $4.0 billion, respectively, for financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the

Notes to Consolidated Financial Statements (Unaudited), continued

higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 5, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at June 30, 2013 and December 31, 2012.

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
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to June 30, 2013, which totaled $285.0 billion at the time of sale, consisting of $221.7 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $33.0 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at June 30, 2013, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
GSE[1]	$2.4	$2.8	$5.4	$5.0	$12.6	$8.3	$9.0	$18.6	$12.7	$76.8
Ginnie Mae[1]	0.5	0.3	0.3	1.5	3.5	2.7	2.2	4.1	2.1	17.2
Non-agency	3.4	5.0	3.4	—	—	—	—	—	—	11.8
Total	$6.3	$8.1	$9.1	$6.5	$16.1	$11.0	$11.2	$22.7	$14.8	$105.8
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. Although we indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines, such occurrences have historically been limited and the repurchase liability for loans sold to Ginnie Mae is immaterial. Refer to Note 14, "Contingencies," for additional information on the HUD investigation regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $929 million during the six months ended June 30, 2013, and $1.7 billion, $1.7 billion, and $1.1 billion during the years ended December 31, 2012, 2011, and 2010, respectively, and on a cumulative basis since 2005 totaled $8.0 billion. The majority of these requests are from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $9 million during the six months ended June 30, 2013, and $22 million, $50 million, and $55 million, during the years ended December 31, 2012, 2011, and 2010, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.

Notes to Consolidated Financial Statements (Unaudited), continued

At June 30, 2013, the unpaid principal balance of loans related to unresolved requests previously received from investors was $419 million, comprised of $412 million from the GSEs and $7 million from non-agency investors. Comparable amounts at December 31, 2012, were $655 million, comprised of $639 million from the GSEs and $16 million from non-agency investors.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. During the third quarter of 2012, the Company received incremental information from the GSEs that, coupled with the Company's experience related to full file requests and repurchase demands, enhanced the Company's ability to estimate inherent losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. As a result, the Company substantially increased the reserve during the third quarter of 2012. Full file requests have increased and pending demands have declined during 2013, both of which we believe is an acceleration in timing of the expected cumulative requests, and is reflective of the GSEs publicly disclosed objectives to complete repurchase demands of pre-2009 vintage loan sales by the end of 2013. The Company believes its reserve appropriately estimates incurred losses based on its current analysis and assumptions, including GSE repurchase request criteria. However, the Company is aware of other institutions' disclosures of settlement of legacy repurchase exposures. In the event the Company were to evaluate specific settlement terms, it would consider all factors, including the benefits of eliminating future losses not currently captured in the reserve and reducing current operating expenses versus the potential loss, if any, of exceeding the current reserve estimate relating to the specific exposures that would be the subject of any such settlement. At June 30, 2013 and December 31, 2012, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $363 million and $632 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income.

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$513	$383	$632	320
Repurchase provision	15	155	29	330
Charge-offs	(165)	(104)	(298)	(216)
Balance at end of period	$363	$434	$363	434

During the six months ended June 30, 2013 and 2012, the Company repurchased or otherwise settled mortgages with original loan balances of $571 million and $368 million, respectively, related to investor demands. At June 30, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $358 million, comprised of $314 million LHFI and $44 million LHFS, respectively, of which $50 million LHFI and $44 million LHFS, were nonperforming. At December 31, 2012, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $240 million, comprised of $209 million LHFI and $31 million LHFS, respectively, of which $70 million LHFI and $31 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $12 million at June 30, 2013 and December 31, 2012.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $29 million and $30 million at June 30, 2013 and December 31, 2012, respectively. If required, these contingent payments will be payable within the next three years.
Visa
The Company issues credit and debit transactions through Visa and MasterCard International. The Company is a defendant, along with Visa and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with Visa's

Notes to Consolidated Financial Statements (Unaudited), continued

restructuring in 2007, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa's certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $4.1 billion of which has been paid out in Litigation settlements and another $4.4 billion which was paid into a settlement fund during 2012. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Visa Inc. Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at June 30, 2013 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account since 2009. Decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of $0 and $22 million for the six months ended June 30, 2013 and 2012, respectively.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During the second quarter of 2013, various members of the putative class elected to opt out of the settlement.  This will result in a proportional decrease in the amount of the settlement. While the estimated fair value of the derivative liability was immaterial at June 30, 2013 and December 31, 2012, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At June 30, 2013, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At June 30, 2013, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At June 30, 2013 and December 31, 2012, $2 million and $3 million, respectively, was accrued, representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

Other
In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, swap clearing agreements, loan sales, contractual commitments, payment processing, sponsorship agreements, and various other business transactions or arrangements. The extent of the Company's obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company's potential future liability under these arrangements is not determinable.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 - FAIR VALUE ELECTION AND MEASUREMENT
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

		Fair Value Measurements at June 30, 2013 Using
(Dollars in millions)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets:
U.S. Treasury securities	$221	$221	$—	$—
Federal agency securities	558	—	558	—
U.S. states and political subdivisions	26	—	26	—
MBS - agency	511	—	511	—
CDO/CLO securities	65	—	2	63
ABS	6	—	—	6
Corporate and other debt securities	540	—	540	—
CP	84	—	84	—
Equity securities	102	102	—	—
Derivative contracts	1,977	232	1,745	—
Trading loans	2,264	—	2,264	—
Gross trading assets	6,354	555	5,730	69
Offsetting collateral [1]	(530)
Total trading assets	5,824
Securities AFS:
U.S. Treasury securities	778	778	—	—
Federal agency securities	2,222	—	2,222	—
U.S. states and political subdivisions	256	—	219	37
MBS - agency	18,913	—	18,913	—
MBS - private	181	—	—	181
ABS	125	—	103	22
Corporate and other debt securities	40	—	38	2
Other equity securities [2]	874	137	—	737
Total securities AFS	23,389	915	21,495	979
LHFS:
Residential loans	2,910	—	2,902	8
Corporate and other loans	286	—	286	—
Total LHFS	3,196	—	3,188	8
LHFI	339	—	—	339
MSRs	1,199	—	—	1,199
Other assets [3]	252	2	227	23
Offsetting collateral [1]	(151)
Other assets, net	101
Liabilities
Trading liabilities:
U.S. Treasury securities	460	460	—	—
MBS - agency	5	—	5	—
Corporate and other debt securities	246	—	246	—
Equity securities	5	5	—	—
Derivative contracts	1,411	2	1,409	—
Gross trading liabilities	2,127	467	1,660	—
Offsetting collateral [1]	(951)
Total trading liabilities	1,176
Brokered time deposits	793	—	793	—
Long-term debt	1,594	—	1,594	—
Other liabilities [3,4]	164	—	60	104
1 Amount represents the cash collateral received from or deposited with derivative counterparties. Amount is offset with derivatives in the Consolidated Balance Sheets at June 30, 2013.
2 Includes $334 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $137 million in mutual fund investments, and $1 million of other equity securities.
3 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage segment to hedge its interest rate risk.
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
3 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage segment to hedge its interest rate risk.
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

(Dollars in millions)	Aggregate Fair Value at June 30, 2013	Aggregate Unpaid Principal Balance under FVO at June 30, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,264	$2,225	$39
LHFS	3,192	3,231	(39)
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	3	13	(10)
LHFI	331	353	(22)
Past due loans of 90 days or more	—	1	(1)
Nonaccrual loans	8	14	(6)
Liabilities:
Brokered time deposits	793	788	5
Long-term debt	1,594	1,460	134
(Dollars in millions)	Aggregate Fair Value at December 31, 2012	Aggregate Unpaid Principal Balance under FVO at December 31, 2012	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,319	$2,285	$34
LHFS	3,237	3,109	128
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	3	12	(9)
LHFI	360	371	(11)
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	18	28	(10)
Liabilities:
Brokered time deposits	832	825	7
Long-term debt	1,622	1,462	160

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2013 and 2012, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$2	$—	$—	$2	$6	$—	$—	$6
LHFS	(1)	(86)	—	(87)	1	(107)	—	(106)
LHFI	—	(6)	—	(6)	—	(9)	—	(9)
MSRs	—	1	81	82	—	2	98	100
Liabilities:
Brokered time deposits	2	—	—	2	4	—	—	4
Long-term debt	37	—	—	37	27	—	—	27
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2013, income related to MSRs includes $1 million and $2 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2013 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$8	$—	$—	$8	$16	$—	$—	$16
LHFS	(2)	30	—	28	5	13	—	18
LHFI	1	5	—	6	1	2	—	3
MSRs	—	20	(281)	(261)	—	30	(214)	(184)
Liabilities:
Brokered time deposits	7	—	—	7	7	—	—	7
Long-term debt	(10)	—	—	(10)	(14)	—	—	(14)
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2012, income related to MSRs includes $20 million and $30 million of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2012 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at June 30, 2013, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Securities that are classified as AFS and are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process. See Note 3, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS.

CDO/CLO Securities
The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The auctions related to these securities continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continues to classify these as level 3 investments. The Company values these interests by constructing a pricing matrix based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. Based on dealer feedback on indicative pricing and expected yields, the matrix was revised during the first quarter of 2013. The price derived from the pricing matrix is adjusted for each security based on deal specific factors such as the percentage of collateral that is considered to be at heightened risk for future deferral or default, and collateral specific prepayment expectations, among other factors. Under this modified approach, all CDO ARS were valued using a discounted cash flow to an expected yield approach at June 30, 2013. The primary assumptions and inputs considered by the Company in valuing these retained interests include prepayment speeds, credit losses, and the market yield. See the level 3 assumptions table in this note, as well as Note 7, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-backed securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third party pricing with significant unobservable assumptions. Additionally, trading ARS are classified as level 2 due to observable market trades and bids for similar senior securities. These ARS consist of student loan ABS that are generally collateralized by FFELP student loans, the majority of which benefit from a maximum guarantee amount of 97%. During the first quarter of 2013, the Company sold the remaining senior student loan ARS. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
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
Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. See Note 11, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.

Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 7, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 11, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At June 30, 2013 and December 31, 2012, the Company had outstanding $1.8 billion and $1.9 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At June 30, 2013 and December 31, 2012, $418 million and $357 million, respectively, of loans related to the Company’s trading business were held in inventory.
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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during the three and six months ended June 30, 2013 and 2012 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2013, the Company recognized losses of $2 million in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the three and six months ended June 30, 2012, the Company recognized gains in the Consolidated Statements of Income of $5 million and $2 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the three and six months ended June 30, 2013, the Company recognized in the Consolidated Statements of Income losses of $1 million and gains of $3 million, respectively, due to changes in fair value attributable to borrower-specific credit risk, compared to losses of $2 million and gains of $5 million for the same periods in 2012, respectively. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
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

Other Intangible Assets
Other intangible assets that the Company records at fair value are the Company’s MSR assets. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 6, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Assets/Liabilities, net
The Company’s other assets/liabilities that are carried at fair value on a recurring basis include IRLCs that satisfy the criteria to be treated as derivative financial instruments, derivative financial instruments that are used by the Company to economically hedge certain loans and MSRs, contingent consideration, and the derivative that the Company obtained as a result of its sale of Visa Class B shares.
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
During the three and six months ended June 30, 2013, the Company transferred $74 million and $209 million of IRLCs out of level 3 as the associated loans were closed, compared to $218 million and $390 million during the same periods in 2012, respectively.
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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 12, "Reinsurance Arrangements and Guarantees," for a discussion of the valuation assumptions.

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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the three and six months ended June 30, 2013, the Company recognized an immaterial amount of losses due to changes in its own credit spread

Notes to Consolidated Financial Statements (Unaudited), continued

on its brokered time deposits carried at fair value, compared to losses of approximately $1 million and $6 million for the same periods in 2012, respectively.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $1 million and $19 million for the three and six months ended June 30, 2013, respectively, and gains of less than $1 million and losses of $8 million for the three and six months ended June 30, 2012, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2013	Valuation Technique	Unobservable Input[1]	Range (weighted average)
Trading assets:
CDO/CLO securities	$63	Matrix pricing/Discounted cash flow	Indicative pricing based on overcollateralization ratio	$42-$54 ($48)
			Estimated collateral losses	31-41% (36%)
			Market yield	10-12% (11%)
ABS	6	Matrix pricing	Indicative pricing	$55 ($55)
Securities AFS:
U.S. states and political subdivisions	37	Matrix pricing	Indicative pricing	$80-$111 ($95)
MBS - private	181	Third party pricing	N/A
ABS	22	Third party pricing	N/A
Corporate and other debt securities	2	Cost	N/A
Other equity securities	737	Cost	N/A
Residential LHFS	8	Monte Carlo/Discounted cash flow	Option adjusted spread	225-675 bps (325 bps)
			Conditional prepayment rate	2-15 CPR (5 CPR)
			Conditional default rate	0-1 CDR (0.5 CDR)
LHFI	331	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (299 bps)
			Conditional prepayment rate	1-30 CPR (12 CPR)
			Conditional default rate	0-12 CDR (3 CDR)
	8	Collateral based pricing	Appraised value	NM2
MSRs	1,199	Discounted cash flow	Conditional prepayment rate	6-23 CPR (10 CPR)
			Discount rate	9-28% (12%)
Other assets/(liabilities), net[3]	(50)	Internal model	Pull through rate	2-100% (79%)
			MSR value	7-241 bps (122 bps)
	(23)	Internal model	Loan production volume	0-150% (92%)
	(6)	Internal model	Revenue run rate	NM2
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Not meaningful.
3 Input assumptions relate to the Company's IRLCs and the contingent consideration obligations related to acquisitions. Excludes $2 million of Other Liabilities. Refer to Note 12, "Reinsurance Arrangements and Guarantees," for additional information.

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
2 Not meaningful.
3 Input assumptions relate to the Company's IRLCs and the contingent consideration obligations related to acquisitions. Refer to Note 12, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 6, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2013	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2013	Included in earnings (held at June 30, 2013) [1]
Trading assets:
CDO/CLO securities	$61	$2		$—	$—	$—	$—	$—	$—	$—	$63	$2
ABS	5	1		—	—	—	—	—	—	—	6	1
Corporate and other debt securities	1	—		—	—	—	(1)	—	—	—	—	—
Total trading assets	67	3	[2]	—	—	—	(1)	—	—	—	69	3	[2]
Securities AFS:
U.S. states and political subdivisions	47	—		—	—	(6)	(4)	—	—	—	37	—
MBS - private	202	—		(6)	—	—	(15)	—	—	—	181	—
ABS	23	—		—	—	—	(1)	—	—	—	22	—
Corporate and other debt securities	5	—		—	—	—	(3)	—	—	—	2	—
Other equity securities	672	—		—	65	—	—	—	—	—	737	—
Total securities AFS	949	—		(6)	65	(6)	(23)	—	—	—	979	—

Residential LHFS	6	(1)		—	—	(3)	—	(2)	10	(2)	8	(1)
LHFI	360	(7)	[4]	—	—	—	(15)	1	—	—	339	(7)	[4]
Other assets/(liabilities), net	68	(76)	[5]	—	—	—	1	(74)	—	—	(81)	1

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2013	Included in earnings (held at June 30, 2013) [1]
Trading assets:
CDO/CLO securities	$52	$11		$—	$—	$—	$—	$—	$—	$—	$63	$11
ABS	5	1		—	—	—	—	—	—	—	6	1
Corporate and other debt securities	1	—		—	—	—	(1)	—	—	—	—	—
Total trading assets	58	12	[2]	—	—	—	(1)	—	—	—	69	12	[2]
Securities AFS:
U.S. states and political subdivisions	46	—		2	—	(7)	(4)	—	—	—	37	—
MBS - private	209	—		(3)	—	—	(25)	—	—	—	181	—
ABS	21	(1)		3	—	—	(1)	—	—	—	22	(1)
Corporate and other debt securities	5	—		—	—	—	(3)	—	—	—	2	—
Other equity securities	633	—		—	110	—	(6)	—	—	—	737	—
Total securities AFS	914	(1)	[3]	2	110	(7)	(39)	—	—	—	979	(1)	[3]

Residential LHFS	8	(1)		—	—	(13)	—	(4)	21	(3)	8	(1)
LHFI	379	(12)	[4]	—	—	—	(31)	3	—	—	339	(11)	[4]
Other assets/(liabilities), net	101	26	[5]	—	—	—	1	(209)	—	—	(81)	1
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at June 30, 2013.
2 Amounts included in earnings are recognized in trading income.
3 Amounts included in earnings are recognized in net securities gains.
4 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2012	Included in earnings (held at June 30, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$—		$—		$—	$—	$—	$—	$—	$—	$43	$—
ABS	5	—		—		—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	—
Securities AFS:
U.S. states and political subdivisions	57	—		—		—	—	(2)	—	—	—	55	—
MBS - private	216	(1)		4		—	—	(11)	—	—	—	208	(1)
ABS	17	—		1		—	—	(1)	—	—	—	17	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	831	—		—		72	—	(46)	—	—	—	857	—
Total securities AFS	1,126	(1)	[2]	5		74	—	(62)	—	—	—	1,142	(1)	[2]
Residential LHFS	4	—		—		—	—	—	(2)	1	(1)	2	—
LHFI	413	5	[3]	—		—	—	(14)	1	1	—	406	—
Other assets/(liabilities), net	91	258	[4]	—		(23)	—	1	(218)	—	—	109	—
Liabilities
Derivative contracts	(246)	—		(103)	[6]	—	—	—	—	—	—	(349)	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2012	Included in earnings (held at June 30, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$—		$—		$—	$—	$—	$—	$—	$—	$43	($1)
ABS	5	—		—		—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets	49	—		—		—	—	—	—	—	—	49	(1)	[5]
Securities AFS:
U.S. states and political subdivisions	58	—		(1)		—	—	(2)	—	—	—	55	—
MBS - private	221	(4)		14		—	—	(23)	—	—	—	208	(4)
ABS	16	—		2		—	—	(1)	—	—	—	17	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		162	—	(46)	—	—	—	857	—
Total securities AFS	1,041	(4)	[2]	15		164	—	(74)	—	—	—	1,142	(4)	[2]
Residential LHFS	1	—		—		—	(1)	—	3	4	(5)	2	—
LHFI	433	1	[3]	—		—	—	(26)	(5)	3	—	406	1	[3]
Other assets/(liabilities), net	62	438	[4]	—		(23)	—	22	(390)	—	—	109	—
Liabilities
Derivative contracts	(189)	1	[5]	(161)	[6]	—	—	—	—	—	—	(349)	1	[5]
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at June 30, 2012.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, respectively. The changes in fair value when comparing balances at June 30, 2013 to December 31, 2012, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Three Months Ended June 30, 2013	Losses for the Six Months Ended June 30, 2013
LHFS	$103	$—	$103	$—	($8)	($8)
LHFI	61	—	—	61	—	—
OREO	63	—	3	60	(12)	(16)
Affordable Housing	3	—	—	3	(2)	(2)
Other Assets	29	—	29	—	(3)	(4)

(Dollars in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2012
LHFS	$65	$—	$65	$—	$—
LHFI	308	—	—	308	(79)
OREO	264	—	205	59	(48)
Affordable Housing	82	—	—	82	(96)
Other Assets	65	—	42	23	(13)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At June 30, 2013 and December 31, 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the six months ended June 30, 2013, the Company transferred $22 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during the six months ended June 30, 2013. In conjunction with the sale of these residential mortgage NPLs, the Company also sold an additional $39 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $5 million.
During the six months ended June 30, 2012, the Company transferred $116 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $35 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $71 million were sold at a gain of $4 million during the six months ended June 30, 2012, $7 million were returned to LHFI as they were no longer deemed marketable for sale, and the remainder were removed as a result of various loss events.
Loans Held for Investment
At June 30, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming commercial real estate loans for which specific reserves have been recognized. At December 31, 2012, LHFI consisted primarily of residential real estate loans discharged in Chapter

Notes to Consolidated Financial Statements (Unaudited), continued

7 bankruptcy that had not been reaffirmed by the borrower and nonperforming commercial real estate loans for which specific reserves have been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses for the three and six months ended June 30, 2013 and 2012 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Due to the lower dollar value per property and geographic dispersion of the portfolio, certain vacant lots and land properties are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 30% to 60% with a weighted average of 44%. The range of discount percentages applied to commercial properties was 15% to 45% with a weighted average of 36%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the three and six months ended June 30, 2013, the Company recognized impairment charges of $2 million on affordable housing properties, while no impairment charges were recognized during the three and six months ended June 30, 2012.
Other Assets
Other assets consist of private equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. No impairment charges were recognized on private equity partnership investments during the three and six months ended June 30, 2013 and 2012.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three and six months ended June 30, 2013, the Company recognized impairment charges of $3 million on other repossessed assets. No impairment charges were recognized on other repossessed assets during the three months ended June 30, 2012, while an immaterial amount of impairment charges were recognized during the six months ended June 30, 2012.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, and recent sales data from industry equipment dealers. As market data for similar assets is available and used in the valuation, these assets are considered level 2. No impairment charges were recognized during the three months ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, the Company recognized an immaterial amount of impairment charges attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements (Unaudited), continued

Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. No impairment charges were recognized on land during the three and six months ended June 30, 2013 and 2012.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$4,159	$4,159	$4,159	$—	$—	(a)
Trading assets	5,824	5,824	555	5,200	69	(b)
Securities AFS	23,389	23,389	915	21,495	979	(b)
LHFS	3,647	3,648	—	3,640	8	(c)
LHFI, net	119,906	115,530	—	3,165	112,365	(d)
Financial liabilities:
Consumer and commercial deposits	125,588	125,654	—	125,654	—	(e)
Brokered time deposits	2,006	2,009	—	2,009	—	(f)
Foreign deposits	25	25	—	25	—	(f)
Short-term borrowings	8,114	8,114	—	8,114	—	(f)
Long-term debt	9,818	9,815	—	9,331	484	(f)
Trading liabilities	1,176	1,176	467	709	—	(b)

	December 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—	(a)
Trading assets	6,049	6,049	394	5,597	58	(b)
Securities AFS	21,953	21,953	291	20,748	914	(b)
LHFS	3,399	3,399	—	3,375	24	(c)
LHFI, net	119,296	115,690	—	4,041	111,649	(d)
Financial liabilities:
Consumer and commercial deposits	130,180	130,449	—	130,449	—	(e)
Brokered time deposits	2,136	2,164	—	2,164	—	(f)
Short-term borrowings	5,494	5,494	—	5,494	—	(f)
Long-term debt	9,357	9,413	—	8,829	584	(f)
Trading liabilities	1,161	1,161	591	570	—	(b)

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 101% on the loan portfolio’s net carrying value at June 30, 2013 and December 31, 2012, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at June 30, 2013 and December 31, 2012, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2013 and December 31, 2012, the Company had $44.9 billion and $42.7 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $50 million and $49 million at June 30, 2013 and December 31, 2012, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 14 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on novel or unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company typically cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. In no cases are those accrual amounts material to the financial condition of the Company. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.

Notes to Consolidated Financial Statements (Unaudited), continued

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $400 million in excess of the reserves, if any, related to those matters. This amount reflects an increase of $100 million since December 31, 2012, primarily related to mortgage-related matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available at June 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.
The following is a description of certain litigation and regulatory matters:
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in one of several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, refer to Note 12, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company is a defendant in a number of antitrust actions that have been consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, assert that Concord EFS and a number of financial institutions have unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claim that Defendants’ conduct is illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim. In March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs' two claims but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit affirmed the District Court's decision. Plaintiffs filed a motion for rehearing en banc; however, this motion was denied. Plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court in July 2013.

Overdraft Fee Cases
The Company has been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts.
The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs asserted claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank's reordering of charges.” Plaintiffs sought restitution, damages, expenses of litigation, attorneys' fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court's decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons.

Notes to Consolidated Financial Statements (Unaudited), continued

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

The second of these cases, Bickerstaff v. SunTrust Bank, was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion is pending.

The third of these cases, Byrd v. SunTrust Bank, was filed on April 23, 2012, in the United States District Court for the Western District of Tennessee. Plaintiff asserts claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries suffered as a result of the method of posting order used by SunTrust, which allegedly resulted in overdraft fees being assessed to his checking account, and purport to bring this action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiff seeks restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The District Court granted SunTrust's motion to compel arbitration in July 2013.

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
On February 1, 2013, the Fourth Circuit Court of Appeals (i) upheld the judgment to STM of $45 million ($34 million in claims, $6 million in interest, and $5 million in additional fees); and (ii) vacated the ruling in STM's favor regarding the defense STM asserted to UGRIC's claim that STM owes continued premium after the caps are reached. On February 15, 2013, UGRIC filed a motion asking the Fourth Circuit Court of Appeals to re-hear its appeal. This request was denied on March 4, 2013. The case has returned to the District Court for further proceedings regarding STM's defense to UGRIC's claims for additional premiums.

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller

Notes to Consolidated Financial Statements (Unaudited), continued

putative class actions remained pending following the class settlement. STRH has settled one such individual action and is in settlement discussions in another. The other individual lawsuits have been dismissed, subject to an appeal in one case and a potential appeal in another.

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

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, the Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On August 28, 2009, the Colonial BancGroup filed for bankruptcy. The defendants’ motion to dismiss was denied in May 2010, but the Court subsequently ordered Plaintiffs to file an amended complaint. This amended complaint was filed and the defendants filed a motion to dismiss which is currently pending.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning, the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. During the fourth quarter of 2012, the Company engaged an independent third party consultant approved by the Federal Reserve to prepare a validation report with respect to compliance with the aspects of the Consent Order referenced above. The independent third party

Notes to Consolidated Financial Statements (Unaudited), continued

consultant completed its review and submitted its report to the Federal Reserve during the second quarter of 2013. The Company is currently implementing the recommendations noted in this report.
Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the Federal Reserve to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an agreement with the OCC and the Federal Reserve to end the independent foreclosure review process and accelerate remediation of loans included in the review. Consistent with this agreement, an Amendment to the Consent Order was entered on February 28, 2013. Pursuant to the Amendment, the Company made a cash payment of $63 million to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and committed $100 million to effect loss mitigation or other foreclosure prevention actions. Lump-sum payments to borrowers are being administered by an independent agent approved by the Federal Reserve. The amount of lump-sum payment to a borrower was determined pursuant to a Financial Remediation Framework jointly established by the OCC and the Federal Reserve based on circumstances surrounding the foreclosure activity. The OCC and the Federal Reserve released Independent Foreclosure Review Payment Agreement Details on April 9, 2013 providing that lump-sum payments can range from $300 to $125,000. As a result of the agreement, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Redacted versions of the action plans and the Company's engagement letter with the independent foreclosure consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve's website and was filed as Exhibit 10.25 to the Company's 2011 Annual Report on Form 10-K. The February 28, 2013 Amendment to the Consent Order also is available on the Federal Reserve's website and is filed as Exhibit 10.1 to this Form 10-Q. As a result of the Federal Reserve's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. At this time, no such penalty has been imposed, and the amount and terms of such a potential penalty have not been finally determined. The Company's accrual for expected costs related to a potential settlement with the U.S. and the States Attorneys General regarding certain mortgage servicing claims, which is discussed below at "United States and States Attorneys General Mortgage Servicing Claims," includes the expected incremental costs, if any, of a civil money penalty relating to the Consent Order.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

United States and States Attorneys General Mortgage Servicing Claims
In January 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice and Attorneys General for several states regarding various potential claims relating to the Company's mortgage servicing activities. While these discussions are continuing, the Company has not reached any agreement with such parties. The Company has estimated the cost of resolving these and potential similar claims, including the costs of such a settlement, borrower-specific actions, and/or legal matters to defend such claims if they are not settled, and accrued this expense in its financial results.
False Claim Act Litigation
SunTrust Mortgage is a defendant in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia under the federal False Claims Act, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. This lawsuit originally was filed under seal, but the second amended complaint was unsealed by the District Court in October 2011. The plaintiffs, who allege that they are officers of a mortgage broker, allege that numerous mortgage originators, including SunTrust Mortgage, made false statements to the U.S. Department of Veterans Affairs to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans ("IRRRL") program. Plaintiffs allege that the mortgage originators charged fees in connection with these loans that were not permitted under the IRRRL program and made false statements to the VA to the effect that the loans complied with all applicable regulations or program requirements. According to Plaintiffs, by doing so, the originators caused the VA to pay, among other costs, amounts to honor the loan guarantees to which they were not entitled. Plaintiffs have sued on their own behalf and on behalf of the U.S., and seek, among other things, unspecified damages equal to the loss that SunTrust Mortgage allegedly caused the U.S. (trebled under the False Claims Act), statutory civil penalties of between $5,500 and $11,000 per violation, injunctive relief, and attorneys' fees. To date, the U.S. has not joined in the prosecution of this action, and SunTrust Mortgage and the relators have settled this dispute.

HUD Investigation
On April 25, 2012, the Company was informed of the commencement of an investigation by the HUD OIG relating to STM's origination practices for FHA loans. Since that time, STM has provided documents and continues to fully cooperate with the investigation. During the first quarter of 2013, the HUD OIG, together with the U.S. Department of Justice (collectively, the “Government”), advised STM of their preliminary investigation findings, including alleged violations of the False Claims Act. The Government and the Company remain engaged in settlement discussions that include both financial and non-financial terms and conditions. The Company continues to disagree with the analysis and methodology used to support the Government's allegations. Settlement of this matter is highly dependent upon the acceptable resolution of both the financial and non-financial provisions, and no assurances can be given at this time that an acceptable settlement agreement will be reached.

Notes to Consolidated Financial Statements (Unaudited), continued

Mortgage Modification Investigation
STM has been cooperating with the United States Attorneys' Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Government”) in their investigation of STM's administration of HAMP. More specifically, the Government's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. The Government has advised STM that it has made no determinations about how it will proceed in this matter. STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations.

NOTE 15 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is evaluated by management. During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, and all periods presented reflect this transfer.The following is a description of the segments and their composition, which reflects the transfer of branch-managed business banking clients.

The Consumer Banking and Private Wealth Management segment is made up of two primary businesses: Consumer Banking and Private Wealth Management.

•
Consumer Banking provides services to consumers and branch-managed small business clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), mobile banking, and telephone (1-800-SUNTRUST). Financial products and services offered to consumers and small business clients include deposits, home equity lines and loans, credit lines, indirect auto, student lending, bank card, other lending products, and various fee-based services. Consumer Banking also serves as an entry point for clients and provides services for other lines of business.

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

The Wholesale Banking segment includes the following five businesses:

•
CIB delivers comprehensive capital markets, corporate and investment banking solutions, including advisory, capital raising, and financial risk management, to clients in the Wholesale Banking and Private Wealth Management segment. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $100 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Formerly managed within Commercial Real Estate, equipment lease financing solutions (through SunTrust Equipment Finance & Leasing) and corporate insurance premium financing (through Premium Assignment Corporation) are also managed within CIB.

•
Commercial & Business Banking offers an array of traditional banking products and investment banking services as needed by clients in the commercial, dealer services (financing dealer floor plan inventories), not-for-profit and government, and small business sectors.

Notes to Consolidated Financial Statements (Unaudited), continued

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

•
Treasury & Payment Solutions provides all of SunTrust business clients with services required to manage their payments and receipts combined with the ability to manage and optimize their deposits across all aspects of their business. Treasury & Payment Solutions operates all electronic and paper payment types, including card, wire transfer, ACH, check, and cash, plus provides clients the means to manage their accounts electronically online both domestically and internationally.

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
For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•
Net interest income – Net interest income is presented on a FTE basis to make tax-exempt assets comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to corporate balance sheet management strategies.

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. Prior year results have been restated to reflect the transfer of branch-managed business banking clients from Wholesale Banking to Consumer Banking and Private Wealth Management.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,012	$66,498	$32,711	$26,880	$1,436	$172,537
Average total liabilities	84,791	46,561	4,429	15,609	(125)	151,265
Average total equity	—	—	—	—	21,272	21,272

Statements of Income/(loss):
Net interest income	$646	$397	$141	$72	($45)	$1,211
FTE adjustment	—	29	—	2	—	31
Net interest income - FTE [1]	646	426	141	74	(45)	1,242
Provision for credit losses [2]	99	18	61	—	(32)	146
Net interest income after provision for credit losses	547	408	80	74	(13)	1,096
Total noninterest income	372	333	131	26	(4)	858
Total noninterest expense	690	405	339	(33)	(4)	1,397
Income/(loss) before provision/(benefit) for income taxes	229	336	(128)	133	(13)	557
Provision/(benefit) for income taxes [3]	84	105	(52)	43	(3)	177
Net income/(loss) including income attributable to noncontrolling interest	145	231	(76)	90	(10)	380
Net income attributable to noncontrolling interest	—	1	—	2	—	3
Net income/(loss)	$145	$230	($76)	$88	($10)	$377

	Three Months Ended June 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,161	$63,870	$35,787	$29,324	$1,773	$177,915
Average total liabilities	85,333	45,987	4,347	21,956	(180)	157,443
Average total equity	—	—	—	—	20,472	20,472

Statements of Income/(loss):
Net interest income	$682	$376	$131	$94	($9)	$1,274
FTE adjustment	—	32	—	1	(1)	32
Net interest income - FTE [1]	682	408	131	95	(10)	1,306
Provision for credit losses [2]	128	57	165	—	(50)	300
Net interest income/(loss) after provision for credit losses	554	351	(34)	95	40	1,006
Total noninterest income	389	334	179	40	(2)	940
Total noninterest expense	756	450	343	(2)	(1)	1,546
Income/(loss) before provision/(benefit) for income taxes	187	235	(198)	137	39	400
Provision/(benefit) for income taxes [3]	67	67	(82)	53	18	123
Net income/(loss) including income attributable to noncontrolling interest	120	168	(116)	84	21	277
Net income attributable to noncontrolling interest	—	—	—	3	(1)	2
Net income/(loss)	$120	$168	($116)	$81	$22	$275
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,065	$66,083	$32,947	$26,578	$1,502	$172,175
Average total liabilities	85,096	46,873	4,383	14,754	(126)	150,980
Average total equity	—	—	—	—	21,195	21,195

Statements of Income/(loss):
Net interest income	$1,293	$783	$269	$157	($70)	$2,432
FTE adjustment	—	58	—	3	—	61
Net interest income - FTE [1]	1,293	841	269	160	(70)	2,493
Provision for credit losses [2]	207	46	152	—	(47)	358
Net interest income after provision for credit losses	1,086	795	117	160	(23)	2,135
Total noninterest income	729	639	329	31	(7)	1,721
Total noninterest expense	1,392	801	609	(35)	(7)	2,760
Income/(loss) before provision/(benefit) for income taxes	423	633	(163)	226	(23)	1,096
Provision/(benefit) for income taxes [3]	155	195	(67)	71	4	358
Net income/(loss) including income attributable to noncontrolling interest	268	438	(96)	155	(27)	738
Net income attributable to noncontrolling interest	—	4	—	5	—	9
Net income/(loss)	$268	$434	($96)	$150	($27)	$729

	Six Months Ended June 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,114	$63,343	$35,511	$30,077	$1,340	$177,385
Average total liabilities	85,059	47,017	4,088	21,182	(325)	157,021
Average total equity	—	—	—	—	20,364	20,364

Statements of Income/(loss):
Net interest income	$1,367	$746	$257	$221	($6)	$2,585
FTE adjustment	—	61	—	2	—	63
Net interest income - FTE [1]	1,367	807	257	223	(6)	2,648
Provision for credit losses [2]	292	148	331	—	(154)	617
Net interest income/(loss) after provision for credit losses	1,075	659	(74)	223	148	2,031
Total noninterest income	761	664	336	61	(6)	1,816
Total noninterest expense	1,528	897	676	(7)	(7)	3,087
Income/(loss) before provision/(benefit) for income taxes	308	426	(414)	291	149	760
Provision/(benefit) for income taxes [3]	111	116	(168)	102	62	223
Net income/(loss) including income attributable to noncontrolling interest	197	310	(246)	189	87	537
Net income attributable to noncontrolling interest	—	8	—	5	(1)	12
Net income/(loss)	$197	$302	($246)	$184	$88	$525
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME
AOCI was calculated as follows:

	Three Months Ended June 30
	2013			2012
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, beginning balance	$310	($125)	$185	$2,624	($950)	$1,674
Unrealized (losses)/gains on AFS securities:
Unrealized net (losses)/gains	(605)	223	(382)	236	(85)	151
Less: reclassification adjustment for realized gains	—	—	—	(14)	5	(9)
Unrealized (losses)/gains on cash flow hedges:
Unrealized net (losses)/gains	(45)	18	(27)	14	(7)	7
Less: reclassification adjustment for realized gains	(100)	36	(64)	(121)	45	(76)
Change related to employee benefit plans	8	(3)	5	(6)	2	(4)
AOCI, ending balance	($432)	$149	($283)	$2,733	($990)	$1,743

	Six Months Ended June 30
	2013			2012
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, beginning balance	$506	($197)	$309	$2,744	($995)	$1,749
Unrealized (losses)/gains on AFS securities:
Unrealized net (losses)/gains	(718)	264	(454)	331	(119)	212
Less: reclassification adjustment for realized gains	(2)	1	(1)	(32)	12	(20)
Unrealized (losses)/gains on cash flow hedges:
Unrealized net (losses)/gains	(45)	17	(28)	6	(5)	1
Less: reclassification adjustment for realized gains	(214)	79	(135)	(272)	101	(171)
Change related to employee benefit plans	41	(15)	26	(44)	16	(28)
AOCI, ending balance	($432)	$149	($283)	$2,733	($990)	$1,743

Notes to Consolidated Financial Statements (Unaudited), continued

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Affected line item in the Consolidated Statements of Income
Details about AOCI components	2013	2012	2013	2012
Realized gains on AFS securities:
	$—	($14)	($2)	($32)	Net securities gains
	—	5	1	12	Provision for income taxes
	$—	($9)	($1)	($20)
Gains on cash flow hedges:
	($100)	($121)	($214)	($272)	Interest and fees on loans
	36	45	79	101	Provision for income taxes
	($64)	($76)	($135)	($171)
Change related to employee benefit plans:
Amortization of actuarial losses	$6	$6	$13	$12	Employee benefits
	2	(12)	28	(56)	Other assets/other liabilities [1]
	8	(6)	41	(44)
	(3)	2	(15)	16	Provision for income taxes
	$5	($4)	$26	($28)
1 This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10−K).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding (i) future levels of net charge-offs and the trend in net charge-offs, noninterest and cyclical expenses, the efficiency ratio, expected income from interest rate swaps, the early stage delinquency ratio, provision expense, the ALLL, NPLs, volatility in the repurchase demands, full file requests, mortgage repurchase provision, mortgage production income including refinance and repurchase volumes, gain on sale margins, MSR value, other real estate expense, gains on sales of OREO properties, loan growth including growth in income-producing commercial real estate loan production, and the provision for income taxes; (ii) the impact to net income available to common shareholders due to lower provisions as credit quality continues to improve; (iii) the contribution of interest rate swaps to net interest income; (iv) future levels of net interest margin, and the contribution of a steeper yield curve to net interest margin and net interest income; (v) the performance of the residential real estate portfolio; (vi) our expectations regarding Federal Reserve treatment, and the timing of such treatment, of our hybrid capital elements and the effect of such treatment on our regulatory capital ratios, and of our current capital levels under future Federal Reserve capital requirements; and (vii) future improvements in our overall asset quality; are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K and in Part II, "Item 1A. Risk Factors" of this report, and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: our framework for managing risks may not be effective in mitigating risk and loss to us; as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may face certain risks as a servicer of loans, or also may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; as a financial services company, changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; changes which are being considered in the method for determining LIBOR may affect the value of debt securities and other financial obligations held or issued by SunTrust that are linked to LIBOR, or may affect the Company's financial condition or results of operations; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even from inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).
We are a leading provider of financial services, particularly in the Southeastern United States, and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services.
The following analysis of our financial performance for the three and six months ended June 30, 2013, should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our 2012 Annual Report on Form 10-K. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the June 30, 2013 presentation. In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1, "Selected Quarterly Financial Data."

EXECUTIVE OVERVIEW
Economic and regulatory
Moderate economic growth continued in the second quarter of 2013 driven by improvement in labor market conditions, increased household spending, and further strengthening of many housing markets in which we operate. Household spending continued to moderately increase as consumer confidence increased to its highest level since 2008 and borrowing costs remained at relatively low levels. Compared to December 31, 2012, the housing market continued to strengthen as demonstrated by continued price increases, favorable shifts in supply and demand, and some encouraging signs from certain homebuilding activities. However, uncertainty remained about the strength of economic growth amidst a continued elevated unemployment rate that ended the quarter at 7.6%, unchanged from the first quarter and only slightly below the December 31, 2012 level. Further, the global economy continued to recover unevenly as concerns remained over the economic health of the European Union and reports of slowing growth in emerging markets. While some actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty about the sustained financial health of certain European countries continued to exist.
During the second quarter of 2013, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of executing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to its portfolio. However, the Federal Reserve indicated it is prepared to increase or reduce the pace of its purchases as the outlook for the labor market or inflation changes. During the second quarter, driven in large part by the financial markets' expectations regarding future Federal Reserve monetary policy actions, certain market interest rates increased and the yield curve steepened. See additional discussion regarding the second quarter interest rate increase in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A. The Federal Reserve outlook includes moderate economic growth, a gradual decline in unemployment, and the expectation of stable longer-term inflation.
Capital
During the first quarter, we announced capital plans in conjunction with the 2013 CCAR process and completion of the Federal Reserve's review of our capital plan. Accordingly, during the second quarter we increased the quarterly common stock dividend to $0.10 per common share, which is a $0.05 per common share increase from the prior quarter. Additionally, we repurchased $50 million of our common stock during the second quarter and have plans to repurchase an additional $150 million of our outstanding common stock through the first quarter of 2014.

Our capital remained strong at June 30, 2013, as earnings during the first half of the year drove a $655 million increase in our Tier 1 common equity, and our Tier 1 common equity ratio improved to 10.19% compared to 10.04% at December 31, 2012. Our Tier 1 capital and total capital ratios were 11.24% and 13.43%, respectively, compared to 11.13% and 13.48%, respectively, at December 31, 2012. Overall, our capital remains well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk Management” sections of this MD&A.
The Federal Reserve issued final rules on July 2, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015 and, based on our current analysis of the rules, we believe that our RWA would increase primarily due to increased risk-weightings for commercial real estate, MSRs, and certain on and off balance sheet exposures, resulting in a decline in our capital ratios. Based on our current and ongoing analysis of the recently published rules, we estimate our current Basel III Tier 1 common ratio, on a fully phased-in basis, would be approximately 9.5%, which would be in compliance with the requirements. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion in the "Capital Resources" section of this MD&A.

Financial performance
Continued credit quality improvement and a significant decrease in expenses drove improvement in our earnings during the second quarter compared to the same period in the prior year. Net income available to common shareholders during the second quarter of 2013 was $365 million, or $0.68 per average diluted common share, compared to $270 million, or $0.50 per average diluted common share for the second quarter of 2012. Total revenue declined moderately as a result of the continued challenging interest rate environment, but offsetting the decline was a 51% decline in the provision for credit losses and a 10% reduction in noninterest expenses. Lower revenues were driven by a 5% decrease in net interest income primarily due to lower rates earned on average earning assets, which were partially offset by lower rates paid on average interest bearing liabilities and a reduction in average long-term debt. As a result, our net interest margin declined by 14 basis points compared to the second quarter of 2012. The decrease in the provision for credit losses was attributable to improved credit quality, while the decrease in noninterest expenses was driven by the abatement of cyclically high credit-related costs and our ongoing efficiency improvement efforts. During the first six months of 2013, our efficiency and tangible efficiency ratios both improved over 300 basis points compared to the first six months of 2012.
During the first six months of 2013 net income available to common shareholders was $705 million, or $1.31 per average diluted common share, compared to $515 million, or $0.96 per average diluted common share, during the first six months of 2012. The results for the first six months of 2013 compared to the same period of last year were also driven by moderately lower revenue, offset by significantly lower provision for credit losses and an 11% decline in noninterest expenses due to the same factors as discussed for the quarter. As credit metrics are now at lower absolute levels, the favorable impact to net income available to common shareholders due to lower provisions for credit losses is expected to be less substantial in future periods.
Our asset quality metrics continued to improve during 2013, as NPLs, NPAs, and net charge-offs all declined to five year lows. Total NPLs continued the downward trend from 2012 with a decline of 26% from December 31, 2012, driven by reduced inflows into nonaccrual, continuing resolution of problem loans, and return to accruing status of approximately $220 million of loans previously discharged in Chapter 7 bankruptcy that exhibited a period of sustained payment performance since being discharged. Declines in NPLs were experienced in most categories, with the largest declines coming from the residential portfolio driven by the Chapter 7 bankruptcy loans. In the third quarter, we expect NPLs will continue to trend lower. OREO declined 25% compared to year end, totaling 0.1% of total assets at June 30, 2013, which was the result of continued disposition of properties, coupled with a moderation of inflows. Our accruing restructured loan portfolio increased compared to December 31, 2012, primarily as a result of the Chapter 7 bankruptcy loans returning to accruing status. However, the accruing restructured portfolio continued to exhibit strong payment performance with 96% current on principal and interest payments at June 30, 2013. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first six months of 2013, both in total and when excluding government-guaranteed loan delinquencies.
At June 30, 2013, the ALLL ratio was 1.75% of total loans, a decline of five basis points compared to December 31, 2012. The provision for loan losses decreased 50% and net charge-offs decreased 49% during the second quarter of 2013 compared to the second quarter of 2012. Provision for loan losses was down 42% and net charge-offs decreased 48% during the first six months of 2013 compared to the first six months of 2012. The declines during 2013 were the result of improved credit quality. Annualized net charge-offs to total average loans was 0.59% and 0.67% during the second quarter and first six months of 2013, respectively, driven by decreases in charge-offs within each loan segment. In the third quarter, we expect net charge-offs will remain relatively stable compared to the second quarter. Overall, the improved credit metrics have been driven by fewer delinquencies, lower loss severities, and higher prices upon disposition of foreclosed assets, all of which are benefits of an improving housing market. We anticipate future improvements in our overall asset quality will likely be driven by residential loans, as the commercial and consumer portfolios are already at or near normalized levels. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans decreased 2% and 1% during the second quarter and first six months of 2013, respectively, compared to the same periods of 2012. The declines during these periods were a result of lower federally guaranteed student and residential mortgage loan balances due primarily to sales in the second half of 2012, predominantly offset by ongoing growth in C&I loans and our consumer portfolio, excluding guaranteed student loans. Also driving the decline in average loans in both periods was the significant decrease in average NPLs primarily due to our continued resolution efforts and NPL sales in 2012. The percentage of our total loan portfolio that is government-guaranteed was 7% at June 30, 2013. We remain committed to providing financing and fulfilling the credit needs in the communities that we serve and are focused on extending credit to qualified borrowers. To that end, during the first six months of 2013, we extended approximately $48 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients, an increase of 9% from the first six months of 2012. Overall, loan demand remains moderate, but healthy commercial loan pipelines during the second quarter and gradual improvement in consumer and business confidence provide indications of potential future improvement.
Average consumer and commercial deposits increased 1% during the second quarter and the first six months of 2013 compared to the same periods in 2012, respectively. The increase during both periods was primarily the result of an increase in noninterest-bearing DDAs and lower cost NOW accounts, partially offset by a decrease in higher cost time deposits. Average time deposits declined 17% and 18% from the second quarter and first six months of 2012, respectively, as a result of the consumer shift from higher cost to lower cost deposits. The increase over the prior year periods in average consumer and commercial deposits allowed us to further reduce our wholesale and short-term borrowings. Specifically, during the second quarter and first six months of 2013, we reduced our higher-cost wholesale funding sources, primarily long-term debt, on average, by 29% and 24%, respectively, compared to the same periods in 2012. Additionally, we reduced our average other short-term borrowings by 22% and 43% compared to the second quarter and first six months of 2012, respectively. See additional discussions in the "Net Interest Income/Margin" and "Borrowings" sections of this MD&A.

Total revenue, on an FTE basis, decreased 7% and 6% compared to the second quarter and first six months of 2012, respectively, driven by lower net interest income, as a result of the continued low interest rate environment, and a decrease in noninterest income, driven by a decline in mortgage-related revenue. Net interest income, on an FTE basis, decreased 5% and 6% compared to the second quarter and first six months of 2012, respectively, due to a decrease in our commercial loan swap-related income, the continued low interest rate environment, and lower average earning assets. Additionally, a 67 and 64 basis point decline in yields on AFS securities compared to the second quarter and first six months of 2012, respectively, contributed to the decrease in net interest income. Partially offsetting these declines in asset yields was a decrease in rates paid on interest-bearing liabilities due to the consumer shift to lower cost deposit products as well as a significant decline in our long-term debt expense. Our net interest margin was 3.25% for the second quarter of 2013, compared to 3.39% for the second quarter of 2012 and was 3.29% during the first six months of 2013 compared to 3.44% during the same period in 2012. The decline in margin was due to the same factors as noted in the decline in net interest income.
Noninterest income decreased 9% and 5% compared to the second quarter and first six months of 2012, respectively, driven by decreases in mortgage servicing related income, trading income, other charges and fees, and securities gains, largely offset by a lower mortgage repurchase provision and an increase in investment banking income. Mortgage servicing related income decreased as a result of less favorable net hedge performance, as well as lower servicing fees due to the decline in the servicing portfolio. The mortgage repurchase provision decreased $140 million and $301 million compared to the second quarter and first six months of 2012, respectively, as a result of the third quarter 2012 increase in the mortgage repurchase reserve to a level that reflects estimated losses of remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales. Noninterest expense decreased 10% and 11% compared to the second quarter and first six months of 2012, respectively, with about half of the decline driven by lower core operating costs including compensation, consulting, and legal, and the balance due to a significant reduction in credit-related expenses. Decreases in OREO expense drove the decline in credit-related expense, and the elimination of certain expenses associated with the Independent Foreclosure Review drove the decline in legal and consulting expense. The decrease in employee compensation was largely attributable to the reduction in full-time equivalent employees.
Compared to the first quarter of 2013, net income available to common shareholders increased 7%, driven by improvement in credit quality as reflected in the 31% decrease in the provision for credit losses that offset slightly lower revenue and slightly higher expenses. The decline in revenue was a result of lower net interest income, driven by a reduction in commercial loan swap income, partially offset by an additional business day and modestly higher earning assets. Additionally, noninterest income declined due to a decrease in mortgage-related income, predominantly all of which was the result of lower gain on sale margins and a decline in net hedge performance, both of which were affected by the mortgage interest rate volatility in the quarter. Largely offsetting the decrease in mortgage-related income was a broad based increase in other fee income categories, led by a 37% increase in investment banking income and an increase in wealth management-related revenue. Noninterest expenses increased $34 million, or 2%, during the quarter as core operating costs were well controlled, but more volatile cyclical costs increased, driven by a specific mortgage-related legal matter and higher collection expenses related to continued resolution of defaulted mortgages, partially offset by seasonally lower employee benefits expense and a decline in FDIC expenses. Despite the increase in noninterest expenses during the quarter, we expect the cyclical expenses to continue to decline over time and our focus on achieving our efficiency ratio objectives remains high. While the efficiency ratio increased from the first quarter due to cyclical cost increases and the modest revenue decline, we remain committed to achieving an approximate 65% tangible efficiency ratio in 2013 and to our long-term target of below 60%. See additional discussion of our financial performance in this MD&A.
Line of Business Highlights

Net income improved during the second quarter and first six months of 2013 in Consumer Banking and Private Wealth Management compared to the same periods in 2012. Reductions in expenses and provision for credit losses offset lower revenue to drive the 21% and 36% increase in net income over the second quarter and first six months of 2012, respectively. The improvement in credit quality, most notably in our home equity portfolio, drove the decrease in the provision for credit losses. The reduction in expenses was driven by changes to our staffing model and retail branch network as a result of clients increasingly utilizing self-service channels. The decrease in expenses drove the 296 and 227 basis point improvements in our efficiency and tangible efficiency ratios, respectively, compared to the first six months of 2012.

Wholesale Banking reported strong results in 2013 that included improved net income compared to the second quarter and first six months of 2012 that was led by slightly improved revenue as a result of increased net interest income and decreases in the provision for credit losses and noninterest expense. Credit quality improvement in our CRE portfolio drove a 68% and 69% decrease in the provision for credit losses compared to the second quarter and first six months of 2012, respectively. Noninterest expenses decreased 10% and 11% compared to the second quarter and first six months of 2012, resulting in efficiency and tangible efficiency ratios below 60%. The efficiency and tangible efficiency ratio improved 687 and 633 basis points, respectively, compared to the first six months of 2012.

Mortgage Banking results improved significantly compared to the second quarter and first six months of 2012, primarily due to decreases in the provision for credit losses, the mortgage repurchase provision, and noninterest expenses, along with a slight increase in net interest income. Decreases in provisions and expenses were a result of improved credit quality and a continued improvement in the operating environment. The expense decreases helped to mitigate the lower gain on sale margins in 2013 compared to the high levels realized in 2012. Despite the lower margins, revenue on new originations was strong as mortgage production volume was at its highest level since the third quarter of 2009 and increased 10% and 13% compared to the second quarter and first six months of 2012, respectively, led by an increase of 14% and 18% in refinance activity in the second quarter and first six months of 2013, respectively, compared to the same periods in 2012. However, we expect the refinance volume to abate during the second half of 2013, but we believe purchase volume is gaining momentum, albeit not currently at a rate to offset expected refinance declines, with an increase of 3% during the second quarter of 2013 compared to the same quarter in 2012.

Additional information related to performance of our segments during the quarter can be found in Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first half of 2013 and 2012, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA				Table 1
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2013	2012	2013	2012
Summary of Operations:
Interest income	$1,347	$1,492	$2,706	$3,026
Interest expense	136	218	274	441
Net interest income	1,211	1,274	2,432	2,585
Provision for credit losses	146	300	358	617
Net interest income after provision for credit losses	1,065	974	2,074	1,968
Noninterest income	858	940	1,721	1,816
Noninterest expense	1,397	1,546	2,760	3,087
Income before provision for income taxes	526	368	1,035	697
Provision for income taxes	146	91	297	160
Net income attributable to noncontrolling interest	3	2	9	12
Net income	$377	$275	$729	$525
Net income available to common shareholders	$365	$270	$705	$515

Net interest income - FTE	$1,242	$1,306	$2,493	$2,648
Total revenue - FTE	2,100	2,246	4,214	4,464
Total revenue - FTE, excluding net securities gains [1]	2,100	2,232	4,212	4,432
Net income per average common share:
Diluted	0.68	0.50	1.31	0.96
Basic	0.68	0.51	1.32	0.97
Dividends paid per average common share	0.10	0.05	0.15	0.10
Book value per common share	37.65	37.69
Tangible book value per common share [2]	26.08	26.02
Selected Average Balances
Total assets	$172,537	$177,915	$172,175	$177,385
Earning assets	153,495	154,890	152,986	154,757
Loans	121,372	123,365	121,128	122,954
Consumer and commercial deposits	126,579	125,885	127,114	125,864
Brokered time and foreign deposits	2,075	2,243	2,122	2,258
Total shareholders’ equity	21,272	20,472	21,195	20,364
Average common shares - diluted (thousands)	539,763	537,495	539,812	536,951
Average common shares - basic (thousands)	535,172	533,964	535,425	533,532
Financial Ratios (Annualized)
ROA	0.88%	0.62%	0.85%	0.59%
ROE	7.12	5.37	6.95	5.16
Net interest margin - FTE	3.25	3.39	3.29	3.44
Efficiency ratio [3]	66.56	68.83	65.50	69.17
Tangible efficiency ratio [4]	66.27	68.33	65.21	68.67
Total average shareholders’ equity to total average assets	12.33	11.51	12.31	11.48
Tangible equity to tangible assets [5]	8.95	8.31
Capital adequacy at period end
Tier 1 common equity	10.19%	9.40%
Tier 1 capital	11.24	10.15
Total capital	13.43	12.84
Tier 1 leverage	9.40	8.15

SELECTED QUARTERLY FINANCIAL DATA, continued
(Dollars in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Reconcilement of Non-U.S. GAAP Measures
Net interest income	$1,211	$1,274	$2,432	$2,585
FTE adjustment	31	32	61	63
Net interest income - FTE	1,242	1,306	2,493	2,648
Noninterest income	858	940	1,721	1,816
Total revenue - FTE	2,100	2,246	4,214	4,464
Securities gains, net	—	(14)	(2)	(32)
Total revenue - FTE excluding securities gains, net [1]	$2,100	$2,232	$4,212	$4,432

Efficiency ratio [3]	66.56%	68.83%	65.50%	69.17%
Impact of excluding amortization of intangible assets	(0.29)	(0.50)	(0.29)	(0.50)
Tangible efficiency ratio [4]	66.27%	68.33%	65.21%	68.67%

	June 30, 2013	June 30, 2012
Total shareholders’ equity	$21,007	$20,568
Goodwill, net of deferred taxes of $174 and $156, respectively	(6,195)	(6,220)
Other intangible assets, net of deferred taxes of $4 and $10, respectively, and MSRs	(1,240)	(929)
MSRs	1,199	865
Tangible equity	14,771	14,284
Preferred stock	(725)	(275)
Tangible common equity	$14,046	$14,009
Total assets	$171,546	$178,257
Goodwill	(6,369)	(6,376)
Other intangible assets including MSRs	(1,244)	(939)
MSRs	1,199	865
Tangible assets	$165,132	$171,807
Tangible equity to tangible assets [5]	8.95%	8.31%
Tangible book value per common share [2]	$26.08	$26.02
Total loans	$122,031	$124,560
Government guaranteed loans	(9,053)	(12,911)
Loans held at fair value	(339)	(406)
Total loans, excluding government guaranteed and fair value loans	$112,639	$111,243
Allowance to total loans, excluding government guaranteed and fair value loans [6]	1.89%	2.07%

(Dollars in billions)	June 30, 2013
Reconciliation of Tier 1 Common Equity Ratio
Tier 1 Common Equity - Basel I	$14.2
Adjustments from Basel I to Basel III [7]	—
Tier 1 Common Equity - Basel III [8]	14.2

RWA - Basel I	139.0
Adjustments from Basel I to Basel III [9]	9.7
RWA - Basel III [8]	148.7
Tier 1 Common Equity Ratio:
Basel I	10.2%
Basel III [8]	9.5
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
7Primarily relates to the impacts of mortgage servicing assets essentially offset by certain disallowed DTAs.
8The Basel III calculations of Tier 1 common equity, RWA, and the Tier 1 common equity ratio are based upon our current interpretation of the final Basel III rules issued by the Federal Reserve in July 2013, on a fully phased in basis.
9The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for certain commercial loans, unfunded commitments, and mortgage servicing assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease)
	June 30, 2013			June 30, 2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
C&I - FTE [2]	$54,490	$544	4.01%	$50,798	$578	4.58%	$3,692	(0.57)
Commercial real estate	4,262	35	3.27	4,582	42	3.65	(320)	(0.38)
Commercial construction	628	5	3.47	862	8	3.85	(234)	(0.38)
Residential mortgages - guaranteed	3,768	27	2.86	5,853	47	3.19	(2,085)	(0.33)
Residential mortgages - nonguaranteed	22,470	242	4.30	22,707	260	4.59	(237)	(0.29)
Home equity products	14,358	131	3.65	15,066	138	3.69	(708)	(0.04)
Residential construction	559	8	5.46	707	9	5.11	(148)	0.35
Guaranteed student loans	5,339	50	3.78	7,195	69	3.84	(1,856)	(0.06)
Other direct	2,434	27	4.41	2,186	24	4.37	248	0.04
Indirect	11,073	94	3.41	10,288	99	3.88	785	(0.47)
Credit cards	617	15	9.80	537	14	10.35	80	(0.55)
Nonaccrual[3]	1,374	9	2.76	2,584	6	1.00	(1,210)	1.76
Total loans[4]	121,372	1,187	3.92	123,365	1,294	4.22	(1,993)	(0.30)
Securities available for sale:
Taxable	22,834	141	2.46	22,569	176	3.13	265	(0.67)
Tax-exempt - FTE[2]	263	3	5.18	375	5	5.32	(112)	(0.14)
Total securities available for sale - FTE	23,097	144	2.49	22,944	181	3.16	153	(0.67)
Federal funds sold and securities borrowed or purchased under agreements to resell	1,107	—	—	924	—	0.01	183	(0.01)
LHFS	3,540	29	3.26	3,352	31	3.65	188	(0.39)
Interest-bearing deposits	21	—	0.06	22	—	0.26	(1)	(0.20)
Interest earning trading assets	4,358	18	1.60	4,283	18	1.67	75	(0.07)
Total earning assets	153,495	1,378	3.60	154,890	1,524	3.96	(1,395)	(0.36)
ALLL	(2,143)			(2,323)			180
Cash and due from banks	4,453			4,721			(268)
Other assets	14,346			15,260			(914)
Noninterest earning trading assets	1,699			2,230			(531)
Unrealized gains on securities available for sale	687			3,137			(2,450)
Total assets	$172,537			$177,915			($5,378)
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$26,015	$4	0.06%	$24,957	$6	0.10%	$1,058	(0.04)
Money market accounts	41,850	13	0.13	41,950	24	0.23	(100)	(0.10)
Savings	5,808	1	0.05	5,169	1	0.11	639	(0.06)
Consumer time	9,163	26	1.15	10,997	40	1.47	(1,834)	(0.32)
Other time	5,036	17	1.34	6,193	25	1.63	(1,157)	(0.29)
Total interest-bearing consumer and commercial deposits	87,872	61	0.28	89,266	96	0.43	(1,394)	(0.15)
Brokered time deposits	2,038	14	2.54	2,211	22	3.88	(173)	(1.34)
Foreign deposits	37	—	0.13	32	—	0.18	5	(0.05)
Total interest-bearing deposits	89,947	75	0.33	91,509	118	0.52	(1,562)	(0.19)
Funds purchased	657	—	0.10	810	—	0.11	(153)	(0.01)
Securities sold under agreements to repurchase	1,879	1	0.13	1,646	1	0.18	233	(0.05)
Interest-bearing trading liabilities	751	4	2.29	751	4	2.36	—	(0.07)
Other short-term borrowings	5,422	3	0.24	6,942	5	0.27	(1,520)	(0.03)
Long-term debt[4]	9,700	53	2.19	13,657	90	2.65	(3,957)	(0.46)
Total interest-bearing liabilities	108,356	136	0.50	115,315	218	0.76	(6,959)	(0.26)
Noninterest-bearing deposits	38,707			36,619			2,088
Other liabilities	3,702			4,337			(635)
Noninterest-bearing trading liabilities	500			1,172			(672)
Shareholders’ equity	21,272			20,472			800
Total liabilities and shareholders’ equity	$172,537			$177,915			($5,378)
Interest Rate Spread			3.10%			3.20%		(0.10)
Net interest income - FTE[4]		$1,242			$1,306
Net Interest Margin[5]			3.25%			3.39%		(0.14)
1Interest income includes loan fees of $44 million and $31 million for the three months ended June 30, 2013 and 2012, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $31 million and $32 million for the three months ended June 30, 2013 and 2012, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $106 million and $125 million for the three months ended June 30, 2013 and 2012, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (cont.)
	Six Months Ended						Increase/(Decrease)
	June 30, 2013			June 30, 2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
C&I - FTE [2]	$54,129	$1,101	4.10%	$50,170	$1,176	4.72%	$3,959	(0.62)
Commercial real estate	4,177	70	3.38	4,660	86	3.69	(483)	(0.31)
Commercial construction	645	12	3.61	891	17	3.87	(246)	(0.26)
Residential mortgages - guaranteed	3,922	54	2.73	6,166	99	3.22	(2,244)	(0.49)
Residential mortgages - nonguaranteed	22,428	479	4.27	22,327	519	4.65	101	(0.38)
Home equity products	14,361	260	3.64	15,174	279	3.70	(813)	(0.06)
Residential construction	587	15	5.02	722	18	5.12	(135)	(0.10)
Guaranteed student loans	5,368	102	3.85	7,252	140	3.88	(1,884)	(0.03)
Other direct	2,416	53	4.42	2,143	47	4.41	273	0.01
Indirect	11,035	190	3.47	10,200	200	3.94	835	(0.47)
Credit cards	617	30	9.66	541	29	10.47	76	(0.81)
Nonaccrual[3]	1,443	20	2.84	2,708	14	1.03	(1,265)	1.81
Total loans[4]	121,128	2,386	3.97	122,954	2,624	4.29	(1,826)	(0.32)
Securities available for sale:
Taxable	22,524	280	2.50	23,409	366	3.13	(885)	(0.63)
Tax-exempt - FTE[2]	278	7	5.20	398	11	5.37	(120)	(0.17)
Total securities available for sale - FTE	22,802	287	2.53	23,807	377	3.17	(1,005)	(0.64)
Federal funds sold and securities borrowed or purchased under agreements to resell	1,099	—	0.02	827	—	0.02	272	—
LHFS	3,646	60	3.28	3,001	55	3.67	645	(0.39)
Interest-bearing deposits	21	—	0.09	21	—	0.24	—	(0.15)
Interest earning trading assets	4,290	34	1.57	4,147	33	1.58	143	(0.01)
Total earning assets	152,986	2,767	3.65	154,757	3,089	4.01	(1,771)	(0.36)
ALLL	(2,160)			(2,375)			215
Cash and due from banks	4,457			4,642			(185)
Other assets	14,344			15,076			(732)
Noninterest earning trading assets	1,808			2,245			(437)
Unrealized gains on securities available for sale	740			3,040			(2,300)
Total assets	$172,175			$177,385			($5,210)
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$26,198	$9	0.07%	$25,110	$12	0.10%	$1,088	(0.03)
Money market accounts	42,419	29	0.14	42,219	49	0.23	200	(0.09)
Savings	5,669	2	0.06	5,015	3	0.11	654	(0.05)
Consumer time	9,291	53	1.15	11,234	84	1.50	(1,943)	(0.35)
Other time	5,140	34	1.35	6,281	52	1.66	(1,141)	(0.31)
Total interest-bearing consumer and commercial deposits	88,717	127	0.29	89,859	200	0.45	(1,142)	(0.16)
Brokered time deposits	2,062	27	2.58	2,238	45	3.96	(176)	(1.38)
Foreign deposits	60	—	0.14	20	—	0.17	40	(0.03)
Total interest-bearing deposits	90,839	154	0.34	92,117	245	0.53	(1,278)	(0.19)
Funds purchased	686	—	0.10	840	1	0.11	(154)	(0.01)
Securities sold under agreements to repurchase	1,793	2	0.16	1,640	1	0.16	153	—
Interest-bearing trading liabilities	737	8	2.25	641	7	2.10	96	0.15
Other short-term borrowings	4,576	6	0.26	8,056	9	0.23	(3,480)	0.03
Long-term debt[4]	9,530	104	2.20	12,507	178	2.87	(2,977)	(0.67)
Total interest-bearing liabilities	108,161	274	0.51	115,801	441	0.77	(7,640)	(0.26)
Noninterest-bearing deposits	38,397			36,005			2,392
Other liabilities	3,874			4,116			(242)
Noninterest-bearing trading liabilities	548			1,099			(551)
Shareholders’ equity	21,195			20,364			831
Total liabilities and shareholders’ equity	$172,175			$177,385			($5,210)
Interest Rate Spread			3.14%			3.24%		(0.10)
Net interest income - FTE[4]		$2,493			$2,648
Net Interest Margin[5]			3.29%			3.44%		(0.15)
1Interest income includes loan fees of $71 million and $55 million for the six months ended June 30, 2013 and 2012, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $61 million and $63 million for the six months ended June 30, 2013 and 2012, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $225 million and $281 million for the six months ended June 30, 2013 and 2012, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Second Quarter of 2013
Net interest income, on an FTE basis, was $1.2 billion during the second quarter of 2013, a decrease of $64 million, or 5%, from the second quarter of 2012. The decrease was predominantly driven by ongoing compression in earning asset yields, particularly in loans and securities AFS, as a result of the low interest rate environment, a reduction in our commercial loan swap-related income, lower earning assets, and the forgone Coke dividend income as a result of the sale and contribution of our Coke common stock during the third quarter of 2012. These factors were partially offset by a favorable shift in the deposit mix to lower cost products from higher cost products, lower rates paid on deposits, and a significant reduction in our long-term debt expense. As a result of these changes, net interest margin decreased 14 basis points to 3.25% during the second quarter of 2013, compared to 3.39% during the second quarter of 2012.
Average earning assets decreased by $1.4 billion, or 1%, compared to the second quarter of 2012, driven by a $2.0 billion, or 2%, reduction in average loans, partially offset by an increase of $153 million, or 1%, in our average securities AFS portfolio and a $188 million, or 6%, increase in average LHFS. The decline in average loans was largely due to sales of government guaranteed residential mortgages and student loans during 2012. Average nonaccrual loans also declined 47%, driven by ongoing credit quality improvement and the sales of NPLs during 2012. These decreases were partially offset by growth in C&I loans of $3.7 billion, or 7%, primarily driven by our large corporate and middle market borrowers, and consumer loans, excluding guaranteed student loans, which increased approximately 9% compared to the second quarter of 2012.
Yields on earning assets declined 36 basis points to 3.60% during the second quarter of 2013, compared to 3.96% during the second quarter of 2012. The yield on our securities AFS portfolio during the second quarter of 2013 was 2.49%, a decrease of 67 basis points, and our loan portfolio yielded 3.92%, down 30 basis points from the second quarter of 2012. The yield declines were primarily driven by the low interest rate environment and, for loans, by lower commercial loan swap-related income and, for securities, by the foregone dividend income on the Coke common stock.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2013, the outstanding notional balance of active swaps was $17.3 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $13.4 billion at June 30, 2012. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Swap-related interest income declined to $100 million during the second quarter of 2013 from $120 million during the same period in 2012. The $20 million decline was primarily due to a decline in income from the maturity of $2.1 billion of active swaps during the second quarter of 2013 and $9.0 billion of previously terminated swaps that reached their original maturity date during 2012 and 2013. We added $2.0 billion of new pay variable-receive fixed commercial loan swaps in the second quarter of 2013 after interest rates increased, which we expect to aid net interest income in the near-term by approximately $7 million per quarter. As we manage our interest rate risk we may purchase and/or terminate additional interest rate swaps. Our notional balance of active swaps will begin to mature in the second quarter of 2014 with remaining maturities through 2018, absent any additions or terminations. The average maturity of our active swap notional balances at June 30, 2013 was 2.6 years.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. Estimated quarterly income of these swaps based on current expectations of future LIBOR rates is as follows:

		Table 3

	Ending Notional Balances of Active Swaps (in billions)	Estimated Income Related to Swaps (in millions)
Third Quarter 2013	$17.3	$100
Fourth Quarter 2013	17.3	100
First Quarter of 2014	17.3	100
Second Quarter 2014	16.1	96
Third Quarter 2014	16.1	90
Fourth Quarter 2014	12.6	73

Average interest-bearing liabilities during the quarter decreased $7.0 billion, or 6%, from the second quarter of 2012 and average rates on interest-bearing liabilities were 0.50%, a decrease of 26 basis points. The decrease was predominantly a result of a $4.0 billion, or 29%, reduction in average long-term debt, a $3.0 billion, or 17%, decrease in average higher-cost time deposits, and a $1.5 billion, or 22%, reduction in average other short-term borrowings. These were partially offset by an increase of $1.6 billion, or 2%, in lower cost average interest-bearing deposits. The continued shift toward lower cost deposit products also included an increase of $2.1 billion, or 6%, in average demand deposits compared to the second quarter of 2012. The driver of the decline in average long-term debt was primarily attributable to the redemption of $1.2 billion of higher cost trust preferred securities during the third quarter of 2012, which had a weighted average rate of approximately 7%, and extinguishment of a $1.0 billion FHLB advance and $1.2 billion of senior notes related to the Coke transaction in 2012. Slightly offsetting these declines, we took advantage of the lower interest rates early in the second quarter of 2013 and issued $600 million of 10-year senior notes at a 2.75% coupon. Subsequently, we added $600 million of new pay variable-receive fixed long term debt swaps in the second quarter of 2013 that we expect to aid net interest income in the near-term by approximately $3 million per quarter. The reduction in average other short-term borrowings was due to a reduction in short-term FHLB advances during the second half of 2012. The decrease of 26 basis points on rates paid on interest-bearing liabilities compared to the second quarter of 2012 was primarily driven by a 46 basis point decline in rates paid on long-term debt, driven by the aforementioned redemption and extinguishments, and a 19 basis point decline in rates paid on total interest bearing deposits, which included a 15 basis point decrease in consumer and commercial deposits. The decline in consumer and commercial deposits was a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products.
During the second quarter of 2013, the interest rate environment was characterized by a steepening in the yield curve versus the second quarter of 2012, as rates at the long end of the yield curve increased. More specifically, during the second quarter of 2013, benchmark rates were as follows compared to second quarter of 2012: one-month LIBOR averaged 0.20%, a decrease of 4 basis points, three-month LIBOR averaged 0.28%, a decrease of 19 basis points, five-year swaps averaged 1.57%, an increase of 49 basis points, and ten-year swaps averaged 2.70%, an increase of 75 basis points. During the second quarter of 2013, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the second quarter of 2012.
In the coming quarters, assuming current rates remain unchanged, we expect the steeper yield curve to help mitigate the declining trend in net interest margin, as well as provide an increasing benefit to net interest income over time. Specifically, the steeper curve is beneficial to spread income and the positive benefit should be noticed in our financial results over time as existing loans and securities provide cash flows that we can redeploy at higher yields. We anticipate net interest margin to decline by mid-single digits in the third quarter, followed by a more stable margin in the fourth quarter as compared to the third quarter.

First Half of 2013
For the first six months of 2013, net interest income was $2.5 billion, a decrease of $155 million, or 6%, from the first six months of 2012. The decrease was predominantly driven by the same factors as discussed above for the second quarter related to lower asset yields, a reduction in commercial loan swap-related income, lower earning assets, and the elimination of the Coke dividend income.
Average earning assets decreased by $1.8 billion, or 1%. The decrease was driven by reductions of $1.8 billion, or 1%, in average loans and $1.0 billion, or 4%, in average securities AFS, partially offset by an increase of $645 million, or 21% in average LHFS. The factors contributing to the year-over-year changes in earning assets were the same as those discussed related to the second quarter of 2013 compared to the second quarter of 2012.
Average interest-bearing liabilities decreased $7.6 billion, or 7%, compared to the six months ended June 30, 2012, predominantly due to a $3.5 billion, or 43%, reduction in other short-term borrowings, a $3.1 billion, or 18%, decrease in higher-cost time deposits, and a $3.0 billion, or 24%, reduction in long-term debt. These were partially offset by an increase of $1.9 billion, or 3%, in lower cost interest-bearing deposits. Average consumer and commercial deposits increased $1.3 billion, or 1%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, and included an increase of $2.4 billion, or 7%, in demand deposits, as well as the increase in the aforementioned lower cost interest-bearing deposits, partially offset by the decrease in higher-cost time deposits, reflecting the continued shift toward lower cost deposit products. The factors contributing to the year-over-year reduction in average other short-term borrowings and average long-term debt were the same as those discussed related to the second quarter of 2013 compared to the second quarter of 2012.
The net interest margin was 3.29%, a decline of 15 basis points compared to the six months ended June 30, 2012. Yields on average earning assets declined 36 basis points to 3.65% for the six months ended June 30, 2013, from 4.01% for the six months ended June 30, 2012. The average yield on securities AFS was 2.53%, down 64 basis points from the six months ended June 30, 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, drove the decline in yield on securities AFS. Also contributing to the decline in yields on average earning assets during the six months ended June 30, 2013, was a 39 basis point decline in LHFS, as well as a 32 basis point decline in loans, primarily due to the low interest rate environment and a $57 million decline in our commercial loan swap-related income. Offsetting the decline in the yield on average earning assets, was a decrease of 26 basis points on rates paid on interest-bearing liabilities during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily driven by a 67 basis point decline in rates paid on long-term debt as we were able to repay higher cost debt with our increased lower cost deposits and available cash position. A 16 basis point decline in rates paid on consumer and commercial deposits also contributed to the decrease in interest bearing liability rates paid and was also a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by 2 basis points during the second quarter of 2013 and 3 basis points during the first six months of 2013, compared to a reduction of 9 basis points and 10 basis points during the three and six months ended June 30, 2012, respectively, as average nonaccrual loans decreased by $1.2 billion and $1.3 billion during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Credit Losses” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 4
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Service charges on deposit accounts	$164	$167	(2%)	$324	$332	(2%)
Trust and investment management income	130	130	—	254	260	(2)
Retail investment services	69	62	11	130	120	8
Other charges and fees	97	111	(13)	186	208	(11)
Investment banking income	93	75	24	161	147	10
Trading income	49	70	(30)	91	127	(28)
Card fees[1]	78	85	(8)	154	164	(6)
Mortgage production related income	133	103	29	292	166	76
Mortgage servicing related income	1	70	(99)	39	151	(74)
Other noninterest income	44	53	(17)	88	109	(19)
Net securities gains	—	14	(100)	2	32	(94)
Total noninterest income	$858	$940	(9%)	$1,721	$1,816	(5%)
1 PIN interchange fee income was previously presented in other charges and fees and is now included in card fees, where other interchange fee income is recorded, for all periods presented.

Noninterest income decreased $82 million, or 9%, compared to the second quarter of 2012, and decreased by $95 million, or 5%, during the first six months of 2013 compared to the same period in the prior year. The decline in noninterest income in both periods was driven by a decrease in mortgage servicing related income due to less favorable net hedge performance, and lower trading income, and less securities gains. Partially offsetting the decrease in both periods was higher mortgage production related income as a result of a significant reduction in the mortgage repurchase provision and higher investment banking income.
Other charges and fees decreased during the second quarter of 2013 by $14 million, or 13%, compared to the second quarter of 2012, and decreased by $22 million, or 11%, during the first six months of 2013 compared to the first six months of the prior year. The decrease was due to lower insurance premium income due to a reduction in reinsurance agreements with mortgage insurance companies and lower letter of credit and loan commitment fee income.
Investment banking income was $93 million during the second quarter of 2013, an increase of $18 million, or 24%, compared to the second quarter of the prior year, and $161 million for the first six months of 2013, an increase of $14 million, or 10%, compared to the first six months of 2012. The increases were driven by increased syndicated finance and high yield bond origination fees and higher fixed income underwriting fees.

Trading income decreased $21 million, or 30%, during the second quarter of 2013 compared to the second quarter of 2012, and by $36 million, or 28%, during the first six months of 2013 compared to the first six months of the 2012. The decrease was largely driven by lower core trading income impacted by higher interest rates during the second quarter, partially offset by mark-to-market valuation adjustments on our fair value debt and index-linked CDs.
Mortgage production related income increased $30 million, or 29%, during the second quarter of 2013 compared to the second quarter of 2012, and $126 million, or 76%, during the first six months of 2013 compared to the first six months of 2012 due primarily to the decline in the mortgage repurchase provision (discussed further below) and higher origination fees, partially offset by reduced gain on sale margins. Gain on sale income decreased due to the compression in industry gain on sale margins relative to the historically high 2012 levels. The declining margin trend continued in the second quarter of 2013, albeit at a somewhat slower pace than experienced in recent quarters, as a result of the significant increase in interest rates during the latter part of the second quarter. The higher origination fees were driven by an increased amount of closed loans. Closed loans during the second quarter of 2013 were at the highest level since the third quarter of 2009 and totaled $9.1 billion compared to $8.3 billion for the second quarter of 2012, an increase of $840 million, or 10%. Loan originations during the first six months of 2013 were $17.9 billion compared to $15.9 billion during the first six months of the prior year, an increase of $2.0 billion, or 13%. Mortgage production during the second quarter and first six months of 2013 was comprised of approximately 66% and 73%, respectively, in refinance activity driven in part by the HARP 2.0 program. The HARP 2.0 program contributed approximately 17% and 19% to the total refinance production activity for the current quarter and first six months of 2013, respectively. However, with the increase in market interest rates that occurred in the latter part of the second quarter, we expect the refinance volume to abate in the second half of 2013, including HARP refinancing, some of which we experienced in the latter part of the current quarter. Purchase volume, on the other hand, is gaining momentum as it increased 3% from the second quarter of 2012 and home purchase application volume in the current quarter was 25% higher than the second quarter of 2012. While purchase volume is not currently at levels that will entirely offset the expected decline in refinances, it will provide some mitigation. Regardless, mortgage production income could remain under pressure due to the anticipated decline in refinance volume and continued declines in gain on sale margins toward the long-term historical average.
The mortgage repurchase provision for the second quarter of 2013 was $15 million, a decrease of $140 million, compared to the second quarter of 2012. For the first six months of 2013, the mortgage repurchase provision was $29 million, a decrease of $301 million, compared to the same period of the prior year. The lower provision was due to the third quarter of 2012 increase to the mortgage repurchase reserve. This was the result of information received during 2012 from the GSEs and our experience related to demands, both of which enhanced our ability to estimate losses related to remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales. The reserve for mortgage repurchases was $363 million at June 30, 2013, a decrease of $269 million from December 31, 2012, resulting from the recognition of losses on resolved repurchase requests. Resolution activity increased on outstanding repurchase requests during the year, as the GSEs seek to complete pre-conservatorship vintage repurchases by the end of 2013. This was evident in a lower pending population, higher charge-offs, and an increase in full file requests during the year. We continue to expect quarter over quarter volatility in future demands and full file requests as we work with the GSEs through the resolution process, but we believe the increase during the year is an acceleration in timing of the expected cumulative requests. We believe our reserve appropriately estimates incurred losses based on our current analysis and assumptions, including GSE repurchase request criteria. However, we are aware of other institutions' disclosures of settlement of legacy repurchase exposures. In the event we were to evaluate specific settlement terms, we would consider all factors, including the benefits of eliminating future losses not currently captured in the reserve and reducing current operating expenses versus the potential loss, if any, of exceeding the current reserve estimate relating to the specific exposures that would be the subject of any such settlement. In the third quarter we expect the mortgage repurchase provision to remain stable. For additional information on the mortgage repurchase reserve, see Note 12, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased $69 million, or 99%, compared to the second quarter of 2012, and $112 million, or 74%, compared to the first six months of the prior year. The decrease was primarily due to lower servicing fees as a result of less favorable net hedge performance and a smaller servicing portfolio. Net hedge performance is highly sensitive to the market interest rate environment, which was volatile during the second quarter of 2013. As a result, during the second quarter of 2013, the interest rate environment caused the hedge to be only slightly additive to income. Further, mortgage servicing income declined compared to the second quarter and the first six months of 2012 due to higher collection of cash flows (i.e, decay) as a result of the increased refinance activity. At June 30, 2013, the servicing portfolio was $140.4 billion compared to $153.4 billion at June 30, 2012. The decline was driven by the sales of certain loans in the servicing portfolio and the high level of refinance activity.
Other noninterest income decreased $9 million, or 17%, during the second quarter of 2013 compared to the second quarter of 2012, and by $21 million, or 19%, during the first six months of 2013 compared to the first six months of 2012 primarily due to lower gains from the sales of leases.

Net securities gains decreased by $14 million and $30 million respectively, during the second quarter and first six months of 2013, respectively, compared to the same periods in the prior year due to the repositioning of our portfolio during 2012 to capture better relative value.

NONINTEREST EXPENSE
						Table 5
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Employee compensation	$635	$654	(3%)	$1,246	$1,306	(5%)
Employee benefits	102	108	(6)	250	254	(2)
Personnel expenses	737	762	(3)	1,496	1,560	(4)
Outside processing and software	187	180	4	365	356	3
Net occupancy expense	86	88	(2)	175	176	(1)
Operating losses	72	69	4	111	129	(14)
Credit and collection services	52	61	(15)	85	116	(27)
Equipment expense	46	46	—	91	91	—
Regulatory assessments	41	60	(32)	95	111	(14)
Marketing and customer development	31	32	(3)	61	59	3
Consulting and legal fees	18	41	(56)	33	76	(57)
Other staff expense	12	12	—	23	34	(32)
Amortization of intangible assets	6	11	(45)	12	22	(45)
Other real estate expense	1	52	(98)	1	103	(99)
Net loss on debt extinguishment	—	13	(100)	—	13	(100)
Other expense	108	119	(9)	212	241	(12)
Total noninterest expense	$1,397	$1,546	(10%)	$2,760	$3,087	(11%)

Noninterest expense decreased $149 million, or 10%, compared to the second quarter of 2012, and decreased $327 million, or 11%, compared to the six months ended June 30, 2012. The significant reduction was due to our continued focus on efficiency initiatives resulting in declines across most expense categories, as well as the abatement of cyclically high credit-related costs.

Personnel expenses decreased $25 million, or 3%, compared to the second quarter of 2012, and decreased $64 million, or 4%, compared to the six months ended June 30, 2012. The decrease for both periods was largely attributable to the reduction in full-time equivalent employees and lower incentive compensation. The decline in the six months was also partially due to an approximate $20 million reduction of incentive compensation expense as a result of the actual 2012 incentive payments made in the first quarter of 2013.

Operating losses increased $3 million, or 4%, compared to the second quarter of 2012, and decreased $18 million, or 14%, compared to the six months ended June 30, 2012. The decrease for the six month period was driven by declines in litigation-related expenses that tend to fluctuate based on specific legal matters and mortgage servicing-related compensatory fees. During the current quarter, operating losses included an expense involving a specific mortgage-related legal matter. While the matter is not fully resolved, based on the information we currently have, it was appropriate to record an accrual during the current quarter for the estimated cost of resolution. See discussion of this matter in Note 14, "Contingencies," to the Consolidated Financial Statements in this Form 10-Q.

Credit and collection services expense decreased $9 million, or 15%, compared to the second quarter of 2012, and decreased $31 million, or 27%, compared to the six months ended June 30, 2012, driven by lower escrow and servicing advance reserves as a result of the nonperforming and guaranteed loan sales that occurred last year, partially offset by increases in expenses related to the accelerated pace of defaulted loan resolutions during the second quarter of 2013. While collection expenses have declined, they continue to be closely related to resolution of NPAs and, as a result, could experience some volatility as they return to normalized levels.

Regulatory assessments decreased $19 million, or 32%, compared to the second quarter of 2012, and decreased $16 million, or 14%, compared to the six months ended June 30, 2012 due to declines in our assessment rate, reflecting our reduced risk profile.

Consulting and legal expenses decreased $23 million, or 56%, compared to the second quarter of 2012, and decreased $43 million, or 57%, compared to the six months ended June 30, 2012, predominantly due to the elimination of certain expenses associated with the Independent Foreclosure Review that was part of the Consent Order. We entered into an Amendment to the Consent Order in February 2013 that allowed us to begin eliminating consulting and legal costs of independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. For additional information regarding the Consent Order and the Amendment, see Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.

Other staff expense decreased $11 million, or 32%, compared to the six months ended June 30, 2012, driven by declines in severance expenses.

Other real estate expense decreased $51 million compared to the second quarter of 2012, and decreased $102 million compared to the six months ended June 30, 2012. The decrease was predominantly due to a decline in the OREO inventory resulting in lower expenses and loss provisioning and an increase in gains on sales of owned properties during the three and six months ended June 30, 2013 compared to losses on sales of owned properties in the same periods of 2012. It is unlikely that gains will continue to largely offset expenses, so future quarterly expenses may increase from the current level, but as the economic environment improves over time, we expect that other real estate expense will continue to be notably lower than the elevated levels during 2012.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three and six months ended June 30, 2013, the provision for income taxes was $146 million and $297 million, resulting in effective tax rates of 28% and 29%, respectively. For the three and six months ended June 30, 2012, the provision for income taxes was $91 million and $160 million, resulting in effective tax rates of 25% and 23%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2013, was primarily due to higher pre-tax earnings in these periods.

During the third quarter of 2013, the Company completed an internal reorganization of certain subsidiaries. The reorganization resulted in the realization of a permanent benefit for tax purposes. We expect this tax benefit to materially reduce our provision for income tax expense in the third quarter of 2013. The amount of such reduction has not been finalized and will depend upon a third party appraisal of certain assets.
The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 9, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information on the provision for income taxes.

LOANS
Our disclosures about the credit quality of our loan portfolios and the related credit reserves i) describe the nature of credit risk inherent in our loan portfolio, ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and iii) explain the changes in the ALLL and reasons for those changes. We disclose our loan portfolio by segment and/or by type of loan, which is how we document our method for determining our ALLL. Loan types are further categorizations of our portfolio segments.
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, which further disaggregate loans based upon common risk characteristics.
Commercial
The C&I loan type includes loans to fund business operations or activities, corporate credit cards, loans secured by owner-occupied properties, and other wholesale lending activities. Commercial real estate and commercial construction loan types are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.

Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or second lien position. At June 30, 2013, 35% of our home equity products were in a first lien position and 65% were in a junior lien position. For home equity products in a junior lien position, we own or service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to convert to amortizing during 2013, with 96% of home equity line balances scheduled to convert to amortization in 2014 or later and 58% in 2017 or later. A majority of accounts historically have not converted to amortizing. Based on historical trends, within 12 months of the end of their draw period, approximately 78% of accounts, and approximately 64% of accounts with a balance, are closed or refinanced before or soon after converting. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At June 30, 2013, our home equity junior lien loss severity was approximately 87%.
Consumer
The loan types comprising our consumer loan segment include guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles, marine, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 6
(Dollars in millions)	June 30, 2013	December 31, 2012	% Change
Commercial loans:
C&I	$55,070	$54,048	2%
Commercial real estate	4,308	4,127	4
Commercial construction	667	713	(6)
Total commercial loans	60,045	58,888	2
Residential loans:
Residential mortgages - guaranteed	3,622	4,252	(15)
Residential mortgages - nonguaranteed[1]	23,341	23,389	—
Home equity products	14,682	14,805	(1)
Residential construction	635	753	(16)
Total residential loans	42,280	43,199	(2)
Consumer loans:
Guaranteed student loans	5,431	5,357	1
Other direct	2,483	2,396	4
Indirect	11,151	10,998	1
Credit cards	641	632	1
Total consumer loans	19,706	19,383	2
LHFI	$122,031	$121,470	—%
LHFS	$3,647	$3,399	7%
1Includes $339 million and $379 million of loans carried at fair value at June 30, 2013 and December 31, 2012, respectively.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. See Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 7
	Commercial		Residential		Consumer
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Geography:
Central[1]	24%	27%	21%	21%	15%	15%
Florida[2]	19	19	25	26	18	19
MidAtlantic[3]	25	25	39	38	26	26
Other	32	29	15	15	41	40
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Loans Held for Investment
LHFI remained relatively flat at June 30, 2013 compared to December 31, 2012. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial balances and in reducing our exposure to certain higher risk residential and construction loans. Continuing to manage down our commercial and residential construction portfolios resulted in a combined $164 million decline in these portfolios during the first six months of 2013 and an $8.7 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile. Average loans during the first six months of 2013 totaled $121.1 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.
Commercial loans increased $1.2 billion, or 2%, during the first six months of 2013. Growth was driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as commercial real estate loans. C&I loans increased $1.0 billion, or 2%, from December 31, 2012 driven by growth in our not-for-profit, government, and dealer portfolios. We also had growth in our large corporate lending areas, most notably in asset securitizations, energy, and asset-based lending. Commercial real estate loans increased $181 million, or 4%, from December 31, 2012 with the majority of the increase in the portfolio due to progress made in increasing targeted, high-quality income-producing commercial real estate loan production, where we anticipate seeing further growth. Commercial construction loans decreased $46 million, or 6%, from December 31, 2012, primarily as runoff from legacy construction exposure exceeded new extensions within our target population.
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
Residential loans decreased across all residential loan classes during the first six months of 2013. Government-guaranteed residential mortgages decreased $630 million, or 15%, during the first six months of 2013. The change was the result of payments and payoffs primarily driven by refinance activity. Nonguaranteed residential mortgage loan originations were primarily to borrowers with strong credit characteristics (e.g., average FICO scores above 760) and were secured by residential properties with LTVs that averaged below 80%.
Consumer loans increased $323 million, or 2%, during the first six months of 2013, driven by increases in government-guaranteed student loans of $74 million, other direct loans of $87 million, and indirect loans of $153 million. The increase was largely due to strong demand for loans secured by cars and light duty trucks resulting from the highest U.S. automobile sales since 2007.

Loans Held for Sale
During the first six months of 2013, LHFS increased $248 million compared to December 31, 2012 due to normal fluctuations in the timing of closing new mortgage LHFS and the ultimate sale of these loans to third parties, primarily GSEs.

Asset Quality
Our asset quality continued to trend favorably during the first six months of 2013, driven by the intentional reduction of our higher-risk loan balances combined with lower inflows of NPLs. These items have resulted in an improved risk profile and movement in our loan portfolio towards longer-term balance sheet targets.
During the first six months of 2013, NPLs decreased $406 million, or 26%, largely the result of a decline in residential mortgage NPLs. Partially driving the decline was the reclassification of approximately $220 million of loans previously discharged in Chapter 7 bankruptcy to accruing status during the period as they exhibited a six month period of payment performance since being discharged. Our NPLs have decreased significantly since their peak in 2009, down by $4.4 billion, or 79%. At June 30, 2013, the percentage of NPLs to total loans was 0.94%, down 33 basis points from December 31, 2012. We anticipate NPLs will continue to decline in the third quarter of 2013.
Net charge-offs were $179 million and $405 million compared to $350 million and $772 million during the second quarter and first six months of 2013 and 2012, respectively. Net charge-offs decreased $171 million, or 49%, and $367 million, or 48%, during the second quarter and first six months of 2013 compared to the same periods in 2012, respectively. During the second quarter and first six months of 2013, the net charge-off ratio fell to the lowest level in over five years; 0.59% and 0.67%, respectively, compared to 1.14% and 1.26% during the same periods in 2012, respectively. We expect net charge-offs to remain relatively stable in the third quarter of 2013 compared to the second quarter.
Total early stage delinquencies decreased to 0.71%, the lowest level since June 2006, and a decline of 22 basis points from December 31, 2012. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.40% of total loans at June 30, 2013, from 0.48% at December 31, 2012. At June 30, 2013, all residential and consumer loan classes, except other direct consumer loans, showed improvement in early stage delinquencies compared to December 31, 2012. We expect any future early stage delinquency ratio improvements to be driven by residential loans, as they are still elevated by historical standards. The overall economy, particularly changes in unemployment, will influence additional improvement.
Overall, we are pleased with our improved risk profile and positive trends of our asset quality. As we look forward, a recovering economy should continue to support our positive asset quality trends, with additional improvements influenced by the residential portfolio, as most of the commercial and consumer portfolios are already at or near normalized credit quality levels.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience is shown in the table below. See Note 1, "Significant Accounting Policies," to our 2012 Annual Report on Form 10−K, and Note 5, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in our 2012 Annual Report on Form 10-K for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience						Table 8
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2013	2012	% Change [5]	2013	2012	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,205	$2,400	(8)%	$2,219	$2,505	(11)%
(Benefit)/provision for unfunded commitments	(6)	(2)	NM	2	2	—
Provision for loan losses:
Commercial	42	49	(14)	106	87	22
Residential	78	230	(66)	190	488	(61)
Consumer	32	23	39	60	40	50
Total provision for loan losses	152	302	(50)	356	615	(42)
Charge-offs:
Commercial loans	(64)	(94)	(32)	(124)	(220)	(44)
Residential loans	(143)	(274)	(48)	(321)	(576)	(44)
Consumer loans	(26)	(29)	(10)	(61)	(64)	(5)
Total charge-offs	(233)	(397)	(41)	(506)	(860)	(41)
Recoveries:
Commercial loans	20	31	(35)	35	56	(38)
Residential loans	24	6	NM	46	11	NM
Consumer loans	10	10	—	20	21	(5)
Total recoveries	54	47	15	101	88	15
Net charge-offs	(179)	(350)	(49)	(405)	(772)	(48)
Balance - end of period	$2,172	$2,350	(8)%	$2,172	$2,350	(8)%
Components:
ALLL	$2,125	$2,300	(8)%
Unfunded commitments reserve [1]	47	50	(6)
Allowance for credit losses	$2,172	$2,350	(8)%
Average loans	$121,372	$123,365	(2%)	$121,128	$122,954	(1)%
Period-end loans outstanding	122,031	124,560	(2)
Ratios:
ALLL to period-end loans [2,3]	1.75%	1.85%	(5%)
ALLL to NPLs [4]	188	94	100
ALLL to net charge-offs (annualized)	2.97x	1.64x	81
Net charge-offs to average loans (annualized)	0.59%	1.14%	(48)%	0.67%	1.26%	(47)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $339 million and $406 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $9.1 billion and $12.9 billion, respectively, from period-end loans in the calculation results in ratios of 1.89% and 2.07%, respectively.
4 In calculating the ratio, $8 million and $19 million at June 30, 2013 and 2012, respectively, of NPLs carried at fair value were excluded.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Charge-offs
Net charge-offs decreased by $171 million, or 49%, during the second quarter of 2013 compared with the same period in 2012, driven by general improvement in credit quality. For the first six months of 2013, net charge-offs decreased by $367 million, or 48%, compared to the first six months of 2012. The decline in net charge-offs was particularly notable in our residential mortgage, home equity, and residential construction portfolios. The ratio of net charge-offs to average loans was 0.59% during the second quarter of 2013, a reduction of 55 basis points from the same period in 2012 and at the lowest level in over five years. We expect net charge-offs to remain relatively stable in the third quarter of 2013 compared to the second quarter. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional policy information related to charge-offs.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the second quarter of 2013, the provision for loan losses decreased $150 million, or 50%, compared to the second quarter of 2012. For the first six months of 2013, the provision for loan losses decreased $259 million, or 42%, compared to the same period in 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during the first half of 2013.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment						Table 9
	June 30, 2013			December 31, 2012
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$919	43%	49%	$902	41%	48%
Residential loans	1,046	49	35	1,131	52	36
Consumer loans	160	8	16	141	7	16
Total	$2,125	100%	100%	$2,174	100%	100%

The ALLL decreased by $49 million, or 2%, during the first six months of 2013, driven by the ALLL related to residential loans that decreased by $85 million. Partially offsetting the decrease in the residential loans ALLL was the ALLL related to consumer loans and commercial loans, which increased $19 million and $17 million, respectively, due to loan growth during the first six months of 2013. The overall decrease in ALLL reflects the continued improvement in the credit quality trends of our loan portfolio as evidenced by improved early stage delinquencies and reductions in higher-risk balances and NPLs. The appropriate ALLL level will continue to be determined by our quarterly review process. We currently expect ALLL levels relative to total loans to remain relatively stable as the anticipated continued improvement in asset quality is offset by anticipated loan growth.

At June 30, 2013, the ALLL to period-end loans ratio of 1.75% decreased 5 basis point from 1.80% at December 31, 2012. When excluding government-guaranteed loans, the ALLL to period-end loans decreased to 1.89% at June 30, 2013, compared to 1.95% at December 31, 2012. The ratio of the ALLL to total NPLs was 188% at June 30, 2013, compared to 142% at December 31, 2012. The increase in this ratio was primarily attributable to the $406 million decrease in NPLs, partially offset by the modest reduction in ALLL.

NONPERFORMING ASSETS

The following table presents our nonperforming assets:

			Table 10
(Dollars in millions)	June 30, 2013	December 31, 2012	% Change
Nonaccrual/NPLs
Commercial loans:
C&I	$227	$194	17%
Commercial real estate	54	66	(18)
Commercial construction	23	34	(32)
Total commercial NPLs	304	294	3
Residential loans:
Residential mortgages - nonguaranteed	516	775	(33)
Home equity products	225	341	(34)
Residential construction	84	112	(25)
Total residential NPLs	825	1,228	(33)
Consumer loans:
Other direct	4	6	(33)
Indirect	8	19	(58)
Total consumer NPLs	12	25	(52)
Total nonaccrual/NPLs	1,141	1,547	(26)
OREO[1]	198	264	(25)
Other repossessed assets	8	9	(11)
Nonperforming LHFS	48	37	30
Total nonperforming assets	$1,395	$1,857	(25)%
Accruing loans past due 90 days or more	$1,005	$782	29%
Accruing LHFS past due 90 days or more	1	1	—
TDRs
Accruing restructured loans	$2,781	$2,501	11%
Nonaccruing restructured loans[2]	415	639	(35)
Ratios
NPLs to total loans	0.94%	1.27%	(26)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.14	1.52	(25)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $177 million and $140 million at June 30, 2013 and December 31, 2012, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
Nonperforming assets decreased $462 million, or 25%, during first six months of 2013. The decrease was primarily attributed to a $406 million, or 26%, decrease in NPLs. All loan classes declined except C&I, which increased $33 million, or 17%. Net charge-offs, lower inflows, foreclosures, and improved loan performance contributed to the decrease in NPLs. Specifically, the decrease in NPLs related primarily to reductions in residential mortgage NPLs of $259 million, or 33%, and home equity products NPLs of $116 million, or 34%. The decrease in residential mortgage NPLs was primarily due to the return of approximately $220 million of Chapter 7 bankruptcy loans, which were current at least six months from the discharge date, to accruing TDR status. See additional discussion of these Chapter 7 bankruptcy loans in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2013, our ratio of NPLs to total loans was 0.94%, down from 1.27% at December 31, 2012. We expect NPLs to continue to trend down in the third quarter as housing markets and asset quality improves and loans move through the foreclosure process. The performance of the residential real estate portfolios will be a prime influence on NPL balances.
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

Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2013 and December 31, 2012, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
The increase of $10 million, or 3%, in nonperforming commercial loans partially offset the decrease in total NPLs during the first six months of 2013. The increase in nonperforming commercial loans was predominantly driven by a $33 million increase in C&I NPLs, largely offset by a $12 million reduction in commercial real estate NPLs and an $11 million reduction in commercial construction NPLs. The increase in C&I NPLs was driven by a limited number of wholesale loans.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $403 million, or 33%, during the first six months of 2013. The reduction in nonguaranteed residential mortgage NPLs and home equity products NPLs accounted for $259 million and $116 million, respectively, of this decrease, primarily as a result of certain Chapter 7 bankruptcy loans returning to accruing status, in addition to foreclosures, net charge-offs, and improved loan performance. Additionally, residential construction NPLs decreased $28 million, primarily as a result of net charge-offs.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $9 million and $6 million of interest income related to nonaccrual loans during second quarter of 2013 and 2012, respectively, and $20 million and $14 million for the first six months of 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $20 million and $41 million during second quarter of 2013 and 2012, respectively, and $43 million and $87 million for first six months of 2013 and 2012, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $66 million, or 25%, during the first six months of 2013 as a result of net decreases of $48 million in residential construction related properties and $19 million in commercial properties, offset by an increase of $1 million in residential homes. During the first six months of 2013 and 2012, sales of OREO resulted in proceeds of $205 million and $259 million, respectively, contributing to net gains on sales of OREO of $41 million and $3 million, respectively, inclusive of valuation reserves. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information.
Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprised 62% and 14%, respectively, of OREO at June 30, 2013; the remainder is related to commercial and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At June 30, 2013 and December 31, 2012, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.0 billion and $783 million, respectively. Accruing LHFI past due ninety days or more increased by $223 million, or 29%, during the first six months of 2013, primarily driven by guaranteed student loan delinquencies. Residential mortgages and student loans that are fully guaranteed by a federal agency comprised 95% and 92%, respectively, of past due accruing loans at June 30, 2013 and December 31, 2012, respectively. As of the same dates, $48 million and $60 million, respectively, of accruing loans past due ninety days or more were not guaranteed.
In April 2011, we, along with other servicers, entered into Consent Orders with supervisory regulatory agencies (in our case, the FRB). The Consent Order required us to improve certain processes related to residential mortgage loan servicing. Under the Consent Order, we agreed to retain an independent consultant approved by the FRB to conduct a review of residential foreclosure actions pending or completed at any time during 2009 and 2010 for loans serviced by STM to identify any errors or deficiencies, determine whether any instances so identified resulted in financial harm, and prepare a written report detailing the findings. On February 28, 2013, we, along with nine other mortgage servicers, entered into an Amendment to the Consent Order with the FRB to conclude the independent foreclosure review and accelerate remediation to all borrowers whose loans were included in the review. During the second quarter of 2013, an independent agent approved by the Federal Reserve began administering lump-sum remediation payments to borrowers. See additional discussion in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the "Noninterest Expense" section of this MD&A.

Restructured Loans
To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support a modified loan, we may pursue short sales and/or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform an in-depth and ongoing programmatic review. We review a number of factors, including cash flows, loan structures, collateral values, and guarantees to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile. In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions of terms. For commercial loans, the primary restructuring method is the extension of terms.
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At June 30, 2013 and December 31, 2012, specific reserves included in the ALLL for residential TDRs were $347 million and $348 million, respectively. See Note 4, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

Representatives of the United States Attorneys' Office for the Western District of Virginia (USAO) and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively the “Government”) have advised STM of the status of their ongoing investigation of STM's administration of HAMP. The Government's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by making misrepresentations and failing to properly process applications for modifications of certain mortgages owned by the GSEs pursuant to the HAMP guidelines. The Government has advised STM that it has made no determinations about how it will proceed in this matter, and STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations. See additional discussion in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and Part II, Item 1A, "Risk Factors--We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.”

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled $29 million and $24 million at June 30, 2013 and December 31, 2012, respectively.

Selected Residential TDR Data						Table 11
	June 30, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$566	$60	$626	$23	$43	$66
Term extension	16	6	22	2	5	7
Rate reduction and term extension	1,537	150	1,687	21	168	189
Other [2]	196	7	203	23	71	94
Total	$2,315	$223	$2,538	$69	$287	$356

	December 31, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$470	$37	$507	$36	$45	$81
Term extension	16	4	20	3	7	10
Rate reduction and term extension	1,562	172	1,734	78	209	287
Other [2]	7	2	9	172	39	211
Total	$2,055	$215	$2,270	$289	$300	$589
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At June 30, 2013, our total TDR portfolio was $3.2 billion and was composed of $2.9 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $200 million, or 6%, of commercial loans (predominantly income-producing properties), and $103 million, or 3%, of consumer loans.
Total TDRs increased $56 million from December 31, 2012. Accruing TDRs were up $280 million, or 11%, largely offset by a decrease in nonaccruing TDRs of $224 million, or 35%. The increase in accruing TDRs was primarily due to the return of approximately $220 million of Chapter 7 bankruptcy loans to accruing TDR status from nonaccruing TDR. See additional discussion in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $30 million during the second quarters of 2013 and 2012, and $56 million and $59 million for the first six months of 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $40 million during the second quarters of 2013 and 2012, and $76 million and $79 million for the first six months of 2013 and 2012, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, refer to Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 12
(Dollars in millions)	June 30, 2013	December 31, 2012
Trading Assets:
U.S. Treasury securities	$221	$111
Federal agency securities	558	462
U.S. states and political subdivisions	26	34
MBS - agency	511	432
CDO/CLO securities	65	55
ABS	6	36
Corporate and other debt securities	540	567
CP	84	28
Equity securities	102	100
Derivatives [1]	1,447	1,905
Trading loans [2]	2,264	2,319
Total trading assets	$5,824	$6,049
Trading Liabilities:
U.S. Treasury securities	$460	$582
MBS - agency	5	—
Corporate and other debt securities	246	173
Equity securities	5	9
Derivatives [1]	460	397
Total trading liabilities	$1,176	$1,161
1 Amounts are offset with cash collateral received from or deposited with counterparties when the contracts are subject to master netting arrangements.
2 Includes loans related to TRS.

Trading Assets and Liabilities
Trading assets decreased $225 million, or 4%, since December 31, 2012, as a result of normal changes in the trading portfolio product mix, primarily due to a decrease in derivatives, partially offset by increases in U.S. Treasury and federal agency securities. Derivative assets decreased $458 million, including the impact of a $200 million decrease in cash collateral.
Trading liabilities were relatively flat compared to December 31, 2012, as a decrease in U.S. Treasury securities was offset by increases in corporate and other debt securities and derivatives as a result of normal business activity. Derivative liabilities increased $63 million, including the impact of a $308 million decrease in cash collateral.
See Note 11, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 13
	June 30, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$793	$7	$22	$778
Federal agency securities	2,203	57	38	2,222
U.S. states and political subdivisions	248	10	2	256
MBS - agency	18,784	453	324	18,913
MBS - private	181	1	1	181
ABS	124	2	1	125
Corporate and other debt securities	37	3	—	40
Other equity securities[1]	873	1	—	874
Total securities AFS	$23,243	$534	$388	$23,389
1At June 30, 2013, other equity securities included the following: $334 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $137 million in mutual fund investments, and $1 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the six months reflect our efforts to maintain a high quality portfolio while managing our interest rate and liquidity risk profile. The increase of $1.4 billion at June 30, 2013 compared to December 31, 2012, was primarily the result of increased holdings of U.S. Treasury securities, government agency securities, and agency MBS, as we opportunistically reinvested the proceeds from fourth quarter loan sales.
During the six months ended June 30, 2013, we recorded $2 million in net realized gains from the sale of securities AFS, compared to net realized gains of $32 million during the six months ended June 30, 2012 , including $1 million and $4 million in OTTI, respectively. The $32 million in gains during 2012 reflected our repositioning of the portfolio to capture better relative value. Compared to year end, the decrease in net unrealized gains at June 30, 2013 was driven by the increase in market interest rates during the second quarter. For additional information on composition and valuation assumptions related to securities AFS, see Note 3, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the second quarter of 2013, the average yield on a FTE basis for the securities AFS portfolio was 2.49%, compared with 3.16% for the second quarter of 2012. For the six months ended June 30, 2013, the average yield on a FTE basis for the securities AFS portfolio was 2.53%, compared with 3.17% for the six months ended June 30, 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 4.2 years at June 30, 2013, compared to 2.2 years at December 31, 2012. The increase in the effective duration is the result of reinvestment of securities' cash flow and proceeds from the fourth quarter loan sales into longer duration holdings, which is reflective of our overall management of interest rate risk. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.2 years suggests an expected price change of 4.2% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at June 30, 2013, and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

BORROWINGS

Short-Term Borrowings								Table 14
	June 30, 2013		Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased[1]	$420	0.07%	$657	0.10%	$1,000	$686	0.10%	$1,000
Securities sold under agreements to repurchase[1]	1,869	0.18	1,879	0.13	1,869	1,793	0.16	1,869
FHLB advances	3,950	0.23	3,619	0.25	3,950	2,814	0.27	3,950
Other short-term borrowings[2]	1,875	0.28	1,803	0.21	1,875	1,762	0.23	1,875

	June 30, 2012		Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$847	0.09%	$810	0.11%	$847	$840	0.11%	$908
Securities sold under agreements to repurchase [1]	1,583	0.20	1,646	0.18	1,710	1,640	0.16	1,781
FHLB advances	5,500	0.28	5,225	0.25	5,500	6,310	0.20	9,000
Other short-term borrowings [2]	1,598	0.53	1,717	0.32	1,875	1,746	0.36	1,878
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
2 Other short-term borrowings includes master notes, dealer collateral, and other short-term borrowed funds.
Short-Term Borrowings
Our period-end short-term borrowings decreased $1.4 billion, or 15%, from June 30, 2012, predominantly due to a $1.6 billion decrease in FHLB advances as a result of our decision to utilize a portion of loan sale proceeds during 2012 to reduce short-term borrowings. We also experienced a decrease of $427 million in funds purchased, offset by increases of $286 million and $252 million in securities sold under agreements to repurchase and master notes, respectively.
Daily average short-term borrowings decreased $1.4 billion, or 15%, compared to the second quarter of 2012. The decrease was primarily attributable to decreases in daily average balances for FHLB advances of $1.6 billion and funds purchased of $153 million partially offset by increases in daily average balances of $233 million and $70 million in securities sold under agreements to repurchase and master notes, respectively. For the six months ended June 30, 2013, our daily average short-term borrowings decreased $3.5 billion, or 33%, compared to the six months ended June 30, 2012, primarily due to a decrease in daily average balance for FHLB advances of $3.5 billion and a decline in the daily average balance for funds purchased of $154 million, offset by an increase in daily average balance for securities sold under agreements to repurchase of $153 million.
For the three and six months ended June 30, 2013, our maximum monthly outstanding balances for funds purchased was higher than our period-end balance as a result of increased activity in funds purchased during the second quarter of 2013, due to ordinary balance sheet management practices. For the six months ended June 30, 2013, our maximum monthly outstanding balance for FHLB advances was higher than the daily average balance as a result of increased borrowing during the second quarter of 2013.
For the six months ended June 30, 2012, our maximum monthly outstanding balance for FHLB advances was higher than our period-end balance as a result of higher FHLB borrowings at certain points during the six months ended June 30, 2012, due to ordinary balance sheet management practices.

Long-Term Debt

During the six months ended June 30, 2013, our long-term debt increased $461 million. The increase was primarily due to the issuance of $600 million of 10-year senior notes under our Global Bank Note program during the second quarter, partially offset by a $102 million decrease in direct finance leases due to paydowns. The senior notes pay a fixed annual coupon rate of 2.75% and will mature on May 1, 2023. We may call the notes beginning on April 1, 2023. There have been no other material changes in our long-term debt, as described in our 2012 Annual Report on Form 10-K, since December 31, 2012.

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
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratios are 3% and 5%, respectively. On July 2, the Federal Reserve published new rules related to required minimum capital ratios that become effective for us on January 1, 2015. See further discussion below under "Basel III."
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
Effective January 1, 2013, the Market Risk Rule promulgated by the Federal Reserve and other U.S. regulators became effective. The application of the Market Risk Rule required changes to the computation of RWA associated with assets held in our trading account and expanded the calculation to include a stressed VAR measure among other things. See the "Market Risk from Trading Activities" section of this MD&A for additional discussion.

Regulatory Capital Ratios		Table 15

(Dollars in millions)	June 30, 2013	December 31, 2012
Tier 1 capital	$15,631	$14,975
Total capital	18,664	18,131
RWA	139,010	134,524
Average total assets for leverage ratio	166,261	168,053
Tier 1 common equity:
Tier 1 capital	$15,631	$14,975
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Allowable minority interest	115	114
Tier 1 common equity	$14,164	$13,509
Risk-based ratios:
Tier 1 common equity[1]	10.19%	10.04%
Tier 1 capital	11.24	11.13
Total capital	13.43	13.48
Tier 1 leverage ratio	9.40	8.91
Total shareholders’ equity to assets	12.25	12.10
1 At June 30, 2013 our Basel III Tier 1 common equity ratio as calculated under the final Basel III capital rules was estimated to be 9.5%. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At June 30, 2013, our capital ratios are well above current regulatory requirements with Tier 1 capital and Tier 1 common ratios improving from their December 31, 2012 levels, while our total capital ratio remains relatively stable. During the six months ended June 30, 2013, our Tier 1 common equity and Tier 1 capital increases were driven by increased retained earnings, and our RWA increased, partially due to the change in RWA computation as a result of the Market Risk Rule. The net effect of these increases was an increase in our Tier 1 common equity ratio and Tier 1 capital ratio.
During the six months ended June 30, 2013, we declared and paid common dividends totaling $81 million, or $0.15 per common share, compared with $54 million, or $0.10 per common share during the six months ended June 30, 2012. Additionally, we declared and paid preferred dividends during the six months ended June 30, 2013 and 2012 of $18 million and $6 million, respectively.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At June 30, 2013 and December 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.3 billion and $1.8 billion, respectively.
During the first quarter of 2013, we submitted our capital plan for review by the Federal Reserve in conjunction with the 2013 CCAR process. Upon completion of the Federal Reserve's review, they did not object to our planned capital actions. As such, we maintained dividend payments on our preferred stock during the first half of 2013, increased our quarterly common stock dividend from $0.05 to $0.10 beginning in the second quarter of 2013, and announced the repurchase of up to $200 million of our outstanding common stock to be completed between the second quarter of 2013 and the first quarter of 2014. During the second quarter, we repurchased $50 million, or approximately 1.7 million shares, of our outstanding common stock, with plans to repurchase the remaining $150 million by the end of the first quarter of 2014.
Basel III
The composition of our capital elements will be impacted by the Dodd−Frank Act in at least two ways over the next several years. First, the Dodd−Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which require greater capital levels than presently required and which vary among financial institutions based on size, risk, complexity, and other factors. As expected, the Federal Reserve used this authority in its new capital rules published on July 2, 2013, seeking to implement the Basel III capital requirements. Second, a portion of the Dodd−Frank Act, sometimes referred to as the Collins Amendment, directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank.
On July 2, 2013, the Federal Reserve issued final rules addressing implementation of the Basel III capital requirements, which require banking organizations such as SunTrust to begin compliance on January 1, 2015 with the revised minimum regulatory capital ratios and begin the transition period for the revised definitions of regulatory capital and the revised regulatory capital adjustments and deductions, as well as begin compliance with the standardized approach for determining RWA. Furthermore, beginning January 1, 2016, these banking organizations are required to begin the transition period for capital conservation and countercyclical capital buffers, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments.
Additional rules, known as the Advanced Approaches rules, require additional measurement of RWA as well as separate calculation of qualifying capital instruments. The Advanced Approaches rules generally apply to banking organizations with total consolidated assets of $250 billion or more, or that have total on-balance sheet foreign exposures of $10 billion or more. Accordingly, SunTrust is not currently required to comply with these separate requirements.
Under the final rules, the minimum capital requirements remain unchanged from the rules proposed by the Federal Reserve in 2012, with thresholds for Common Equity Tier 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and U.S. Leverage ratio of 4%. The capital conservation buffer of 2.5% of RWA also remains applicable. As of June 30, 2013, we believe each of our regulatory capital ratios exceeds their respective "adequately capitalized" minimums under the final rules, as well as the 2.5% capital conservation buffer, when measured on a fully-phased-in basis.

Also unchanged from the NPR capital rule is the final Basel III capital rules requiring the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities and cumulative preferred securities. As such, over a 2-year period beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will qualify for Tier 2 capital treatment. Accordingly, we anticipate that, by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital. We anticipate the impact of this to result in an approximately 40 basis point reduction in our Tier 1 capital ratio. We do not expect any impact to our total capital ratio as a result of the transition to Tier 2 capital.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-
K for the year ended December 31, 2012.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to our Enterprise Risk Management as described in our 2012 Annual Report on Form 10-K.
Credit Risk Management
There have been no significant changes in our credit risk management practices as described in our 2012 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our operational risk management practices as described in our 2012 Annual Report on Form 10-K.

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
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first six months of 2013.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive at June 30, 2013.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 16 which are prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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

		Table 16

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	June 30, 2013	December 31, 2012
Rate Change
+200	2.3%	4.8%
+100	1.3%	2.5%
-25	(0.7)%	(0.8)%
1Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in asset sensitivity from December 31, 2012 is predominantly due to slower assumed prepayments on mortgage-related products due to higher long-term rates and balance sheet mix changes, including new commercial loan swaps. Net interest income increases due to higher rates are less than those estimated at December 31, 2012, due to a decline in floating rate assets relative to liabilities which would reprice to higher yields over the next year if rates did in fact increase.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At June 30, 2013, the MVE profile indicates changes in net balance sheet value due to instantaneous changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 17

	Estimated % Change in MVE
(Basis points)	June 30, 2013	December 31, 2012
Rate Change
+200	(6.0)%	(2.4)%
+100	(2.6)%	(0.1)%
-25	0.4%	(0.3)%

The increase in MVE sensitivity from December 31, 2012 is primarily due to a slight increase in asset durations from higher rates.

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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange risk, spread risk, and commodity risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Other tools used to actively manage trading risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, in accordance with the new Risk-Based Capital Guidelines: Market Risk Rule (the “Market Risk Rule”), which was effective January 1, 2013, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio.

The following table presents VAR, Stressed VAR, and net trading assets for the three and six months ended June 30, as well as VAR by Risk Factor at June 30, 2013:

Value at Risk Profile				Table 18

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
VAR (1-day holding period)
Ending	$5	$4	$5	$4
High	8	4	8	5
Low	3	3	3	3
Average	4	4	5	4

Stressed VAR (10-day holding period) [1]
Ending	$31	N/A	$31	N/A
High	92	N/A	92	N/A
Low	25	N/A	12	N/A
Average	35	N/A	29	N/A

Net Trading Assets (Dollars in billions)
Ending balance	$4.6	$4.5	$4.6	$4.5
Average balance	4.8	4.6	4.8	4.7

(Dollars in millions)	June 30, 2013
VAR by Risk Factor (1-day holding period) [1]
Commodity price risk	$—
Equity price risk	4
Foreign exchange risk	—
Interest rate risk	3
Credit spread risk	4
VAR (1-day diversified) total	5
1 "N/A" - The calculation of Stressed VAR and VAR by Risk Factor under the new Market Risk Rule was not applicable in prior periods.

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Equity Derivatives, Fixed Income, Interest Rate Derivatives, and Credit Trading. There were no material changes in composition of the trading portfolio during the first six months of 2013. While VAR and Stressed VAR was higher during the six months ended June 30, 2013, driven by increased volume in our equity derivatives business, exposure to equity price risk factors were subsequently reduced resulting in a lower risk profile at June 30, 2013. The trading portfolio did not contain any correlation trading positions or on or off balance sheet securitization positions during the first six months of 2013.

Effective January 1, 2013, a change to our VAR methodology was implemented and we began using historical based simulation instead of the previously used Monte Carlo simulation. At the time of methodology change implementation, our VAR calculated using the Monte Carlo simulation yielded results that were similar to the historical simulation presented. The methodology change was primarily to ensure our internal modeling approach for VAR was on the same basis as that for Stressed VAR, which is a requirement under the Market Risk Rule.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below, for the first six months of 2013 there were no instances where trading losses exceeded firmwide VAR.

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 11, "Derivative Financial Instruments" and Note 13, "Fair Value Election and Measurement" in this Form 10-Q and "Critical Accounting Policies" in our 2012 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

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

Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firmwide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations using hypothetical risk factor shocks are also performed. Across our comprehensive stress testing framework, all trading positions across each applicable market risk category (interest rate risk, equity risk, foreign exchange risk, spread risk, and commodity risk) are included. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are appropriately captured.

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

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities (unencumbered, high-quality, liquid assets) in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. At June 30, 2013, the Bank’s AFS investment portfolio contained $12.5 billion of unencumbered and liquid securities at book value, of which approximately 95% consisted of agency MBS, agency debt, and U.S. Treasury securities.

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

We assess liquidity needs that may occur in both the normal course of business and times of unusual events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; the capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve Discount Window. The following table presents period end and average balances from these four sources as of and for the six months ended June 30, 2013 and 2012. We believe these contingency liquidity sources exceed any contingent liquidity needs.

Contingency Liquidity Sources				Table 19
	June 30, 2013		June 30, 2012
(Dollars in billions)	As of	Average for the Six Months Ended ¹	As of	Average for the Six Months Ended ¹
Excess reserves	$—	$1.6	$2.6	$1.9
Free and liquid investment portfolio securities	12.5	12.1	12.5	13.6
FHLB borrowing capacity	12.8	13.6	10.9	10.8
Discount Window borrowing capacity	19.4	18.9	17.3	17.1
Total	$44.7	$46.2	$43.3	$43.4
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At June 30, 2013, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

Contingent uses of funds may arise from a variety of adverse events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At June 30, 2013, S&P maintained a "Positive" outlook and Moody’s, Fitch, and DBRS all maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
June 30, 2013
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Positive	Stable	Stable

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network are our largest and most cost-effective source of funding. Core deposits decreased to $125.6 billion at June 30, 2013, from $130.2 billion at December 31, 2012, driven primarily by a seasonal decline in deposits. The expiration of the FDIC's temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts on December 31, 2012 had an immaterial impact on our deposit balances.

We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased modestly to $15.9 billion at June 30, 2013 from $15.3 billion at December 31, 2012. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, decreased modestly from $4.5 billion at December 31, 2012 to $4.3 billion at June 30, 2013.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $1.6 billion of issuance capacity remains available. During the first six months of 2013, we issued several small structured notes for the Parent Company in the aggregate amount of $36 million. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In April 2013, the Bank issued $600 million of 10-year senior notes that will pay a fixed annual coupon rate of 2.75%. We may call the notes at par beginning on April 1, 2023. At June 30, 2013, the Bank retained $36.9 billion of remaining capacity to issue notes under the program.

Our issuance capacity under these Bank and Parent Company programs refers to authorization granted by our Board, or formal program capacity, and does not refer to a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Therefore, our ability to access these markets in the future could be impaired for either systemic or idiosyncratic reasons. As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At June 30, 2013, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. Our Board Risk Committee regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. There is no Parent Company debt scheduled to mature in 2013. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. We may repurchase common stock subject to an annual capital plan submitted to the Federal Reserve in the CCAR process. Since the Federal Reserve did not object to our capital plan submitted in January 2013, during the first quarter we announced that our Board had authorized us to repurchase up to $200 million of our common stock between the second quarter of 2013 and first quarter of 2014. Pursuant to that plan, we repurchased $50 million of our outstanding common stock during the second quarter. We used existing cash balances at the Parent Company to fund these repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A and in Part II, "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Recent Developments. The impact of the expiration of the FDIC's TAG program on December 31, 2012 had a very modest impact on deposit balance attrition. The TAG program provided a government guarantee of funds deposited in noninterest-bearing transaction accounts at FDIC-insured institutions. In anticipation of the TAG program expiration, we previously forecasted a modest decline in related deposit balances in early 2013. Deposit attrition during the first six months of 2013 attributable to the TAG program expiration was a fraction of the Bank's total potential exposure and not meaningful in the context of aggregate deposit decline during the first six months of 2013. Given the nature of the types of depositors affected and the well-publicized program expiration, we do not expect any further material TAG-related impact.

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

Other Liquidity Considerations. As presented below, we had an aggregate potential obligation of $65.3 billion to our clients in unused lines of credit at June 30, 2013. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.6 billion in letters of credit at June 30, 2013, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.7 billion of these letters supported variable rate demand obligations at June 30, 2013.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	June 30, 2013	December 31, 2012
Unused lines of credit:
Commercial	$39,409	$36,902
Mortgage commitments[1]	8,550	9,152
Home equity lines	11,343	11,739
Commercial real estate	1,821	1,684
Credit card	4,204	4,075
Total unused lines of credit	$65,327	$63,552
Letters of credit:
Financial standby	$3,541	$3,993
Performance standby	50	49
Commercial	32	56
Total letters of credit	$3,623	$4,098
1 Includes IRLC contracts with notional balances of $5.9 billion and $6.8 billion as of June 30, 2013 and December 31, 2012, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2012 Annual Report on Form 10-K.
MSRs, which are carried at fair value, totaled $1.2 billion and $899 million at June 30, 2013 and December 31, 2012, respectively, are managed within established risk limits, and are monitored as part of various governance processes. We recognized increases of $82 million and $98 million in the fair value of our MSRs for the three and six months ended June 30, 2013, respectively, and decreases of $282 million and $214 million in the fair value of our MSRs for the three and six months ended June 30, 2012. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $76 million and $115 million of net losses related to MSRs, inclusive of decay and related hedges, during the three and six months ended June 30, 2013, respectively, and $11 million and $17 million of net losses during the three and six months ended June 30, 2012, respectively. The increase in net losses related to MSRs during 2013 compared to 2012 was driven by a decline in net hedge performance as a result of the increase in market interest rate volatility, as well as an increase in the decay as a result of elevated refinance activity. We expect the decay to decline as the level of refinance activity tapers due to the increase in mortgage rates in the latter part of the current quarter. We originated MSRs with fair values at the time of origination of $93 million and $203 million for the three and six months ended June 30, 2013, respectively and $78 million and $161 million for the three and six months ended June 30, 2012.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. We have identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011 and 2012 and continuing to exist at June 30, 2013. At June 30, 2013, we had no outstanding exposure to sovereign debt of these countries. However, at June 30, 2013, we had direct exposure to corporations and individuals in these countries of $104 million comprised of securities held, unfunded commitments to lend, and a nominal amount of funded loans. Indirect exposure to these countries was $48 million at June 30, 2013 and consists entirely of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of a bank syndicate under the terms of a syndicated corporate loan agreement. Overall, gross exposure to these countries is less than 1% of our total assets at June 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At June 30, 2013, except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2012 Annual Report on Form 10−K.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$145	$120	$268	$197
Wholesale Banking	230	168	434	302
Mortgage Banking	(76)	(116)	(96)	(246)
Corporate Other	88	81	150	184

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$40,284	$42,202	$83,923	$84,616
Wholesale Banking	53,475	50,311	38,960	37,724
Mortgage Banking	27,574	30,809	3,742	3,573
Corporate Other	39	43	(46)	(28)

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$40,329	$42,271	$84,279	$84,323
Wholesale Banking	52,966	49,849	39,223	38,142
Mortgage Banking	27,784	30,802	3,630	3,386
Corporate Other	49	32	(18)	13

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Six Months Ended June 30, 2013 vs. 2012

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $268 million for the six months ended June 30, 2013, an increase of $71 million, or 36%, compared to the same period in 2012. The increase in net income was driven by continued credit quality improvement resulting in a lower provision for credit losses and lower noninterest expense, which more than offset lower revenue.

Net interest income was $1.3 billion, a decrease of $74 million, or 5%, compared to the same period in 2012. The decrease was driven by lower average loan balances and lower deposit spreads. A $1.9 billion, or 5%, decline in average loan balances drove a $26 million, or 5%, decrease in interest income, while loan spreads remained unchanged. The decline in average loans was driven by the $2.0 billion student loan sale executed in the fourth quarter of 2012 and home equity line paydowns. These declines were partially offset by growth in indirect auto loans.

Net interest income related to deposits decreased $61 million, or 7%, compared to the same period in 2012, as deposit spreads decreased 14 basis points. Average deposit balances were essentially flat, however, favorable deposit mix trends continued as low cost average deposit balances increased, offsetting a $2.9 billion, or 18%, decline in average time deposits.

Provision for credit losses was $207 million, a decrease of $85 million, or 29%, compared to the same period in 2012. The decrease was driven by net charge-off declines of $72 million in home equity lines and $13 million in consumer mortgage loans.

Total noninterest income was $729 million, a decrease of $32 million, or 4%, compared to the same period in 2012. The decrease was largely driven by the reclassification of certain card rewards costs to offset related revenue and lower gains on the sale of student loan portfolios. Additionally, increases in wealth and investment management revenue were partially offset by declines in fees on service charges on deposit accounts.

Total noninterest expense was $1.4 billion, a decrease of $136 million, or 9%, compared to the same period in 2012. The decrease was driven by reductions in staff expense, other operating expenses, and overhead costs. Client utilization of self-service channels has provided opportunities to change staffing models in the retail branch network driving the declines in staff and structural expenses.

Wholesale Banking
Wholesale Banking reported net income of $434 million for the six months ended June 30, 2013, an increase of $132 million, or 44%, compared to the same period in 2012. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense combined with an increase in net interest income, partially offset by a decrease in noninterest income.

Net interest income was $841 million, a $34 million, or 4%, increase compared to the same period in 2012, driven by higher average loan and deposit balances. Net interest income related to loans increased $18 million, or 3%, as average loan balances increased $3.1 billion, or 6%, with increases in commercial and tax-exempt loans, partially offset by decreases in commercial real estate loans. Net interest income related to deposits decreased $4 million, or 1%. Average customer deposit balances increased $1.1 billion, or 3%, compared to prior year. Favorable trends in deposit mix continued as lower-cost demand deposits increased $775 million, or 4%, and time deposits decreased $171 million, or 15%, and average combined interest-bearing transaction accounts and money market accounts increased $472 million, or 3%.

Provision for credit losses was $46 million, a decrease of $102 million, or 69%, compared to the same period in 2012. The decline was driven by lower commercial real estate loan net charge-offs.

Total noninterest income was $639 million, a decrease of $25 million, or 4%, compared to the same period in 2012. The decline was driven by lower trading revenue, and a decline in leasing gains, loan fees and letter of credit fees, partially offset by higher investment banking fees, increases in structured leasing gains and sale of affordable housing partnership assets.

Total noninterest expense was $801 million, a decrease of $96 million, or 11%, compared to the prior year. Noninterest expense reflected continued declines in other real estate related expense combined with lower outside processing costs, partially offset by increases in allocated costs.

Mortgage Banking
Mortgage Banking reported a net loss of $96 million for the six months ended June 30, 2013, compared to a net loss of $246 million for the same period in 2012, an improvement of $150 million, or 61%. The improvement was driven by lower provision for credit losses and lower noninterest expense, partially offset by lower noninterest income.

Net interest income was $269 million, an increase of $12 million, or 5%, predominantly due to higher net interest income on loans, partially offset by lower net interest income on deposits. Average loan balances decreased $3.0 billion, or 10%, largely due to loan sales executed in the second half of 2012 and regular paydown of loan balances. Offsetting the decrease in average loan balances was an increase in loan spreads, resulting in a $12 million increase in net interest income. Net interest income on LHFS was unchanged compared to the same period in 2012, due to lower spreads offsetting a $508 million increase in average balances. Total average deposits increased $244 million, or 7%, however, net interest income decreased by $4 million due to lower deposit spreads.

Provision for credit losses was $152 million, a decrease of $179 million, or 54%, compared to the same period in 2012. The improvement was driven by a decline in net charge-offs, partially attributable to the $35 million in net charge-off related to the transfer to LHFS of nonperforming residential mortgage loans included in the first quarter of 2012, which subsequently sold in the second quarter of 2012.

Total noninterest income was $329 million, a decrease of $7 million, or 2%, compared to the same period in 2012. The decrease was predominantly driven by lower mortgage servicing income, offset by higher mortgage production income. Mortgage servicing income of $39 million, decreased $112 million, or 74%, driven by less favorable net hedge performance, higher decay, and lower servicing fees. Total loans serviced were $140.4 billion at June 30, 2013 compared with $153.4 billion at June 30, 2012, down 8%. Mortgage loan production income increased $127 million due to a $301 million decline in mortgage repurchase provision and higher production-related fee income, partially offset by lower gain on sale revenue. Loan originations were $17.9 billion for the six months ended June 30, 2013, compared to $15.9 billion for the prior year, an increase of $2.0 billion, or 13%.

Total noninterest expense was $609 million, a decline of $67 million, or 10%, compared to the same period in 2012. Consulting expense decreased $43 million, predominantly due to lower costs associated with the Federal Reserve Consent Order, while credit and collection services decreased $27 million, other real estate decreased $12 million, and other expense decreased $9 million. Operating losses declined $16 million due to lower costs largely attributed to mortgage servicing and litigation expenses. Total allocated costs increased $32 million, while outside processing increased $11 million due to higher production volume.

Corporate Other
Corporate Other net income for the six months ended June 20, 2013 was $150 million, a decrease of $34 million, or 18%, compared to the same period in 2012. The decrease was primarily due to lower net interest income as a result of maturing commercial loan related interest rate swaps and lower gains from the sale of securities AFS.

Net interest income was $160 million, a decrease of $63 million, or 28%, compared to the same period in 2012. The decrease was driven by lower income from aforementioned interest swaps and a $31 million decrease in income on investment securities due to the foregone dividend income resulting from the sale of the Coke stock in the third quarter of 2012. These declines were partially offset by a decline in the cost of funds. Total average assets decreased $3.5 billion, or 12%, driven by a reduction in the investment portfolio from the aforementioned sale of the Coke stock. Average long-term debt decreased $2.9 billion, or 26%, compared to 2012 primarily due to the repayment of senior and subordinated debt. Average short-term borrowings decreased $2.4 billion, or 40%, due to repayment of short-term FHLB borrowings.

Total noninterest income was $31 million, a decrease of $30 million, or 49%, compared to the same period in 2012. The decrease was predominantly due to $31 million decrease in net gains on the sale of securities AFS.

Total noninterest expense was a contra expense of $35 million, an increase of $28 million, compared to a contra expense of $7 million in the same period in 2012. The contra expenses are mainly due to recovery of funding cost on certain fixed assets and is partially offset by debt extinguishment costs incurred by Corporate Treasury and unallocated severance expenses. The increase in contra expenses was mainly due to lower severance cost, a decline in operating losses, and a decrease in debt extinguishment charges related to redemption of higher cost trust preferred securities in the second quarter of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Enterprise Risk Management” in the MD&A, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2013. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the second quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We intend to begin implementing the new "Internal Control - Integrated Framework" in 2014 prior to its compliance deadline of December, 2014.

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

Below we revise the risk factor discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations” as follows:

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. For example, in 2011, the Federal Reserve conducted a horizontal review of the nation's largest mortgage loan servicers, which resulted in our entering into a Consent Order with the Federal Reserve. We describe the Consent Order in Note 19, “Contingencies,” to our Consolidated Financial Statements and in the "Nonperforming Assets" section of the MD&A in our Form 10-K for the year ended December 31, 2012. Further, we recently entered into a settlement agreement as part of the Independent Foreclosure Review established as a result of this Consent Order and pursuant to that settlement agreement we made a $63 million cash payment (which was accrued in 2012) and commit $100 million in other mortgage assistance to borrowers through existing programs such as loan modifications. Also, STM has been cooperating with the United States Attorneys' Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Government”) whose investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by making misrepresentations and failing to properly process applications for modifications of certain mortgages owned by the GSEs pursuant to the HAMP guidelines. The Government has advised STM that it has made no determinations about how it will proceed in this matter. STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations.

We may incur fines, penalties and other negative consequences from regulatory violations. We may suffer other negative consequences resulting from findings of noncompliance with regulations, including restrictions on certain activities, such as our mortgage business, which may affect our relationship with the GSEs and may also damage our reputation, and this in turn might materially affect our business and results of operations.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 24
	Common Stock[1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
April 1 - 30	1,072,400	$29.03	1,072,400	$169
May 1 - 31	591,532	31.89	591,532	150
June 1 - 30	-	-	-	150
Total during second quarter of 2013	1,663,932	$30.05	1,663,932	$150

1 On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process and therefore, this authority effectively expires on March 31, 2014. During the second quarter of 2013, the Company repurchased approximately $50 million of its common stock at market value as part of this publicly announced plan.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During the second quarter of 2013, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans.
At June 30, 2013, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process, and the Company did not request approval to repurchase any warrants.

SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the second quarter of 2013, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or the Series E Preferred Stock Depositary Shares.

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

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: August 8, 2013.