Form 10-Q
period 2013-09-30
SUNTRUST BANKS INC
filed 2013-11-08
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At November 1, 2013, 536,082,029 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
DBRS — DBRS, Inc.
DDA — Demand deposit account.
DFAST — Dodd-Frank Act Stress Test.
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

Fed funds — Federal funds.
FFELP — Federal Family Education Loan Program.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.
Fitch — Fitch Ratings Ltd.
Form 8-K items - Items disclosed in Form 8-K that was filed with the SEC on September 6, 2012 or October 10, 2013.
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
NOL — Net operating loss.
NPA — Nonperforming assets.
NPL — Nonperforming loan.
OCC — Office of the Comptroller of the Currency.
OCI — Other comprehensive income.
OIG — Office of Inspector General.
OREO — Other real estate owned.

ii

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
UPB — Unpaid principal balance.
UTB — Unrecognized tax benefit.
VA —Veterans Administration.
VAR —Value at risk.
VI — Variable interest.
VIE — Variable interest entity.
Visa —The Visa, U.S.A. Inc. card association or its affiliates, collectively.
Visa Counterparty — a financial institution which purchased the Company's Visa Class B shares.
W&IM — Wealth and Investment Management.

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

iii

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$1,148	$1,257	$3,474	$3,820
Interest and fees on loans held for sale	30	29	90	84
Interest and dividends on securities available for sale[1]	143	144	429	519
Trading account interest and other	18	15	52	48
Total interest income	1,339	1,445	4,045	4,471
Interest Expense
Interest on deposits	70	98	224	342
Interest on long-term debt	52	66	156	244
Interest on other borrowings	9	10	25	29
Total interest expense	131	174	405	615
Net interest income	1,208	1,271	3,640	3,856
Provision for credit losses	95	450	453	1,067
Net interest income after provision for credit losses	1,113	821	3,187	2,789
Noninterest Income
Service charges on deposit accounts	168	172	492	504
Trust and investment management income	133	127	387	387
Retail investment services	68	60	198	180
Other charges and fees	91	97	277	305
Investment banking income	99	83	260	230
Trading income	33	19	124	145
Card fees	77	74	231	239
Mortgage production related (loss)/income	(10)	(64)	282	102
Mortgage servicing related income	11	64	50	215
Net securities gains[2]	—	1,941	2	1,973
Other noninterest income/(loss)	10	(31)	98	78
Total noninterest income	680	2,542	2,401	4,358
Noninterest Expense
Employee compensation	611	670	1,856	1,977
Employee benefits	71	110	322	363
Outside processing and software	190	171	555	527
Net occupancy expense	86	92	261	267
Regulatory assessments	45	67	140	179
Equipment expense	45	49	136	140
Operating losses	350	71	461	200
Credit and collection services	139	65	224	181
Marketing and customer development	34	75	95	134
Other staff expense	22	41	46	75
Amortization/impairment of intangible assets/goodwill	6	17	18	39
Other real estate expense	4	30	4	133
Net loss on debt extinguishment	—	2	—	15
Other noninterest expense	140	266	385	583
Total noninterest expense	1,743	1,726	4,503	4,813
Income before (benefit)/provision for income taxes	50	1,637	1,085	2,334
(Benefit)/provision for income taxes	(146)	551	151	710
Net income including income attributable to noncontrolling interest	196	1,086	934	1,624
Net income attributable to noncontrolling interest	7	9	16	22
Net income	$189	$1,077	$918	$1,602
Net income available to common shareholders	$179	$1,066	$884	$1,581
Net income per average common share:
Diluted	$0.33	$1.98	$1.64	$2.94
Basic	0.33	1.99	1.65	2.96
Dividends declared per common share	0.10	0.05	0.25	0.15
Average common shares - diluted	538,850	538,699	539,488	537,538
Average common shares - basic	533,829	534,506	534,887	533,859
1 Includes dividends on Coke common stock of $31 million during the nine months ended September 30, 2012.
2 Total OTTI was $0 million for the three months ended September 30, 2013 and 2012. Of total OTTI, losses of $0 million and $3 million were recognized in earnings, and gains of $0 million and $3 million were recognized as non-credit-related OTTI in OCI for the three months ended September 30, 2013 and 2012, respectively. Total OTTI was $0 million for the nine months ended September 30, 2013 and 2012. Of total OTTI, losses of $1 million and $7 million were recognized in earnings, and gains of $1 million and $7 million were recognized as non-credit-related OTTI in OCI for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2013	2012	2013	2012
Net income	$189	$1,077	$918	$1,602
Components of other comprehensive loss:
Change in net unrealized gains on securities, net of tax of ($7), ($795), ($272), and ($688), respectively	(11)	(1,448)	(466)	(1,256)
Change in net unrealized gains on derivatives, net of tax of ($15), $111, ($111), and $15, respectively	(26)	204	(189)	34
Change related to employee benefit plans, net of tax of $3, $3, $18, and ($13), respectively	4	5	30	(23)
Total other comprehensive loss	(33)	(1,239)	(625)	(1,245)
Total comprehensive income/(loss)	$156	($162)	$293	$357
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

(Dollars in millions and shares in thousands) (Unaudited)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$3,041	$7,134
Federal funds sold and securities borrowed or purchased under agreements to resell	1,222	1,101
Interest-bearing deposits in other banks	23	22
Cash and cash equivalents	4,286	8,257
Trading assets (includes encumbered securities pledged against repurchase agreements of $764 and $727 at September 30, 2013 and December 31, 2012, respectively)	5,731	6,049
Securities available for sale	22,626	21,953
Loans held for sale[1] ($2,240 and $3,243 at fair value at September 30, 2013 and December 31, 2012, respectively)	2,462	3,399
Loans[2] ($316 and $379 at fair value at September 30, 2013 and December 31, 2012, respectively)	124,340	121,470
Allowance for loan and lease losses	(2,071)	(2,174)
Net loans	122,269	119,296
Premises and equipment	1,515	1,564
Goodwill	6,369	6,369
Other intangible assets (MSRs at fair value: $1,248 and $899 at September 30, 2013 and December 31, 2012, respectively)	1,287	956
Other real estate owned	196	264
Other assets	5,036	5,335
Total assets	$171,777	$173,442
Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$39,006	$39,481
Interest-bearing consumer and commercial deposits	87,855	90,699
Total consumer and commercial deposits	126,861	130,180
Brokered time deposits (CDs at fair value: $784 and $832 at September 30, 2013 and December 31, 2012, respectively)	2,022	2,136
Total deposits	128,883	132,316
Funds purchased	934	617
Securities sold under agreements to repurchase	1,574	1,574
Other short-term borrowings	4,479	3,303
Long-term debt [3] ($1,593 and $1,622 at fair value at September 30, 2013 and December 31, 2012, respectively)	9,985	9,357
Trading liabilities	1,264	1,161
Other liabilities	3,588	4,129
Total liabilities	150,707	152,457
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,117	9,174
Retained earnings	11,573	10,817
Treasury stock, at cost, and other[4]	(579)	(590)
Accumulated other comprehensive (loss)/income, net of tax	(316)	309
Total shareholders’ equity	21,070	20,985
Total liabilities and shareholders’ equity	$171,777	$173,442

Common shares outstanding	537,549	538,959
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	12,372	10,962
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$314	$319
[2] Includes loans of consolidated VIEs	336	365
[3] Includes debt of consolidated VIEs ($284 and $286 at fair value at September 30, 2013 and December 31, 2012, respectively)	634	666
[4] Includes noncontrolling interest held	116	114

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2012	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	1,602	—	—	1,602
Other comprehensive loss	—	—	—	—	—	—	(1,245)	(1,245)
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.15 per share	—	—	—	—	(81)	—	—	(81)
Preferred stock dividends, $3,056 per share	—	—	—	—	(8)	—	—	(8)
Exercise of stock options and stock compensation expense	—	1	—	(35)	—	51	—	16
Restricted stock activity	—	1	—	(64)	—	69	—	5
Amortization of restricted stock compensation	—	—	—	—	—	22	—	22
Issuance of stock for employee benefit plans and other	—	—	—	(12)	—	27	—	15
Balance, September 30, 2012	$275	539	$550	$9,195	$10,491	($616)	$504	$20,399
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	918	—	—	918
Other comprehensive loss	—	—	—	—	—	—	(625)	(625)
Change in noncontrolling interest	—	—	—	—	—	2	—	2
Common stock dividends, $0.25 per share	—	—	—	—	(134)	—	—	(134)
Preferred stock dividends [3]	—	—	—	—	(28)	—	—	(28)
Acquisition of treasury stock	—	(3)	—	—	—	(100)	—	(100)
Exercise of stock options and stock compensation expense	—	1	—	(24)	—	40	—	16
Restricted stock activity	—	1	—	(35)	—	40	—	5
Amortization of restricted stock compensation	—	—	—	—	—	24	—	24
Issuance of stock for employee benefit plans and other	—	—	—	2	—	5	—	7
Balance, September 30, 2013	$725	538	$550	$9,117	$11,573	($579)	($316)	$21,070

1 At September 30, 2013, includes ($636) million for treasury stock, ($59) million for compensation element of restricted stock, and $116 million for noncontrolling interest.
At September 30, 2012, includes ($673) million for treasury stock, ($57) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
2 Components of AOCI at September 30, 2013, included $54 million in unrealized net gains on AFS securities, $342 million in unrealized net gains on derivative financial instruments, and ($712) million related to employee benefit plans. At September 30, 2012, components included $607 million in unrealized net gains on AFS securities, $603 million in unrealized net gains on derivative financial instruments, and ($706) million related to employee benefit plans.
3 Dividends were $3,044 per share for Perpetual Preferred Stock Series A and B and $4,325 per share for Perpetual Preferred Stock Series E for the nine months ended September 30, 2013.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2013	2012
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$934	$1,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	542	567
Origination of mortgage servicing rights	(302)	(244)
Provisions for credit losses and foreclosed property	495	1,191
Mortgage repurchase provision	102	701
Stock option compensation and amortization of restricted stock compensation	25	26
Net securities gains	(2)	(1,973)
Net gain on sale of loans held for sale, loans, and other assets	(169)	(839)
Net decrease/(increase) in loans held for sale	1,200	(199)
Net (increase)/decrease in other assets	(95)	393
Net decrease in other liabilities	(148)	(339)
Net cash provided by operating activities	2,582	908
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	4,672	5,431
Proceeds from sales of securities available for sale	529	4,195
Purchases of securities available for sale	(6,744)	(3,097)
Net increase in loans, including purchases of loans	(4,525)	(4,390)
Proceeds from sales of loans	730	1,572
Capital expenditures	(104)	(168)
Payments related to acquisitions, including contingent consideration	—	(13)
Proceeds from the sale of other real estate owned and other assets	403	427
Net cash (used in)/provided by investing activities	(5,039)	3,957
Cash Flows from Financing Activities
Net decrease in total deposits	(3,433)	(696)
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,493	(2,645)
Proceeds from the issuance of long-term debt	747	4,000
Repayment of long-term debt	(77)	(4,359)
Repurchase of common stock	(100)	—
Common and preferred dividends paid	(162)	(89)
Stock option activity	18	22
Net cash used in financing activities	(1,514)	(3,767)
Net (decrease)/increase in cash and cash equivalents	(3,971)	1,098
Cash and cash equivalents at beginning of period	8,257	4,509
Cash and cash equivalents at end of period	$4,286	$5,607
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$28	$34
Loans transferred from loans to loans held for sale	200	3,112
Loans transferred from loans and loans held for sale to other real estate owned	197	304

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force).” The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates, and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or

Notes to Consolidated Financial Statements (Unaudited), continued

redesignated hedging relationships entered into on or after July 17, 2013. The ASU has no impact on the Company's current hedging relationships and, thus, no impact on the Company's financial position, results of operations, or EPS.

In July 2013, the FASB issued ASU 2013-11,“Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force).” Prior to this ASU, U.S. GAAP did not include explicit guidance on the financial statement presentation of a UTB when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires, with limited exceptions, that a UTB, or a portion of a UTB, should be presented in the financial statements as a reduction to a DTA for a NOL carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years and interim periods beginning after December 15, 2013. As early adoption is permitted, the Company adopted this ASU upon issuance and it resulted in an immaterial reclassification within liabilities in the Consolidated Balance Sheets. As this ASU only impacts financial statement presentation and related footnote disclosures, there will be no impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL

Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2013	December 31, 2012
Fed funds	$97	$29
Securities borrowed	241	155
Resell agreements	884	917
Total fed funds sold and securities borrowed or purchased under agreements to resell	$1,222	$1,101

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. The total market value of the collateral held was $1.1 billion at both September 30, 2013 and December 31, 2012, of which $263 million and $246 million was repledged, respectively.

The Company has also pledged $764 million and $727 million of trading assets to secure $756 million and $703 million of repurchase agreements at September 30, 2013 and December 31, 2012, respectively.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 11, "Derivative Financial Instruments." Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at September 30, 2013 and December 31, 2012:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,125	$—	$1,125	[1,2]	$1,117	$8
Financial liabilities:
Securities sold under agreements to repurchase	1,574	—	1,574	[1]	1,574	—

December 31, 2012
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,072	$—	$1,072	[1,2]	$1,069	$3
Financial liabilities:
Securities sold under agreements to repurchase	1,574	—	1,574	[1]	1,574	—
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria at September 30, 2013 and December 31, 2012.
2 Excludes $97 million and $29 million of Fed funds sold which are not subject to a master netting agreement at September 30, 2013 and December 31, 2012, respectively.

NOTE 3 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$792	$7	$28	$771
Federal agency securities	2,167	53	49	2,171
U.S. states and political subdivisions	239	8	2	245
MBS - agency	18,223	449	314	18,358
MBS - private	167	1	2	166
ABS	95	2	1	96
Corporate and other debt securities	40	3	—	43
Other equity securities[1]	775	1	—	776
Total securities AFS	$22,498	$524	$396	$22,626

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953
1At September 30, 2013, other equity securities was comprised of the following: $266 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $107 million in mutual fund investments, and $1 million of other. At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents interest and dividends on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Taxable interest	$132	$132	$397	$454
Tax-exempt interest	3	4	8	12
Dividends[1]	8	8	24	53
Total interest and dividends	$143	$144	$429	$519
1Includes dividends on Coke common stock of $31 million for the nine months ended September 30, 2012.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $10.0 billion and $10.6 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, there were no securities AFS pledged under secured borrowing arrangements under which the secured party has possession of the collateral and would customarily sell or repledge that collateral, other than in an event of default of the Company.

The amortized cost and fair value of investments in debt securities at September 30, 2013, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$1	$201	$590	$—	$792
Federal agency securities	41	1,410	563	153	2,167
U.S. states and political subdivisions	97	89	9	44	239
MBS - agency	1,730	9,369	3,795	3,329	18,223
MBS - private	—	160	7	—	167
ABS	74	20	1	—	95
Corporate and other debt securities	—	22	18	—	40
Total debt securities	$1,943	$11,271	$4,983	$3,526	$21,723
Fair Value:
U.S. Treasury securities	$1	$208	$562	$—	$771
Federal agency securities	41	1,458	523	149	2,171
U.S. states and political subdivisions	99	93	10	43	245
MBS - agency	1,824	9,677	3,717	3,140	18,358
MBS - private	—	159	7	—	166
ABS	73	21	2	—	96
Corporate and other debt securities	—	25	18	—	43
Total debt securities	$2,038	$11,641	$4,839	$3,332	$21,850
Weighted average yield[1]	2.89%	2.93%	2.20%	2.69%	2.72%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At September 30, 2013, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies in the Company's 2012 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$563	$28	$—	$—	$563	$28
Federal agency securities	637	48	18	1	655	49
U.S. states and political subdivisions	—	—	20	2	20	2
MBS - agency	7,147	311	84	3	7,231	314
ABS	—	—	13	1	13	1
Total temporarily impaired securities	8,347	387	135	7	8,482	394
OTTI securities[1]:
MBS - private	113	2	—	—	113	2
Total OTTI securities	113	2	—	—	113	2
Total impaired securities	$8,460	$389	$135	$7	$8,595	$396

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$298	$3	$—	$—	$298	$3
U.S. states and political subdivisions	1	—	24	5	25	5
MBS - agency	1,212	3	—	—	1,212	3
ABS	—	—	13	2	13	2
Total temporarily impaired securities	1,511	6	37	7	1,548	13
OTTI securities[1]:
ABS	—	—	3	1	3	1
Total OTTI securities	—	—	3	1	3	1
Total impaired securities	$1,511	$6	$40	$8	$1,551	$14
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

Unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included municipal ARS, federal agency securities, agency MBS, and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The fair value of agency MBS has declined due to the increase in market interest rates. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been other-than-temporarily impaired that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012		2013	2012
Gross realized gains	$—	$1,944	[1]	$4	$1,980	[1]
Gross realized losses	—	—		(1)	—
OTTI	—	(3)		(1)	(7)
Net securities gains	$—	$1,941		$2	$1,973
1 Included in these amounts are $305 million in losses recognized during the three and nine months ended September 30, 2012 related to the termination of the Agreements that hedge the Coke common stock.

Notes to Consolidated Financial Statements (Unaudited), continued

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

The securities that gave rise to credit impairments recognized during the three and nine months ended September 30, 2013 and 2012, as shown in the table below, consisted of private MBS and ABS with a fair value of approximately $23 million and $217 million, respectively, at September 30, 2013 and 2012.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
OTTI[1]	$—	$—	$—	$—
Portion of gains/(losses) recognized in OCI (before taxes)	—	3	1	7
Net impairment losses recognized in earnings	$—	$3	$1	$7
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three and nine months ended September 30, 2013 and 2012, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Balance, beginning of period	$32	$28	$31	$25
Additions:
OTTI credit losses on previously impaired securities	—	3	1	7
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)	—	(1)	(1)
Balance, end of period	$31	$31	$31	$31

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the nine months ended September 30:

	2013	2012
Default rate	2 - 9%	2 - 9%
Prepayment rate	7 - 21%	7 - 21%
Loss severity	46 - 74%	40 - 56%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	September 30, 2013	December 31, 2012
Commercial loans:
C&I	$55,943	$54,048
CRE	4,755	4,127
Commercial construction	737	713
Total commercial loans	61,435	58,888
Residential loans:
Residential mortgages - guaranteed	3,527	4,252
Residential mortgages - nonguaranteed[1]	24,106	23,389
Home equity products	14,826	14,805
Residential construction	582	753
Total residential loans	43,041	43,199
Consumer loans:
Guaranteed student loans	5,489	5,357
Other direct	2,670	2,396
Indirect	11,035	10,998
Credit cards	670	632
Total consumer loans	19,864	19,383
LHFI	$124,340	$121,470
LHFS	$2,462	$3,399
1Includes $316 million and $379 million of loans carried at fair value at September 30, 2013 and December 31, 2012, respectively.

During the three months ended September 30, 2013 and 2012, the Company transferred $56 million and $2.0 billion in LHFI to LHFS, and $11 million and $3 million in LHFS to LHFI, respectively. Additionally, during the three months ended September 30, 2013 and 2012, the Company sold $99 million and $515 million in loans and leases for gains of less than $1 million for both periods.
During the nine months ended September 30, 2013 and 2012, the Company transferred $200 million and $3.1 billion in LHFI to LHFS, and $28 million and $34 million in LHFS to LHFI, respectively. Additionally, during the nine months ended September 30, 2013 and 2012, the Company sold $761 million and $1.5 billion in loans and leases for a gain of $7 million and $36 million, respectively.

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2013 and December 31, 2012, 84% and 89%, respectively, of the guaranteed student loan portfolio was current with respect to payments. At September 30, 2013 and December 31, 2012, 82% and 83%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Credit rating:
Pass	$54,162	$52,292	$4,421	$3,564	$672	$506
Criticized accruing	1,565	1,562	292	497	48	173
Criticized nonaccruing	216	194	42	66	17	34
Total	$55,943	$54,048	$4,755	$4,127	$737	$713

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Current FICO score range:
700 and above	$18,593	$17,410	$11,588	$11,339	$439	$561
620 - 699	3,740	3,850	2,250	2,297	101	123
Below 620[2]	1,773	2,129	988	1,169	42	69
Total	$24,106	$23,389	$14,826	$14,805	$582	$753

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Current FICO score range:
700 and above	$2,238	$1,980	$8,214	$8,300	$466	$435
620 - 699	372	350	2,223	2,038	164	152
Below 620[2]	60	66	598	660	40	45
Total	$2,670	$2,396	$11,035	$10,998	$670	$632
1Excludes $3.5 billion and $4.3 billion at September 30, 2013 and December 31, 2012, respectively, of guaranteed residential loans. At September 30, 2013 and December 31, 2012, the majority of these loans had FICO scores of 700 and above.
2For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3Excludes $5.5 billion and $5.4 billion at September 30, 2013 and December 31, 2012, respectively, of guaranteed student loans.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	September 30, 2013
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$55,663	$43	$21	$216	$55,943
CRE	4,706	5	2	42	4,755
Commercial construction	720	—	—	17	737
Total commercial loans	61,089	48	23	275	61,435
Residential loans:
Residential mortgages - guaranteed	2,878	40	609	—	3,527
Residential mortgages - nonguaranteed[1]	23,463	156	23	464	24,106
Home equity products	14,496	121	—	209	14,826
Residential construction	498	4	1	79	582
Total residential loans	41,335	321	633	752	43,041
Consumer loans:
Guaranteed student loans	4,629	361	499	—	5,489
Other direct	2,650	15	1	4	2,670
Indirect	10,974	54	1	6	11,035
Credit cards	658	6	6	—	670
Total consumer loans	18,911	436	507	10	19,864
Total LHFI	$121,335	$805	$1,163	$1,037	$124,340
1Includes $316 million of loans carried at fair value, the majority of which were accruing current.
2Nonaccruing loans past due 90 days or more totaled $718 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

	December 31, 2012
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$53,747	$81	$26	$194	$54,048
CRE	4,050	11	—	66	4,127
Commercial construction	679	—	—	34	713
Total commercial loans	58,476	92	26	294	58,888
Residential loans:
Residential mortgages - guaranteed	3,523	39	690	—	4,252
Residential mortgages - nonguaranteed[1]	22,401	192	21	775	23,389
Home equity products	14,314	149	1	341	14,805
Residential construction	625	15	1	112	753
Total residential loans	40,863	395	713	1,228	43,199
Consumer loans:
Guaranteed student loans	4,769	556	32	—	5,357
Other direct	2,372	15	3	6	2,396
Indirect	10,909	68	2	19	10,998
Credit cards	619	7	6	—	632
Total consumer loans	18,669	646	43	25	19,383
Total LHFI	$118,008	$1,133	$782	$1,547	$121,470
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

	September 30, 2013			December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$90	$63	$—	$59	$40	$—
CRE	5	4	—	6	5	—
Commercial construction	1	—	—	45	45	—
Total commercial loans	96	67	—	110	90	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	37	35	14	46	38	6
CRE	8	3	—	15	7	1
Commercial construction	6	4	—	5	3	—
Total commercial loans	51	42	14	66	48	7
Residential loans:
Residential mortgages - nonguaranteed	2,348	2,000	230	2,346	2,046	234
Home equity products	708	633	96	661	612	88
Residential construction	262	198	26	259	201	26
Total residential loans	3,318	2,831	352	3,266	2,859	348
Consumer loans:
Other direct	15	15	1	14	14	2
Indirect	83	82	4	46	46	2
Credit cards	15	15	3	21	21	5
Total consumer loans	113	112	8	81	81	9
Total impaired loans	$3,578	$3,052	$374	$3,523	$3,078	$364
1Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.7 billion and $2.4 billion of accruing TDRs, at amortized cost, at September 30, 2013 and December 31, 2012, respectively, of which 96% and 95% were current, respectively. See Note 1, “Significant Accounting Policies,” to the Company's 2012 Annual Report on Form 10−K, for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$84	$—	$97	$—	$58	$1	$107	$1
CRE	5	—	52	2	6	—	62	3
Commercial construction	1	—	64	—	1	—	71	1
Total commercial loans	90	—	213	2	65	1	240	5
Impaired loans with an allowance recorded:
Commercial loans:
C&I	35	—	44	—	25	1	42	1
CRE	3	—	21	—	3	—	22	—
Commercial construction	4	—	6	—	2	—	6	—
Total commercial loans	42	—	71	—	30	1	70	1
Residential loans:
Residential mortgages - nonguaranteed	2,002	23	2,053	20	2,013	71	2,059	62
Home equity products	634	7	536	7	640	17	541	20
Residential construction	199	3	227	3	200	8	234	8
Total residential loans	2,835	33	2,816	30	2,853	96	2,834	90
Consumer loans:
Other direct	15	—	13	—	16	—	13	—
Indirect	84	1	31	1	87	3	32	2
Credit cards	15	—	23	—	17	1	25	1
Total consumer loans	114	1	67	1	120	4	70	3
Total impaired loans	$3,081	$34	$3,167	$33	$3,068	$102	$3,214	$99
1 Of the interest income recognized during the three and nine months ended September 30, 2013, cash basis interest income was $1 million and $6 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2012, cash basis interest income was $6 million and $15 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	September 30, 2013	December 31, 2012
Nonaccrual/NPLs:
Commercial loans:
C&I	$216	$194
CRE	42	66
Commercial construction	17	34
Residential loans:
Residential mortgages - nonguaranteed	464	775
Home equity products	209	341
Residential construction	79	112
Consumer loans:
Other direct	4	6
Indirect	6	19
Total nonaccrual/NPLs[2]	1,037	1,547
OREO[1]	196	264
Other repossessed assets	9	9
Nonperforming LHFS	59	37
Total NPAs	$1,301	$1,857
1Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $175 million and $140 million at September 30, 2013 and December 31, 2012, respectively.
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
At September 30, 2013 and December 31, 2012, the Company had $4 million and $1 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR during the three and nine months ended September 30, 2013, by type of modification, are shown in the following tables:

	Three Months Ended September 30, 2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	28	$—	$—	$39	$39
CRE	—	—	—	—	—
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	332	—	61	14	75
Home equity products	715	—	19	12	31
Residential construction	25	—	4	—	4
Consumer loans:
Other direct	30	—	—	1	1
Indirect	883	—	—	18	18
Credit cards	97	—	—	—	—
Total TDRs	2,111	$—	$84	$84	$168

	Nine Months Ended September 30, 2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	124	$18	$2	$89	$109
CRE	5	—	4	1	5
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	1,245	—	122	84	206
Home equity products	2,153	—	56	60	116
Residential construction	242	—	22	3	25
Consumer loans:
Other direct	110	—	—	3	3
Indirect	2,617	—	—	50	50
Credit cards	483	—	2	—	2
Total TDRs	6,980	$18	$208	$290	$516
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. There were no charge-offs associated with principal forgiveness during the three months ended September 30, 2013. The total amount of charge-offs associated with principal forgiveness during the nine months ended September 30, 2013 was $2 million.
3Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and nine months ended September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	87	$4	$1	$6	$11
CRE	4	5	—	—	5
Commercial construction	3	1	—	2	3
Residential loans:
Residential mortgages - nonguaranteed	279	—	20	1	21
Home equity products	431	—	26	4	30
Residential construction	165	—	—	25	25
Consumer loans:
Other direct	42	—	—	1	1
Indirect	1,000	—	—	17	17
Credit cards	281	—	2	—	2
Total TDRs	2,292	$10	$49	$56	$115

	Nine Months Ended September 30, 2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	270	$4	$3	$21	$28
CRE	27	17	7	2	26
Commercial construction	15	3	—	13	16
Residential loans:
Residential mortgages - nonguaranteed	703	—	61	2	63
Home equity products	1,272	—	90	7	97
Residential construction	340	—	1	54	55
Consumer loans:
Other direct	81	—	—	2	2
Indirect	1,795	—	—	31	31
Credit cards	1,144	—	7	—	7
Total TDRs	5,647	$24	$169	$132	$325
1Includes loans modified under the terms of a TDR that were charged-off during the period.
2Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the three and nine months ended September 30, 2012, was $1 million and $2 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

For the three and nine months ended September 30, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and September 30, 2013, that became 90 days or more delinquent, or were charged-off, during the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	3	$—	45	$—
CRE	—	—	4	3
Commercial construction	—	—	1	—
Residential loans:
Residential mortgages	63	9	219	19
Home equity products	37	2	138	8
Residential construction	26	1	42	2
Consumer loans:
Other direct	5	—	14	—
Indirect	55	1	143	2
Credit cards	53	—	132	1
Total TDRs	242	$13	738	$35

For the three and nine months ended September 30, 2012, the table below represents defaults on loans that were first modified between the periods January 1, 2011 and September 30, 2012, that became 90 days or more delinquent, or were charged-off, during the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	38	$1	63	$4
CRE	—	—	4	4
Commercial construction	2	—	9	6
Residential loans:
Residential mortgages	31	2	87	16
Home equity products	32	2	113	9
Residential construction	6	1	23	3
Consumer loans:
Other direct	2	—	4	—
Indirect	15	—	15	—
Credit cards	33	—	168	1
Total TDRs	159	$6	486	$43

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Notes to Consolidated Financial Statements (Unaudited), continued

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $827 million and $562 million at September 30, 2013 and December 31, 2012, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2013, the Company owned $43.0 billion in residential loans, representing 35% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $3.9 billion in mortgage loan commitments. Of the residential loans owned at September 30, 2013, 8% were guaranteed by a federal agency or a GSE. At December 31, 2012, the Company owned $43.2 billion in residential loans, representing 36% of total LHFI, and had $11.7 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2012, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $12.8 billion and $13.7 billion of mortgage loans at September 30, 2013 and December 31, 2012, respectively, that included terms such as an interest only feature, a high original LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $6.0 billion and $7.6 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.2 billion of those interest only loans at September 30, 2013, and $1.5 billion at December 31, 2012, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $6.8 billion and $6.1 billion of amortizing loans with no mortgage insurance at September 30, 2013 and December 31, 2012, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$2,172	$2,350	$2,219	$2,505
Provision for loan losses	92	450	448	1,065
Provision for unfunded commitments	3	—	5	2
Loan charge-offs	(189)	(585)	(695)	(1,445)
Loan recoveries	43	74	144	162
Balance at end of period	$2,121	$2,289	$2,121	$2,289

Components:
ALLL	$2,071	$2,239
Unfunded commitments reserve[1]	50	50
Allowance for credit losses	$2,121	$2,289
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by segment is presented in the tables below:

	Three Months Ended September 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$919	$1,046	$160	$2,125
Provision for loan losses	77	(6)	21	92
Loan charge-offs	(52)	(109)	(28)	(189)
Loan recoveries	13	21	9	43
Balance at end of period	$957	$952	$162	$2,071

	Three Months Ended September 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$887	$1,277	$136	$2,300
Provision for loan losses	127	300	23	450
Loan charge-offs	(126)	(425)	(34)	(585)
Loan recoveries	55	10	9	74
Balance at end of period	$943	$1,162	$134	$2,239

	Nine Months Ended September 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	183	184	81	448
Loan charge-offs	(176)	(430)	(89)	(695)
Loan recoveries	48	67	29	144
Balance at end of period	$957	$952	$162	$2,071

	Nine Months Ended September 30, 2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	214	788	63	1,065
Loan charge-offs	(346)	(1,001)	(98)	(1,445)
Loan recoveries	111	21	30	162
Balance at end of period	$943	$1,162	$134	$2,239

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	September 30, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$109	$14	$2,831	$352	$112	$8	$3,052	$374
Collectively evaluated	61,326	943	39,894	600	19,752	154	120,972	1,697
Total evaluated	61,435	957	42,725	952	19,864	162	124,024	2,071
LHFI at fair value	—	—	316	—	—	—	316	—
Total LHFI	$61,435	$957	$43,041	$952	$19,864	$162	$124,340	$2,071

	December 31, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$138	$7	$2,859	$348	$81	$9	$3,078	$364
Collectively evaluated	58,750	895	39,961	783	19,302	132	118,013	1,810
Total evaluated	58,888	902	42,820	1,131	19,383	141	121,091	2,174
LHFI at fair value	—	—	379	—	—	—	379	—
Total LHFI	$58,888	$902	$43,199	$1,131	$19,383	$141	$121,470	$2,174

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company during the third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The fair value of the reporting units is determined by using discounted cash flow analyses and, when applicable, guideline company information. When the reporting unit is not a legal entity with a stand-alone equity balance, the carrying value of the reporting units is determined using an equity allocation methodology that allocates the total equity of the Company to each of its reporting units considering both regulatory risk-based capital and tangible assets relative to tangible equity. See "Critical Accounting Policies" in our 2012 Annual Report on Form 10-K for further information regarding our goodwill accounting policy. The Company performed a goodwill impairment analysis for all of its reporting units with goodwill balances at September 30, 2013 and determined that the fair value was in excess of the respective carrying value by the following percentages:

Consumer Banking and Private Wealth Management        56%
Wholesale Banking                    14%
RidgeWorth Capital Management                  141%

Notes to Consolidated Financial Statements (Unaudited), continued

During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. Also, as discussed in Note 20, "Business Segment Reporting," to the Company's 2012 Annual Report on Form 10-K, the Company reorganized its segment reporting structure and goodwill reporting units during the first quarter of 2012. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30 are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2013	$—	$—	$—	$—	$3,962	$2,407	$6,369
Intersegment transfers	—	—	—	—	300	(300)	—
Balance, September 30, 2013	$—	$—	$—	$—	$4,262	$2,107	$6,369
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Acquisition of FirstAgain, LLC	—	—	—	—	32	—	32
Impairment of GenSpring	—	—	—	—	—	(7)	(7)
Balance, September 30, 2012	$—	$—	$—	$—	$3,962	$2,407	$6,369

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(10)	—	(8)	(18)
MSRs originated	—	302	—	302
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	260	—	260
Other changes in fair value [2]	—	(212)	—	(212)
Sale of MSRs	—	(1)	—	(1)
Balance, September 30, 2013	$7	$1,248	$32	$1,287
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(17)	—	(14)	(31)
MSRs originated	—	244	—	244
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(157)	—	(157)
Other changes in fair value [2]	—	(173)	—	(173)
Sale of MSRs	—	(4)	—	(4)
Balance, September 30, 2012	$21	$831	$44	$896
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
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine months ended September 30, 2013 was $79 million and $232 million, respectively, and $75 million and $238 million for the three and nine months ended September 30, 2012, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At September 30, 2013 and December 31, 2012, the total unpaid principal balance of mortgage loans serviced was $139.7 billion and $144.9 billion, respectively. Included in these amounts were $109.2 billion and $113.2 billion at September 30, 2013 and December 31, 2012, respectively, of loans serviced for third parties. During the nine months ended September 30, 2013 and 2012, the Company sold MSRs, at a price approximating their fair value, on residential loans with an unpaid principal balance of $2.1 billion and $1.7 billion, respectively.

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

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at September 30, 2013 and December 31, 2012, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. While the overall change in MSRs during the nine months ended September 30, 2013 was primarily due to originations, substantially all of the change in fair value of retained MSRs during the nine months ended September 30, 2013 was driven by an increase in prevailing interest rates during the same period.

(Dollars in millions)	September 30, 2013	December 31, 2012
Fair value of retained MSRs	$1,248	$899
Prepayment rate assumption (annual)	9%	16%
Decline in fair value from 10% adverse change	$40	$50
Decline in fair value from 20% adverse change	77	95
Discount rate (annual)	12%	11%
Decline in fair value from 10% adverse change	$62	$37
Decline in fair value from 20% adverse change	118	70
Weighted-average life (in years)	7.3	4.9
Weighted-average coupon	4.4%	4.8%

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 7 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities that are VIEs described below, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the nine months ended September 30, 2013, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the period. Other than certain affordable housing partnership interest and properties that were sold which resulted in the deconsolidation of $5 million in assets during the third quarter, these evaluations did not result in changes to the previous consolidation conclusions.
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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, including servicing rights, which resulted in a pre-tax loss of $169 million for the three months ended September 30, 2013, and pre-tax gains of $306 million for the three months ended September 30, 2012, and pre-tax gains of $112 million and $765 million for the nine months ended September 30, 2013 and 2012, respectively. These gains/losses are included within mortgage production related (loss)/income in the Consolidated Statements of Income. These gains/losses include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 12, “Reinsurance Arrangements and Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At September 30, 2013 and December 31, 2012, the fair value of securities received totaled $77 million and $98 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the securitization. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets at September 30, 2013 and December 31, 2012, of the unconsolidated trusts in which the Company has a VI are $368 million and $445 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees, as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets. See Note 13, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments. At September 30, 2013, the Company’s Consolidated Balance Sheets reflected $314 million of loans held by the CLO and $284 million of debt issued by the CLO. At December 31, 2012, the Company’s Consolidated Balance Sheets reflected $319 million of loans held by the CLO and $286 million of debt issued by the CLO. Although the Company consolidates the CLO, its creditors have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million at September 30, 2013 and December 31, 2012. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At both September 30, 2013 and December 31, 2012, these VIEs had $1.8 billion of estimated assets and $1.7 billion of estimated liabilities.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At September 30, 2013 and December 31, 2012, the Company’s Consolidated Balance Sheets reflected $354 million and $384 million, respectively, of assets held by the Student Loan entity and $350 million and $380 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company's maximum exposure to loss at September 30, 2013 and December 31, 2012, includes current senior interests held in trading securities, which have fair values of $62 million and $52 million, respectively.
As further discussed in Note 13, "Fair Value Election and Measurement," the Company valued these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The primary inputs and assumptions considered by the

Notes to Consolidated Financial Statements (Unaudited), continued

Company in valuing these retained interests were overcollateralization levels (impacted by credit losses) and the discount margin over LIBOR. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 21 years on a weighted average basis. The expected discount margin over LIBOR ranged from 5.0% to 6.5% at September 30, 2013 based on discussion with the dealer community with limited trade data adjusted for specific deal factors. At September 30, 2013, a 10% and 20% adverse change in the assumed market yield results in declines of approximately $6 million and $10 million, respectively, in the fair value of these securities. In evaluating the impact of credit losses, consideration was given to the underlying collateral of the VIEs, which is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. The Company estimates that if each of the VIEs in which the Company holds retained positions experienced three additional large deferrals or defaults, it should not have a significant impact on the fair value of the retained securities.
At September 30, 2013 and December 31, 2012, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $1.1 billion and $1.2 billion, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. No events occurred during the nine months ended September 30, 2013 that changed the Company’s sale accounting conclusion.
The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Cash flows on interests held[1]:
Residential Mortgage Loans[2]	$8	$6	$24	$21
Commercial and Corporate Loans	—	1	1	1
CDO Securities	—	1	1	1
Total cash flows on interests held	$8	$8	$26	$23
Servicing or management fees[1]:
Residential Mortgage Loans[2]	$1	$1	$2	$2
Commercial and Corporate Loans	2	2	7	7
Total servicing or management fees	$3	$3	$9	$9
1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans at September 30, 2013 and December 31, 2012, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)							2013	2012	2013	2012
Type of loan:
Commercial	$61,435	$58,888	$298		$320		$39	$71	$128	$235
Residential	43,041	43,199	1,385		1,941		88	415	363	980
Consumer	19,864	19,383	517		68		19	25	60	68
Total loan portfolio	124,340	121,470	2,200		2,329		146	511	551	1,283
Managed securitized loans:
Commercial	1,756	1,767	16		23		—	—	—	—
Residential	102,737	104,877	1,411	[3]	2,186	[3]	5	7	19	23
Total managed loans	$228,833	$228,114	$3,627		$4,538		$151	$518	$570	$1,306
1Excludes $2.5 billion and $3.4 billion of LHFS at September 30, 2013 and December 31, 2012, respectively.
2Excludes $59 million and $38 million of past due LHFS at September 30, 2013 and December 31, 2012, respectively.
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
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At September 30, 2013 and December 31, 2012, the Company had $1.8 billion and $1.9 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.8 billion and $1.9 billion at September 30, 2013 and December 31, 2012, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At September 30, 2013, the fair values of these TRS assets and liabilities were $36 million and $32 million, respectively, and at December 31, 2012, the fair values of these TRS assets and liabilities were $51 million and $46 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At September 30, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, were $3 million, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material at September 30, 2013 and December 31, 2012. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and nine months ended September 30, 2013 and 2012, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.3 billion and $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively. The limited partner interests had carrying values of $237 million and $186 million at September 30, 2013 and December 31, 2012, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $595 million and $505 million at September 30, 2013 and December 31, 2012, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $278 million and $236 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at September 30, 2013 and December 31, 2012, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At September 30, 2013 and December 31, 2012, the Company's investment in these funds totaled $136 million and $63 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $225 million and $110 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At September 30, 2013 and December 31, 2012, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $234 million and $239 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $91 million and $100 million, respectively.
During 2012, the Company decided to sell certain affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values to their estimated net realizable values. Certain affordable housing properties were sold during the third quarter of 2013. The gain recognized upon sale during the third quarter of 2013 was immaterial. At September 30, 2013, market indicators remain consistent with the carrying values of the remaining properties to be sold and marketing efforts continue with an expected disposition in the fourth quarter of 2013.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has determined that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds at September 30, 2013 and December 31, 2012, were $273 million and $372 million, respectively.

NOTE 8 – NET INCOME PER COMMON SHARE
Equivalent shares of 20 million and 24 million related to common stock options and common stock warrants outstanding at September 30, 2013 and 2012, respectively, were excluded from the computations of diluted income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2013	2012	2013	2012
Net income	$189	$1,077	$918	$1,602
Preferred dividends	(9)	(2)	(28)	(8)
Dividends and undistributed earnings allocated to unvested shares	(1)	(9)	(6)	(13)
Net income available to common shareholders	$179	$1,066	$884	$1,581
Average basic common shares	534	535	535	534
Effect of dilutive securities:
Stock options	1	1	1	1
Restricted stock	4	3	3	3
Average diluted common shares	539	539	539	538
Net income per average common share - diluted	$0.33	$1.98	$1.64	$2.94
Net income per average common share - basic	$0.33	$1.99	$1.65	$2.96

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 - INCOME TAXES
The provision for income taxes was a benefit of $146 million and an expense of $551 million for the three months ended September 30, 2013 and 2012, respectively, resulting in an effective tax rate during the three months ended September 30, 2013, that was not meaningful when calculated compared to an effective tax rate of 34% during the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the provision for income taxes was an expense of $151 million and $710 million, respectively, representing effective tax rates of 14% and 31%, respectively. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2013, by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period. For the three and nine months ended September 30, 2012, the provision for income taxes was calculated discretely based on actual year-to-date results.
The Company realized a gross tax benefit of approximately $343 million related to the taxable reorganization of certain subsidiaries in the third quarter of 2013. This tax benefit and any related liability for UTBs were recorded as discrete items in the third quarter provision for income taxes.
At September 30, 2013 and December 31, 2012, the Company had a liability related to federal and state UTBs, excluding interest and penalties, of $338 million and $137 million, respectively. The increase in the liability relates to current year tax positions. The amount of UTBs that, if recognized, would affect the Company’s effective tax rate was $287 million at September 30, 2013.
At September 30, 2013 and December 31, 2012, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $82 million and $56 million, respectively. The increase in the valuation allowance was primarily due to an increase in STM’s valuation allowance related to its state NOLs.

NOTE 10 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTIs for eligible employees, which may be delivered through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for the AIP and LTI cash plans was $30 million and $39 million for the three months ended September 30, 2013 and 2012, respectively and $108 million and $116 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. At September 30, 2013, 17 million shares were available for grant, including 9 million shares available to be issued as restricted stock.
Stock options are granted at an exercise price that is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. Upon exercise, the weighted average fair value of options granted during the first nine months of 2013 and 2012 were $7.37 and $7.83 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the nine months ended September 30:

	2013	2012
Dividend yield	1.28%	0.91%
Expected stock price volatility	30.98	39.88
Risk-free interest rate (weighted average)	1.02	1.07
Expected life of options	6 years	6 years

Notes to Consolidated Financial Statements (Unaudited), continued

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Stock-based compensation expense:
Stock options	$1	$2	$5	$9
Restricted stock	9	8	24	22
RSUs	2	6	15	24
Total stock-based compensation expense	$12	$16	$44	$55

The recognized stock-based compensation tax benefit was $5 million and $6 million for the three months ended September 30, 2013 and 2012, respectively, and $17 million and $21 million for the nine months ended September 30, 2013 and 2012, respectively.

Retirement Plans
SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the first nine months of 2013. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7% for 2013.
Anticipated employer contributions/benefit payments for 2013 are $8 million for the SERP. During the three and nine months ended September 30, 2013, the actual contributions/benefit payments were $3 million and $7 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three and nine months ended September 30, 2013. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2013 in the amount of $3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5% for 2013.

Components of net periodic benefit for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30
	2013		2012
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits		Other Postretirement Benefits
Interest cost	$28	$1	$30		$2
Expected return on plan assets	(46)	(1)	(43)		(2)
Recognized net actuarial loss	6	—	6		—
Settlement loss	—	—	2	[1]	—
Net periodic benefit	($12)	$—	($5)		$—

	Nine Months Ended September 30
	2013		2012
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits		Other Postretirement Benefits
Interest cost	$84	$4	$90		$5
Expected return on plan assets	(139)	(4)	(129)		(5)
Recognized net actuarial loss	19	—	18		—
Settlement loss	—	—	2	[1]	—
Net periodic benefit	($36)	$—	($19)		$—
1 Interim remeasurement was required on September 15, 2012, for the SunTrust SERP to reflect settlement accounting.

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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At September 30, 2013, net derivative asset positions were $1.2 billion, representing the $1.8 billion of derivative gains adjusted for collateral of $0.6 billion that the Company held in relation to these gain positions. At December 31, 2012, net derivative asset positions were $1.8 billion, representing $2.6 billion of derivative gains, adjusted for collateral of $0.8 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $18 million and $29 million at September 30, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.0 billion in fair value at September 30, 2013 and $1.3 billion at December 31, 2012, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At September 30, 2013, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $4 million in fair value liabilities as of September 30, 2013. For illustrative purposes, if the Bank were downgraded to BB+, ATEs would be triggered in derivative liability contracts that had a total fair value of $6 million at September 30, 2013; ATEs do not exist at lower ratings levels. At September 30, 2013, $1.0 billion in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $934 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at September 30, 2013, of $10 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2013 and December 31, 2012. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2013 and December 31, 2012. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2013
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging
Floating rate loans	Trading assets	$17,250	$563	Trading liabilities	$—	$—
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering:
Fixed rate debt	Trading assets	2,000	61	Trading liabilities	900	10
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	8
MSRs	Other assets	3,240	51	Other liabilities	8,916	79
LHFS, IRLCs [4]	Other assets	2,397	23	Other liabilities	5,525	78
Trading activity [5]	Trading assets	69,235	3,285	Trading liabilities	72,926	3,102
Foreign exchange rate contracts covering:
Commercial loans	Trading assets	—	—	Trading liabilities	34	—
Trading activity	Trading assets	2,589	63	Trading liabilities	2,537	61
Credit contracts covering:
Loans	Other assets	—	—	Other liabilities	490	6
Trading activity [6]	Trading assets	1,937	39	Trading liabilities	1,941	33
Equity contracts - Trading activity [5]	Trading assets	18,722	2,079	Trading liabilities	24,010	2,242
Other contracts:
IRLCs and other [7]	Other assets	2,156	47	Other liabilities	212	3
Commodities	Trading assets	227	19	Trading liabilities	221	19
Total		100,503	5,606		116,872	5,631
Total derivatives		$119,753	$6,230		$117,772	$5,641
Total gross derivatives, before netting			$6,230			$5,641
Less: Legally enforceable master netting agreements			(4,180)			(4,180)
Less: Cash collateral received/paid			(521)			(966)
Total derivatives, after netting [8]			$1,529			$495
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $0.9 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $16.1 billion and $0.2 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
6 Asset and liability amounts include $4 million and $3 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.
8 Amounts represent total derivatives after offsetting cash collateral received from and paid to the same derivative counterparties and impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. In some situations, trading derivatives are offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities. As a result, the Company may reclass balances between trading assets or trading liabilities and other assets or other liabilities based on the predominant account.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2012
	Asset Derivatives			Liability Derivatives
(Dollars in millions)	Balance Sheet Classification	Notional Amounts	Fair Value	Balance Sheet Classification	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging:
Floating rate loans	Trading assets	$17,350	$771	Trading liabilities	$—	$—
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering:
Fixed rate debt	Trading assets	1,000	61	Trading liabilities	—	—
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	Trading assets	—	—	Trading liabilities	60	10
Corporate bonds and loans
MSRs	Other assets	6,185	150	Trading/Other liabilities	12,643	33
LHFS, IRLCs, LHFI-FV [4]	Other assets	2,333	6	Other liabilities	7,076	15
Trading activity [5]	Trading assets	81,930	6,044	Trading liabilities	86,037	5,777
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	—	—	Trading liabilities	34	—
Trading activity	Trading assets	2,451	66	Trading liabilities	2,326	63
Credit contracts covering:
Loans	Trading/Other assets	—	—	Other liabilities	445	8
Trading activity [6]	Trading assets	1,958	55	Trading liabilities	2,081	49
Equity contracts - Trading activity [5]	Trading assets	15,748	1,342	Trading liabilities	22,184	1,529
Other contracts:
IRLCs and other [7]	Trading/Other assets	6,783	132	Other liabilities	142	1
Commodities	Trading assets	255	29	Trading liabilities	255	29
Total		117,643	7,824		133,283	7,514
Total derivatives		$135,993	$8,656		$133,283	$7,514
Total gross derivatives, before netting			$8,656			$7,514
Less: Legally enforceable master netting agreements			(5,843)			(5,843)
Less: Cash collateral received/paid			(730)			(1,259)
Total derivatives, after netting [8]			$2,083			$412
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
5 Amounts include $16.2 billion and $0.8 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset associated with the one day lag is included in the fair value column of this table.
6 Asset and liability amounts each include $3 million of notional from purchased and written interest rate swap risk participation agreements, respectively, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Reinsurance Arrangements and Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.
8 Amounts represent total derivatives after offsetting cash collateral received from and paid to the same derivative counterparties and impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists. In some situations, trading derivatives are offset with derivatives used for risk management purposes that are recorded in other assets or other liabilities. As a result, the Company may reclass balances between trading assets or trading liabilities and other assets or other liabilities based on the predominant account.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2013 and 2012, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	$—	Interest on long-term debt	$—	($2)	$—
Interest rate contracts hedging floating rate loans[1]	60	Interest and fees on loans	80	17	246
Total	$60		$80	$15	$246
1 During the three and nine months ended September 30, 2013, the Company also reclassified $21 million and $69 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	$4	($6)	($2)	($19)	$18	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2013	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)	$1
MSRs	Mortgage servicing related income	(18)	(232)
LHFS, IRLCs	Mortgage production related (loss)/income	(33)	258
Trading activity	Trading income	20	46
Foreign exchange rate contracts covering:
Commercial loans	Trading income	2	1
Trading activity	Trading income	(9)	17
Credit contracts covering:
Loans	Other income	(1)	(3)
Trading activity	Trading income	6	16
Equity contracts - trading activity	Trading income	1	(14)
Other contracts:
IRLCs	Mortgage production related (loss)/income	47	74
Total		$14	$164

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS [1]	($10)	Net securities gains	($365)	($171)	($365)
Interest rate contracts hedging Floating rate loans [2]	80	Interest and fees on loans	84	247	250
Total	$70		($281)	$76	($115)
1 During both the three and nine months ended September 30, 2012, the Company also recognized $60 million of pre-tax gains directly into net securities gains related to mark-to-market changes of the Coke hedging contracts when the cash flow hedging relationship failed to qualify for hedge accounting.
2 During the three and nine months ended September 30, 2012, the Company also reclassified $34 million and $140 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]:
Interest rate contracts hedging Fixed rate debt	$3	($3)	$—	$10	($10)	$—
Interest rate contracts hedging Securities AFS	—	—	—	1	(1)	—
Total	$3	($3)	$—	$11	($11)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives for the Three Months Ended September 30, 2012	Amount of gain/(loss) recognized in Income on Derivatives for the Nine Months Ended September 30, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)	($2)
MSRs	Mortgage servicing related income	101	297
LHFS, IRLCs, LHFI-FV	Mortgage production related (loss)/income	(153)	(323)
Trading activity	Trading income	17	71
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	—	129
Trading activity	Trading income	(2)	13
Credit contracts covering:
Loans [1]	Other income	(3)	(6)
Trading activity	Trading income	6	18
Equity contracts - trading activity	Trading income	(3)	10
Other contracts:
IRLCs	Mortgage production related (loss)/income	332	774
Total		$294	$981
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
The following tables present the Company's gross derivative financial assets and liabilities at September 30, 2013 and December 31, 2012, and the related impact of enforceable master netting arrangements, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,478	$4,282	$1,196		$54	$1,142
Derivatives not subject to master netting arrangement or similar arrangement	47	—	47		—	47
Exchange traded derivatives	705	419	286		—	286
Total derivative financial assets	$6,230	$4,701	$1,529	[1]	$54	$1,475
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$5,051	$4,727	$324		$114	$210
Derivatives not subject to master netting arrangement or similar arrangement	169	—	169		—	169
Exchange traded derivatives	421	419	2		2	—
Total derivative financial liabilities	$5,641	$5,146	$495	[2]	$116	$379

December 31, 2012
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$8,041	$6,273	$1,768		$94	$1,674
Derivatives not subject to master netting arrangement or similar arrangement	132	—	132		—	132
Exchange traded derivatives	483	300	183		—	183
Total derivative financial assets	$8,656	$6,573	$2,083	[1]	$94	$1,989
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$7,051	$6,802	$249		$37	$212
Derivatives not subject to master netting arrangement or similar arrangement	163	—	163		—	163
Exchange traded derivatives	300	300	—		—	—
Total derivative financial liabilities	$7,514	$7,102	$412	[2]	$37	$375
1 At September 30, 2013, $1.5 billion, net of $517 million offsetting cash collateral, is recognized in trading assets and $58 million, net of $4 million offsetting cash collateral, is recognized in other assets within the Company's Consolidated Balance Sheets. At December 31, 2012, $1.9 billion, net of $730 million offsetting cash collateral, is recognized in trading assets and $178 million is recognized in other assets within the Company's Consolidated Balance Sheets.
2 At September 30, 2013, $444 million, net of $934 million offsetting cash collateral, is recognized in trading liabilities and $49 million, net of $32 million offsetting cash collateral, is recognized in other liabilities within the Company's Consolidated Balance Sheets. At December 31, 2012, $397 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and $15 million is recognized in other liabilities within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At September 30, 2013 and December 31, 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at September 30, 2013 the Company did not have any significant risk of making a non-recoverable payment on any written CDS. During 2013 and 2012, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2013 and December 31, 2012, the written CDS had remaining terms ranging from less than one year to two years. The maximum guarantees outstanding at September 30, 2013 and December 31, 2012, as measured by the gross notional amounts of written CDS, were $52 million. At September 30, 2013 and December 31, 2012, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $52 million and $175 million, respectively. The fair values of written CDS were $2 million and $1 million at September 30, 2013 and December 31, 2012, respectively, and the fair values of purchased CDS were less than $1 million at September 30, 2013 and December 31, 2012.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At September 30, 2013 and December 31, 2012, there were $1.8 billion and $1.9 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at September 30, 2013, were $36 million and $32 million, respectively, and related collateral held at September 30, 2013, was $289 million. The fair values of the TRS derivative assets and liabilities at December 31, 2012, were $51 million and $46 million, respectively, and related collateral held at December 31, 2012, was $282 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2013, the remaining terms on these risk participations generally ranged from less than one year to thirteen years with a weighted average on the maximum estimated exposure of 7.1 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $30 million and $20 million at September 30, 2013 and December 31, 2012, respectively. The fair values of the written risk participations were less than $1 million at September 30, 2013 and December 31, 2012. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2013, the range of hedge maturities for hedges of floating rate loans was between one year and

Notes to Consolidated Financial Statements (Unaudited), continued

five years, with the weighted average being 2.2 years. Ineffectiveness on these hedges was less than $1 million during the three and nine months ended September 30, 2013 and 2012. At September 30, 2013, $390 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – REINSURANCE ARRANGEMENTS AND GUARANTEES
Reinsurance
The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. At September 30, 2013 and December 31, 2012, approximately $0.1 billion and $5.2 billion, respectively, of mortgage loans were covered by such mortgage reinsurance contracts. No new mortgage loans have been reinsured since January 1, 2009 and the Company has entered into commutation agreements with various mortgage insurers to commute and terminate reinsurance agreements and trust agreements. The Company’s maximum exposure to losses is limited by reinsurance contracts which define the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.
At September 30, 2013 and December 31, 2012, the total loss exposure ceded to the Company was approximately $5 million and $179 million, respectively. The maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $4 million at September 30, 2013 and $6 million at December 31, 2012. Of these amounts, $1 million and $3 million of losses have been reserved for at September 30, 2013 and December 31, 2012, respectively, reducing the Company’s net remaining loss exposure to $3 million at September 30, 2013 and December 31, 2012. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust in relation to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims. Future reported losses may exceed $3 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $3 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts and future premium income could be further curtailed to the extent the Company agrees to relinquish control of other individual trusts to the mortgage insurance companies. Premium income, which totaled less than $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and $1 million and $10 million for the nine months ended September 30, 2013 and 2012, respectively, is reported as part of other noninterest income. The related provision for losses, which totaled less than $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively, and $1 million and $11 million for the nine months ended September 30, 2013 and 2012, respectively, is reported as part of other noninterest expense.

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
At September 30, 2013 and December 31, 2012, the maximum potential amount of the Company’s obligation was $3.5 billion and $4.0 billion, respectively, for financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the

Notes to Consolidated Financial Statements (Unaudited), continued

higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 5, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at September 30, 2013 and December 31, 2012.

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
Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to September 30, 2013, which totaled $292.0 billion at the time of sale, consisting of $227.7 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $34.0 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at September 30, 2013, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
GSE[1]	$2.1	$2.3	$4.5	$4.0	$11.5	$7.7	$8.5	$18.0	$18.4	$77.0
Ginnie Mae[1]	0.4	0.3	0.3	1.3	3.3	2.6	2.1	4.0	3.1	17.4
Non-agency	3.3	4.9	3.2	—	—	—	—	—	—	11.4
Total	$5.8	$7.5	$8.0	$5.3	$14.8	$10.3	$10.6	$22.0	$21.5	$105.8
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. We indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines. See Note 14, "Contingencies," for additional information on the HUD Investigation regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $1.4 billion during the nine months ended September 30, 2013, and $1.7 billion, $1.7 billion, and $1.1 billion during the years ended December 31, 2012, 2011, and 2010, respectively, and on a cumulative basis since 2005 totaled $8.1 billion. The majority of these requests are from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $17 million during the nine months ended September 30, 2013, and $22 million, $50 million, and $55 million, during the years ended December 31, 2012, 2011, and 2010, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At September 30, 2013, the unpaid principal balance of loans related to unresolved requests previously received from investors was $376 million, comprised of $372 million from the GSEs and $4 million from non-agency investors. Comparable amounts at December 31, 2012, were $655 million, comprised of $639 million from the GSEs and $16 million from non-agency investors.

Notes to Consolidated Financial Statements (Unaudited), continued

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. During the third quarter of 2012, the Company received incremental information from the GSEs that, coupled with the Company's experience related to full file requests and repurchase demands, enhanced the Company's ability to estimate inherent losses attributable to the remaining expected demands on currently delinquent loans sold to the GSEs prior to 2009. As a result, the Company substantially increased the reserve during the third quarter of 2012. During the third quarter of 2013, the Company reached an agreement with Freddie Mac and Fannie Mae under which Freddie Mac and Fannie Mae released the Company from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. While the majority of both repurchase settlements was covered by the Company's existing mortgage repurchase liability, the Company increased the reserve in the third quarter of 2013 by $63 million as a result of these settlements, as the population of loans included under the agreements was broader, due to inclusion of future repurchase obligations, than the population of loans considered under the Company's existing reserve for incurred losses.

The Company believes its reserve appropriately estimates incurred losses based on its current analysis and assumptions, including the Freddie Mac and Fannie Mae settlement agreements. At September 30, 2013 and December 31, 2012, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $281 million and $632 million, respectively. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related (loss)/income in the Consolidated Statements of Income.

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$363	$434	$632	$320
Repurchase provision	73	371	102	701
Charge-offs	(155)	(111)	(453)	(327)
Balance at end of period	$281	$694	$281	$694

During the nine months ended September 30, 2013 and 2012, the Company repurchased or otherwise settled mortgages with original loan balances of $800 million and $558 million, respectively, related to investor demands. At September 30, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $375 million, comprised of $321 million LHFI and $54 million LHFS, respectively, of which $49 million LHFI and $54 million LHFS, were nonperforming. At December 31, 2012, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $240 million, comprised of $209 million LHFI and $31 million LHFS, respectively, of which $70 million LHFI and $31 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $5 million and $12 million at September 30, 2013 and December 31, 2012.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $26 million and $30 million at September 30, 2013 and December 31, 2012, respectively. If required, these contingent payments will be payable within the next three years.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member's indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation.
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $4.1 billion of which has been paid out in Litigation settlements and another $4.4 billion which was paid into a settlement fund during 2012. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at September 30, 2013 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account since 2009. Decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of $0 and $25 million for the nine months ended September 30, 2013 and 2012, respectively.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During the second quarter of 2013, various members of the putative class elected to opt out of the settlement. This will result in a proportional decrease in the amount of the settlement. While the estimated fair value of the derivative liability was immaterial at September 30, 2013 and December 31, 2012, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At September 30, 2013, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At September 30, 2013, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At September 30, 2013 and December 31, 2012, $1 million and $3 million, respectively, was accrued, representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

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

The Company classifies instruments as level 2 in the fair value hierarchy if it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach if the fair value estimates for level 3 securities AFS and trading assets and liabilities are internally developed, since the selection of unobservable inputs is subjective. This cross-functional approach includes input on assumptions not only from the related business unit, but also from risk management and finance. A consensus of the estimate of the instrument's fair value is reached after evaluating all available information pertaining to fair value. Inputs, assumptions, and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis. As the balance of level 3 securities has declined, the need for this cross-functional approach is now limited primarily to the remaining ARS instruments that are valued internally.
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

	September 30, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets:
U.S. Treasury securities	$199	$—	$—	$—	$199
Federal agency securities	—	647	—	—	647
U.S. states and political subdivisions	—	52	—	—	52
MBS - agency	—	332	—	—	332
CDO/CLO securities	—	2	63	—	65
ABS	—	—	6	—	6
Corporate and other debt securities	—	601	—	—	601
CP	—	71	—	—	71
Equity securities	104	—	—	—	104
Derivative contracts [2]	705	5,404	—	(4,638)	1,471
Trading loans	—	2,183	—	—	2,183
Total trading assets	1,008	9,292	69	(4,638)	5,731
Securities AFS:
U.S. Treasury securities	771	—	—	—	771
Federal agency securities	—	2,171	—	—	2,171
U.S. states and political subdivisions	—	211	34	—	245
MBS - agency	—	18,358	—	—	18,358
MBS - private	—	—	166	—	166
ABS	—	75	21	—	96
Corporate and other debt securities	—	38	5	—	43
Other equity securities [3]	107	—	669	—	776
Total securities AFS	878	20,853	895	—	22,626
LHFS:
Residential loans	—	1,924	4	—	1,928
Corporate and other loans	—	312	—	—	312
Total LHFS	—	2,236	4	—	2,240
LHFI	—	—	316	—	316
MSRs	—	—	1,248	—	1,248
Other assets [2,4]	—	74	47	(63)	58
Liabilities
Trading liabilities:
U.S. Treasury securities	584	—	—	—	584
MBS - agency	—	1	—	—	1
Corporate and other debt securities	—	230	—	—	230
Equity securities	5	—	—	—	5
Derivative contracts [2]	421	5,054	—	(5,031)	444
Total trading liabilities	1,010	5,285	—	(5,031)	1,264
Brokered time deposits	—	784	—	—	784
Long-term debt	—	1,593	—	—	1,593
Other liabilities [2,4,5]	—	164	28	(115)	77
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 See Note 11, "Derivative Financial Instruments," for further disaggregation of derivative assets and liabilities.
3 Includes $266 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $107 million in mutual fund investments, and $1 million of other.
4 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage Banking segment to hedge its interest rate risk.
5 These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009, certain CDS, and contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets:
U.S. Treasury securities	$111	$—	$—	$—	$111
Federal agency securities	—	462	—	—	462
U.S. states and political subdivisions	—	34	—	—	34
MBS - agency	—	432	—	—	432
CDO/CLO securities	—	3	52	—	55
ABS	—	31	5	—	36
Corporate and other debt securities	—	566	1	—	567
CP	—	28	—	—	28
Equity securities	100	—	—	—	100
Derivative contracts [2]	483	7,885	—	(6,463)	1,905
Trading loans	—	2,319	—	—	2,319
Total trading assets	694	11,760	58	(6,463)	6,049
Securities AFS:
U.S. Treasury securities	222	—	—	—	222
Federal agency securities	—	2,069	—	—	2,069
U.S. states and political subdivisions	—	274	46	—	320
MBS - agency	—	18,169	—	—	18,169
MBS - private	—	—	209	—	209
ABS	—	195	21	—	216
Corporate and other debt securities	—	41	5	—	46
Other equity securities [3]	69	—	633	—	702
Total securities AFS	291	20,748	914	—	21,953
LHFS:
Residential loans	—	2,916	8	—	2,924
Corporate and other loans	—	319	—	—	319
Total LHFS	—	3,235	8	—	3,243
LHFI	—	—	379	—	379
MSRs	—	—	899	—	899
Other assets [2,4]	2	154	132	(110)	178
Liabilities
Trading liabilities:
U.S. Treasury securities	582	—	—	—	582
Corporate and other debt securities	—	173	—	—	173
Equity securities	9	—	—	—	9
Derivative contracts [2]	300	7,158	—	(7,061)	397
Total trading liabilities	891	7,331	—	(7,061)	1,161
Brokered time deposits	—	832	—	—	832
Long-term debt	—	1,622	—	—	1,622
Other liabilities [2,4,5]	—	56	31	(41)	46
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 See Note 11, "Derivative Financial Instruments," for further disaggregation of derivative assets and liabilities.
3 Includes $229 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.
4 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage Banking segment to hedge its interest rate risk.
5 These amounts include the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009, certain CDS, and contingent consideration obligations related to acquisitions.

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

(Dollars in millions)	Aggregate Fair Value at September 30, 2013	Aggregate Unpaid Principal Balance under FVO at September 30, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,183	$2,159	$24
LHFS	2,229	2,183	46
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	10	11	(1)
LHFI	309	328	(19)
Past due loans of 90 days or more	1	1	—
Nonaccrual loans	6	10	(4)
Liabilities:
Brokered time deposits	784	779	5
Long-term debt	1,593	1,460	133
(Dollars in millions)	Aggregate Fair Value at December 31, 2012	Aggregate Unpaid Principal Balance under FVO at December 31, 2012	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,319	$2,285	$34
LHFS	3,237	3,109	128
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	3	12	(9)
LHFI	360	371	(11)
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	18	28	(10)
Liabilities:
Brokered time deposits	832	825	7
Long-term debt	1,622	1,462	160

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2013 and 2012, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related (loss)/income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related (Loss)/ Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related (Loss)/ Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$3	$—	$—	$3	$8	$—	$—	$8
LHFS	1	4	—	5	2	(103)	—	(101)
LHFI	—	5	—	5	—	(5)	—	(5)
MSRs	—	1	(56)	(55)	—	3	42	45
Liabilities:
Brokered time deposits	2	—	—	2	6	—	—	6
Long-term debt	—	—	—	—	27	—	—	27
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2013, income related to MSRs includes $1 million and $3 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2013 exclude accrued interest for the periods then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related (Loss)/ Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related (Loss)/ Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$9	$—	$—	$9	$25	$—	$—	$25
LHFS	5	67	—	72	10	80	—	90
LHFI	—	5	—	5	1	7	—	8
MSRs	—	1	(116)	(115)	—	31	(330)	(299)
Liabilities:
Brokered time deposits	(3)	—	—	(3)	4	—	—	4
Long-term debt	(41)	—	—	(41)	(55)	—	—	(55)
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2012, income related to MSRs includes $1 million and $31 million, respectively, of MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2012 exclude accrued interest for the periods then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. Municipal ARS are classified as securities AFS. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at September 30, 2013, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par.
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

CDO/CLO securities
The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The auctions related to these securities continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continues to classify these as level 3 investments. The Company values these interests utilizing a pricing matrix based on a range of overcollateralization levels that is periodically updated based on discussions with the dealer community along with limited trade data. Under this modified approach, at September 30, 2013 all CDO ARS were valued using a simplified discounted cash flow approach that prices the securities to their expected maturity. The primary inputs and assumptions considered by the Company in valuing these retained interests were overcollateralization levels (impacted by credit losses) and the discount margin over LIBOR. See the level 3 assumptions table in this note, as well as Note 7, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions.
Asset-Backed Securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third party pricing with significant unobservable assumptions. Additionally, any trading ARS are classified as level 2 due to observable market trades and bids for similar senior securities. These ARS consisted of student loan ABS that were generally collateralized by FFELP student loans, the majority of which benefited from a maximum guarantee amount of 97%. During the first quarter of 2013, the Company sold the remaining senior student loan ARS. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At September 30, 2013 and December 31, 2012, the Company had outstanding $1.8 billion and $1.9 billion, respectively, of such short-term loans carried at fair value.
SBA loans are similar to SBA securities discussed herein under “Federal agency securities,” except for their legal form. In both cases, the Company trades instruments that are fully guaranteed by the U.S. government as to contractual principal and interest and there is sufficient observable trading activity upon which to base the estimate of fair value. As these SBA loans are fully guaranteed, the changes in fair value are attributable to factors other than instrument-specific credit risk.
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. For the three and nine months ended September 30, 2013, the Company recognized gains of $2 million and $4 million, respectively, in fair value attributable to instrument-specific credit risk in the Consolidated Statements of Income. For the three and nine months ended September 30, 2012, the Company recognized gains of $1 million and $3 million, respectively, in fair value attributable to instrument-specific credit risk in the Consolidated Statements of Income. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At September 30, 2013 and December 31, 2012, $297 million and $357 million, respectively, of loans related to the Company’s trading business were held in inventory.

Notes to Consolidated Financial Statements (Unaudited), continued

Loans Held for Sale and Loans Held for Investment
Residential LHFS
The Company values certain newly-originated mortgage LHFS predominantly at fair value based upon defined product criteria. The Company chooses to fair value these mortgage LHFS to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. Origination fees and costs are recognized in earnings when earned or incurred. The servicing value is included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company uses derivatives to economically hedge changes in interest rates and servicing value in the fair value of the loan. The mark-to-market adjustments related to LHFS and the associated economic hedges are captured in mortgage production related (loss)/income.
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during the three and nine months ended September 30, 2013 and 2012 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2013, the Company recognized gains of $1 million and losses of $1 million, respectively, in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the three and nine months ended September 30, 2012, the Company recognized gains in the Consolidated Statements of Income of $5 million and $7 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the three and nine months ended September 30, 2013, the Company recognized gains of $1 million and $2 million, respectively, due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income, compared to gains of $5 million and $10 million for the same periods in 2012, respectively. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
LHFI
Level 3 LHFI predominantly includes mortgage loans that are deemed not marketable, largely due to the identification of loan defects. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.

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
During the three and nine months ended September 30, 2013, the Company transferred $50 million and $159 million of IRLCs out of level 3 as the associated loans were closed, compared to $269 million and $659 million during the same periods in 2012, respectively.
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the three and nine months ended September 30, 2013, the Company recognized $1 million and $2 million of losses due to changes in its own

Notes to Consolidated Financial Statements (Unaudited), continued

credit spread on its brokered time deposits carried at fair value, compared to losses of approximately $5 million and $11 million for the same periods in 2012, respectively.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $9 million and $27 million for the three and nine months ended September 30, 2013, respectively, and losses of $48 million and $54 million for the three and nine months ended September 30, 2012, respectively.
The Company also carries approximately $284 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle, and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company also elected to carry at fair value, as discussed herein under “Loans Held for Sale and Loans Held for Investment – Corporate and other LHFS.”

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2013	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Trading assets:
CDO/CLO securities	$63	Matrix pricing/Discounted cash flow	Indicative pricing based on overcollateralization ratio	$42-$54 ($48)
			Estimated collateral losses	32-38% (34%)
			Discount margin	5-7% (6%)
ABS	6	Matrix pricing	Indicative pricing	$55 ($55)
Securities AFS:
U.S. states and political subdivisions	34	Matrix pricing	Indicative pricing	$80-$108 ($94)
MBS - private	166	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	669	Cost	N/A
Residential LHFS	4	Monte Carlo/Discounted cash flow	Option adjusted spread	250-675 bps (360 bps)
			Conditional prepayment rate	2-11 CPR (6 CPR)
			Conditional default rate	0-4 CDR (1 CDR)
LHFI	308	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (301 bps)
			Conditional prepayment rate	1-35 CPR (12 CPR)
			Conditional default rate	0-8 CDR (3 CDR)
	8	Collateral based pricing	Appraised value	NM [2]
MSRs	1,248	Discounted cash flow	Conditional prepayment rate	5-26 CPR (9 CPR)
			Discount rate	8-28% (12%)
Other assets/(liabilities), net [3]	46	Internal model	Pull through rate	1-99% (73%)
			MSR value	11-233 bps (104 bps)
	(23)	Internal model	Loan production volume	0-150% (92%)
	(3)	Internal model	Revenue run rate	NM [2]
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Not meaningful.
3 Input assumptions relate to the Company's IRLCs and the contingent consideration obligations related to acquisitions. Excludes $1 million of Other Liabilities. See Note 12, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2012	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Trading assets:
CDO/CLO securities	$52	Matrix pricing	Indicative pricing based on overcollateralization ratio	$33-$45 ($40)
			Estimated collateral losses	34-45% (39%)
ABS	5	Matrix pricing	Indicative pricing	$45 ($45)
Corporate and other debt securities	1	Third party pricing	N/A
Securities AFS:
U.S. states and political subdivisions	46	Matrix pricing	Indicative pricing	$72-$115 ($92)
MBS - private	209	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	633	Cost	N/A
Residential LHFS	8	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
LHFI	369	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
	10	Collateral based pricing	Appraised value	NM [2]
MSRs	899	Discounted cash flow	Conditional prepayment rate	6-31 CPR (16 CPR)
			Discount rate	9-28% (11%)
Other assets/(liabilities), net [3]	132	Internal model	Pull through rate	9-98% (71%)
			MSR value	6-244 bps (104 bps)
	(24)	Internal model	Loan production volume	0-150% (92%)
	(7)	Internal model	Revenue run rate	NM [2]
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Not meaningful.
3 Input assumptions relate to the Company's IRLCs and the contingent consideration obligations related to acquisitions. See Note 12, "Reinsurance Arrangements and Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 6, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and nine months ended September 30, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2013	Included in earnings (held at September 30, 2013) [1]
Trading assets:
CDO/CLO securities	$63	$—		$—		$—	$—	$—	$—	$—	$—	$63	$—
ABS	6	—		—		—	—	—	—	—	—	6	—
Total trading assets	69	—		—		—	—	—	—	—	—	69	—
Securities AFS:
U.S. states and political subdivisions	37	—		—		—	—	(3)	—	—	—	34	—
MBS - private	181	—		(2)		—	—	(13)	—	—	—	166	—
ABS	22	—		—		—	—	(1)	—	—	—	21	—
Corporate and other debt securities	2	—		—		4	—	(1)	—	—	—	5	—
Other equity securities	737	—		—		—	—	(68)	—	—	—	669	—
Total securities AFS	979	—		(2)	[6]	4	—	(86)	—	—	—	895	—

Residential LHFS	8	—		—		—	(4)	—	(5)	6	(1)	4	—
LHFI	339	4	[4]	—		—	—	(15)	(12)	—	—	316	2	[4]
Other assets/(liabilities), net	(81)	46	[5]	—		—	—	4	50	—	—	19	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2013	Included in earnings (held at September 30, 2013) [1]
Trading assets:
CDO/CLO securities	$52	$11		$—	$—	$—	$—	$—	$—	$—	$63	$11
ABS	5	1		—	—	—	—	—	—	—	6	1
Corporate and other debt securities	1	—		—	—	—	(1)	—	—	—	—	—
Total trading assets	58	12	[2]	—	—	—	(1)	—	—	—	69	12	[2]
Securities AFS:
U.S. states and political subdivisions	46	—		2	—	(7)	(7)	—	—	—	34	—
MBS - private	209	—		(5)	—	—	(38)	—	—	—	166	—
ABS	21	(1)		3	—	—	(2)	—	—	—	21	(1)
Corporate and other debt securities	5	—		—	4	—	(4)	—	—	—	5	—
Other equity securities	633	—		—	110	—	(74)	—	—	—	669	—
Total securities AFS	914	(1)	[3]	—	114	(7)	(125)	—	—	—	895	(1)	[3]

Residential LHFS	8	—		—	—	(20)	—	(8)	28	(4)	4	—
LHFI	379	(2)	[4]	—	—	—	(47)	(14)	—	—	316	(8)	[4]
Other assets/(liabilities), net	101	72	[5]	—	—	—	5	(159)	—	—	19	1	[5]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2013.
2 Amounts included in earnings are recognized in trading income.
3 Amounts included in earnings are recognized in net securities gains.
4 Amounts are generally included in mortgage production related (loss)/income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related (loss)/income.
6 Amount recognized in OCI is recognized in change in net unrealized gains on securities, net of tax.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2012	Included in earnings		OCI		Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Fair value September 30, 2012	Included in earnings (held at September 30, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$4		$—		$—	$—	$—	$—	$47	$4
ABS	5	—		—		—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	1	—
Total trading assets	49	4	[2]	—		—	—	—	—	53	4	[2]
Securities AFS:
U.S. states and political subdivisions	55	—		1		—	(5)	—	—	51	—
MBS - private	208	(3)		21		—	(9)	—	—	217	(3)
ABS	17	—		1		—	—	—	—	18	—
Corporate and other debt securities	5	—		—		—	—	—	—	5	—
Other equity securities	857	—		—		—	(22)	—	—	835	—
Total securities AFS	1,142	(3)	[3]	23	[6]	—	(36)	—	—	1,126	(3)	[3]
Residential LHFS	2	—		—		(5)	—	2	5	4	—
LHFI	406	3	[4]	—		—	(14)	(6)	1	390	—
Other assets/(liabilities), net	101	331	[5]	—		—	3	(269)	—	166	—
Liabilities
Derivative contracts	(349)	(305)	[3]	355	[7]	—	299	—	—	—	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2012	Included in earnings (held at September 30, 2012) [1]
Assets
Trading assets:
CDO/CLO securities	$43	$4		$—		$—	$—	$—	$—	$—	$—	$47	$4
ABS	5	—		—		—	—	—	—	—	—	5	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets	49	4	[2]	—		—	—	—	—	—	—	53	4	[2]
Securities AFS:
U.S. states and political subdivisions	58	—		—		—	—	(7)	—	—	—	51	—
MBS - private	221	(7)		35		—	—	(32)	—	—	—	217	(7)
ABS	16	—		4		—	—	(2)	—	—	—	18	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		163	—	(69)	—	—	—	835	—
Total securities AFS	1,041	(7)	[3]	39	[6]	165	—	(112)	—	—	—	1,126	(7)	[3]
Residential LHFS	1	—		—		—	(6)	—	4	10	(5)	4	—
LHFI	433	4	[4]	—		—	—	(40)	(10)	4	(1)	390	1	[4]
Other assets/(liabilities), net	62	769	[5]	—		(31)	—	25	(659)	—	—	166	—
Liabilities
Derivative contracts	(189)	(304)	[3]	194	[7]	—	—	299	—	—	—	—	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at September 30, 2012.
2 Amounts included in earnings are recognized in trading income.
3 Amounts included in earnings are generally recognized in net securities gains; however, any related hedge ineffectiveness is recognized in trading income.
4 Amounts are generally included in mortgage production related (loss)/income; however, the mark on certain fair value loans is included in trading income.
5 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related (loss)/income.
6 Amounts recognized in OCI are recognized in change in net unrealized gains on securities, net of tax.
7 Amounts recognized in OCI are recognized in change in net unrealized gains on derivatives, net of tax, and are the effective portions of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 16, “Derivative Financial Instruments,” to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, respectively. The changes in fair value when comparing balances at September 30, 2013 to those at December 31, 2012, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains/(Losses) for the Three Months Ended September 30, 2013	Gains/(Losses) for the Nine Months Ended September 30, 2013
LHFS	$33	$—	$33	$—	($3)	($10)
LHFI	71	—	—	71	—	—
OREO	56	—	3	53	(9)	(16)
Affordable Housing	69	—	—	69	9	9
Other Assets	224	—	224	—	(38)	(39)

(Dollars in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2012
LHFS	$65	$—	$65	$—	$—
LHFI	308	—	—	308	(79)
OREO	264	—	205	59	(48)
Affordable Housing	82	—	—	82	(96)
Other Assets	65	—	42	23	(13)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At September 30, 2013 and December 31, 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the nine months ended September 30, 2013, the Company transferred $22 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during the nine months ended September 30, 2013. In conjunction with the sale of these residential mortgage NPLs, the Company also sold an additional $39 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $5 million.
During the nine months ended September 30, 2012, the Company transferred $563 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $171 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $366 million were sold at a gain of $4 million during the nine months ended September 30, 2012, $16 million remained in LHFS, $7 million were returned to LHFI as they were no longer deemed marketable for sale, and the remainder were removed as a result of various loss events.
Loans Held for Investment
At September 30, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves

Notes to Consolidated Financial Statements (Unaudited), continued

have been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. At December 31, 2012, LHFI also consisted primarily of residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower and nonperforming CRE loans for which specific reserves have been recognized. A majority of these Chapter 7 bankruptcy loans were returned to accruing status during the nine months ended September 30, 2013 as a result of exhibiting at least six months of payment performance following discharge by the bankruptcy court. There were no gains or losses for the three and nine months ended September 30, 2013 and 2012 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Due to the lower dollar value per property and geographic dispersion of the portfolio, certain vacant lots and land properties, approximately 10% of level 3 OREO at September 30, 2013, are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 35% to 55% with a weighted average of 45%. The range of discount percentages applied to commercial properties was 15% to 40% with a weighted average of 23%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During 2012, the Company decided to dispose of certain consolidated affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion. During the three and nine months ended September 30, 2012, the Company recognized impairment charges of $96 million on affordable housing properties as a result of the Company's decision to actively market certain consolidated affordable housing properties for sale. During the three and nine months ended September 30, 2013, the Company recognized gains of $9 million on these for sale affordable housing properties as a result of increased estimated net realizable values.
Other Assets
Other assets consist of private equity investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships are valued based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During the first quarter of 2013, the Company sold its remaining investments in private equity partnerships at prices approximating their carrying value. No impairment charges were recognized on private equity partnership investments during the three and nine months ended September 30, 2013 and 2012.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three and nine months ended September 30, 2013, the Company recognized impairment charges of $11 million on other repossessed assets. Impairment charges of $1 million and $2 million were recognized on other repossessed assets during the three and nine months ended September 30, 2012, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, and recent sales data from industry equipment dealers as well as the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three and nine months ended September 30, 2013, the Company recognized impairment charges of $27 million and $28 million, respectively, attributable to the fair value of various personal property under operating leases. No impairment charges were recognized during the three months ended September 30, 2012, while an immaterial amount of impairment charges were recognized attributable to the fair value of various personal property under operating leases during the nine months ended September 30, 2012.
Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. No impairment charges were recognized on the land during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company recognized a $7 million impairment charge on the land.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$4,286	$4,286	$4,286	$—	$—	(a)
Trading assets	5,731	5,731	1,008	4,654	69	(b)
Securities AFS	22,626	22,626	878	20,853	895	(b)
LHFS	2,462	2,462	—	2,458	4	(c)
LHFI, net	122,269	118,165	—	3,046	115,119	(d)
Financial liabilities:
Consumer and commercial deposits	126,861	126,930	—	126,930	—	(e)
Brokered time deposits	2,022	2,022	—	2,022	—	(f)
Short-term borrowings	6,987	6,987	—	6,987	—	(f)
Long-term debt	9,985	9,970	—	9,415	555	(f)
Trading liabilities	1,264	1,264	1,010	254	—	(b)

	December 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—	(a)
Trading assets	6,049	6,049	394	5,597	58	(b)
Securities AFS	21,953	21,953	291	20,748	914	(b)
LHFS	3,399	3,399	—	3,375	24	(c)
LHFI, net	119,296	115,690	—	4,041	111,649	(d)
Financial liabilities:
Consumer and commercial deposits	130,180	130,449	—	130,449	—	(e)
Brokered time deposits	2,136	2,164	—	2,164	—	(f)
Short-term borrowings	5,494	5,494	—	5,494	—	(f)
Long-term debt	9,357	9,413	—	8,829	584	(f)
Trading liabilities	1,161	1,161	591	570	—	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

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

The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 101% on the loan portfolio’s net carrying value at September 30, 2013 and December 31, 2012, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at September 30, 2013 and December 31, 2012, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2013 and December 31, 2012, the Company had $46.2 billion and $42.7 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $53 million and $49 million at September 30, 2013 and December 31, 2012, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

Notes to Consolidated Financial Statements (Unaudited), continued

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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $250 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available at September 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact to the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Interchange and Related Litigation
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 12, “Reinsurance Arrangements and Guarantees.”

In re ATM Fee Antitrust Litigation
The Company was a defendant in a number of antitrust actions that were consolidated in federal court in San Francisco, California under the name In re ATM Fee Antitrust Litigation, Master File No. C04-2676 CR13. In these actions, Plaintiffs, on behalf of a class, asserted that Concord EFS and a number of financial institutions unlawfully fixed the interchange fee for participants in the Star ATM Network. Plaintiffs claimed that Defendants’ conduct was illegal under Section 1 of the Sherman Act. Plaintiffs initially asserted the Defendants’ conduct was illegal per se. In August 2007, Concord and the bank defendants filed motions for summary judgment on Plaintiffs’ per se claim and, in March 2008, the Court granted the motions on the ground that Defendants’ conduct in setting an interchange fee must be analyzed under the rule of reason. The Court certified this question for interlocutory appeal, and the Court of Appeals for the Ninth Circuit rejected Plaintiffs’ petition for permission to appeal on August 13, 2008. Plaintiffs subsequently filed a Second Amended Complaint in which they asserted a rule of reason claim. This complaint was dismissed by the Court as well, but Plaintiffs were given leave to file another amended complaint. Plaintiffs filed yet another complaint and Defendants moved to dismiss the same. The Court granted this motion in part by dismissing one of the Plaintiffs' two claims but denied the motion as to one claim. On September 16, 2010, the Court granted the Defendants’ motion for summary judgment as to the remaining claim on the grounds that Plaintiffs lack standing to assert that claim. Plaintiffs filed an appeal of this decision with the Ninth Circuit Court of Appeals and the Ninth Circuit affirmed the District Court's decision. Plaintiffs filed a motion for rehearing en banc; however, this motion was denied. Plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court in July 2013 and this petition was denied in October 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

Overdraft Fee Cases
The Company has been named as a defendant in three putative class actions relating to the imposition of overdraft fees on customer accounts.
The first such case, Buffington et al. v. SunTrust Banks, Inc. et al. was filed in Fulton County Superior Court on May 6, 2009. This action was removed to the U.S. District Court for the Northern District of Georgia, Atlanta Division on June 10, 2009, and was transferred to the U.S. District Court for the Southern District of Florida for inclusion in Multi-District Litigation Case No. 2036 on December 1, 2009. Plaintiffs asserted claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries they suffered as a result of the method of posting order used by the Company, which allegedly resulted in overdraft fees being assessed to their joint checking account, and purport to bring their action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank's reordering of charges.” Plaintiffs sought restitution, damages, expenses of litigation, attorneys' fees, and other relief deemed equitable by the Court. The Company filed a Motion to Dismiss and Motion to Compel Arbitration and both motions were denied. The denial of the motion to compel arbitration was appealed to the Eleventh Circuit Court of Appeals. The Eleventh Circuit remanded this matter back to the District Court with instructions to the District Court to review its prior ruling in light of the Supreme Court's decision in AT&T Mobility LLC v. Concepcion. The District Court then denied SunTrust's motion to compel arbitration for different reasons. SunTrust appealed this decision to the Eleventh Circuit and, on March 1, 2012, the Eleventh Circuit reversed the District Court's decision and ordered that SunTrust's Motion to Compel Arbitration be granted. Plaintiffs filed a petition for rehearing or rehearing en banc, which was denied. Plaintiffs filed a petition for a writ of certiorari to the U.S. Supreme Court, which also was denied. This matter is now closed.

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

The third of these cases, Byrd v. SunTrust Bank, was filed on April 23, 2012, in the United States District Court for the Western District of Tennessee. Plaintiff asserted claims for breach of contract, conversion, unconscionability, and unjust enrichment for alleged injuries suffered as a result of the method of posting order used by SunTrust, which allegedly resulted in overdraft fees being assessed to his checking account, and purported to bring this action on behalf of a putative class of “all SunTrust Bank account holders who incurred an overdraft charge despite their account having a sufficient balance of actual funds to cover all debits that have been submitted to the bank for payment,” as well as “all SunTrust account holders who incurred one or more overdraft charges based on SunTrust Bank’s reordering of charges.” Plaintiff seeks restitution, damages, expenses of litigation, attorneys’ fees, and other relief deemed equitable by the Court. The District Court granted SunTrust's motion to compel arbitration in July 2013 and the case subsequently settled.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH has settled two such individual actions. The other individual lawsuits have been dismissed, subject to an appeal in one case and an expected appeal in another.

SunTrust Shareholder Derivative Litigation
On September 9, 2011, the Company and several current and former executives and members of the Board were named in a shareholder derivative action filed in the Superior Court of Fulton County, Georgia, Sharon Benfield v. James M. Wells, III. et al., and on December 19, 2011, the Company and several current and former executives and members of the Board were named as defendants in a separate shareholder derivative action filed in the U.S. District Court for the Northern District of Georgia, Edward Mannato v. James M. Wells, III, et al. The plaintiffs in both of these lawsuits purport to bring their claims on behalf of and for the benefit of the Company. Generally, these lawsuits are substantially overlapping and make very broad allegations of mismanagement of, and misrepresentations about, the Company's exposure to loan losses and the residential real estate market leading up to and during the recent real estate and credit market crises. In both cases, the plaintiffs assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Mannato lawsuit arises out of a shareholder demand made of SunTrust in March 2008 that was the subject of an investigation conducted at the direction of a committee of independent members of the Company's Board. This committee concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. A new committee conducted a new investigation of the allegations raised in the lawsuit and concluded that no wrongdoing had occurred and that the interests of the Company's shareholders would not be served by pursuing the claims alleged in the plaintiff's demand. The Benfield lawsuit arises out of a shareholder demand made of SunTrust in February 2011 that was the subject of an investigation conducted at the direction of the same Board committee, which concluded that these allegations had no merit. On October 29, 2012, the Court dismissed all claims in the Benfield case. Plaintiffs appealed this decision and this appeal was denied on October 2, 2013. The Court stayed the Mannato case, initially pending the outcome of a similar case and then upon the death of the plaintiff. Mannato subsequently was dismissed due to the lack of a substitute plaintiff.

Colonial BancGroup Securities Litigation
Beginning in July 2009, STRH, certain other underwriters, the Colonial BancGroup, Inc. (“Colonial BancGroup”) and certain officers and directors of Colonial BancGroup were named as defendants in a putative class action filed in the U.S. District Court for the Middle District of Alabama entitled In re Colonial BancGroup, Inc. Securities Litigation. The complaint was brought by purchasers of certain debt and equity securities of Colonial BancGroup and seeks unspecified damages. Plaintiffs allege violations of Sections 11 and 12 of the Securities Act of 1933 due to allegedly false and misleading disclosures in the relevant registration statement and prospectus relating to Colonial BancGroup’s goodwill impairment, mortgage underwriting standards, and credit quality. On August 28, 2009, the Colonial BancGroup filed for bankruptcy. The defendants’ motion to dismiss was denied in May 2010, but the Court subsequently ordered Plaintiffs to file an amended complaint. This amended complaint was filed and the defendants filed a motion to dismiss. In October 2013, the Court granted in part and denied in part this motion.

Notes to Consolidated Financial Statements (Unaudited), continued

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
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims.
Mutual Funds Class Action
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company substituting two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. This decision also is now on appeal to the Eleventh Circuit.

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

False Claim Act Litigation
SunTrust Mortgage was a defendant in a qui tam lawsuit brought in the U.S. District Court for the Northern District of Georgia under the federal False Claims Act, United States ex rel. Bibby & Donnelly v. Wells Fargo, et al. This lawsuit originally was filed under seal, but the second amended complaint was unsealed by the District Court in October 2011. The plaintiffs, who

Notes to Consolidated Financial Statements (Unaudited), continued

alleged that they are officers of a mortgage broker, alleged that numerous mortgage originators, including SunTrust Mortgage, made false statements to the U.S. Department of Veterans Affairs to obtain loan guarantees by the VA under its Interest Rate Reduction Refinancing Loans ("IRRRL") program. Plaintiffs alleged that the mortgage originators charged fees in connection with these loans that were not permitted under the IRRRL program and made false statements to the VA to the effect that the loans complied with all applicable regulations or program requirements. According to Plaintiffs, by doing so, the originators caused the VA to pay, among other costs, amounts to honor the loan guarantees to which they were not entitled. Plaintiffs sued on their own behalf and on behalf of the U.S., and sought, among other things, unspecified damages equal to the loss that SunTrust Mortgage allegedly caused the U.S. (trebled under the False Claims Act), statutory civil penalties of between $5,500 and $11,000 per violation, injunctive relief, and attorneys' fees. The U.S. did not join in the prosecution of this action and SunTrust Mortgage and the relators have settled this dispute.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in three putative class actions similar to those that other financial institutions are facing which allege that the Company acted improperly in connection with the practice of force placing homeowners’ insurance in certain instances. Generally, the plaintiffs in these actions allege that STM has violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. STM filed a motion to dismiss in this case that remains pending. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Northern District of Georgia. STM has filed a motion to dismiss and a motion to transfer in this case that remains pending.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the Federal Reserve in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of and improve risk management, internal audit, and compliance programs concerning, the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, and the Company continues implementation of recommended enhancements. All of the action plans designed to complete the above enhancements were accepted by the Federal Reserve and are currently in implementation. During the fourth quarter of 2012, the Company engaged an independent third party consultant approved by the Federal Reserve to prepare a validation report with respect to compliance with the aspects of the Consent Order referenced above. The independent third party consultant completed its review and submitted its report to the Federal Reserve during the second quarter of 2013. The Company continues its implementation of the recommendations noted in this report.

Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the Federal Reserve to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an agreement with the OCC and the Federal Reserve to end the independent foreclosure review process and accelerate remediation of loans included in the review. Consistent with this agreement, an Amendment to the Consent Order was entered on February 28, 2013. Pursuant to the Amendment, the Company made a cash payment of $63 million to fund lump-sum payments to borrowers who faced a foreclosure action on their primary residence between January 1, 2009 and December 31, 2010, and committed $100 million

Notes to Consolidated Financial Statements (Unaudited), continued

to effect loss mitigation or other foreclosure prevention actions. Lump-sum payments to borrowers are being administered by an independent agent approved by the Federal Reserve. The amount of lump-sum payment to a borrower was determined pursuant to a Financial Remediation Framework jointly established by the OCC and the Federal Reserve based on circumstances surrounding the foreclosure activity. The OCC and the Federal Reserve released Independent Foreclosure Review Payment Agreement Details on April 9, 2013 providing that lump-sum payments can range from $300 to $125,000. The Company continues to provide loss mitigation and foreclosure prevention relief to borrowers pursuant to its commitments. As a result of the agreement, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Redacted versions of the action plans and the Company's engagement letter with the independent foreclosure consultant are available on the Federal Reserve's website. The full text of the Consent Order is available on the Federal Reserve's website and was filed as Exhibit 10.25 to the Company's 2011 Annual Report on Form 10-K. The February 28, 2013 Amendment to the Consent Order also is available on the Federal Reserve's website and was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. As a result of the Federal Reserve's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the Federal Reserve announced that it would impose a civil money penalty. On October 10, 2013, the Federal Reserve further announced that the penalty amount will be $160 million. The Company expects to satisfy this obligation by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, which is discussed below at "United States and States Attorneys' General Mortgage Servicing Claims.”

United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA)
In January 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the Department of Justice ("DOJ"), and Attorneys General for several states regarding various potential claims primarily relating to the Company's mortgage servicing activities. Since that time, the parties continued discussions regarding potential resolution. The Company has reached agreements in principle with the HUD and the DOJ to settle these claims as part of the National Mortgage Servicing Settlement.
Separately, on April 25, 2012, the Company was informed of the commencement of an investigation by the HUD OIG relating to STM's origination practices for FHA loans. Since that time, STM has provided documents as part of the investigation. During the first quarter of 2013, the HUD OIG, together with the U.S. Department of Justice (collectively, the “Government”), advised STM of their preliminary investigation findings, including alleged violations of the False Claims Act. Throughout 2013, the Government and the Company engaged in discussions that accelerated in the third quarter and resulted in agreements in principle to resolve certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012.
Pursuant to these combined agreements, the Company will commit to provide $500 million of consumer relief, a $468 million cash payment, and the implementation of certain mortgage servicing standards. Satisfaction of the $500 million consumer relief obligation is contingent upon successful implementation of consumer relief actions between July 1, 2013 and a set period of time subsequent to the definitive agreement date. The Company's September 30, 2013 financial statements reflect the estimated financial obligation associated with these agreements in principle.
However, the Company faces several risks from these settlements. If it is unable to meet its consumer relief commitments, then its costs to resolve these matters will likely increase. Additionally, while it does not expect the consumer relief efforts or implementation of certain servicing standards associated with the agreements to have a material impact on its future financial results, this expectation is based on anticipated requirements of the definitive agreements which the parties have not finalized, the complete terms of which are not possible to predict. The Company's statements regarding the expected financial impact of these matters further depend, among other things, upon the agreement of other necessary parties, the ultimate resolution of certain legal matters which are not yet complete, and management’s assumptions about the extent to which such amounts may be deducted for tax purposes.

Mortgage Modification Investigation
STM has been cooperating with the United States Attorneys' Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. More specifically, the Western District investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. The Western District continues to advise STM that it has made no determinations about how it will proceed in this matter. STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 15 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is evaluated by management. During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, and all periods presented reflect this transfer. The following is a description of the segments and their composition, which reflects the transfer of branch-managed business banking clients.

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

The Wholesale Banking segment includes the following five businesses:

•
CIB delivers comprehensive capital markets, corporate and investment banking solutions, including advisory, capital raising, and financial risk management, to clients in the Wholesale Banking and Private Wealth Management segment. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $100 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Formerly managed within Commercial Real Estate, the Equipment Finance Group provides lease financing solutions (through SunTrust Equipment Finance & Leasing) and corporate insurance premium financing (through Premium Assignment Corporation).

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,532	$66,552	$33,025	$25,646	$1,083	$171,838
Average total liabilities	84,744	46,977	3,740	15,362	(12)	150,811
Average total equity	—	—	—	—	21,027	21,027

Statements of Income/(loss):
Net interest income	$653	$401	$140	$74	($60)	$1,208
FTE adjustment	—	31	—	1	—	32
Net interest income - FTE [1]	653	432	140	75	(60)	1,240
Provision for credit losses [2]	79	21	45	—	(50)	95
Net interest income after provision for credit losses	574	411	95	75	(10)	1,145
Total noninterest income	379	294	(1)	11	(3)	680
Total noninterest expense	689	428	638	(9)	(3)	1,743
Income/(loss) before provision/(benefit) for income taxes	264	277	(544)	95	(10)	82
Provision/(benefit) for income taxes [3]	97	81	(139)	(166)	13	(114)
Net income/(loss) including income attributable to noncontrolling interest	167	196	(405)	261	(23)	196
Net income attributable to noncontrolling interest	—	2	—	5	—	7
Net income/(loss)	$167	$194	($405)	$256	($23)	$189

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,053	$64,605	$35,372	$26,667	$1,585	$175,282
Average total liabilities	84,107	45,621	4,890	19,933	112	154,663
Average total equity	—	—	—	—	20,619	20,619

Statements of Income/(loss):
Net interest income	$691	$386	$129	$80	($15)	$1,271
FTE adjustment	—	29	—	1	—	30
Net interest income - FTE [1]	691	415	129	81	(15)	1,301
Provision for credit losses [2]	172	69	270	—	(61)	450
Net interest income/(loss) after provision for credit losses	519	346	(141)	81	46	851
Total noninterest income	356	354	(75)	1,910	(3)	2,542
Total noninterest expense	773	518	368	66	1	1,726
Income/(loss) before provision/(benefit) for income taxes	102	182	(584)	1,925	42	1,667
Provision/(benefit) for income taxes [3]	39	47	(200)	675	20	581
Net income/(loss) including income attributable to noncontrolling interest	63	135	(384)	1,250	22	1,086
Net income attributable to noncontrolling interest	—	7	—	3	(1)	9
Net income/(loss)	$63	$128	($384)	$1,247	$23	$1,077
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,156	$66,307	$32,973	$26,264	$1,361	$172,061
Average total liabilities	84,980	46,904	4,166	14,960	(87)	150,923
Average total equity	—	—	—	—	21,138	21,138

Statements of Income/(loss):
Net interest income	$1,950	$1,190	$409	$231	($140)	$3,640
FTE adjustment	—	90	—	2	1	93
Net interest income - FTE [1]	1,950	1,280	409	233	(139)	3,733
Provision for credit losses [2]	286	67	197	—	(97)	453
Net interest income after provision for credit losses	1,664	1,213	212	233	(42)	3,280
Total noninterest income	1,107	934	328	41	(9)	2,401
Total noninterest expense	2,082	1,224	1,247	(41)	(9)	4,503
Income/(loss) before provision/(benefit) for income taxes	689	923	(707)	315	(42)	1,178
Provision/(benefit) for income taxes [3]	253	281	(206)	(98)	14	244
Net income/(loss) including income attributable to noncontrolling interest	436	642	(501)	413	(56)	934
Net income attributable to noncontrolling interest	—	7	—	9	—	16
Net income/(loss)	$436	$635	($501)	$404	($56)	$918

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,029	$63,831	$35,464	$28,932	$1,423	$176,679
Average total liabilities	84,749	46,538	4,357	20,764	(179)	156,229
Average total equity	—	—	—	—	20,450	20,450

Statements of Income/(loss):
Net interest income	$2,057	$1,133	$387	$301	($22)	$3,856
FTE adjustment	—	90	—	3	—	93
Net interest income - FTE [1]	2,057	1,223	387	304	(22)	3,949
Provision for credit losses [2]	464	217	602	—	(216)	1,067
Net interest income/(loss) after provision for credit losses	1,593	1,006	(215)	304	194	2,882
Total noninterest income	1,115	1,020	261	1,970	(8)	4,358
Total noninterest expense	2,285	1,429	1,045	61	(7)	4,813
Income/(loss) before provision/(benefit) for income taxes	423	597	(999)	2,213	193	2,427
Provision/(benefit) for income taxes [3]	155	159	(369)	776	82	803
Net income/(loss) including income attributable to noncontrolling interest	268	438	(630)	1,437	111	1,624
Net income attributable to noncontrolling interest	—	14	—	7	1	22
Net income/(loss)	$268	$424	($630)	$1,430	$110	$1,602
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

	Three Months Ended September 30
	2013			2012
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, beginning balance	($432)	$149	($283)	$2,733	($990)	$1,743
Unrealized (losses)/gains on AFS securities:
Unrealized net losses	(18)	7	(11)	(302)	105	(197)
Less: reclassification adjustment for realized gains [1]	—	—	—	(1,941)	690	(1,251)
Unrealized gains on cash flow hedges:
Unrealized net gains	60	(22)	38	433	(154)	279
Less: reclassification adjustment for realized gains	(101)	37	(64)	(118)	43	(75)
Change related to employee benefit plans	7	(3)	4	8	(3)	5
AOCI, ending balance	($484)	$168	($316)	$813	($309)	$504

	Nine Months Ended September 30
	2013			2012
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
AOCI, beginning balance	$506	($197)	$309	$2,744	($995)	$1,749
Unrealized (losses)/gains on AFS securities:
Unrealized net (losses)/gains	(736)	271	(465)	29	(13)	16
Less: reclassification adjustment for realized gains [1]	(2)	1	(1)	(1,973)	701	(1,272)
Unrealized gains on cash flow hedges:
Unrealized net gains	15	(5)	10	439	(159)	280
Less: reclassification adjustment for realized gains	(315)	116	(199)	(390)	144	(246)
Change related to employee benefit plans	48	(18)	30	(36)	13	(23)
AOCI, ending balance	($484)	$168	($316)	$813	($309)	$504
1 Excludes $305 million of losses related to derivatives associated with the Coke Agreements termination that was recorded in securities gains on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Affected line item in the Consolidated Statements of Income
Details about AOCI components	2013	2012	2013	2012
Realized gains on AFS securities:
	$—	($1,941)	($2)	($1,973)	Net securities gains
	—	690	1	701	Provision for income taxes
	$—	($1,251)	($1)	($1,272)
Gains on cash flow hedges:
	($101)	($118)	($315)	($390)	Interest and fees on loans
	37	43	116	144	Provision for income taxes
	($64)	($75)	($199)	($246)
Change related to employee benefit plans:
Amortization of actuarial losses	$6	$9	$19	$21	Employee benefits
	1	(1)	29	(57)	Other assets/other liabilities [1]
	7	8	48	(36)
	(3)	(3)	(18)	13	Provision for income taxes
	$4	$5	$30	($23)
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

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding (i) future levels of net charge-offs, noninterest and cyclical expenses, servicing income and servicing asset decay, the number of branches and the rate of change in the number of branches, expected income from interest rate swaps, the early stage delinquency ratio, the ALLL, the ALLL to loans ratio, NPLs, mortgage repurchase reserve, mortgage production income including refinance and purchase volumes, loan production, other real estate expense, gains on sales of OREO properties, loan growth; (ii) the benefit to net income due to lower charge-offs and ALLL as asset quality continues to improve; (iii) the contribution of interest rate swaps to net interest income and asset sensitivity; (iv) future levels of net interest margin, and the contribution of a steeper yield curve to net interest margin and net interest income; (v) the performance of the residential real estate portfolio; (vi) our expectations regarding Federal Reserve treatment, and the timing of such treatment, of our hybrid capital elements and the effect of such treatment on our regulatory capital ratios, and of our current capital levels under future Federal Reserve capital requirements; and (vii) future improvements in our overall asset quality, and (viii) our expectation that we will be able to satisfy the civil money penalty issued by the FRB by providing consumer financial relief, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. The estimated financial impact of legal and regulatory matters depends upon (1) the successful negotiation, execution, and delivery of definitive agreements in several matters, (2) the ultimate resolution of certain legal matters which are not yet complete, (3) management’s assumptions about the extent to which such amounts may be deducted for tax purposes, (4) the agreement of other necessary parties, and (5) our assumptions about the extent to which we can provide consumer relief to satisfy our financial obligations as contemplated by the agreements in principle with regulators. Additional factors include: our framework for managing risks may not be effective in mitigating risk and loss to us; as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of NPAs are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; the failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the U.S.; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or as a result of certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we may face certain risks as a servicer of loans, or also may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; we are subject to risks related to delays in the foreclosure process; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; as a financial services company, changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; changes which are being considered in the method for determining LIBOR may affect the value of debt securities and other financial obligations held or issued by SunTrust that are linked to LIBOR, or may affect the Company's financial condition or results of operations; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; depressed market values for our stock may require us to write down goodwill; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect the business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on your common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even from inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and they require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes. When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated).
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic United States, and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses both through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia, and through other national delivery channels. Within our geographic footprint, we operate under three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, and trust and investment services offered by the Bank, our other subsidiaries provide mortgage banking, asset management, securities brokerage, and capital market services.
The following analysis of our financial performance for the three and nine months ended September 30, 2013, should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements, and other information contained in this document and our 2012 Annual Report on Form 10-K. Certain reclassifications have been made to prior year consolidated financial statements and related information to conform them to the September 30, 2013 presentation. In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1, "Selected Quarterly Financial Data."

EXECUTIVE OVERVIEW
Economic and regulatory
Moderate improvement in economic activity and labor market conditions, increased household spending, and further strengthening of many housing markets in which we operate continued during the third quarter but was partially offset by further increases in mortgage interest rates and uncertainty surrounding the resolution of the Federal budget and increase in the debt ceiling. Household spending continued to increase as consumer confidence remained near levels last seen in 2008 and consumer borrowing costs remained at relatively low levels. Compared to December 31, 2012, the housing market continued to strengthen as demonstrated by continued price increases, favorable shifts in supply and demand, and some encouraging signs from certain homebuilding activities. However, the rise in mortgage interest rates that began in the second quarter applied pressure on the housing recovery as refinancing activity has significantly slowed and purchase activity remained at a moderate level across the industry. Further, uncertainty remained about the strength of economic growth and the impact on U.S. monetary policy amidst a continued elevated unemployment rate that ended the quarter at 7.3%, only moderately lower than at December 31, 2012.
During the third quarter of 2013, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of executing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to its portfolio. The Federal Reserve indicated that its asset purchases are not on a preset course and the decision to moderate purchases will be based on close monitoring of economic and financial developments over the coming months and how these developments support any continued improvement in labor market conditions and inflation objectives. Driven in large part by the financial markets' expectations regarding future Federal Reserve monetary policy actions, certain market interest rates increased and the yield curve steepened compared to December 31, 2012; however, in September the yield curve flattened somewhat as a result of the Federal Reserve's decision to not begin tapering its bond buying program. The Federal Reserve outlook includes economic growth that will strengthen from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of stable longer-term inflation. See additional discussion regarding the increase in interest rates in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A.
Capital
During the first quarter, we announced capital plans in conjunction with the 2013 CCAR process and completion of the Federal Reserve's review of our capital plan. Accordingly, during the third quarter we repurchased $50 million of our common stock. These purchases, along with the $50 million purchased in the second quarter, brings the total repurchases of common stock to $100 million during 2013. Pursuant to our capital plan, we intend to repurchase an additional $100 million of our common stock through the first quarter of 2014. Additionally, during the third quarter, we declared a quarterly common stock dividend of $0.10 per common share, which is consistent with the second quarter and a $0.05 per common share increase from the third quarter of last year.

Our capital remained strong at September 30, 2013 and was well above the requirements to be considered “well capitalized” according to current and proposed regulatory standards, as earnings during the first nine months of the year drove a $759 million increase in our Tier 1 common equity. Our Tier 1 common equity ratio remained strong at 9.94% at September 30, 2013 compared to 10.04% at December 31, 2012. The decline in the ratio compared to year end was primarily due to an increase in RWA as a result of loan growth and a refinement of risk weighting during the third quarter of 2013 for certain unused lending commitments that provide clients' access to standby letters of credit under current regulatory capital rules. This treatment of these particular unused lending commitments is not anticipated to be applicable under the Basel III capital calculation rules and, as a result, had no impact on our current quarter estimated Basel III common equity Tier 1 ratio of 9.7%. Our Tier 1 capital and total capital ratios were 10.97% and 13.04%, respectively, compared to 11.13% and 13.48%, respectively, at December 31, 2012, also declining moderately from year end primarily due to the same reasons as the Tier 1 common equity ratio decline. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk Management” sections of this MD&A.

The Federal Reserve published final rules in the Federal Register on October 11, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015 and, based on our current analysis of the rules, we believe that our RWA would increase slightly primarily due to increased risk-weightings for commercial real estate, MSRs, and certain on and off balance sheet exposures, resulting in a small decline in our capital ratios. Based on our current and ongoing analysis of the recently published rules, we estimate our current Basel III common equity Tier 1 ratio, on a fully phased-in basis, would be approximately 9.7%, which would be in compliance with the capital requirements. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion in the "Capital Resources" section of this MD&A.

Financial performance
Net income available to common shareholders during the third quarter of 2013 was $179 million, or $0.33 per average diluted common share, and included $179 million, or $0.33 per average diluted common share, of net costs related primarily to the resolution of legacy mortgage-related matters and the completion of a taxable reorganization of certain subsidiaries that was discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. In comparison, our net income to common shareholders was $1.1 billion, or $1.98 per average diluted common share for the third quarter of 2012; however, the third quarter of 2012 included $753 million of additional net income, or $1.40 per average diluted common share, driven by the early termination of agreements regarding the shares previously owned in The Coca-Cola Company resulting in the sale of those shares, net of certain expenses related to strategic actions taken during the third quarter of last year to strengthen our balance sheet. A summary of the significant items impacting each third quarter was as follows:

	Three months ended September 30
	2013	2012
Net income available to common shareholders	$179	$1,066
Significant items impacting the quarter:
Operating losses related to settlement of certain mortgage-related legal matters	323	—
Mortgage repurchase provision related to GSE repurchase settlements	63	—
Provision for unrecoverable servicing advances	96	—
Securities gains related to sale of The Coca-Cola Company stock	—	(1,938)
Mortgage repurchase provision on currently delinquent loans	—	371
Charitable expense related to The Coca-Cola Company stock contribution	—	38
Provision for credit losses related to nonperforming loan sales	—	172
Losses on sale of guaranteed loans	—	92
Valuation losses related to planned sale of Affordable Housing investments	—	96
Tax (benefit)/expense related to above items	(190)	416
Net tax benefit related to subsidiary reorganization and other matters	(113)	—
Net income available to common shareholders, excluding significant items impacting the quarter	$358	$313
Net income per average common share, diluted	$0.33	$1.98
Net income per average common share, diluted, excluding significant items impacting the quarter	$0.66	$0.58

The 2012 items noted above related to strategic actions taken during the third quarter of 2012 to improve our risk profile and strengthen our balance sheet. Further details about these strategic actions can be found in our Form 8-K that was filed with the SEC on September 6, 2012. The 2013 items noted above primarily related to the resolution of certain legacy mortgage-related and other matters and also included the impact of the completion of a taxable reorganization of certain subsidiaries along with other less significant tax matters. Resolving these matters reduces uncertainty in the mortgage business, improves our overall risk profile, and ultimately allows us to focus on the future of the Company and the opportunities we see in our businesses. Further details about these strategic actions can be found in our Form 8-K that was filed with the SEC on October 10, 2013. When excluding the significant items from each quarter's results, our net income and diluted earnings per common share increased 14% from the third quarter of last year as a result of the continued improvement in credit quality and a decline in noninterest expense. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of net income available to common shareholders and net income per average common share, diluted, excluding Form 8-K items.
Our provision for credit losses declined 79% in the third quarter of 2013 compared to the third quarter of 2012 as a result of continued credit quality improvement and the impact in the third quarter of 2012 related to the junior lien policy change. Noninterest expense in the third quarter of 2013, excluding the expense impact from the Form 8-K items from the third quarters of this year and last year, improved significantly compared to the same period of last year as a result of our ongoing efficiency improvement efforts as well as the abatement of cyclically high credit-related costs. Total revenue in the third quarter of 2013, excluding the impact from the Form 8-K items from the third quarters of this year and last year, decreased compared to the same period of last year due to lower mortgage-related income and net interest income, partially offset by higher wealth management and capital markets revenue in 2013. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of noninterest expense and revenue excluding Form 8-K items.
During the first nine months of 2013, net income available to common shareholders was $884 million, or $1.64 per average diluted common share, compared to $1.6 billion, or $2.94 per average diluted common share, during the first nine months of 2012 a decrease of 44%. The results for the first nine months of 2013 compared to the same period of last year were also driven by the significant third quarter transactions noted above in both 2013 and 2012. When excluding the Form 8-K items from both periods, net income available to common shareholders increased 28% during the first nine months of 2013 compared to the same period in 2012, primarily driven by a significantly lower provision for credit losses and moderately lower expenses, offset by lower revenues as a result of the challenging interest rate environment. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of net income available to common shareholders, excluding Form 8-K items.
Our asset quality metrics continued to improve during 2013, as NPLs, NPAs, and net charge-offs all declined to six year lows. Total NPLs continued the downward trend from 2012 with a decline of 33% from December 31, 2012, driven by reduced inflows into nonaccrual, continuing resolution of problem loans, and return to accruing status of approximately $235 million of loans previously discharged in Chapter 7 bankruptcy that exhibited a period of sustained payment performance since being discharged. Declines in NPLs were experienced in most categories, with the largest declines coming from the residential portfolio driven by the Chapter 7 bankruptcy loans returning to accruing status. In the fourth quarter, we expect NPLs will continue to trend lower. Our accruing restructured loan portfolio increased compared to December 31, 2012, primarily as a result of the Chapter 7 bankruptcy loans returning to accruing status. However, the accruing restructured portfolio continued to exhibit strong payment performance with 96% current on principal and interest payments at September 30, 2013. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first nine months of 2013, both in total and when excluding government-guaranteed loan delinquencies.
At September 30, 2013, the ALLL was 1.67% of total loans, a decline of 13 basis points compared to December 31, 2012. The provision for loan losses decreased 80% and net charge-offs decreased 71% during the third quarter of 2013 compared to the third quarter of 2012. The provision for loan losses was down 58% and net charge-offs decreased 57% during the first nine months of 2013 compared to the first nine months of 2012. The declines were the result of improved credit quality as well as the incremental $172 million of charge-offs and provision recorded in the third quarter of 2012 related to NPL sales and the $65 million related to the junior lien credit policy change. Annualized net charge-offs to total average loans was 0.47% and 0.61% during the third quarter and first nine months of 2013, respectively, a decline of 117 and 78 basis points from the same periods in 2012, respectively, driven by decreases in charge-offs within each loan segment including the incremental charge-offs related to NPL sales in the third quarter of 2012. In the fourth quarter, we expect net charge-offs will remain relatively stable compared to the third quarter. Overall, the improved credit metrics have been driven by fewer delinquencies and lower loss severities. We continue to anticipate future improvements in our overall asset quality would likely be driven by residential loans, as the commercial and consumer portfolios are already at or near normalized levels. As asset quality metrics approach more normalized levels, we expect the positive impacts on net income resulting from quarterly declines in net charge-offs and the ALLL to abate. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans decreased 1% during both the third quarter and first nine months of 2013, compared to the same periods of 2012. The declines during these periods were a result of lower federally guaranteed student and residential mortgage loan balances due primarily to sales in the second half of 2012, predominantly offset by growth in C&I loans and our consumer portfolio, excluding guaranteed student loans. Also driving the decline in average loans in both periods was the significant decrease in average NPLs, down over $1 billion, primarily due to our continued resolution efforts and NPL sales in 2012. Average loans increased 1% sequentially as a result of increases in almost all loan categories, led by CRE and nonguaranteed residential mortgage loans. The percentage of our total loan portfolio that is government-guaranteed was 7% at September 30, 2013. We remain committed to providing financing and fulfilling the credit needs in the communities that we serve and are focused on extending credit to qualified borrowers. To that end, during the first nine months of 2013, we extended approximately $73 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients, an increase of 10% from the first nine months of 2012. Overall, while loan demand remains moderate, our commercial loan pipelines continue to increase and overall economic indicators in our markets continue to gradually improve.
Average consumer and commercial deposits increased 1% during both the third quarter and the first nine months of 2013 compared to the same periods in 2012. The increase during both periods was primarily the result of the continued increase in lower cost deposit accounts, partially offset by a decrease in higher cost time deposits. Specifically, the increase during the third quarter of 2013 compared to the same period in 2012 was driven by an increase of $3.5 billion in lower-cost accounts with the increases spread across all categories and led by money market accounts, while the increase during the nine months of 2013 compared to 2012 was driven by an increase of $4.1 billion in lower-cost accounts, with increases in all categories and led by noninterest-bearing DDAs. Average time deposits declined 14% and 16% from the third quarter and first nine months of 2012, respectively, as a result of the mix shift from higher cost to lower cost deposits. The increase and mix shift over the prior year periods in average consumer and commercial deposits resulted in a 12 and 17 basis point reduction in interest-bearing deposit costs compared to the third quarter and first nine months of 2012, respectively, and allowed us to further reduce our wholesale and short-term borrowings. Specifically, during the third quarter and first nine months of 2013, we reduced our higher-cost wholesale funding sources, primarily long-term debt, on average, by 16% and 21%, respectively, compared to the same periods in 2012. Additionally, we reduced our average other short-term borrowings, including short-term FHLB advances, by 22% and 37% compared to the third quarter and first nine months of 2012, respectively. See additional discussions in the "Net Interest Income/Margin" and "Borrowings" sections of this MD&A.
Total revenue, on an FTE basis, decreased 50% and 26% compared to the third quarter and first nine months of 2012, respectively. The decline was predominantly driven by securities gains in the third quarter of 2012 related to the Coke transaction. Total revenue during the third quarter and first nine months of 2013, excluding the impact from the Form 8-K items from the third quarters of this year and last year decreased, 22% and 12% compared to the same periods in 2012, respectively. The decrease was due to lower mortgage-related income and net interest income, partially offset by higher wealth management and capital markets revenue. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of revenue, excluding Form 8-K items.
Net interest income, on an FTE basis, decreased 5% during the third quarter and first nine months of 2013 compared to the same periods in 2012, due to a decrease in our commercial loan swap-related income and the continued low interest rate environment contributing to lower earning asset yields, partially offset by favorable shifts in the deposit mix, lower deposit rates, and the reduction in long-term debt. The first nine months of 2012 also included $31 million of dividends on previously owned Coke shares. Our net interest margin was 3.19% for the third quarter of 2013, compared to 3.38% for the third quarter of 2012 and was 3.25% during the first nine months of 2013 compared to 3.42% during the same period in 2012. The decline in net interest margin was due to the same factors as noted in the decline in net interest income. We expect net interest margin to decline in the fourth quarter, but at a slower pace when compared to the decline in the third quarter from the second quarter. See additional discussion related to net interest margin in the "Net Interest Income/Margin," section of this MD&A.
Noninterest income decreased 73% and 45% in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, driven primarily by the securities gains in 2012 related to the Coke stock transaction. Noninterest income during the third quarter and first nine months of 2013, excluding the impact from the Form 8-K items from the third quarters of this year and last year decreased, 30% and 15% compared to the same periods in 2012, respectively. The decreases in both periods were driven by a decline in mortgage-related revenue as a result of a decline in production volume, lower gain on sale margins as a result of higher interest rates, and a decline in net MSR hedge performance. Partially offsetting the decrease in both periods was higher wealth management and capital markets revenue, as well as a decline in mark-to-market valuation losses on our fair value debt and index-linked CDs in both periods of 2013 compared to 2012. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of noninterest income, excluding Form 8-K items.
Noninterest expense increased 1% and decreased 6% during the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. The increase during the quarter was driven by the expenses related to resolution of legacy mortgage-related matters, while the decrease during the nine months was driven by efficiency improvements that caused a decline in most expense categories, as well as the abatement of cyclically high credit-related and legal and consulting expenses. Noninterest expense, excluding the impact from the Form 8-K items from the third quarters of this year and last year, decreased 17% and 13%, during the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. The decrease in the third quarter of 2013 compared to 2012 was driven by decreases across most categories as a result of efficiency improvements and the abatement of cyclically high credit-related and legal and consulting costs. Compensation and benefits expense contributed to the decline in the third quarter of 2013 due to the reversal of previously accrued compensation and benefits expense as a result of lower corporate profitability during the current quarter while the third quarter of last year included an increase in incentive compensation cost due to the acceleration of deferred compensation related to organizational changes in certain businesses. Also contributing to the decline in compensation and benefits expense during the current quarter was lower salary expense due to a 6% decline in full time equivalent employees compared to September 30, 2012 partially driven by changes to our branch staffing as client adoption of mobile technology increased. Other real estate expense declined in the current quarter due to increased gains on sales of owned properties while operating expenses and loss provisioning related to owned properties declined. Consulting and legal expenses declined due to the completion of certain mortgage regulatory-related projects, and other noninterest expense decreased due to higher severance expense and expenses related to corporate real estate assets in the third quarter of 2012. The decreases during the first nine months of 2013 were driven by decreases in most categories with significant declines in employee compensation and benefits expense and other real estate expense, and to a lesser extent by decreases in consulting and legal expenses, regulatory assessments, and other noninterest expenses. Declines in employee compensation and benefits, other real estate, consulting and legal and other noninterest expense were due to the same factors as described for the quarter. The decrease in regulatory assessments was due to an improvement in our FDIC insurance assessment rate, reflective of our reduced risk profile. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of noninterest expense, excluding Form 8-K items.
Compared to the second quarter of 2013, net income available to common shareholders decreased 51%, driven primarily by the Form 8-K items impacting the third quarter of 2013 and reduced mortgage production income partially offset by a 35% decrease in the provision for credit losses. Net income available to common shareholders decreased 2% compared to the second quarter of 2013, excluding the impact from the Form 8-K items from the third quarter of this year. Net interest income was relatively unchanged as lower net interest margin was offset by higher average earning assets. However, revenue declined during the quarter predominantly due to lower core mortgage income due to declines in production volumes and lower gain on sale margins that were driven by the increase in mortgage rates and industry competition. Also impacting revenue was a decrease in origination fees from lower closed loan volume and the impairment of certain lease financing assets in the current quarter. Partially offsetting these decreases were increases in capital markets and wealth management income, as well as an increase in mortgage servicing income due largely to a slower pace of loan prepayments as rising interest rates resulted in less refinance volume and therefore less decay of the mortgage servicing asset. Servicing income is expected to increase in the fourth quarter as refinance volume further declines. Noninterest expense increased $346 million, or 25%, during the quarter entirely due to the legacy mortgage-related expenses as well as the increase in the mortgage servicing advance reserve, both part of the third quarter Form 8-K items. Noninterest expense declined 5% from the second quarter of 2013, excluding the impact from the Form 8-K items from the third quarter of this year. The decrease in noninterest expense was due to a decrease in compensation and benefits expense driven by the current quarter reversal of previously accrued compensation and benefits due to the lower corporate profitability during the quarter. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of net income available to common shareholders and noninterest expense, excluding Form 8-K items.
Business segments highlights

Net income improved during the third quarter and first nine months of 2013 in Consumer Banking and Private Wealth Management compared to the same periods in 2012. Reductions in the provision for credit losses and noninterest expense offset lower revenue to drive the substantial increase in net income. Revenue was moderately lower during the three and nine month periods of 2013 compared to 2012 driven by the sale of $2 billion of government guaranteed student loans in 2012, partially offset by solid growth in fee income due to increased fixed annuity sales, which benefited from higher rates, and strong growth in our managed account business within the brokerage platform. Loan production increased 6% from September 30, 2012 as a result of solid organic loan growth. The improvement in credit quality, most notably in our home equity portfolio, as well as an increase in the provision in the prior year due to a change in our credit policy related to the charge-off of junior lien loans drove the 54% and 38% decrease in the provision for credit losses during the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. The reduction in expenses during 2013 was driven by changes to our branch staffing model and retail branch network due to clients increasingly utilizing self-service channels. Our retail branch network decreased 8% from September 30, 2012 due to our efforts to better align our branch network and staffing levels in response to client preferences, and while we expect further declines in our branch network in the future, the overall rate of decline will be slower. The decrease in expenses drove the 399 and 305 basis point improvements in our efficiency and tangible efficiency ratios, respectively, compared to the first nine months of 2012.

Wholesale Banking reported strong results during the third quarter and first nine months of 2013 that included substantially improved net income compared to the same periods of 2012 that was led by increased net interest income and decreases in the provision for credit losses and noninterest expense. While total revenue was lower in 2013 due to weaker trading income and a leasing asset impairment, net interest income increased 4% and 5% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012 as a result of solid average loan growth of 6% in both periods. Loan growth was driven by not-for-profit and government lending, core CRE, and our large corporate lending areas, most notably asset securitization, asset-based lending, and our energy industry lending. Further credit quality improvement in our CRE portfolio in 2013 and the elevated provision in 2012 due to the charge-offs related to the nonperforming CRE loans sales drove a 70% and 69% decrease in the provision for credit losses compared to the third quarter and first nine months of 2012, respectively. Noninterest expenses decreased 17% and 14% compared to the third quarter and first nine months of 2012, resulting in significant reductions in both efficiency and tangible efficiency ratios to below 60%.

Mortgage Banking results were driven by the Form 8-K items for the third quarters of this year and last year. These items combined to account for a significant portion of the net loss during the three and nine months ended September 30, 2013 and 2012. Excluding these Form 8-K items, we had a modest improvement in net loss as provision for credit losses and noninterest expense decreased significantly during the third quarter and first nine months of 2013 compared to the same periods in 2012. See Table 1, "Selected Quarterly Financial Data," for a reconciliation of net income available to common shareholders, provision for credit losses, noninterest income, and noninterest expense, excluding Form 8-K items. The decrease in noninterest expense and provision for credit losses, excluding the Form 8-K items, was the result of improved credit quality and a continued improvement in the operating environment. Noninterest income, excluding the Form 8-K items, decreased during the third quarter and first nine months of 2013 compared to the same periods in 2012 and was driven by lower current year mortgage revenue due to a decline in production volume and gain on sale margins which were due to the increase in mortgage rates and a decline in mortgage servicing income due to lower net hedge performance partially offset by a lower mortgage repurchase provision. As expected, the refinance volume continued to abate significantly during the third quarter of 2013, but our home purchase volume increased 47% and 16% in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. However, we expect further declines in overall closed loan production volume in the fourth quarter as a result of a sharp decline in applications in the third quarter. We are being aggressive in right-sizing our mortgage business, both as a result of continued resolution of legacy matters and as a response to the current origination environment. As a result, we intend to reduce our mortgage staff by approximately 20%, which translates to roughly 800 full-time equivalent employees. We believe this action, along with resolution of certain legacy mortgage-related matters, better positions us for the future and continues our focus of being a more efficient organization.

Additional information related to performance of our segments during the year can be found in Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first nine months of 2013 and 2012, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA				Table 1
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2013	2012	2013	2012
Summary of Operations:
Interest income	$1,339	$1,445	$4,045	$4,471
Interest expense	131	174	405	615
Net interest income	1,208	1,271	3,640	3,856
Provision for credit losses	95	450	453	1,067
Net interest income after provision for credit losses	1,113	821	3,187	2,789
Noninterest income	680	2,542	2,401	4,358
Noninterest expense	1,743	1,726	4,503	4,813
Income before provision for income taxes	50	1,637	1,085	2,334
(Benefit)/provision for income taxes	(146)	551	151	710
Net income attributable to noncontrolling interest	7	9	16	22
Net income	$189	$1,077	$918	$1,602
Net income available to common shareholders	$179	$1,066	$884	$1,581
Net income available to common shareholders, excluding Form 8-K items [10]	$358	$313	$1,063	$828

Net interest income - FTE	$1,240	$1,301	$3,733	$3,949
Total revenue - FTE	1,920	3,843	6,134	8,307
Total revenue - FTE, excluding net securities gains [1]	1,920	1,902	6,132	6,334
Total revenue - FTE, excluding Form 8-K items [1,10]	1,983	2,540	6,197	7,004
Net income per average common share:
Diluted	0.33	1.98	1.64	2.94
Diluted, excluding the effect of Form 8-K items [10]	0.66	0.58	1.97	1.54
Basic	0.33	1.99	1.65	2.96
Dividends paid per average common share	0.10	0.05	0.25	0.15
Book value per common share	37.85	37.35
Tangible book value per common share [5]	26.27	25.72
Selected Average Balances
Total assets	$171,838	$175,282	$172,061	$176,679
Earning assets	154,250	153,207	153,412	154,236
Loans	122,672	124,080	121,649	123,332
Consumer and commercial deposits	126,618	125,353	126,947	125,692
Brokered time and foreign deposits	2,007	2,237	2,083	2,252
Total shareholders’ equity	21,027	20,619	21,138	20,450
Average common shares - diluted (thousands)	538,850	538,699	539,488	537,538
Average common shares - basic (thousands)	533,829	534,506	534,887	533,859
Financial Ratios (Annualized)
ROA	0.44%	2.45%	0.71%	1.21%
ROE	3.49	20.84	5.79	10.47
Net interest margin - FTE	3.19	3.38	3.25	3.42
Efficiency ratio [2]	90.77	44.90	73.41	57.94
Tangible efficiency ratio [3]	90.46	44.47	73.12	57.48
Tangible efficiency ratio, excluding Form 8-K items [3,10]	66.46	66.51	65.61	67.92
Total average shareholders’ equity to total average assets	12.24	11.76	12.29	11.57
Tangible equity to tangible assets [4]	8.98	8.48
Capital adequacy at period end
Tier 1 common equity	9.94%	9.82%
Tier 1 capital	10.97	10.57
Total capital	13.04	12.95
Tier 1 leverage	9.46	8.49

SELECTED QUARTERLY FINANCIAL DATA, continued
(Dollars in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Reconcilement of Non-U.S. GAAP Measures
Net interest income	$1,208	$1,271	$3,640	$3,856
FTE adjustment	32	30	93	93
Net interest income - FTE	1,240	1,301	3,733	3,949
Noninterest income	680	2,542	2,401	4,358
Total revenue - FTE	1,920	3,843	6,134	8,307
Securities gains, net	—	(1,941)	(2)	(1,973)
Total revenue - FTE excluding securities gains, net [1]	$1,920	$1,902	$6,132	$6,334
Noninterest income	$680	$2,542	$2,401	$4,358
Securities gains, net	—	(1,941)	(2)	(1,973)
Noninterest income excluding net securities gains [1]	$680	$601	$2,399	$2,385
Efficiency ratio [2]	90.77%	44.90%	73.41%	57.94%
Impact of excluding amortization of intangible assets	(0.31)	(0.43)	(0.29)	(0.46)
Tangible efficiency ratio [3]	90.46%	44.47%	73.12%	57.48%

	September 30, 2013	September 30, 2012
Total shareholders’ equity	$21,070	$20,399
Goodwill, net of deferred taxes of $180 and $159, respectively	(6,189)	(6,210)
Other intangible assets, net of deferred taxes of $2 and $8, respectively, and MSRs	(1,285)	(888)
MSRs	1,248	831
Tangible equity	14,844	14,132
Preferred stock	(725)	(275)
Tangible common equity	$14,119	$13,857
Total assets	$171,777	$173,181
Goodwill	(6,369)	(6,369)
Other intangible assets including MSRs	(1,287)	(896)
MSRs	1,248	831
Tangible assets	$165,369	$166,747
Tangible equity to tangible assets [4]	8.98%	8.48%
Tangible book value per common share [5]	$26.27	$25.72
Total loans	$124,340	$121,817
Government guaranteed loans	(9,016)	(10,646)
Loans held at fair value	(316)	(390)
Total loans, excluding government guaranteed and fair value loans	$115,008	$110,781
Allowance to total loans, excluding government guaranteed and fair value loans [6]	1.80%	2.02%

	As Reported				Excluding Form 8-K items [10]
(Dollars in millions, except per share data)	September 30, 2013				September 30, 2013
	Three Months Ended	Nine Months Ended	8-K Adjustments		Three Months Ended	Nine Months Ended
Reconcilement of Non-U.S. GAAP Measures, continued
Net interest income	$1,208	$3,640	$—		$1,208	$3,640
Provision for credit losses	95	453	—		95	453
Net interest income after provision for credit losses	1,113	3,187	—		1,113	3,187
Noninterest Income
Service charges on deposit accounts	168	492	—		168	492
Trust and investment management income	133	387	—		133	387
Retail investment services	68	198	—		68	198
Other charges and fees	91	277	—		91	277
Investment banking income	99	260	—		99	260
Trading income	33	124	—		33	124
Card fees	77	231	—		77	231
Mortgage production related (loss)/income	(10)	282	(63)	[11]	53	345
Mortgage servicing related income	11	50	—		11	50
Net securities gains	—	2	—		—	2
Other noninterest income	10	98	—		10	98
Total noninterest income	680	2,401	(63)		743	2,464
Noninterest Expense
Employee compensation and benefits	682	2,178	—		682	2,178
Outside processing and software	190	555	—		190	555
Net occupancy expense	86	261	—		86	261
FDIC premium/regulatory exams	45	140	—		45	140
Equipment expense	45	136	—		45	136
Operating losses	350	461	323	[12]	27	138
Marketing and customer development	34	95	—		34	95
Amortization/impairment of intangible assets/goodwill	6	18	—		6	18
Other noninterest expense	305	659	96	[13]	209	563
Total noninterest expense	1,743	4,503	419		1,324	4,084
Income before provision for income taxes	50	1,085	(482)		532	1,567
(Benefit)/provision for income taxes	(146)	151	(303)	[14]	157	454
Income including income attributable to noncontrolling interest	196	934	(179)		375	1,113
Net income attributable to noncontrolling interest	7	16	—		7	16
Net income	$189	$918	($179)		$368	$1,097
Net income available to common shareholders	$179	$884	($179)		$358	$1,063
Net income per average common share - diluted	$0.33	$1.64	($0.33)		$0.66	$1.97
Total Revenue - FTE [1]	$1,920	$6,134	($63)		$1,983	$6,197
Efficiency ratio [2]	90.77%	73.41%			66.77%	65.90%
Tangible efficiency ratio [3]	90.46%	73.12%			66.46%	65.61%
Effective tax rate	NM [10]	14.12%			29.90%	29.27%

	As Reported				Excluding Form 8-K items [10]
(Dollars in millions, except per share data)	September 30, 2012				September 30, 2012
	Three Months Ended	Nine Months Ended	8-K Adjustments		Three Months Ended	Nine Months Ended
Reconcilement of Non-U.S. GAAP Measures, continued
Net interest income	$1,271	$3,856	$—		$1,271	$3,856
Provision for credit losses	450	1,067	172	[15]	278	895
Net interest income after provision for credit losses	821	2,789	172		993	2,961
Noninterest Income
Service charges on deposit accounts	172	504	—		172	504
Trust and investment management income	127	387	—		127	387
Retail investment services	60	180	—		60	180
Other charges and fees	97	305	—		97	305
Investment banking income	83	230	—		83	230
Trading income	19	145	—		19	145
Card fees	74	239	—		74	239
Mortgage production related (loss)/income	(64)	102	(371)	[16]	307	473
Mortgage servicing related income	64	215	—		64	215
Net securities gains	1,941	1,973	1,938	[17]	3	35
Other noninterest (loss)/income	(31)	78	(92)	[18]	61	170
Total noninterest income	2,542	4,358	1,475		1,067	2,883
Noninterest Expense
Employee compensation and benefits	780	2,340	—		780	2,340
Outside processing and software	171	527	—		171	527
Net occupancy expense	92	267	—		92	267
FDIC premium/regulatory exams	67	179	—		67	179
Equipment expense	49	140	—		49	140
Operating losses	71	200	—		71	200
Marketing and customer development	75	134	38	[19]	37	96
Amortization/impairment of intangible assets/goodwill	17	39	—		17	39
Net loss on extinguishment of debt	2	15	—		2	15
Other noninterest expense	402	972	96	[20]	306	876
Total noninterest expense	1,726	4,813	134		1,592	4,679
Income before provision for income taxes	1,637	2,334	1,169		468	1,165
Provision for income taxes	551	710	416	[14]	135	294
Income including income attributable to noncontrolling interest	1,086	1,624	753		333	871
Net income attributable to noncontrolling interest	9	22	—		9	22
Net income	$1,077	$1,602	$753		$324	$849
Net income available to common shareholders	$1,066	$1,581	$753		$313	$828
Net income per average common share - diluted	$1.98	$2.94	$1.40		$0.58	$1.54
Total Revenue - FTE [1]	$3,843	$8,307	($1,303)		$2,540	$7,004
Efficiency ratio [2]	44.90%	57.94%			67.23%	68.49%
Tangible efficiency ratio [3]	44.47%	57.48%			66.51%	67.92%
Effective tax rate	33.82%	30.71%			29.41%	25.72%

(Dollars in billions)	September 30, 2013
Reconcilement of Non-U.S. GAAP Measures, continued
Reconciliation of Common Equity Tier 1 Ratio
Tier 1 Common Equity - Basel I	$14.3
Adjustments from Basel I to Basel III [7]	—
Common Equity Tier 1 Capital - Basel III [8]	14.3

RWA - Basel I	143.5
Adjustments from Basel I to Basel III [9]	4.0
RWA - Basel III [8]	147.5
Resulting regulatory capital ratios:
Basel I - Tier 1 common equity ratio	9.9%
Basel III - Common Equity Tier 1 ratio [8]	9.7
1We present total revenue- FTE excluding net securities gains and noninterest income excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue and noninterest income without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
2Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
3We present a tangible efficiency ratio, which excludes the amortization of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
4We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
5We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our book value on common stock to other companies in the industry.
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
8The Basel III calculations of common equity Tier 1, RWA, and the common equity Tier 1 ratio are based upon our current interpretation of the final Basel III rules published by the Federal Reserve in October 2013, on a fully phased in basis.
9The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for certain commercial loans, unfunded commitments, and mortgage servicing assets.
10 SunTrust presents certain income statement categories and also total revenue-FTE, net income per average common diluted share, net income, net income available to common shareholders, an efficiency ratio, a tangible efficiency ratio, and the effective tax rate, excluding Form 8-K items. We believe these measures are useful to investors because it removes the effect of material items impacting the quarter's results allowing a more useful comparison to other quarters' results that did not have a similar impact and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on the items can be found in Form 8-Ks filed with the SEC on October 10, 2013 and September 6, 2012. The calculated effective tax rate for the third quarter of 2013, which was greater than 100%, was considered to be not meaningful, or "NM".
11 Reflects the pre-tax impact of mortgage repurchase settlements with Fannie Mae and Freddie Mac and impacts the Mortgage Banking segment.
12 Reflects the pre-tax impact from the settlement of certain legal matters and primarily impacts the Mortgage Banking segment.
13 Reflects the pre-tax impact from the mortgage servicing advances allowance increase and impacts the Mortgage Banking segment.
14 Reflects the provision/(benefit) for income taxes impact on above items as well as certain tax items disclosed in the Form 8-K items.
15 Reflects the pre-tax provision expense associated with the planned sale of $0.5 billion of nonperforming mortgage and CRE loans and impacts the Mortgage Banking and Wholesale Banking segments.
16 Reflects the pre-tax mortgage repurchase provision and impacts the Mortgage Banking segment.
17 Reflects the pre-tax gain associated with the early termination of agreements involving The Coca-Cola Company shares and impacts the Corporate Other segment.
18 Reflects the pre-tax loss from moving $1.4 billion of student loans and $0.5 billion of Ginnie Mae loans to LHFS and impacts the Consumer Banking and Private Wealth Management and Mortgage Banking segments.
19 Reflects the pre-tax impact from the charitable contribution of one million shares of The Coca-Cola Company and impacts the Corporate Other segment.
20 Reflects the pre-tax write-down associated with moving $0.2 billion of affordable housing investments to LHFS and impacts the Wholesale Banking segment.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease)
	September 30, 2013			September 30, 2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
C&I - FTE [2]	$54,666	$535	3.88%	$51,923	$578	4.43%	$2,743	(0.55)
CRE	4,615	37	3.18	4,525	41	3.56	90	(0.38)
Commercial construction	704	6	3.38	784	7	3.74	(80)	(0.36)
Residential mortgages - guaranteed	3,526	28	3.14	5,432	37	2.76	(1,906)	0.38
Residential mortgages - nonguaranteed	23,258	238	4.09	22,905	256	4.47	353	(0.38)
Home equity products	14,549	133	3.63	14,866	138	3.68	(317)	(0.05)
Residential construction	529	7	4.88	667	9	5.44	(138)	(0.56)
Guaranteed student loans	5,453	52	3.81	7,183	71	3.92	(1,730)	(0.11)
Other direct	2,563	28	4.33	2,266	25	4.35	297	(0.02)
Indirect	11,069	94	3.36	10,584	102	3.84	485	(0.48)
Credit cards	656	16	9.73	577	14	9.87	79	(0.14)
Nonaccrual[3]	1,084	6	2.37	2,368	8	1.37	(1,284)	1.00
Total loans[4]	122,672	1,180	3.81	124,080	1,286	4.12	(1,408)	(0.31)
Securities available for sale:
Taxable	22,494	140	2.49	20,424	140	2.74	2,070	(0.25)
Tax-exempt - FTE[2]	243	3	5.16	350	5	5.29	(107)	(0.13)
Total securities available for sale - FTE	22,737	143	2.52	20,774	145	2.78	1,963	(0.26)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,029	—	0.01	952	—	0.05	77	(0.04)
LHFS	3,344	30	3.58	3,294	29	3.48	50	0.10
Interest-bearing deposits	22	—	0.11	21	—	0.26	1	(0.15)
Interest earning trading assets	4,446	18	1.64	4,086	15	1.49	360	0.15
Total earning assets	154,250	1,371	3.53	153,207	1,475	3.83	1,043	(0.30)
ALLL	(2,112)			(2,193)			81
Cash and due from banks	3,867			4,579			(712)
Other assets	14,396			14,810			(414)
Noninterest earning trading assets	1,389			2,172			(783)
Unrealized gains on securities available for sale	48			2,707			(2,659)
Total assets	$171,838			$175,282			($3,444)
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,435	$4	0.06%	$24,810	$6	0.09%	$625	(0.03)
Money market accounts	43,019	13	0.12	41,517	21	0.20	1,502	(0.08)
Savings	5,802	1	0.04	5,190	1	0.09	612	(0.05)
Consumer time	8,895	25	1.12	10,202	32	1.26	(1,307)	(0.14)
Other time	4,830	15	1.26	5,771	21	1.42	(941)	(0.16)
Total interest-bearing consumer and commercial deposits	87,981	58	0.26	87,490	81	0.37	491	(0.11)
Brokered time deposits	1,989	12	2.44	2,189	17	3.03	(200)	(0.59)
Foreign deposits	18	—	0.11	48	—	0.17	(30)	(0.06)
Total interest-bearing deposits	89,988	70	0.31	89,727	98	0.43	261	(0.12)
Funds purchased	505	—	0.09	701	—	0.11	(196)	(0.02)
Securities sold under agreements to repurchase	1,885	1	0.13	1,461	1	0.18	424	(0.05)
Interest-bearing trading liabilities	720	5	2.58	702	4	2.62	18	(0.04)
Other short-term borrowings	5,222	3	0.27	6,664	5	0.30	(1,442)	(0.03)
Long-term debt[4]	9,891	52	2.06	11,734	66	2.23	(1,843)	(0.17)
Total interest-bearing liabilities	108,211	131	0.48	110,989	174	0.62	(2,778)	(0.14)
Noninterest-bearing deposits	38,637			37,863			774
Other liabilities	3,486			4,832			(1,346)
Noninterest-bearing trading liabilities	477			979			(502)
Shareholders’ equity	21,027			20,619			408
Total liabilities and shareholders’ equity	$171,838			$175,282			($3,444)
Interest Rate Spread			3.05%			3.21%		(0.16)
Net interest income - FTE[4]		$1,240			$1,301
Net Interest Margin[5]			3.19%			3.38%		(0.19)
1Interest income includes loan fees of $38 million and $27 million for the three months ended September 30, 2013 and 2012, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $32 million and $30 million for the three months ended September 30, 2013 and 2012, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $109 million and $123 million for the three months ended September 30, 2013 and 2012, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (cont.)
	Nine Months Ended						Increase/(Decrease)
	September 30, 2013			September 30, 2012
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
C&I - FTE [2]	$54,310	$1,635	4.03%	$50,758	$1,754	4.62%	$3,552	(0.59)
CRE	4,325	107	3.31	4,614	126	3.65	(289)	(0.34)
Commercial construction	665	18	3.53	855	25	3.83	(190)	(0.30)
Residential mortgages - guaranteed	3,789	81	2.86	5,920	137	3.08	(2,131)	(0.22)
Residential mortgages - nonguaranteed	22,708	717	4.21	22,521	775	4.59	187	(0.38)
Home equity products	14,424	393	3.64	15,071	416	3.69	(647)	(0.05)
Residential construction	567	21	4.97	704	27	5.22	(137)	(0.25)
Guaranteed student loans	5,397	155	3.84	7,229	211	3.89	(1,832)	(0.05)
Other direct	2,466	81	4.39	2,184	72	4.39	282	—
Indirect	11,046	284	3.43	10,329	302	3.90	717	(0.47)
Credit cards	630	46	9.69	553	43	10.26	77	(0.57)
Nonaccrual[3]	1,322	27	2.71	2,594	22	1.13	(1,272)	1.58
Total loans[4]	121,649	3,565	3.92	123,332	3,910	4.23	(1,683)	(0.31)
Securities available for sale:
Taxable	22,514	421	2.49	22,406	507	3.01	108	(0.52)
Tax-exempt - FTE[2]	266	10	5.19	382	15	5.35	(116)	(0.16)
Total securities available for sale - FTE	22,780	431	2.53	22,788	522	3.05	(8)	(0.52)
Fed funds sold and securities borrowed or purchased under agreements to resell	1,075	—	0.02	869	—	0.03	206	(0.01)
LHFS	3,544	90	3.37	3,099	84	3.60	445	(0.23)
Interest-bearing deposits	22	—	0.10	21	—	0.24	1	(0.14)
Interest earning trading assets	4,342	52	1.59	4,127	48	1.55	215	0.04
Total earning assets	153,412	4,138	3.61	154,236	4,564	3.95	(824)	(0.34)
ALLL	(2,144)			(2,314)			170
Cash and due from banks	4,258			4,621			(363)
Other assets	14,361			14,987			(626)
Noninterest earning trading assets	1,667			2,221			(554)
Unrealized gains on securities available for sale	507			2,928			(2,421)
Total assets	$172,061			$176,679			($4,618)
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$25,941	$13	0.07%	$25,009	$18	0.10%	$932	(0.03)
Money market accounts	42,621	42	0.13	41,983	70	0.22	638	(0.09)
Savings	5,713	2	0.05	5,073	4	0.11	640	(0.06)
Consumer time	9,158	78	1.14	10,888	116	1.43	(1,730)	(0.29)
Other time	5,036	50	1.32	6,110	72	1.58	(1,074)	(0.26)
Total interest-bearing consumer and commercial deposits	88,469	185	0.28	89,063	280	0.42	(594)	(0.14)
Brokered time deposits	2,037	39	2.53	2,222	62	3.65	(185)	(1.12)
Foreign deposits	46	—	0.14	30	—	0.17	16	(0.03)
Total interest-bearing deposits	90,552	224	0.33	91,315	342	0.50	(763)	(0.17)
Funds purchased	625	1	0.10	793	1	0.11	(168)	(0.01)
Securities sold under agreements to repurchase	1,824	2	0.15	1,580	2	0.17	244	(0.02)
Interest-bearing trading liabilities	731	13	2.36	661	11	2.29	70	0.07
Other short-term borrowings	4,794	9	0.26	7,589	15	0.25	(2,795)	0.01
Long-term debt[4]	9,652	156	2.15	12,247	244	2.66	(2,595)	(0.51)
Total interest-bearing liabilities	108,178	405	0.50	114,185	615	0.72	(6,007)	(0.22)
Noninterest-bearing deposits	38,478			36,629			1,849
Other liabilities	3,743			4,356			(613)
Noninterest-bearing trading liabilities	524			1,059			(535)
Shareholders’ equity	21,138			20,450			688
Total liabilities and shareholders’ equity	$172,061			$176,679			($4,618)
Interest Rate Spread			3.11%			3.23%		(0.12)
Net interest income - FTE[4]		$3,733			$3,949
Net Interest Margin[5]			3.25%			3.42%		(0.17)
1Interest income includes loan fees of $109 million and $82 million for the nine months ended September 30, 2013 and 2012, respectively.
2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $93 million for each of the nine months ended September 30, 2013 and 2012, respectively.
3Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4Derivative instruments that manage our interest-sensitivity position increased net interest income $334 million and $404 million for the nine months ended September 30, 2013 and 2012, respectively.
5The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Third Quarter of 2013
Net interest income, on an FTE basis, was $1.2 billion for the third quarter of 2013, a decrease of $61 million, or 5%, from the third quarter of 2012. The decrease was driven by lower earning asset yields, as a result of the low interest rate environment, the impact of loan sales in the second half of 2012, and a reduction in our commercial loan swap-related income. These factors were partially offset by lower rates paid on deposits, reductions in our long-term debt, and a continued favorable shift in the deposit mix. These factors, coupled with a slight increase in average earning assets, caused net interest margin to decrease 19 basis points to 3.19% during the third quarter of 2013, compared to 3.38% during the third quarter of 2012.
Average earning assets increased by $1.0 billion, or 1%, compared to the third quarter of 2012, predominantly driven by an increase of $2.0 billion, or 9%, in our average securities AFS portfolio, partially offset by a $1.4 billion, or 1%, reduction in average loans. The decline in average loans was largely due to sales of government guaranteed residential mortgages and student loans during 2012. Average nonaccrual loans also declined 54%, driven by ongoing credit quality improvement and the sales of NPLs during 2012. These decreases were partially offset by growth in C&I loans of $2.7 billion, or 5%, primarily driven by our large corporate and middle market borrowers, and consumer loans, excluding guaranteed student loans, which increased approximately 6% compared to the third quarter of 2012.
Yields on earning assets declined 30 basis points to 3.53% during the third quarter of 2013, compared to 3.83% during the third quarter of 2012. The yield on our loan portfolio during the third quarter of 2013 was 3.81%, a decrease of 31 basis points, and our securities AFS portfolio yielded 2.52%, down 26 basis points from the third quarter of 2012. The yield declines were primarily driven by the low interest rate environment and, for loans specifically, by the lower commercial loan swap-related income.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2013, the outstanding notional balance of active swaps was $17.3 billion, which qualified as cash flow hedges on variable rate commercial loans, compared to $17.4 billion at September 30, 2012. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Swap-related interest income declined to $101 million during the third quarter of 2013 from $118 million during the same period in 2012. The $17 million decline was primarily due to a decline in income from the maturity of $2.1 billion of active swaps during the second quarter of 2013 and $9.0 billion of previously terminated swaps that reached their original maturity date during 2012 and 2013. We added $2.0 billion of new pay variable-receive fixed commercial loan swaps in the second quarter of 2013 after interest rates increased, which aided net interest income in the third quarter of 2013 and is expected to continue to have a positive effect on net interest income in the near-term. As we manage our interest rate risk we may purchase and/or terminate additional interest rate swaps. Our notional balance of active swaps will begin to mature in the second quarter of 2014 with remaining maturities through 2018, absent any additions or terminations. The average maturity of our active swap notional balances at September 30, 2013 was 2.2 years and $12.5 billion of our active swap notional balances will mature by December 31, 2016. As the swap balances mature, the interest income from the swap balances is expected to decline and our overall asset sensitivity position is expected to increase.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. Estimated quarterly income of these swaps based on current expectations of future LIBOR rates is as follows:

		Table 3

	Ending Notional Balances of Active Swaps (in billions)	Estimated Income Related to Swaps (in millions)
Fourth Quarter 2013	$17.3	$101
First Quarter of 2014	17.3	101
Second Quarter 2014	16.1	97
Third Quarter 2014	16.1	91
Fourth Quarter 2014	12.6	77

Average interest-bearing liabilities during the quarter decreased $2.8 billion, or 3%, from the third quarter of 2012 and average rates on interest-bearing liabilities were 0.48%, a decrease of 14 basis points. The decrease was predominantly a result of a $2.2 billion, or 14%, decrease in average higher-cost time deposits, a $1.8 billion, or 16%, reduction in average long-term debt, and a $1.4 billion, or 22%, reduction in average other short-term borrowings. These were partially offset by an increase of $2.7 billion, or 4%, in lower cost average deposits. The continued shift in the deposit mix toward lower cost deposit products from higher cost products also included an increase of $774 million, or 2%, in average demand deposits compared to the third quarter of 2012. The decline in average long-term debt was primarily attributable to the redemption of $1.2 billion of higher cost trust preferred securities during the third quarter of 2012, which had a weighted average rate of approximately 7%, as well as the extinguishment of a $1.0 billion FHLB advance and $1.2 billion of senior notes related to the Coke transaction in 2012. Partially offsetting these declines, we took advantage of the lower interest rates early in the second quarter of 2013 and issued $600 million of 10-year senior notes at a 2.75% coupon. We also issued $750 million of 5-year senior notes at a 2.35% coupon in October 2013, further leveraging an opportunity to secure long-term debt at a low interest rate. Additionally, we added $600 million of new pay variable-receive fixed long term debt swaps in the second quarter of 2013 that aided net interest income in the third quarter of 2013 and is expected to continue to have a positive effect on net interest income in the near-term. The reduction in average other short-term borrowings was due to a reduction in short-term FHLB advances during 2013 and the second half of 2012. The decrease of 14 basis points on rates paid on interest-bearing liabilities compared to the third quarter of 2012 was primarily driven by a 17 basis point decline in rates paid on long-term debt, driven by the aforementioned redemption and extinguishments, and a 12 basis point decline in rates paid on total interest bearing deposits, which included an 11 basis point decrease in consumer and commercial deposits. The decline in the overall rate paid on consumer and commercial deposits was a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products, as well as overall market interest rates.
During the third quarter of 2013, the interest rate environment was characterized by a steepening in the yield curve versus the third quarter of 2012, as rates at the long end of the yield curve increased. More specifically, during the third quarter of 2013, benchmark rates were as follows compared to third quarter of 2012: one-month LIBOR averaged 0.19%, a decrease of 5 basis points, three-month LIBOR averaged 0.26%, a decrease of 17 basis points, five-year swaps averaged 1.67%, an increase of 81 basis points, and ten-year swaps averaged 2.88%, an increase of 115 basis points. During the third quarter of 2013, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the third quarter of 2012.
Looking forward, we expect the net interest margin to decline in the fourth quarter, albeit at a slower pace relative to the decline we experienced this quarter. However, in the coming quarters, assuming current rates remain unchanged, we expect the steeper yield curve to help mitigate the declining trend in net interest margin, as well as provide an increasing benefit to net interest income over time. Specifically, the steeper curve is beneficial to spread income and the positive benefit should be noticed in our financial results over time as existing loans and securities provide cash flows that we can redeploy at higher yields.

First Nine Months of 2013
For the first nine months of 2013, net interest income was $3.7 billion, a decrease of $216 million, or 5%, compared to the first nine months of 2012. The decrease was predominantly driven by the same factors as discussed above for the third quarter related to lower asset yields and a reduction in commercial loan swap-related income. Also contributing to the decrease in net interest income during the nine months of 2013 is the elimination of the Coke dividend income during the third quarter of 2012 and lower average earning assets.
Average earning assets decreased by $824 million, or 1%. The decrease was driven by a reduction of $1.7 billion, or 1%, in average loans, partially offset by increases of $445 million, or 14%, in average LHFS and $206 million, or 24%, in average fed funds sold and securities borrowed or purchased under agreements to resell. The factors contributing to the year-over-year decline in average loans were the same as those discussed related to the third quarter of 2013 compared to the third quarter of 2012.
Average interest-bearing liabilities decreased $6.0 billion, or 5%, compared to the nine months ended September 30, 2012, predominantly due to a $2.8 billion, or 37%, reduction in other short-term borrowings, a $2.8 billion, or 16%, decrease in higher-cost time deposits, and a $2.6 billion, or 21%, reduction in long-term debt. These decreases were partially offset by an increase of $2.2 billion, or 3%, in lower cost interest-bearing deposits. Average consumer and commercial deposits increased $1.3 billion, or 1%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, and included an increase of $1.8 billion, or 5%, in demand deposits, as well as the increase in the aforementioned lower cost interest-bearing deposits, partially offset by the decrease in higher-cost time deposits, reflecting the continued shift toward lower cost deposit products. The factors contributing to the year-over-year reduction in average other short-term borrowings and average long-term debt were the same as those discussed related to the third quarter of 2013 compared to the third quarter of 2012.

The net interest margin was 3.25%, a decline of 17 basis points compared to the nine months ended September 30, 2012. Yields on average earning assets declined 34 basis points to 3.61% for the nine months ended September 30, 2013, from 3.95% for the nine months ended September 30, 2012. The average yield on securities AFS was 2.53%, down 52 basis points from the nine months ended September 30, 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock, drove the decline in yield on securities AFS. Also contributing to the decline in yields on average earning assets during the nine months ended September 30, 2013, was a 31 basis point decline in average loan yields, as well as a 23 basis point decline in yields on LHFS, primarily due to the low interest rate environment, and a $75 million decline in our commercial loan swap-related income. Offsetting the decline in the yield on average earning assets, was a decrease of 22 basis points on rates paid on interest-bearing liabilities during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily driven by a 51 basis point decline in rates paid on long-term debt as we were able to repay higher cost debt with our lower cost deposits and available cash position. A 14 basis point decline in rates paid on consumer and commercial deposits also contributed to the decrease in interest bearing liability rates paid and was also a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products, as well as an overall decline in market interest rates.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by 2 basis points during the third quarter of 2013 and 3 basis points during the first nine months of 2013, compared to a reduction of 7 basis points and 9 basis points during the three and nine months ended September 30, 2012, respectively, as average nonaccrual loans decreased by $1.3 billion during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. See additional discussion of our expectations for future levels of credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 4
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change[1]	2013	2012	% Change[1]
Service charges on deposit accounts	$168	$172	(2)%	$492	$504	(2)%
Trust and investment management income	133	127	5	387	387	—
Retail investment services	68	60	13	198	180	10
Other charges and fees	91	97	(6)	277	305	(9)
Investment banking income	99	83	19	260	230	13
Trading income	33	19	74	124	145	(14)
Card fees[2]	77	74	4	231	239	(3)
Mortgage production related (loss)/income	(10)	(64)	84	282	102	NM
Mortgage servicing related income	11	64	(83)	50	215	(77)
Net securities gains	—	1,941	(100)	2	1,973	(100)
Other noninterest income/(loss)	10	(31)	NM	98	78	26
Total noninterest income	$680	$2,542	(73)%	$2,401	$4,358	(45)%
Total noninterest income excluding Form 8-K items [3]	$743	$1,067	(30)%	$2,464	$2,883	(15)%
1 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 PIN interchange fees are presented in card fees along with other interchange fee income for the three and nine months ended September 30, 2013. Previously, these PIN interchange fees were presented in other charges and fees and therefore, for comparative purposes, interchange fees have been reclassified to card fees for the three and nine months ended September 30, 2012, respectively.
3 See Table 1, "Selected Quarterly Financial Data," in this MD&A for a reconciliation of noninterest income excluding Form 8-K items.

Noninterest income decreased $1.9 billion, or 73% compared to the third quarter of 2012 and decreased $2.0 billion, or 45%, during the first nine months of 2013 compared to the same periods in 2012 driven primarily by securities gains in 2012 related to the Coke stock transaction, which was part of our Form 8-K items in the third quarter of last year. Excluding the impact from the Form 8-K items from the third quarters of this year and last year, noninterest income decreased $324 million, or 30%, compared to the third quarter of 2012 and $419 million, or 15%, compared to the first nine months in 2012. The decreases in both periods were driven by a decline in mortgage-related revenue as a result of a decline in production volume and gain on sale margins and a decline in net MSR hedge performance. Partially offsetting the decrease in both periods was higher wealth management and capital markets revenue, as well as a decline in mark-to-market valuation losses on our fair value debt and index-linked CDs in both periods of 2013 compared to 2012. See Table 1, "Selected Quarterly Financial Data," in this MD&A for a reconciliation of noninterest income, excluding Form 8-K items.
Other charges and fees decreased during the third quarter of 2013 by $6 million, or 6%, compared to the third quarter of 2012, and decreased by $28 million, or 9%, during the first nine months of 2013 compared to the first nine months of the prior year. The decreases were due to lower insurance premium income due to a reduction in reinsurance agreements with mortgage insurance companies and lower letter of credit and loan commitment fee income.
Investment banking income was $99 million during the third quarter of 2013, an increase of $16 million, or 19%, compared to the third quarter of the prior year, and $260 million for the first nine months of 2013, an increase of $30 million, or 13%, compared to the first nine months of 2012. The increases in both periods were driven by growth in merger and acquisition advisory and equity transaction fee revenue as well as syndication and bond origination activity for the nine month period. Trust and investment management income increased $6 million, or 5%, compared to the third quarter of 2012 as a result of solid market conditions and deepening client relationships, while retail investment services income increased 13% and 10% in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, due to solid market conditions and growth in managed accounts.
Trading income increased $14 million, or 74%, during the third quarter of 2013 compared to the third quarter of 2012, and decreased $21 million, or 14%, during the first nine months of 2013 compared to the first nine months of 2012. The increase in the current quarter was largely driven by a decline in mark-to-market valuation losses on our fair value debt and index-linked CDs, partially offset by a decline in core trading income, which was impacted by reduced client fixed income trading volume. The decrease during the first nine months of 2013 compared to prior year was due to lower core trading income impacted by higher interest rates, partially offset by the decline in mark-to-market valuation losses on our fair value debt and index-linked CDs.
Mortgage production related income increased $54 million, or 84%, during the third quarter of 2013 compared to the third quarter of 2012, and $180 million during the first nine months of 2013 compared to the first nine months of 2012 due primarily to the decline in the mortgage repurchase provision (discussed further below), partially offset by reduced gain on sale margins and lower lock volume associated with a drop in applications. The gain on sale margin compression was a result of industry competition and the impact of higher interest rates on post-lock activity. Loan originations during the third quarter of 2013 totaled $8.0 billion compared to $8.1 billion for the third quarter of 2012, a decrease of $137 million, or 2%. However, loan originations during the first nine months of 2013 were $25.9 billion compared to $24.1 billion during the first nine months of the prior year, an increase of $1.8 billion, or 8%, driven by refinance volume as a result of low interest rates during the early part of 2013. Mortgage production during the third quarter and first nine months of 2013 was comprised of approximately 54% and 67%, respectively, in refinance activity; approximately 12% and 18% of the total refinance production activity for the current quarter and first nine months of 2013, respectively, related to the HARP 2.0 program. However, due to the increase in market interest rates, we expect the refinance volume, including HARP refinancing, to continue to decline in the fourth quarter of 2013. Purchase volume, on the other hand, increased 47% from the third quarter of 2012 and 16% from the first nine months of 2012, but at lower absolute levels than refinance volume. While purchase volume is not currently at levels that will offset the expected decline in refinances, it will provide some mitigation. Application volume in the current quarter was 44% lower than the third quarter of 2012 and 45% lower compared to the prior quarter. As a result, we expect overall production volume to continue to decline in the fourth quarter of 2013, given the sharp decline in third quarter application activity.
The mortgage repurchase provision for the third quarter of 2013 was $73 million, a decrease of $298 million, compared to the third quarter of 2012. For the first nine months of 2013, the mortgage repurchase provision was $102 million, a decrease of $599 million, compared to the same period of the prior year. The lower provision was predominantly driven by the third quarter of 2012 increase to the mortgage repurchase reserve; the result of information received during the third quarter of 2012 from the GSEs and our experience related to demands, both of which enhanced our ability to estimate losses related to remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales. The lower provision was partially offset by the $63 million provision in the third quarter of 2013 in conjunction with the resolution of GSE mortgage repurchase claims related to certain existing and future repurchase obligations. During the third quarter of 2013, we reached agreements with Freddie Mac and Fannie Mae under which Freddie Mac and Fannie Mae released us from certain existing and future repurchase obligations for loans sold to Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. While the majority of both repurchase settlements was covered by our existing mortgage repurchase reserve, we increased the provision in the third quarter of 2013 by $63 million as a result of these settlements, as the population of loans included under the agreements was broader than the population of loans considered under our existing mortgage repurchase reserve. The reserve for mortgage repurchases was $281 million at September 30, 2013, a decrease of $351 million from December 31, 2012, resulting from the recognition of losses on resolved repurchase requests and the resolution of legacy mortgage matters during the current quarter, which included the payment to Freddie Mac under the settlement agreement. Subsequently, during

October 2013, the reserve for mortgage repurchases declined significantly as a result of the cash payment made to Fannie Mae associated with the settlement agreement. For additional information on the mortgage repurchase reserve, see Note 12, "Reinsurance Arrangements and Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income decreased $53 million, or 83%, compared to the third quarter of 2012, and $165 million, or 77%, compared to the first nine months of the prior year. The decreases were primarily due to less favorable net hedge performance, an increase in the decay of the servicing asset, and a smaller servicing portfolio resulting in lower servicing fees. Net hedge performance is highly sensitive to the market interest rate environment, which became volatile and increased during the second quarter of 2013. As a result of the higher interest rate environment, our hedge became only slightly accretive to income during the current quarter and first nine months of 2013. However, with the decline in refinance volume during the third quarter due to rising interest rates, the level of prepayments and resultant decay in the servicing asset declined. We expect servicing income to increase in the fourth quarter, as refinance volume further declines and decay of the servicing asset is expected to decline. At September 30, 2013, the servicing portfolio was $139.7 billion compared to $149.7 billion at September 30, 2012. The decline was driven by the sales of servicing on certain loans in the servicing portfolio and the elevated level of refinance activity.
Net securities gains decreased by $1.9 billion and $2.0 billion respectively, during the third quarter and first nine months of 2013, respectively, compared to the same periods in the prior year due to the early termination of agreements regarding our previously owned shares of Coke stock during the third quarter of 2012 resulting in a $1.9 billion gain.
Other noninterest income increased $41 million during the third quarter of 2013 and $20 million during the first nine months of 2013 compared to the third quarter and first nine months of 2012, respectively. The increase in both periods was primarily due to a $92 million loss recognized in the third quarter of 2012 upon transfer to LHFS of guaranteed student and mortgage loans to be sold, partially offset by a $37 million lease financing asset impairment in the third quarter of 2013 as a result of updated market indicators of the residual values of certain assets. For additional information on the lease financing impairment, see Note 13, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q. Additionally, gains on the sale of leases declined during 2013 compared to the first nine months of 2012.

NONINTEREST EXPENSE
						Table 5
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions)	2013	2012	Change[1]	2013	2012	Change[1]
Employee compensation	$611	$670	(9)%	$1,856	$1,977	(6)%
Employee benefits	71	110	(35)	322	363	(11)
Personnel expenses	682	780	(13)	2,178	2,340	(7)
Operating losses	350	71	NM	461	200	NM
Outside processing and software	190	171	11	555	527	5
Credit and collection services	139	65	NM	224	181	24
Net occupancy expense	86	92	(7)	261	267	(2)
Regulatory assessments	45	67	(33)	140	179	(22)
Equipment expense	45	49	(8)	136	140	(3)
Marketing and customer development	34	75	(55)	95	134	(29)
Other staff expense	22	41	(46)	46	75	(39)
Consulting and legal fees	19	40	(53)	52	116	(55)
Amortization/impairment of intangible assets/goodwill	6	17	(65)	18	39	(54)
Other real estate expense	4	30	(87)	4	133	(97)
Net loss on debt extinguishment	—	2	(100)	—	15	(100)
Other expense	121	226	(46)	333	467	(29)
Total noninterest expense	$1,743	$1,726	1%	$4,503	$4,813	(6)%
Total noninterest expense excluding Form 8-K items [2]	$1,324	$1,592	(17%)	$4,084	$4,679	(13%)
1 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Table 1, "Selected Quarterly Financial Data," in this MD&A for a reconciliation of noninterest expense excluding Form 8-K items.

Noninterest expense increased $17 million, or 1%, and decreased $310 million, or 6%, during the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, driven primarily by expenses related to resolution of legacy mortgage-related matters included in our Form 8-K items during the third quarter of 2013, while the decrease during the nine months was driven by efficiency improvements that caused a decline in most expense categories, as well as the abatement of cyclically high credit-related and consulting costs. Noninterest expense during the third quarter and first nine months of 2013, excluding the impact from the Form 8-K items from the third quarters of this year and last year decreased $268 million, or 17%, and $595 million, or 13%, compared to the same periods in 2012, respectively. The decline in expenses in both periods was driven by lower personnel expenses due to improved efficiency resulting in lower staffing levels, a decline in other real estate expense due to a decline in valuation losses and increase in gain on sales, and a reduction in regulatory assessments due to our improved risk profile. See Table 1, "Selected Quarterly Financial Data," in this MD&A for a reconciliation of noninterest expense, excluding Form 8-K items.

Personnel expenses decreased $98 million, or 13%, compared to the third quarter of 2012, and decreased $162 million, or 7%, compared to the nine months ended September 30, 2012. The decrease for both periods was largely attributable to a reduction in full-time equivalent employees and lower incentive compensation and benefits. Full time equivalent employees have declined by 6% compared to September 30, 2012 as a result of efficiency improvements, particularly in our branch staffing. Additionally, $37 million of accrued incentive compensation and benefits was reversed in the third quarter of 2013 as a result of lower corporate profitability during the quarter while the third quarter of last year included an increase in incentive compensation cost due to the acceleration of deferred compensation related to organizational changes in certain businesses.

Operating losses increased $279 million compared to the third quarter of 2012, and increased $261 million compared to the nine months ended September 30, 2012, due to specific mortgage-related legal matters that were resolved in the third quarter of 2013. Specifically, we reached agreements in principle with the HUD and the United States Department of Justice to settle certain civil and administrative claims related to our origination of FHA-insured mortgage loans and our portion of the National Mortgage Servicing Settlement, which pertains to mortgage servicing and origination practices. Collectively, these two matters resulted in the majority of operating losses recognized during the three and nine months ended September 30, 2013. We face several risks from these settlements, including that if we are unable to meet certain consumer relief commitments, then our costs to resolve these matters will likely increase. See further discussion of these matters in Note 14, "Contingencies," to the Consolidated Financial Statements and Part II, "Item 1A. Risk Factors," in this Form 10-Q. The operating losses related to these two matters were partially offset by declines related to other mortgage-related matters.

Credit and collection services expense increased $74 million compared to the third quarter of 2012, and increased $43 million compared to the nine months ended September 30, 2012, driven by a $96 million charge primarily due to an increase in the mortgage servicing advance reserve in the third quarter of 2013. We increased the reserve as a result of an expanded review of our servicing advance practices and a separate agreement for the sale of MSRs on approximately $1 billion in unpaid principal balances of predominantly delinquent mortgage loans. As a result of the review of servicing advances and the MSR sale, we refined our loss estimates and valuation methodologies to incorporate loss estimates on all advances while the prior methodology centered on aged advances. Partially offsetting this increase in the servicing advance reserve was declines in credit and collection costs as a result of the decline in NPAs.

Regulatory assessments decreased $22 million, or 33%, compared to the third quarter of 2012, and decreased $39 million, or 22%, compared to the nine months ended September 30, 2012 due to declines in our FDIC insurance assessment rate, reflecting our reduced risk profile. Partially offsetting the decrease were additional regulatory supervisory fees imposed in the current quarter.

Marketing and customer development expense decreased $41 million, or 55%, compared to the third quarter of 2012, and decreased $39 million, or 29%, compared to the nine months ended September 30, 2012 as a result of our charitable contribution of previously owned Coke shares during the third quarter of 2012.

Other staff expense decreased $19 million, or 46%, compared to the third quarter of 2012, and decreased $29 million, or 39%, compared to the nine months ended September 30, 2012, driven by declines in severance expenses, despite the current quarter including the estimated severance related to the recently announced reductions in employees in our mortgage business. See additional discussion in the "Executive Overview" section of this MD&A.

Consulting and legal expenses decreased $21 million, or 53%, compared to the third quarter of 2012, and decreased $64 million, or 55%, compared to the nine months ended September 30, 2012, predominantly due to the elimination of certain expenses associated with the Independent Foreclosure Review that was part of the Consent Order. We entered into an Amendment to the Consent Order in February 2013 that allowed us to begin eliminating consulting and legal costs of independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. For additional information regarding the Consent Order and the Amendment, see Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q and the “Nonperforming Assets” section of this MD&A.

Other real estate expense decreased $26 million, or 87%, compared to the third quarter of 2012, and decreased $129 million, or 97%, compared to the nine months ended September 30, 2012. The decrease was predominantly due to a decline in valuation losses and an increase in gains on sales. It is unlikely that gains will continue to largely offset expenses, so future quarterly expenses may increase from the current level, but as the economic environment improves over time, we expect that other real estate expense will continue to be notably lower than the elevated levels during 2012.

Other noninterest expense decreased by $105 million, or 46%, compared to the third quarter of 2012, and decreased $134 million, or 29%, compared to the nine months ended September 30, 2012. The decreases were primarily due to specific strategic actions in the third quarter of 2012, including a $96 million valuation loss related to the planned sale of affordable housing investments and $17 million in real estate charges as we reassessed some of our corporate real estate leases and holdings.
PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. The provision for income taxes was a benefit of $146 million and an expense of $151 million, for the three and nine months ended September 30, 2013, respectively, resulting in an effective tax rate during the three months ended September 30, 2013, that was not meaningful when calculated, compared to an effective tax rate of 14%, during the nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the provision for income taxes was $551 million and $710 million, resulting in effective tax rates of 34% and 31%, respectively.
After excluding the third quarter of 2013 and 2012 Form 8-K items, the effective tax rate was 30% and 29%, during the third quarter of 2013 and 2012, respectively, and 29% and 26% during the first nine months of 2013 and 2012, respectively. See Table 1, "Selected Quarterly Financial Data," in this MD&A for a reconciliation of the effective tax rate excluding Form 8-K items.

The decrease in the effective tax rate for the three and nine months ended September 30, 2013, was primarily attributable to lower pre-tax income, due to the Form 8-K items, as well as the tax benefit realized on the completion of a taxable reorganization of certain subsidiaries. This tax benefit was partially offset by an increase in STM’s valuation allowance related to its DTAs for certain state NOLs and an increase in the liability for UTBs.
The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 9, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information on the provision for income taxes.
LOANS
Our disclosures about the credit quality of our loan portfolio and the related credit reserves (i) describe the nature of credit risk inherent in our loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain the changes in the ALLL and reasons for those changes. We disclose our loan portfolio by segment and/or by type of loan, which is how we document our method for determining our ALLL. Loan types are further categorizations of our portfolio segments.
We report our loan portfolio in three segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, within each segment, we have identified loan types, which further disaggregate loans based upon common risk characteristics.
Commercial
The C&I loan type includes loans to fund business operations or activities, corporate credit cards, loans secured by owner-occupied properties, and other wholesale lending activities. CRE and commercial construction loan types are based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At September 30, 2013, 37% of our home equity products were in a first lien position and 63% were in a junior lien position. For home equity products in a junior lien position, we own or service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to end their draw period and convert to an amortizing term loan during 2013, with 91% of home equity line balances scheduled to convert to amortization in 2015 or later and 60% in 2017 or later. Historically, a majority of accounts have not converted to amortization. Based on historical trends, within 12 months of the end of their draw period, approximately 79% of accounts, and approximately 67% of accounts with a balance, are closed or refinanced. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At September 30, 2013 and December 31, 2012, our home equity junior lien loss severity was approximately 87% and 92%, respectively.
Consumer
The loan types comprising our consumer loan segment include guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 6
(Dollars in millions)	September 30, 2013	December 31, 2012	% Change
Commercial loans:
C&I	$55,943	$54,048	4%
CRE	4,755	4,127	15
Commercial construction	737	713	3
Total commercial loans	61,435	58,888	4
Residential loans:
Residential mortgages - guaranteed	3,527	4,252	(17)
Residential mortgages - nonguaranteed[1]	24,106	23,389	3
Home equity products	14,826	14,805	—
Residential construction	582	753	(23)
Total residential loans	43,041	43,199	—
Consumer loans:
Guaranteed student loans	5,489	5,357	2
Other direct	2,670	2,396	11
Indirect	11,035	10,998	—
Credit cards	670	632	6
Total consumer loans	19,864	19,383	2
LHFI	$124,340	$121,470	2%
LHFS	$2,462	$3,399	(28)%
1Includes $316 million and $379 million of loans carried at fair value at September 30, 2013 and December 31, 2012, respectively.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. As seen below in Table 7, we have experienced a shift in our loans by geography since December 31, 2012. Specifically, the percentage of our loans to clients in the Central region has decreased and loans to clients in our Other region has increased. The Central decrease was related specifically to a decrease in loan activity in the state of Georgia, while the increase in Other was related to an increase in loans in our CIB business which serves clients nationwide. See Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table shows the percentage breakdown of our total LHFI portfolio by geographic region:

Loan Types by Geography						Table 7
	Commercial		Residential		Consumer
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Geography:
Central[1]	23%	27%	21%	21%	15%	15%
Florida[2]	19	19	25	26	18	19
MidAtlantic[3]	25	25	39	38	25	26
Other	33	29	15	15	42	40
Total	100%	100%	100%	100%	100%	100%
1 The Central region includes Alabama, Arkansas, Georgia, Mississippi, and Tennessee.
2 The Florida region includes Florida only.
3 The MidAtlantic region includes the District of Columbia, Maryland, North Carolina, South Carolina, and Virginia.

Loans Held for Investment
LHFI were $124.3 billion at September 30, 2013, an increase of 2% from December 31, 2012. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial balances and in reducing our exposure to certain higher risk residential construction loans. Continuing to manage down our commercial and residential construction portfolios resulted in a net $147 million decline in these portfolios during the first nine months of 2013 and an $8.7 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile. Average loans during the first nine months of 2013 totaled $121.6 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances. While loan growth has improved since year end, demand remains modest overall. However, our commercial loan pipelines continue to increase and overall economic indicators in our markets are also improving.
Commercial loans increased $2.5 billion, or 4%, during the first nine months of 2013. Growth was driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as CRE loans. C&I loans increased $1.9 billion, or 4%, from December 31, 2012 driven by growth in our not-for-profit, government, and dealer portfolios. We also had growth in our large corporate lending areas, most notably in asset securitizations, energy, and asset-based lending. CRE loans increased $628 million, or 15%, from December 31, 2012 with the majority of the increase in the portfolio due to expanded relationships with clients in our footprint, growth in our institutional business, and success in our REIT platform.
As the commercial real estate market has continued to strengthen over the past 18 months, we are rebuilding our CRE portfolio with loans to high quality clients. For risk diversification, we have strict limits and exposure caps both on specific projects and on borrowers. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans.
Residential loans remained relatively flat during the first nine months of 2013 as nonguaranteed residential mortgages increased $717 million, or 3%, which was offset by a $725 million, or 17%, decrease in government-guaranteed residential mortgages. Nonguaranteed residential mortgages increased due to loan originations primarily to borrowers with strong credit characteristics (e.g., average FICO scores above 760) and were secured by residential properties with LTVs that averaged below 80%. The decrease in government-guaranteed loans was the result of payments and payoffs primarily driven by refinance activity.
Consumer loans increased $481 million, or 2%, during the first nine months of 2013, primarily driven by increases in government-guaranteed student loans of $132 million and other direct loans of $274 million. The increases were largely due to purchases of guaranteed student loans and new originations of other direct loans and installment loans.

Loans Held for Sale
During the first nine months of 2013, LHFS decreased $937 million compared to December 31, 2012 due to the decline in mortgage production as a result of the increased interest rate environment.

Asset Quality
Our asset quality continued to trend favorably during the first nine months of 2013, driven by continued improvement in asset quality metrics, resolution of existing NPAs, and lower inflows of NPLs. Further, positive trends in our residential portfolios have driven recent asset quality improvements as the improved economic conditions continue to drive lower residential delinquencies, lower loss severities, and higher prices upon disposition of foreclosed assets. This has resulted in reduced NPLs, lower early stage delinquencies, an improved risk profile, and movement in our loan portfolio towards longer-term balance sheet targets.
During the first nine months of 2013, NPLs decreased $510 million, or 33%, largely the result of a decline in residential mortgage NPLs. Partially driving the decline was the reclassification of approximately $235 million of loans previously discharged in Chapter 7 bankruptcy to accruing TDR status during the period as they exhibited a six month period of payment performance since being discharged. Our NPLs have decreased significantly since their peak in 2009, down by $4.5 billion, or 81%. At September 30, 2013, the percentage of NPLs to total loans was 0.83%, down 44 basis points from December 31, 2012. We anticipate NPLs will continue to decline in the fourth quarter of 2013.
Net charge-offs were $146 million and $551 million compared to $511 million and $1.3 billion during the third quarter and first nine months of 2013 and 2012, respectively. Net charge-offs decreased $365 million, or 71%, and $732 million, or 57%, during the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. Partially driving the decline in net charge-offs compared to 2012 was the $172 million of charge-offs in the third quarter of 2012 related to movement of nonperforming mortgage and CRE loans to LHFS in anticipation of sale of these loans. During the third quarter and first nine months of 2013, the net charge-off ratio fell to the lowest level in six years; 0.47% and 0.61%, respectively, compared to 1.64% and 1.39% during the same periods in 2012, respectively. We expect net charge-offs to remain relatively stable in the fourth quarter of 2013 compared to the third quarter.
Total early stage delinquencies decreased to 0.65%, the lowest level since June 2006, and a decline of 28 basis points from December 31, 2012. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.35% of total loans at September 30, 2013, from 0.48% at December 31, 2012. At September 30, 2013, all commercial, residential, and consumer loan classes showed improvement in early stage delinquencies compared to December 31, 2012. We expect future early stage delinquency ratio improvements to be driven by residential loans, as they are still somewhat elevated by historical standards. The overall economy, particularly changes in unemployment, will influence additional improvement.
Overall, we are pleased with our improved risk profile and positive trends of our asset quality. As we look forward, a recovering economy and strengthening housing market should continue to support our positive asset quality trends, with additional improvements influenced by the residential portfolio, as most of the commercial and consumer portfolios are already at or near normalized credit quality levels.

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

Summary of Credit Losses Experience						Table 8
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2013	2012	% Change [5]	2013	2012	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,172	$2,350	(8)%	$2,219	$2,505	(11)%
Provision for unfunded commitments	3	—	NM	5	2	NM
Provision for loan losses:
Commercial	77	127	(39)	183	214	(14)
Residential	(6)	300	NM	184	788	(77)
Consumer	21	23	(9)	81	63	29
Total provision for loan losses	92	450	(80)	448	1,065	(58)
Charge-offs:
Commercial loans	(52)	(126)	(59)	(176)	(346)	(49)
Residential loans	(109)	(425)	(74)	(430)	(1,001)	(57)
Consumer loans	(28)	(34)	(18)	(89)	(98)	(9)
Total charge-offs	(189)	(585)	(68)	(695)	(1,445)	(52)
Recoveries:
Commercial loans	13	55	(76)	48	111	(57)
Residential loans	21	10	NM	67	21	NM
Consumer loans	9	9	—	29	30	(3)
Total recoveries	43	74	(42)	144	162	(11)
Net charge-offs	(146)	(511)	(71)	(551)	(1,283)	(57)
Balance - end of period	$2,121	$2,289	(7)%	$2,121	$2,289	(7)%
Components:
ALLL	$2,071	$2,239	(8)%
Unfunded commitments reserve [1]	50	50	—
Allowance for credit losses	$2,121	$2,289	(7)%
Average loans	$122,672	$124,080	(1)%	$121,649	$123,332	(1)%
Period-end loans outstanding	124,340	121,817	2
Ratios:
ALLL to period-end loans [2,3]	1.67%	1.84%	(9)%
ALLL to NPLs [4]	201	130	55
ALLL to net charge-offs (annualized)	3.58x	1.10x	NM
Net charge-offs to average loans (annualized)	0.47%	1.64%	(71)%	0.61%	1.39%	(56)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $316 million and $390 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $9.0 billion and $10.6 billion, respectively, from period-end loans in the calculation results in ratios of 1.80% and 2.02%, respectively.
4 In calculating the ratio, $7 million and $14 million at September 30, 2013 and 2012, respectively, of NPLs carried at fair value were excluded.
5 NM - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Charge-offs
Net charge-offs decreased by $365 million, or 71%, during the third quarter of 2013 compared with the same period in 2012, driven by general improvement in credit quality in 2013, and the $172 million of net charge-offs in the third quarter of 2012 related to the sale of nonperforming mortgage and CRE loans. For the first nine months of 2013, net charge-offs decreased by $732 million, or 57%, compared to the first nine months of 2012, driven by the same factors as noted for the quarterly comparison. The decline in net charge-offs was particularly notable in our residential mortgage and home equity portfolios. The ratio of net charge-offs to average loans was 0.47% during the third quarter of 2013, a reduction of 117 basis points from the same period in 2012 and at the lowest level in six years. We expect net charge-offs to remain relatively stable in the fourth quarter of 2013 compared to the third quarter. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional policy information related to charge-offs.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the third quarter of 2013, the provision for loan losses decreased $358 million, or 80%, compared to the third quarter of 2012. For the first nine months of 2013, the provision for loan losses decreased $617 million, or 58%, compared to the same period in 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during the first nine months of 2013, partially due to the $172 million of net charge-offs and provision in the third quarter of 2012 related to nonperforming mortgage and CRE loan sales.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment						Table 9
	September 30, 2013			December 31, 2012
(Dollars in millions)	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans	ALLL	Segment ALLL as a % of total ALLL	Loan segment as a % of total loans
Commercial loans	$957	46%	49%	$902	41%	48%
Residential loans	952	46	35	1,131	52	36
Consumer loans	162	8	16	141	7	16
Total	$2,071	100%	100%	$2,174	100%	100%

The ALLL decreased by $103 million, or 5%, during the first nine months of 2013, driven by the improvements in credit conditions of the residential loan portfolio, partially offset by the effect of loan growth in the commercial  and consumer loan portfolios.  The appropriate ALLL level will continue to be determined by our detailed quarterly review process. We currently expect a small decrease in our ratio of ALLL to period-end loans as the impact of improving asset quality conditions are partially offset by anticipated loan growth.

At September 30, 2013, the ALLL to period-end loans ratio of 1.67% decreased 13 basis points from 1.80% at December 31, 2012. When excluding government-guaranteed loans, the ALLL to period-end loans decreased to 1.80% at September 30, 2013, compared to 1.95% at December 31, 2012. The ratio of the ALLL to total NPLs was 201% at September 30, 2013, compared to 142% at December 31, 2012. The increase in this ratio was primarily attributable to the $510 million decrease in NPLs driven in part by 2012 NPL sales, partially offset by the reduction in ALLL.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 10
(Dollars in millions)	September 30, 2013	December 31, 2012	% Change
Nonaccrual/NPLs
Commercial loans:
C&I	$216	$194	11%
CRE	42	66	(36)
Commercial construction	17	34	(50)
Total commercial NPLs	275	294	(6)
Residential loans:
Residential mortgages - nonguaranteed	464	775	(40)
Home equity products	209	341	(39)
Residential construction	79	112	(29)
Total residential NPLs	752	1,228	(39)
Consumer loans:
Other direct	4	6	(33)
Indirect	6	19	(68)
Total consumer NPLs	10	25	(60)
Total nonaccrual/NPLs	1,037	1,547	(33)
OREO[1]	196	264	(26)
Other repossessed assets	9	9	—
Nonperforming LHFS	59	37	59
Total NPAs	$1,301	$1,857	(30)%
Accruing loans past due 90 days or more	$1,163	$782	49%
Accruing LHFS past due 90 days or more	—	1	(100)
TDRs
Accruing restructured loans	$2,744	$2,501	10%
Nonaccruing restructured loans[2]	406	639	(36)
Ratios
NPLs to total loans	0.83%	1.27%	(35)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	1.04	1.52	(32)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $175 million and $140 million at September 30, 2013 and December 31, 2012, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.

NPAs decreased $556 million, or 30%, during first nine months of 2013. The decrease was primarily attributed to a $510 million, or 33%, decrease in NPLs. All loan classes declined except C&I, which increased $22 million, or 11%. Net charge-offs, foreclosures, and improved loan performance contributed to the decrease in NPLs. Specifically, the decrease in NPLs related primarily to reductions in residential mortgage NPLs of $311 million, or 40%, and home equity NPLs of $132 million, or 39%. The decrease in residential mortgage NPLs was primarily due to the return to accruing TDR status, of approximately $235 million of Chapter 7 bankruptcy loans, which were current for at least six months following discharge by the bankruptcy court. At September 30, 2013, our ratio of NPLs to total loans was 0.83%, down from 1.27% at December 31, 2012 as a result of the decline in NPLs and the increase in total loans. We expect NPLs to continue to trend down in the fourth quarter as housing markets and asset quality improves and loans move through the foreclosure process. The performance of the residential real estate portfolios will be a prime influence on NPL balance trends.

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
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2013 and December 31, 2012, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans decreased $19 million, or 6%, during the first nine months of 2013 with reductions in CRE NPLs of $24 million, or 36%, and $17 million, or 50%, in commercial construction NPLs. Partially offsetting the decrease in nonperforming commercial loans was an increase in C&I NPLs of $22 million, or 11%, which was driven by a limited number of specific loans.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $476 million, or 39%, during the first nine months of 2013. The reduction in nonguaranteed residential mortgage NPLs and home equity NPLs accounted for $311 million and $132 million, respectively, of this decrease, primarily as a result of certain Chapter 7 bankruptcy loans returning to accruing status, in addition to foreclosures, net charge-offs, and improved loan performance. Additionally, residential construction NPLs decreased $33 million, primarily as a result of net charge-offs.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $6 million and $8 million of interest income related to nonaccrual loans during third quarter of 2013 and 2012, respectively, and $27 million and $22 million for the first nine months of 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $16 million and $37 million during third quarter of 2013 and 2012, respectively, and $58 million and $123 million for first nine months of 2013 and 2012, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $68 million, or 26%, during the first nine months of 2013 as a result of net decreases of $50 million in residential construction related properties and $22 million in commercial properties, offset by an increase of $4 million in residential homes. During the first nine months of 2013 and 2012, sales of OREO resulted in proceeds of $269 million and $362 million, respectively, contributing to net gains on sales of OREO of $53 million and $18 million, respectively, inclusive of valuation reserves. We do not expect to see the continuance of net gains on sale at the current level given the elevated level of gains on sales during 2013. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for more information.
Geographically, most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential and commercial properties comprised 63% and 23%, respectively, of OREO at September 30, 2013; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 13, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At September 30, 2013 and December 31, 2012, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.2 billion and $783 million, respectively. Accruing LHFI past due ninety days or more increased by $381 million, or 49%, during the first nine months of 2013, primarily driven by guaranteed student loan delinquencies. Residential mortgages and student loans that are guaranteed by a federal agency comprised 95% and 92%, respectively, of loans 90 days or more past due and still accruing at September 30, 2013 and December 31, 2012, respectively. As of the same dates, $55 million and $60 million, respectively, of accruing loans past due ninety days or more were not guaranteed.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status as the modified rates and terms at the time of modification were typically more favorable than those generally available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At September 30, 2013 and December 31, 2012, specific reserves included in the ALLL for residential TDRs were $352 million and $348 million, respectively. See Note 4, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

Representatives of the United States Attorneys' Office for the Western District of Virginia (USAO) and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively the “Government”) have advised STM of the status of their ongoing investigation of STM's administration of HAMP. The Government's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by making misrepresentations and failing to properly process applications for modifications of certain mortgages owned by the GSEs pursuant to the HAMP guidelines. The Government continues to advise STM that it has made no determinations about how it will proceed in this matter, and STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations. See additional discussion in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $40 million and $24 million at September 30, 2013 and December 31, 2012, respectively.

Selected Residential TDR Data						Table 11
	September 30, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$642	$80	$722	$25	$42	$67
Term extension	16	6	22	1	5	6
Rate reduction and term extension	1,492	134	1,626	23	142	165
Other [2]	178	13	191	16	59	75
Total	$2,328	$233	$2,561	$65	$248	$313

	December 31, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$470	$37	$507	$36	$45	$81
Term extension	16	4	20	3	7	10
Rate reduction and term extension	1,562	172	1,734	78	209	287
Other [2]	7	2	9	172	39	211
Total	$2,055	$215	$2,270	$289	$300	$589
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At September 30, 2013, our total TDR portfolio was $3.2 billion and was composed of $2.9 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $164 million, or 5%, of commercial loans (predominantly income-producing properties), and $112 million, or 4%, of consumer loans.
Total TDRs increased $10 million from December 31, 2012. Accruing TDRs were up $243 million, or 10%, offset by a decrease in nonaccruing TDRs of $233 million, or 36%. The increase in accruing TDRs was primarily due to the return of approximately $235 million of Chapter 7 bankruptcy loans to accruing TDR status from nonaccruing TDR.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $31 million and $28 million during the third quarters of 2013 and 2012, and $87 million and $85 million for the first nine months of 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $40 million and $38 million during the third quarters of 2013 and 2012, and $116 million and $115 million for the first nine months of 2013 and 2012, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, see Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities		Table 12
(Dollars in millions)	September 30, 2013	December 31, 2012
Trading Assets:
U.S. Treasury securities	$199	$111
Federal agency securities	647	462
U.S. states and political subdivisions	52	34
MBS - agency	332	432
CDO/CLO securities	65	55
ABS	6	36
Corporate and other debt securities	601	567
CP	71	28
Equity securities	104	100
Derivatives [1]	1,471	1,905
Trading loans [2]	2,183	2,319
Total trading assets	$5,731	$6,049
Trading Liabilities:
U.S. Treasury securities	$584	$582
MBS - agency	1	—
Corporate and other debt securities	230	173
Equity securities	5	9
Derivatives [1]	444	397
Total trading liabilities	$1,264	$1,161
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Trading Assets and Liabilities
Trading assets decreased $318 million, or 5%, since December 31, 2012, as a result of normal changes in the trading portfolio product mix, primarily due to decreases in derivatives, trading loans, and agency MBS, partially offset by increases in U.S. Treasury and federal agency securities. Net derivatives recognized in trading assets decreased $434 million, offset by the impact of a $213 million decrease in cash collateral.
Trading liabilities increased compared to December 31, 2012, due to increases in corporate and other debt securities and derivatives as a result of normal business activity. Net derivatives recognized in trading liabilities increased $47 million, including the impact of a $325 million decrease in cash collateral.
See Note 11, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 13
	September 30, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$792	$7	$28	$771
Federal agency securities	2,167	53	49	2,171
U.S. states and political subdivisions	239	8	2	245
MBS - agency	18,223	449	314	18,358
MBS - private	167	1	2	166
ABS	95	2	1	96
Corporate and other debt securities	40	3	—	43
Other equity securities[1]	775	1	—	776
Total securities AFS	$22,498	$524	$396	$22,626
1At September 30, 2013, other equity securities included the following: $266 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $107 million in mutual fund investments, and $1 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the nine months ended September 30, 2013 reflect our efforts to maintain a high quality portfolio while managing our interest rate and liquidity risk profile. The increase of $0.7 billion at September 30, 2013 compared to December 31, 2012, was primarily due to increased holdings of U.S. Treasury securities, government agency securities, and agency MBS,as a result of normal portfolio activity. During the nine months, our holdings in ABS, municipal securities, and private MBS were lower due to maturities and cash flow run-off.
During the nine months ended September 30, 2013, we recorded $2 million in net realized gains from the sale of securities AFS, compared to net realized gains of $2.0 billion during the nine months ended September 30, 2012, including $1 million and $7 million in OTTI, respectively. The $2.0 billion in gains recorded during 2012 included $1.9 billion net securities gains from the sales of the Coke common stock as a result of the early termination of the Agreements. Compared to year end, the decrease in net unrealized gains at September 30, 2013 was driven by an increase in market interest rates primarily during the second quarter. For additional information on composition and valuation assumptions related to securities AFS, see Note 3, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the third quarter of 2013, the average yield on a FTE basis for the securities AFS portfolio was 2.52%, compared with 2.78% for the third quarter of 2012. For the nine months ended September 30, 2013, the average yield on a FTE basis for the securities AFS portfolio was 2.53%, compared with 3.05% for the nine months ended September 30, 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock on a year to date basis, drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 4.1 years at September 30, 2013, compared to 2.2 years at December 31, 2012. The increase in the effective duration is the result of slower agency MBS prepayment assumptions associated with higher mortgage rates during the nine months ended September 30, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.1 years suggests an expected price change of 4.1% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at September 30, 2013, and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

BORROWINGS

Short-Term Borrowings								Table 14
	September 30, 2013		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$934	0.06%	$505	0.09%	$934	$625	0.10%	$1,000
Securities sold under agreements to repurchase [1]	1,574	0.12	1,885	0.13	1,879	1,824	0.15	1,879
FHLB advances	2,450	0.25	3,282	0.25	3,950	2,972	0.26	3,950
Other short-term borrowings [2]	2,029	0.28	1,940	0.32	2,029	1,822	0.26	2,029

	September 30, 2012		Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$680	0.09%	$701	0.11%	$821	$793	0.11%	$908
Securities sold under agreements to repurchase [1]	1,630	0.18	1,461	0.18	1,630	1,580	0.17	1,781
FHLB advances	4,500	0.31	4,886	0.30	5,000	5,832	0.23	9,000
Other short-term borrowings [2]	2,011	0.33	1,778	0.31	2,011	1,757	0.34	2,011
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.
2 Other short-term borrowings include master notes, dealer collateral, and other short-term borrowed funds.
Short-Term Borrowings
Our period-end short-term borrowings decreased $1.8 billion, or 21%, from September 30, 2012, predominantly due to a $2.1 billion decrease in FHLB advances as a result of our decision to utilize a portion of loan sale proceeds during 2012 to reduce short-term borrowings. This decline was partially offset by an increase of $254 million in funds purchased during the same period.
Daily average short-term borrowings decreased $1.2 billion, or 14%, compared to the third quarter of 2012. The decrease was primarily attributable to decreases in daily average balances for FHLB advances of $1.6 billion and funds purchased of $196 million, partially offset by increases in daily average balances of $424 million and $104 million in securities sold under agreements to repurchase and dealer collateral, respectively. For the nine months ended September 30, 2013, our daily average short-term borrowings decreased $2.7 billion, or 27%, compared to the nine months ended September 30, 2012, primarily due to a decrease in daily average balance for FHLB advances of $2.9 billion and a decline in the daily average balance for funds purchased of $168 million, offset by increases in daily average balances for securities sold under agreements to repurchase and dealer collateral of $244 million and $50 million, respectively. These changes were due to ordinary balance sheet management practices, as well as the payoff and maturity of certain FHLB advances during 2013 and the second half of 2012.
For the three and nine months ended September 30, 2013, our maximum monthly outstanding balances and daily average balances for FHLB advances were higher than our period-end balance as a result of normal borrowing fluctuations due to ordinary balance sheet management practices, as well as the aforementioned maturity of certain FHLB advances during the third quarter of 2013. For the three and nine months ended September 30, 2013, our daily average balances for funds purchased were lower than our period-end balance as a result of increased borrowing towards the end of the third quarter of 2013.

For the nine months ended September 30, 2012, our maximum monthly outstanding balance for FHLB advances was higher than our period-end balance as a result of higher FHLB borrowings at certain points during the nine months ended September 30, 2012, due to ordinary balance sheet management practices and the aforementioned payoff and maturity of certain FHLB advances during the period.
Long-Term Debt

During the nine months ended September 30, 2013, our long-term debt increased $628 million. The increase was primarily due to the issuance of $600 million of 10-year senior notes under our Global Bank Note program during the second quarter of 2013. The senior notes pay a fixed annual coupon rate of 2.75% and will mature on May 1, 2023. We may call the notes at par beginning on April 1, 2023. Additionally, in October 2013, we issued $750 million of 5-year senior notes that pay a fixed annual coupon rate of 2.35% and will mature on November 1, 2018. We may call the notes beginning on October 1, 2018. There have been no other material changes in our long-term debt, as described in our 2012 Annual Report on Form 10-K, since December 31, 2012.

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
The concept of Tier 1 common equity, the portion of Tier 1 capital that is considered common equity, was first introduced in the 2009 SCAP. Our primary regulator, rather than U.S. GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may differ from those of other financial services companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital.
On October 11, 2013 the Federal Reserve published final rules in the Federal Register related to required minimum capital ratios that become effective for us on January 1, 2015. See further discussion below under "Basel III."
Effective January 1, 2013, the new Risk-Based Capital Guidelines: Market Risk Rule (the "Market Risk Rule") promulgated by the Federal Reserve and other U.S. regulators became effective. The application of the Market Risk Rule required changes to the computation of RWA associated with assets held in our trading account and expanded the calculation to include a stressed VAR measure among other things. See the "Market Risk from Trading Activities" section of this MD&A for additional discussion.

Regulatory Capital Ratios		Table 15

(Dollars in millions)	September 30, 2013	December 31, 2012
Tier 1 capital	$15,736	$14,975
Total capital	18,707	18,131
RWA	143,486	134,524
Average total assets for leverage ratio	166,330	168,053
Tier 1 common equity:
Tier 1 capital	$15,736	$14,975
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Allowable minority interest	116	114
Tier 1 common equity	$14,268	$13,509
Risk-based ratios:
Tier 1 common equity[1]	9.94%	10.04%
Tier 1 capital	10.97	11.13
Total capital	13.04	13.48
Tier 1 leverage ratio	9.46	8.91
Total shareholders’ equity to assets	12.27	12.10
1 At September 30, 2013 our Basel III common equity Tier 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.7%. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At September 30, 2013, our capital ratios are well above current regulatory requirements. The decline in our capital ratios from December 31, 2012 was due to an increase in our RWA primarily as a result of loan growth, the aforementioned change in the Market Risk Rule, as well as, a refinement in the risk weighting, during the third quarter of 2013, for certain unused lending commitments that provide clients' access to standby letters of credit. The treatment of these particular unused lending commitments is not applicable under the Basel III capital calculation rules and, as a result, had no impact on our current quarter estimated Basel III common equity Tier 1 ratio.
During the nine months ended September 30, 2013, we declared and paid common dividends totaling $134 million, or $0.25 per common share, compared with $81 million, or $0.15 per common share during the nine months ended September 30, 2012. Additionally, we declared and paid preferred dividends during the nine months ended September 30, 2013 and 2012 of $28 million and $8 million, respectively.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At September 30, 2013 and December 31, 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.3 billion and $1.8 billion, respectively.
During the first quarter of 2013, we submitted our capital plan for review by the Federal Reserve in conjunction with the 2013 CCAR process. Upon completion of the Federal Reserve's review, they did not object to our planned capital actions. As such, we maintained dividend payments on our preferred stock during the first nine months of 2013, increased our quarterly common stock dividend from $0.05 to $0.10 in the second quarter and maintained that rate through the third quarter of 2013, and repurchased a total of $100 million, or approximately 3.1 million shares of our outstanding common stock, during the second and third quarters of 2013. Pursuant to our capital plan, we plan to repurchase an additional $100 million of our outstanding common stock by the end of the first quarter of 2014.

Basel III
The Dodd−Frank Act will impact the composition of our capital elements in at least two ways over the next several years. First, the Dodd−Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which require greater capital levels than presently required and which vary among financial institutions based on size, risk, complexity, and other factors. As expected, the Federal Reserve used this authority in its new capital rules published on October 11, 2013, seeking to implement the Basel III capital requirements. Second, a portion of the Dodd−Frank Act, sometimes referred to as the Collins Amendment, directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions, such as SunTrust Bank.

On October 11, 2013, the Federal Reserve published final rules addressing implementation of the Basel III capital requirements, which require banking organizations such as SunTrust to begin compliance on January 1, 2015 with the revised minimum regulatory capital ratios and begin the transition period for the revised definitions of regulatory capital and the revised regulatory capital adjustments and deductions, as well as begin compliance with the standardized approach for determining RWA.
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
Under the final rules, the minimum capital requirements remain unchanged from the rules proposed by the Federal Reserve in 2012, with thresholds for Common Equity Tier 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and U.S. Leverage ratio of 4%. The capital conservation buffer of 2.5% of RWA also remains applicable. As of September 30, 2013, we believe each of our regulatory capital ratios exceeds their respective "adequately capitalized" minimums under the final rules, as well as the 2.5% capital conservation buffer, when measured on a fully-phased-in basis.

Furthermore, the final Basel III capital rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, over a 2-year period beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will qualify for Tier 2 capital treatment. Accordingly, we anticipate that, by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital. We anticipate the impact of this to result in an approximately 40 basis point reduction in our Tier 1 capital ratio. We do not expect any impact to our total capital ratio as a result of the transition to Tier 2 capital.

DFAST Stress Testing
As a component of our overall stress testing process, and as required by the Dodd-Frank Act, SunTrust and certain other banks are required to conduct semi-annual stress tests pursuant to the DFAST Final Rule. During the third quarter of 2013, we disclosed the results of our semi-annual DFAST process for 2013, which was submitted to the Federal Reserve in July 2013. The results of our semi-annual DFAST process indicate that we will have the financial resources at our disposal to successfully navigate a hypothetical severe and protracted economic downturn and will maintain capital levels that exceed regulatory minimums throughout the course of the hypothetical scenario. The detailed results of our semi-annual DFAST process are available on our website at www.suntrust.com.

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
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2013.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive at September 30, 2013.
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

		Table 16

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	September 30, 2013	December 31, 2012
Rate Change
+200	1.7%	4.8%
+100	1.0%	2.5%
-25	(0.8)%	(0.8)%
1Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in asset sensitivity from December 31, 2012 is predominantly due to slower assumed prepayments on mortgage-related products due to higher long-term rates and balance sheet mix changes. Net interest income increases due to higher rates are less than those estimated at December 31, 2012, due to a decline in floating rate assets relative to liabilities which would reprice to higher yields over the next year if rates did in fact increase.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At September 30, 2013, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 17

	Estimated % Change in MVE
(Basis points)	September 30, 2013	December 31, 2012
Rate Change
+200	(6.2)%	(2.4)%
+100	(2.7)%	(0.1)%
-25	0.4%	(0.3)%

The increase in MVE sensitivity from December 31, 2012 is primarily due to a slight increase in asset durations due to higher long-term interest rates.

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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange risk, credit spread risk, and commodity risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Other tools used to actively manage trading risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
In addition to VAR, in accordance with the new Market Risk Rule, which was effective January 1, 2013, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio.

The following table presents VAR, Stressed VAR, and net trading assets for the three and nine months ended September 30, as well as VAR by Risk Factor at September 30, 2013:

Value at Risk Profile				Table 18

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
VAR (1-day holding period)
Ending	$3	$4	$3	$4
High	5	4	8	5
Low	3	3	3	3
Average	5	4	5	4

Stressed VAR (10-day holding period) [1]
Ending	$30	N/A	$30	N/A
High	33	N/A	92	N/A
Low	18	N/A	12	N/A
Average	24	N/A	28	N/A

Net Trading Assets (Dollars in billions)
Ending balance	$4.5	$4.9	$4.5	$4.9
Average balance	4.6	4.6	4.8	4.6

(Dollars in millions)	September 30, 2013
VAR by Risk Factor (1-day holding period) [1]
Commodity price risk	$—
Equity price risk	3
Foreign exchange risk	—
Interest rate risk	1
Credit spread risk	3
VAR (1-day diversified) total	3
1 "N/A" - The calculation of Stressed VAR and VAR by Risk Factor under the new Market Risk Rule was not applicable in prior periods.

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Equity Derivatives, Fixed Income Securities, Interest Rate Derivatives, and Credit Trading. There were no material changes in composition of the trading portfolio during the first nine months of 2013. While VAR and Stressed VAR were higher during the nine months ended September 30, 2013, driven by increased volume in our equity derivatives business, exposure to equity price risk factors were subsequently reduced resulting in a lower risk profile at September 30, 2013. The trading portfolio did not contain any correlation trading positions or on or off balance sheet securitization positions during the first nine months of 2013.

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

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below, for the first nine months of 2013, there were no instances where trading losses exceeded firmwide VAR.
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

Model risk management: Our model risk management approach for validating and evaluating the accuracy of internal and vended models and associated processes includes developmental and implementation testing and on-going monitoring and maintenance performed by the various model owners. Our MRMG regularly performs independent model validations for the VAR and stressed VAR models. The validations include evaluation of all model-owner authored documentation and model-owner developed monitoring and maintenance plans and reports. In addition, the MRMG performs its own testing. Due to ongoing developments in financial markets, evolution in modeling approaches, and for purposes of model enhancement, we assess all VAR models regularly through the monitoring and maintenance process.

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

Trading portfolio capital adequacy: We assess capital adequacy on a regular basis, based on estimates of our risk profile and capital positions under baseline and stressed scenarios. Scenarios consider material risks, including credit risk, market risk, and operational risk. Our assessment of capital adequacy arising from market risk also includes a review of risk arising from material portfolios of covered positions. See “Capital Resources” in this MD&A for additional discussion of capital adequacy.

Liquidity Risk Management

Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We mitigate this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund projected and potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt, and capital. We primarily monitor and manage liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments.

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities (unencumbered, high-quality, liquid assets) in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the strong majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. At September 30, 2013, the Bank’s AFS investment portfolio contained $11.4 billion of unencumbered and liquid securities at book value, of which approximately 95% consisted of agency MBS, agency debt, and U.S. Treasury securities.

We manage the Parent Company to maintain most of its liquid assets in cash and securities that it could quickly convert to cash. Unlike the Bank, it is not typical for the Parent Company to maintain a material investment portfolio of publicly traded securities. We manage the Parent Company cash balance to provide sufficient liquidity to fund all forecasted obligations (primarily debt and capital service) for an extended period of months in accordance with our risk limits.

We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; the capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve Discount Window. The following table presents period end and average balances from these four sources as of and for the nine months ended September 30, 2013 and 2012. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 19
	September 30, 2013		September 30, 2012
(Dollars in billions)	As of	Average for the Nine Months Ended ¹	As of	Average for the Nine Months Ended ¹
Excess reserves	$—	$1.2	$1.8	$1.8
Free and liquid investment portfolio securities	11.4	12.0	11.4	13.5
FHLB borrowing capacity	13.2	13.3	12.1	11.3
Discount Window borrowing capacity	19.9	19.1	17.7	17.0
Total	$44.5	$45.6	$43.0	$43.6
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At September 30, 2013, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

Contingent uses of funds may arise from a variety of adverse events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At September 30, 2013, S&P maintained a "Positive" outlook while Moody’s and DBRS maintained a “Stable” outlook on our credit ratings. On October 8, 2013, Fitch upgraded its outlook on our credit ratings from "Stable" to "Positive," citing our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 20
September 30, 2013
	Moody’s	S&P	Fitch	DBRS
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	Baa1	BBB	BBB+	A (low)
SunTrust Bank
Short-term	P-2	A-2	F2	R-1 (low)
Senior long-term	A3	BBB+	BBB+	A
Outlook	Stable	Positive	Stable [1]	Stable
1 Upgraded from "Stable" to "Positive" on October 8, 2013.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network are our largest and most cost-effective source of funding. Core deposits decreased to $126.9 billion at September 30, 2013, from $130.2 billion at December 31, 2012, driven primarily by seasonal factors. The expiration of the FDIC's temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts on December 31, 2012 had an immaterial impact on our deposit balances.

We also maintain access to a diversified collection of both secured and unsecured wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased modestly to $16.4 billion at September 30, 2013 from $15.3 billion at December 31, 2012. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, increased modestly from $4.5 billion at December 31, 2012 to $4.9 billion at September 30, 2013.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $4.4 billion of issuance capacity remained available at September 30, 2013. During the first nine months of 2013, we issued several small structured notes for the Parent Company in the aggregate amount of $139 million. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In April 2013, the Bank issued $600 million of 10-year senior notes that will pay a fixed annual coupon rate of 2.75%. We may call the notes at par beginning on April 1, 2023, one month prior to the notes' stated maturity date. At September 30, 2013, the Bank retained $37.0 billion of remaining capacity to issue notes under the program.

Our issuance capacity under these Bank and Parent Company programs refers to authorization granted by our Board, which is formal program capacity and not a commitment to purchase by any investor. Debt and equity securities issued under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities depends upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Therefore, our ability to access these markets in the future could be impaired for either systemic or idiosyncratic reasons. As mentioned above, we maintain contingency funding scenarios to anticipate and manage the likely impact of impaired capital markets access and other adverse liquidity circumstances.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At September 30, 2013, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. Our Board Risk Committee regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. There is no material Parent Company debt scheduled to mature in 2013 or 2014. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. We may repurchase common stock subject to an annual capital plan submitted to the Federal Reserve in the CCAR process. Since the Federal Reserve did not object to our capital plan submitted in January 2013, during the first quarter we announced that our Board had authorized us to repurchase up to $200 million of our common stock between the second quarter of 2013 and first quarter of 2014. Pursuant to that plan, we repurchased a combined $100 million of our outstanding common stock during the second and third quarters. We used existing cash balances at the Parent Company to fund these repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A and in Part II, "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Recent Developments. In October 2013, the Parent Company issued $750 million of 5-year senior notes that pay a fixed annual coupon rate of 2.35% and will mature on November 1, 2018. We may call the notes beginning on October 1, 2018. The issuance of these senior notes reduced our remaining Board-authorized issuance capacity, noted above, under the Parent Company's aforementioned SEC shelf registration to $3.6 billion.

Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective. For example, on October 24, 2013, the Federal Reserve published proposed rules to implement the LCR for U.S. banks. The LCR would require banks to hold unencumbered, high-quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. The LCR is subject to an observation period that began in 2011, but is proposed to be phased-in as a requirement beginning January 1, 2015. While the potential impact of this and other regulatory proposals cannot be fully quantified at present, we believe that our strong core banking franchise and prudent liquidity management practices will position us well to comply with the new standards as they become effective.

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

Other Liquidity Considerations. At September 30, 2013, our liability for UTBs was $338 million and the liability for interest related to these UTBs was $20 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years. See additional discussion in the "Provision for Income Taxes" section of this MD&A and Note 9, "Income Taxes," to the Consolidated Financial Statements in this Form 10-Q.

As presented below, we had an aggregate potential obligation of $62.1 billion to our clients in unused lines of credit at September 30, 2013. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.6 billion in letters of credit at September 30, 2013, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.6 billion of these letters supported variable rate demand obligations at September 30, 2013. Unused commercial lines of credit have increased since year end as we continued to provide credit availability to our clients while mortgage commitments have decreased significantly due to a decline in IRLC contracts as a result of the rising interest rates during the year.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	September 30, 2013	December 31, 2012
Unused lines of credit:
Commercial	$40,658	$36,902
Mortgage commitments[1]	3,945	9,152
Home equity lines	11,207	11,739
CRE	1,938	1,684
Credit card	4,392	4,075
Total unused lines of credit	$62,140	$63,552
Letters of credit:
Financial standby	$3,496	$3,993
Performance standby	50	49
Commercial	30	56
Total letters of credit	$3,576	$4,098
1 Includes IRLC contracts with notional balances of $2.2 billion and $6.8 billion as of September 30, 2013 and December 31, 2012, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2012 Annual Report on Form 10-K.
MSRs, which are carried at fair value, totaled $1.2 billion and $899 million at September 30, 2013 and December 31, 2012, respectively, are managed within established risk limits, and are monitored as part of various governance processes. We recognized a decrease of $50 million and an increase of $48 million in the fair value of our MSRs for the three and nine months ended September 30, 2013, respectively, and decreases of $116 million and $330 million in the fair value of our MSRs for the three and nine months ended September 30, 2012. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $75 million and $190 million of net losses related to MSRs during the three and nine months ended September 30, 2013, respectively, and $19 million and $36 million of net losses during the three and nine months ended September 30, 2012, respectively, inclusive of decay and related hedges. The increase in net losses related to MSRs during 2013 compared to 2012 was driven by a decline in net hedge performance as a result of the increase in market interest rate volatility, as well as an increase in the decay as a result of elevated refinance activity. We expect the decay to decline as the level of refinance activity tapers due to the increase in mortgage rates during 2013. We originated MSRs with fair values at the time of origination of $99 million and $302 million for the three and nine months ended September 30, 2013, respectively, and $83 million and $244 million for the three and nine months ended September 30, 2012.
We continue to monitor our holdings of foreign debt, securities, and commitments to lend to foreign countries and corporations, both funded and unfunded. Specifically, the risk is higher for exposure to countries that are experiencing significant economic, fiscal, and/or political strains. We have identified five countries in Europe that we believe are experiencing strains such that the likelihood of default is higher than would be anticipated if current economic, fiscal, and political strains were not present. The countries we identified were Greece, Ireland, Italy, Portugal, and Spain, and were chosen based on the economic situation experienced in these countries during 2011 and 2012 and continuing to exist at September 30, 2013. At September 30, 2013, we had no outstanding exposure to sovereign debt of these countries. However, at September 30, 2013, we had direct exposure to corporations and individuals in these countries of $160 million comprised of securities held, unfunded commitments to lend, and a nominal amount of funded loans. Indirect exposure to these countries was $36 million at September 30, 2013 and consists entirely of double default risk exposure. The majority of the exposure is the notional amount of letters of credit issued on behalf of a bank syndicate under the terms of a syndicated corporate loan agreement. Overall, gross exposure to these countries is less than 1% of our total assets at September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At September 30, 2013, time deposits were $13.5 billion, a decrease of $1.4 billion, or 10%, from December 31, 2012, due to the maturity of a large population of higher-cost CDs. Additionally, purchase obligations were $390 million, a decline of 50% from December 31, 2012, due to the reassessment of a termination clause of one supplier's agreement, which resulted in an adjustment in purchase obligations. Except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2012 Annual Report on Form 10−K.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$167	$63	$436	$268
Wholesale Banking	194	128	635	424
Mortgage Banking	(405)	(384)	(501)	(630)
Corporate Other	256	1,247	404	1,430

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$40,484	$42,190	$83,911	$83,340
Wholesale Banking	54,230	51,369	39,515	38,139
Mortgage Banking	27,921	30,467	3,247	3,938
Corporate Other	37	54	(55)	(64)

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2013	2012
Consumer Banking and Private Wealth Management	$40,316	$42,180	$84,157	$84,002
Wholesale Banking	53,458	50,424	39,318	38,131
Mortgage Banking	27,830	30,690	3,501	3,571
Corporate Other	45	38	(29)	(12)

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Nine Months Ended September 30, 2013 vs. 2012

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $436 million for the nine months ended September 30, 2013, an increase of $168 million, or 63%, compared to the same period in 2012. The increase in net income was driven by continued credit quality improvement resulting in a lower provision for credit losses and lower noninterest expense, which more than offset a decline in revenue.

Net interest income was $2.0 billion, a decrease of $107 million, or 5%, compared to the same period in 2012. The decrease was driven by lower average loan balances and lower deposit spreads. Net interest income related to loans decreased $41 million, or 5%. Of this decrease, $35 million is attributable to a $1.9 billion, or 4%, decline in average loan balances, while the remaining decline is associated with a two basis point decrease in loan spreads and fewer days in the reporting period. The decline in average loans was driven by the $2.0 billion student loan sale executed in the fourth quarter of 2012 and home equity line paydowns. These declines were partially offset by increases in various consumer loan categories as a result of higher consumer loan production. Net interest income related to deposits decreased $83 million, or 6%, compared to the same period in 2012, as deposit spreads decreased 13 basis points. Average deposit balances were essentially flat, however, favorable deposit mix trends continued as lower cost average deposit balances increased, offsetting a $2.6 billion, or 17%, decline in average time deposits.

Provision for credit losses was $286 million, a decrease of $178 million, or 38%, compared to the same period in 2012. The decrease was driven by net charge-off declines of $146 million in home equity lines and $24 million in consumer mortgage loans. Net charge-offs in 2012 included $43 million related to a change in policy which accelerated the timeframe for charging-off junior lien loans.

Total noninterest income was $1.1 billion, a decrease of $8 million, or 1%, compared to the same period in 2012. The decrease was largely driven by the reclassification of certain card rewards costs to offset related revenue and declines in fees on service charges on deposit accounts. These declines were partially offset by increases in wealth management revenue.

Total noninterest expense was $2.1 billion, a decrease of $203 million, or 9%, compared to the same period in 2012. The decrease was driven by reductions in staff expense, other operating expenses, and overhead costs. Client utilization of self-service channels has provided opportunities to change staffing models in the retail branch network driving the declines in staff and structural expenses.

Wholesale Banking
Wholesale Banking reported net income of $635 million for the nine months ended September 30, 2013, an increase of $211 million, or 50%, compared to the same period in 2012. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense combined with an increase in net interest income, partially offset by a decrease in noninterest income.
Net interest income was $1.3 billion, a $57 million, or 5%, increase compared to prior year, driven by higher loan and deposit balances. Net interest income related to loans increased, as average loan balances increased $3.0 billion, or 6%, driven by increases in commercial, tax-exempt, and floor plan loans, partially offset by decreases in average CRE loans. Net interest income related to deposits increased, driven by an increase in average deposit balances of $1.2 billion, or 3%, compared to prior year. Favorable trends in deposit mix continued as lower cost demand deposits increased $573 million, or 3%, average interest-bearing transaction accounts and money market accounts increased $794 million, or 5%, and time deposits decreased $183 million, or 16%.
Provision for credit losses was $67 million, a decrease of $150 million, or 69%, from the prior year. The decrease was driven by decreases in CRE, commercial, and residential mortgage loan net charge-offs.
Total noninterest income was $934 million, a decrease of $86 million, or 8%, from the prior year, driven by lower trading revenue and the impairment of certain lease financing assets, partially offset by higher capital markets revenue and modest gains related to the disposition of affordable housing partnership assets held for sale.

Total noninterest expense was $1.2 billion, a decrease of $205 million, or 14%, compared to the prior year. Noninterest expense reflected continued declines in other real estate related expense, partially offset by higher operating losses and staff expense. Additionally, the prior year included a $96 million impairment charge related to the housing partnership asset dispositions.

Mortgage Banking
Mortgage Banking reported a net loss of $501 million for the nine months ended September 30, 2013, an improvement of $129 million, or 20%, compared to a net loss of $630 million for the same period in 2012. The improvement was driven by lower provision for credit losses and higher revenue primarily due to a lower provision for mortgage repurchases. These improvements were partially offset by an increase in noninterest expense primarily attributable to the resolution of legacy mortgage matters.

Net interest income was $409 million, an increase of $22 million, or 6%, predominantly due to higher net interest income on loans, partially offset by lower deposit income. Net interest income on loans increased $28 million, or 11%, due to improved spreads on nonaccrual and restructured loans, partially offset by lower income on residential mortgages driven by a decrease in average balances. Net interest income on deposits decreased $7 million due to a $70 million decrease, or 2%, in total average deposits coupled with lower deposit spreads.

Provision for credit losses was $197 million, a decline of $405 million, or 67%, compared to the same period in 2012. The improvement was driven by a decline in net charge-offs, predominantly attributable to the $171 million in net charge-offs related to the transfer to LHFS of nonperforming residential mortgage loans included in the second and third quarters of 2012.

Total noninterest income was $328 million, an increase of $67 million, or 26%, compared to the same period in 2012. The increase was predominantly driven by a decline in the mortgage repurchase provision, partially offset by a decline in core mortgage production income and lower mortgage servicing income. Mortgage production income increased $183 million due to a $599 million decline in mortgage repurchase provision and higher loan production, partially offset by lower gain on sale margins. Mortgage repurchase provision included a $371 million charge in the third quarter of 2012 to reserve for pre-2009 currently delinquent mortgage loans sold to the GSEs, while an additional $63 million was recorded in reserves in the third quarter of 2013 to settle certain repurchase claims with the GSEs. Loan originations were $25.9 billion for the nine months ended September 30, 2013, compared to $24.1 billion for the prior year, an increase of $1.8 billion, or 8%. Mortgage servicing income was $50 million for nine months ended September 30, 2013, a decrease of $162 million, or 77%, driven by less favorable net hedge performance, higher decay, and lower servicing fees due to a decline in the servicing portfolio. Total loans serviced were $139.7 billion at September 30, 2013 compared with $149.7 billion at September 30, 2012, down 7%.

Total noninterest expense was $1.2 billion, an increase of $202 million, or 19%, compared to the same period in 2012. Operating losses and collection services increased $264 million due to the $291 million charge to settle specific mortgage-related legal matters and a $96 million charge related to the increase in our allowance for servicing advances recorded in the third quarter of 2013, partially offset by elevated losses recognized in the same period in 2012. These incremental expenses were partially offset by declines in consulting expense of $61 million, predominantly due to lower costs associated with the Federal Reserve Consent Order, other real estate of $13 million, other expense of $12 million, and credit services expense of $11 million. Additionally, total allocated functional support costs increased $34 million.

Corporate Other
Corporate Other net income for the nine months ended September 30, 2013 was $404 million, a decrease of $1.0 billion, or 72%, compared to the same period in 2012. The decrease was primarily due to the securities gains derived from the sale of our Coke stock in the third quarter of 2012 and lower net interest income as a result of maturing commercial loan related-swap income.

Net interest income was $233 million, a decrease of $71 million, or 23%, compared to the same period in 2012. The decrease was driven by lower income from aforementioned interest swaps and a $31 million decrease in foregone dividend income resulting from the sale of the Coke stock in the third quarter of 2012. These declines were partially offset by a decrease in funding cost. Total average assets decreased $2.7 billion, or 9%, primarily driven by a reduction in the securities AFS portfolio due to the aforementioned sale of the Coke stock. Average long-term debt decreased $2.5 billion, or 23%, and average short-term borrowings decreased $2.1 billion, or 37%, compared to 2012. The decline in average long-term debt was primarily due to the repayment of senior and subordinated debt, while the decline in average short-term debt was the result of the repayment of FHLB borrowings.

Total noninterest income was $41 million, a decrease of $1.9 billion, or 98%, compared to the same period in 2012, predominantly due to a $1.9 billion net gain on sale of our Coke stock in the third quarter of 2012. This decrease was partially offset by a $49 million decline in mark-to-market valuation losses on our public debt and index-linked CDs carried at fair value.

Total noninterest expense was a contra expense of $41 million compared to an expense of $61 million in the same period in 2012. The increase in net contra expense is mainly due to a higher recovery of internal cost allocations in addition to declines in severance costs, incentive compensation due to corporate profitability, operating losses, and debt extinguishment charges related to redemption of higher cost trust preferred securities in the second quarter of 2012. Additionally 2012 expenses also included a $38 million charitable contribution of Coke stock to the SunTrust Foundation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Enterprise Risk Management” in the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's management conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2013. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the third quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We intend to begin implementing the new "Internal Control - Integrated Framework," issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, in 2014 prior to its compliance deadline of December 2014.

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

The risks described in this report and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, "Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, which could materially affect the Company's business, financial condition, or future results.

Below we add the following risk factor:

We face risks related to recent mortgage settlements.
On October 10, 2013, we announced that we reached agreements in principle with the United States Department of Housing and Urban Development and the United States Department of Justice (collectively, the “Government”) to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012 and (ii) certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement. Pursuant to the combined agreements in principle, we have committed to provide $500 million of consumer relief, a $468 million cash payment, and to implement certain mortgage servicing standards.

We face several risks from these settlements. If we are unable to meet our consumer relief commitments, then our costs to resolve these matters will likely increase. Additionally, while we do not expect the consumer relief efforts or implementation of certain servicing standards associated with the agreements to have a material impact on our future financial results, this expectation is based on anticipated requirements of the definitive agreements which the parties have not finalized, the complete terms of which are not possible to predict. Our statements regarding the expected financial impact of these matters further depend, among other things, upon the agreement of other necessary parties, the ultimate resolution of certain legal matters which are not yet complete, and management’s assumptions about the extent to which such amounts may be deducted for tax purposes.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 24
	Common Stock[1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
July 1 - 31	1,429,527	$34.98	1,429,527	$100
August 1 - 31	—	—	—	100
September 1 - 30	—	—	—	100
Total during third quarter of 2013	1,429,527	$34.98	1,429,527	$100
1 On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process and therefore, this authority effectively expires on March 31, 2014. During the third quarter of 2013, the Company repurchased approximately $50 million of its common stock at market value as part of this publicly announced plan, in addition to the $50 million previously repurchased during the second quarter of 2013.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During the third quarter of 2013, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans.
At September 30, 2013, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process, and the Company did not request approval to repurchase any warrants.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the third quarter of 2013, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock Depositary Shares, or the Series E Preferred Stock Depositary Shares.

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

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: November 8, 2013.