Form 10-K
period 2013-12-31
SUNTRUST BANKS INC
filed 2014-02-24
CIK 750556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

2013 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates at June 28, 2013, was approximately $17.0 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.
At February 19, 2014, 534,671,799 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to Instruction G of Form 10-K, information in the Registrant’s Definitive Proxy Statement for its 2014 Annual Shareholder’s Meeting, which it will file with the SEC no later than April 22, 2014 (the “Proxy Statement”), is incorporated by reference into Items 10-14 of this Report.

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
BHC — Bank Holding Company.
BHC Act — The Bank Holding Company Act of 1956.
Board — The Company’s Board of Directors.
BPS — Basis points.
BRC — Board Risk Committee.
CC — Capital Committee.
CCAR — Comprehensive Capital Analysis and Review.
CDO — Collateralized debt obligation.
CD — Certificate of deposit.
CDR — Conditional default rate.
CDS — Credit default swaps.
CET 1 — Common Equity Tier 1 Capital.
CEO — Chief Executive Officer.
CFO — Chief Financial Officer.
CFPB — Bureau of Consumer Financial Protection.
CFTC — Commodities Futures Trading Commission.
CIB — Corporate and Investment Banking.
C&I — Commercial and Industrial.
Class A shares — Visa Inc. Class A common stock.
Class B shares —Visa Inc. Class B common stock.
CLO — Collateralized loan obligation.
Coke — The Coca-Cola Company.
Company — SunTrust Banks, Inc.
CORO — Corporate Operations Risk Officer.
CP — Commercial paper.
CPP — Capital Purchase Program.

i

CPR — Conditional prepayment rate.
CRA — Community Reinvestment Act of 1977.
CRC — Corporate Risk Committee.
CRE — Commercial real estate.
CRO — Chief Risk Officer.
CRM — Corporate Risk Management.
CSA — Credit support annex.
DDA — Demand deposit account.
DFAST — Dodd-Frank Act Stress Testing.
DIF — Deposit Insurance Fund.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ — Department of Justice.
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
MI — Mortgage insurance.
Moody’s — Moody’s Investors Service.
MSA — Metropolitan Statistical Area.
MRA — Master Repurchase Agreement.
MRMG — Model Risk Management Group.
MSR — Mortgage servicing right.
MVE — Market value of equity.
NCF — National Commerce Financial Corporation.
NOL — Net operating loss.
NOW — Negotiable order of withdrawal account.
NPA — Nonperforming asset.
NPL — Nonperforming loan.
NPR — Notice of Proposed Rulemaking.
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
PWM — Private Wealth Management.
QSPE — Qualifying special-purpose entity.
REIT — Real estate investment trust.
RidgeWorth — RidgeWorth Capital Management, Inc.

ROA — Return on average total assets.
ROE — Return on average common shareholders’ equity.
ROTCE — Return on average tangible common shareholders' equity.
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
General
The Company, a Georgia corporation and a bank holding company and a financial holding company, is one of the nation's largest commercial banking organizations whose businesses provide a broad range of financial services to consumer, business, and corporate clients. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in SunTrust Plaza, Atlanta, Georgia 30308.
Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Primary Market Areas
Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, mortgage banking, and trust and investment services. Additional subsidiaries provide asset management, securities brokerage, and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia and enjoys strong market positions in these markets. In certain businesses, SunTrust also operates in select markets nationally. SunTrust provides clients with a selection of branch-based and technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust's client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated the following business segments during 2013, with the remainder in Corporate Other: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking.
Acquisition and Disposition Activity
As part of its operations, the Company evaluates, when deemed appropriate, the potential acquisition of financial institutions and other business types eligible for financial holding company ownership or control. Additionally, the Company regularly analyzes the values of and may submit bids for assets of such financial institutions and other businesses. The Company may also consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of businesses.
The Company entered into an agreement for the sale of its Ridgeworth asset management subsidiary during the fourth quarter of 2013, which it expects will close in the second quarter of 2014. During 2012 and 2011, the Company acquired the assets of an online lender, and the Company's PWM business acquired the assets and liabilities of an asset manager, respectively. Additional information on these acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8 of this Form 10-K, which is incorporated herein by reference.
Government Supervision and Regulation
As a bank holding company and a financial holding company, the Company is subject to the regulation and supervision of the Federal Reserve, and as a Georgia-chartered bank holding company, by the Georgia Department of Banking and Finance. The Company's banking subsidiary, SunTrust Bank, is a Georgia state-chartered bank with branches in Georgia, Florida, the District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Tennessee, Alabama, West Virginia, Mississippi, and Arkansas. SunTrust Bank is a member of the Federal Reserve System and is regulated by the Federal Reserve, the FDIC, and the Georgia Department of Banking and Finance.
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
The Company's non-banking subsidiaries are regulated and supervised by various other regulatory bodies. For example, STRH is a broker-dealer registered with the SEC and is a FINRA member. STIS is also a broker-dealer and investment adviser registered with the SEC and a member of FINRA. RidgeWorth and several of RidgeWorth's subsidiaries are investment advisers registered with the SEC. GenSpring is an investment adviser registered with the SEC and a member of the National Futures Association. Furthermore, under the Dodd-Frank Act, the Federal Reserve may regulate and supervise any subsidiary of the Company to determine (i) the nature of the operations and financial condition of the company, (ii) the financial, operational and other risks of the company, (iii) the systems for monitoring and controlling such risks, and (iv) compliance with Title I of the Dodd-Frank Act.
The BHC Act limits the activities in which bank holding companies and their subsidiaries may engage. As a bank holding company that has elected to become a financial holding company, the Company may engage, in addition to activities “closely related to banking," in expanded securities activities, insurance sales, underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject to certain conditions. The expanded activities in which the Company may engage are limited to those that are (i) financial in nature or incidental to such financial activity, and/or (ii) complimentary to a financial activity and which does not pose a risk to the safety and soundness of a depository institution or the financial system generally. To maintain its status as a financial holding company, the Company and its banking subsidiary must be “well capitalized,” and “well managed” and must maintain at least a “satisfactory” CRA rating, failing which the Federal Reserve may, among other things, limit the Company’s ability to conduct these broader financial activities or, if the deficiencies persist, require the Company to divest the banking subsidiary. If the Company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking.
There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default, but are generally not intended for the protection of shareholders or other investors. For example, pursuant to the Dodd-Frank Act and Federal Reserve policy, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions, which may include circumstances in which it might not otherwise do so.
The Company and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations regulating the provision of banking and other financial services and other aspects of the Company’s businesses and operations. Regulation and regulatory oversight have increased significantly over the past three years, primarily as a result of the passage of the Dodd-Frank Act in 2010. The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) requiring financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and submit that resolution plan to both the Federal Reserve and the FDIC; (v) limiting debit card interchange fees; (vi) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vii) strengthening the SEC's powers to regulate securities markets; (viii) regulating OTC derivative markets; (ix) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (x) changing the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity, which likely increases the amount of the deposit insurance assessment collected from SunTrust Bank; and (xi) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
One of the more important changes instituted by the Dodd-Frank Act is the requirement for twice-annual stress tests of the Company and its bank. The performance of the Company under the stress tests and the CCAR determine the capital actions the Company will be permitted by its regulators to take, such as dividends and share repurchases. Due to the importance and intensity of the stress tests and the CCAR process, the Company has dedicated significant resources to comply with stress testing requirements. These changes have profoundly impacted our policies and procedures and will likely continue to do so as regulators adopt regulations going forward in accordance with the time table for enacting regulations set forth in the Dodd-Frank Act.
The Dodd-Frank Act imposed a new regulatory regime for the OTC derivatives market, aimed at increasing transparency and reducing systemic risk in the derivative markets, such as requirements for central clearing, exchange trading, capital, margin, reporting, and recordkeeping. Jurisdiction is broadly shared by the CFTC for swaps and the SEC for security-based swaps. In 2012 and 2013, the CFTC finalized most of its core regulations, triggering a phased-in compliance period commencing in late 2012 and continuing throughout 2013. The Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing of certain standardized swaps designated by the CFTC, such as most interest rate swaps. While the SEC has proposed most of its core regulations for security-based swaps, most of its new requirements await final regulations and are expected to be similar to the CFTC rules for swaps. The Company's derivatives business is expected to become subject to additional substantive requirements, including margin requirements in excess of current market practice, increased capital requirements and exchange trading requirements. These new rules collectively will impose implementation and ongoing compliance requirements for the Company and will introduce additional legal risk, as a result of newly applicable anti-fraud and anti-manipulation provisions and private rights of action.

Under the Dodd-Frank Act, the FDIC has the authority to liquidate certain financial holding companies that are determined to pose significant risks to the financial stability of the U.S. (“covered financial companies”). Under this scenario, the FDIC would exercise broad powers to take prompt corrective action to resolve problems with a covered financial company. The Dodd-Frank Act gives the Financial Stability Oversight Counsel substantial resolution authority, which may affect or alter the rights of creditors and investors in a resolution or distressed scenario. The FDIC may make risk-based assessments of all bank holding companies with total consolidated assets greater than $50 billion to recover losses incurred by the FDIC in exercising its authority to liquidate covered financial companies. Pursuant to the Dodd-Frank Act, bank holding companies with total consolidated assets of $50 billion or more are required to submit resolution plans to the Federal Reserve and FDIC providing for the company's strategy for rapid and orderly resolution in the event of its material financial distress or failure. In September 2011, these agencies issued a joint final resolution plan rule implementing this requirement. The FDIC issued a separate such rule applicable to insured depository institutions of $50 billion or more in total assets. The Company and the Bank submitted their first resolution plans to these agencies in December 2013. If a plan is not approved, the Company’s and the Bank’s growth, activities, and operations may be restricted.

Most recently, federal regulators have finalized rules for the new capital requirements for financial institutions that include several changes to the way capital is calculated and how assets are risk-weighted, informed in part by the Basel Committee on Banking Supervision's Basel III revised international capital framework. The rules, summarized briefly below, will have a profound effect on the Company's level of capital, as well as the volatility of that capital, and may influence the types of business the Company may pursue and how the Company pursues business opportunities. Among other things, the final rules raise the required capital ratios, adding a new common equity ratio and capital buffers, and restrict what may constitute capital. Because the rules remain subject to interpretation in a number of important aspects, their ultimate effect on the Company is not yet known. The Company does, however, provide an estimate of what capital ratios would be in accordance with the capital portion, as well as the risk-weighting of assets, based upon the Company's interpretation of the final rules. See the Company's estimate of the proposed Basel III common equity Tier 1 capital ratio in the "Capital Resources" section of Item 7, "MD&A," in this Form 10-K.

Capital Framework and Basel III

On July 9, 2013, the Federal Reserve jointly with other federal regulators published three final rules, generally consistent with the three proposed rules published August 30, 2012, substantially implementing the Basel III accord for the U.S. banking system (the “Final Rules”). As applicable to the Company, the Final Rules make changes to regulatory capital levels, how regulatory capital is calculated, and how bank assets are risk-weighted. The Final Rules become effective starting January 1, 2015. Among other things, the Final Rules generally include, among others, the following requirements applicable to the Company:

•
A new minimum CET 1 capital ratio of 4.5%; a Tier 1 capital ratio, with a numerator consisting of the sum of CET 1 and “Additional Tier 1 capital” instruments meeting specified requirements, of 6.0%; and a total capital ratio, with a numerator consisting of the sum of CET 1, Additional Tier 1 capital and Tier 2 capital, of 8.0%.

•
CET 1 is defined narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET 1, and expanding the scope of the deductions or adjustments as compared to existing regulations.

•
A 2.5% “capital conservation buffer” to be phased-in starting January 1, 2016, added to the CET 1, Tier 1, and Total Capital ratios , effectively resulting upon full implementation in a minimum ratio of each of CET 1, Tier 1, and Total Capital of 7.0%, 8.5%, and 10.5%, respectively;

•
A significant increase to capital charges for certain commercial real estate loans determined to be “high volatility real estate exposures” not involving a down payment of at least 15% of the “as completed” value of the property, which would apply, subject to certain exceptions, to a large array of commercial real estate loans, including small business loans and owner-occupied business properties; and

•
Include unrealized gains and losses on all securities AFS in the calculation of CET 1, subject to a one-time election for securities AFS as a component of other AOCI, to allow the treatment of AOCI as currently treated for regulatory capital purposes. The Company intends to make such an election.

The capital conservation buffer is a buffer above the minimum levels designed to ensure that banks remain well-capitalized even in adverse economic scenarios. If a banking organization does not have the CET 1, Tier 1, and Total Capital minimum ratios including the capital conservation buffer as described above, it will face constraints on capital distributions, share repurchases and redemptions, and discretionary bonus payments to executive officers. We believe the Company's and Bank's current capital levels already exceed these capital requirements, including the capital conservation buffer. See additional discussion of Basel III in the "Capital Resources" section of Item 7, "MD&A," in this Form 10-K.

Liquidity Ratios under Basel III
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity ratios that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One ratio, referred to as the LCR, is designed to ensure that the banking entity maintains sufficient liquidity under an acute 30-day liquidity stress scenario. Specifically, the bank must maintain a level of unencumbered high-quality liquid assets greater than or equal to projected cash outflows under stress, where the outflows are the greater of (i) the entity's expected net cash outflow or (ii) 25% of its expected total cash outflow. The other ratio, referred to as the NSFR, is designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. To comply with these requirements, banks will take a number of actions which may include increasing their asset holdings of U.S. Treasury securities and other sovereign debt, increasing the use of long-term debt as a funding source, and adopting new business practices that may limit the provision of liquidity to clients. The LCR is subject to an observation period that began in 2011, but will be phased-in as a requirement beginning January 1, 2015. In October 2013, the Federal Reserve issued an NPR to implement the LCR proposal, which in certain respects is more restrictive than the Basel III LCR. The LCR NPR provides for a modified LCR to apply to BHCs with over $50 billion in assets such as the Company, which measures the cumulative net cash outflows at the end of a 21-day period and generally sets the cash outflow parameters at 70% of those applicable to larger institutions. At this time, international regulatory authorities are still assessing the NSFR and it is unclear when the NSFR will be introduced as a requirement. These new standards are subject to further rulemaking, and their terms may change before implementation.
Other Regulation
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. Additionally, these regulatory agencies may require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders' equity, trust preferred securities, certain non-controlling interests and qualifying preferred stock, less goodwill (net of any qualifying DTL) and other adjustments. Beginning in 2013, trust preferred securities will no longer be included in Tier 1 after a three-year phase-out. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by RWAs. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. Additionally, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. The Federal Reserve also requires the Company to calculate, report, and maintain certain levels of Tier 1 common equity. Tier 1 common equity is calculated by taking Tier 1 capital and subtracting certain elements, including perpetual preferred stock and related surplus, non-controlling interests in subsidiaries, trust preferred securities and mandatorily convertible preferred securities. Under the final rules, as discussed above, the capital requirements for bank holding companies and banks will increase substantially.
The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies under the FDICIA including progressively more restrictive constraints on operations, management, and capital distributions. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5.0% of the bank's assets at the time it became “undercapitalized” or the amount needed to comply with the plan. The final capital rules described above amended the prompt corrective action framework to include the new CET 1 capital measure and higher minimum capital requirements, effective January 1, 2015, such that the minimum CET 1, Tier 1 risk-based, and total risk based measures required to be “adequately capitalized” will be 4.5%, 6.0%, and 8.0%, respectively, “well-capitalized”, will be at least 2.0% higher in each respective category, and the minimum standard leverage ratio to be adequately capitalized and well-capitalized will be 4.0% and 5.0%, respectively. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. Additionally, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
Regulators also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. Regulators make this evaluation as a part of their regular examination of the institution's safety and soundness. Additionally, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. The Federal Reserve recently announced that its approval of certain capital actions, such as dividend increases and stock repurchase, will be tied to the level of CET 1, and that bank holding companies must consult with the Federal Reserve's staff before taking any actions, such as stock repurchases, capital redemptions, or dividend increases, which might result in a diminished capital base.
In addition, there are various legal and regulatory limits on the extent to which the Company's subsidiary bank may pay dividends or otherwise supply funds to the Company. Federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. In the event of the “liquidation or other resolution” of an insured depository institution, the FDIA provides that the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
The FDIC insures deposit accounts up to $250,000. It provides this insurance through the DIF, which the FDIC maintains by assessing depository institutions an insurance premium. The amount each institution was assessed prior to April 1, 2011 was based upon statutory factors that include the average balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Pursuant to the Dodd-Frank Act, the FDIC changed how it assesses insurance premiums. Beginning April 1, 2011, the FDIC began assessing deposit insurance premiums on the basis of a depository institution's average consolidated net assets and not its deposits. Additionally, the FDIC introduced changes to the method by which it determines each depository institution's insurance premium rate to include a variety of factors that translate into a complex scorecard. These changes were in addition to previous changes related to pre-funding insurance premiums.
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
There are limits and restrictions on transactions in which the Bank and its subsidiaries may engage with the Company and other Company subsidiaries. Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, among other things, govern the terms and conditions and limit the amount of extensions of credit by the Bank and its subsidiaries to the Company and other Company subsidiaries, purchases of assets by the Bank and its subsidiaries from the Company and other Company subsidiaries, and the amount of collateral required to secure extensions of credit by the Bank and its subsidiaries to the Company and other Company subsidiaries. The Dodd-Frank Act significantly enhanced and expanded the scope and coverage of the limitations imposed by Sections 23A and 23B, in particular, by including within its scope derivative transactions by and between the Bank or its subsidiaries and the Company or other Company subsidiaries. The Federal Reserve enforces the terms of 23A and 23B and audits the enterprise for compliance.

In October 2011, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the BHC Act, commonly referred to as the “Volcker Rule.” The regulatory agencies released final implementing regulations on December 10, 2013, providing for an extended conformance date through July 21, 2015. The Volcker Rule generally prohibits the Company and its subsidiaries from (i) engaging in proprietary trading for its own account, (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” and (iii) entering into certain relationships with a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which the Company and its subsidiaries may continue to engage.
The Volcker Rule will further restrict and limit the types of activities in which the Company and its subsidiaries may engage. Moreover, it will require the Company and its subsidiaries to adopt complex compliance monitoring and reporting systems in order to assure compliance with the rule while engaging in activities that the Company and its subsidiaries currently conduct.
The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S. It imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act's requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-U.S. persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Recently the Financial Crimes Enforcement Network, which drafts regulations implementing the Patriot Act and other anti-money laundering and bank secrecy act legislation, proposed a rule that would require financial institutions to obtain beneficial ownership information with respect to all legal entities with which such institutions conduct business. The scope and compliance requirements of such a rule have yet to be formalized or completed. Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs.
During the fourth quarter of 2011, the Federal Reserve's final rules related to debit card interchange fees became effective. These rules significantly limit the amount of interchange fees that the Company may charge for electronic debit transactions. Similarly, in 2009, the Federal Reserve adopted amendments to its Regulation E that restrict the Company's ability to charge its clients overdraft fees for ATM and everyday debit card transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for banks to collect overdraft fees. Overdraft fees have in the past represented a significant amount of noninterest fees collected by the Company's banking subsidiary. The CFPB also has amended Regulation E to impose certain disclosure and other requirements on the Company’s provision of electronic funds transfer services for U.S. consumers to recipients in other countries.
Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and, as amended by the Dodd-Frank Act, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. Additionally, a bank may establish branches across state lines by merging with a bank in another state subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Under the Dodd-Frank Act, a bank holding company may not acquire another bank or engage in new activities that are financial in nature or acquire a non-bank company that engages in activities that are financial in nature unless the bank holding company is both "well capitalized" and deemed by the Federal Reserve to be "well managed." Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the U.S., and a financial company may not merge, consolidate or acquire another company if the total consolidated liabilities of the acquiring financial company after such acquisition exceeds 10% of the aggregated consolidated liabilities of all financial companies at the end of the year preceding the transaction. Additionally, certain states may have limitations on the amount of deposits any bank may hold within that state.
On July 21, 2010, the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps for, but contains certain principles which companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The Federal Reserve will monitor compliance with this guidance as part of its safety and soundness oversight.

Competition
The Company's primary operating footprint is in the Southeast and Mid-Atlantic U.S., though certain lines of business serve broader, national markets. Within those markets the Company faces competition from domestic and foreign lending institutions and numerous other providers of financial services. The Company competes using a client-centered model that focuses on high quality service, while offering a broad range of products and services. The Company believes that this approach better positions it to increase loyalty and expand relationships with current clients and attract new ones. Further, the Company maintains a strong presence within select markets, thereby enhancing its competitive position.

While the Company believes it is well positioned within the highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. However, non-banking financial institutions may not have the same access to deposit funds or government programs and, as a result, those non-banking financial institutions may elect, as some have done, to become financial holding companies and gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This could alter the competitive environment in which the Company conducts business. Some of the Company's competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients.
Employees
At December 31, 2013, the Company had 26,281 full-time equivalent employees. See additional information in the "Executive Overview" section of this Form 10-K.

Additional Information
See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” and "Business Segment Results" in Item 7, in the MD&A of this Form 10-K, and “Business Segment Reporting” in Note 20 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Loans and Leases (under the captions “Loans”, “Allowance for Credit Losses”, and “Nonperforming Assets” in the MD&A and “Loans” and “Allowance for Credit Losses” in Notes 6 and 7, respectively, to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Short-Term Borrowings” in the MD&A and “Borrowings and Contractual Commitments” in Note 11 to the Consolidated Financial Statements); Trading Activities and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities and Derivatives” in the MD&A and “Trading Assets and Liabilities and Derivatives” and “Fair Value Election and Measurement” in Notes 4 and 18, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Credit Risk Management (under the caption "Credit Risk Management" in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).
SunTrust's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's web site at www.suntrust.com under the Investor Relations section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's web site address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance: (i) its Code of Ethics; (ii) its Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees.
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
We generate revenue from the interest and fees we charge on the loans and other products and services we sell, and a substantial amount of our revenue and earnings come from the net interest income and fee income that we earn from our consumer, wholesale, and mortgage banking businesses. These businesses have been, and may continue to be, materially affected by the state of the U.S. economy, particularly unemployment levels and home prices. Although the U.S. economy has continued to gradually improve from the severely depressed levels of 2008 and early 2009, economic growth and improvement in the housing market have been modest. In addition, financial uncertainty stemming from U.S. debt and budget matters, as well as the uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies such as us, have impacted and may continue to impact the continuing global economic recovery. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions and/or the financial markets resulting from the above matters, or any other events or factors that may disrupt or dampen the global economic recovery, could materially adversely affect our financial results and condition.

If unemployment levels increase or if home prices decrease we would expect to incur higher than normal charge-offs and provision expense from increases in our allowance for credit losses. These conditions may adversely affect not only consumer loan performance but also C&I and CRE loans, especially for those businesses that rely on the health of industries or properties that may experience deteriorating economic conditions. The ability of these borrowers to repay their loans may be reduced, causing us to incur significantly higher credit losses. In addition, current economic conditions have made it more challenging for us to increase our consumer and commercial loan portfolios by making loans to creditworthy borrowers at attractive yields. If economic conditions do not continue to improve or if the economy worsens and unemployment rises, then a decrease in consumer and business confidence and spending are likely, which may reduce demand for our credit products, which would adversely affect our interest and fee income and our earnings.

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
We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal DIF and the banking system as a whole. The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could be subject to regulatory sanctions and damage to our reputation.
Regulation of the financial services industry has increased significantly since the global financial crisis. The regulation is focused on the protection of depositors, FDIC funds, consumers, and the banking system as a whole, rather than our shareholders, and may be adverse to the interests of our shareholders. We are subject to significant regulation under state and federal laws in the U.S., including new legislation and rule-making promulgated under the Dodd-Frank Act. Increased supervision, reporting, and significant new and proposed legislation and regulatory requirements in the U.S. and in other jurisdictions outside of the U.S. where we conduct business may affect the manner in which we do business and the products and services that we provide, and may affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue in businesses or impose additional fees, assessments or taxes on us, and adversely affect our business operations or have other negative consequences.
The Dodd-Frank Act, among other things, (i) established a new Financial Stability Oversight Council to monitor systemic risk posed by financial firms and imposes additional and enhanced FRB regulations, including significant changes to capital and liquidity requirements, on certain large, interconnected bank holding companies and systemically significant nonbanking firms intended to promote financial stability, and gives the Financial Stability Oversight Council substantial resolution authority that may affect or alter the rights of creditors and investors in a resolution scenario; (ii) created a liquidation framework for the resolution of covered financial companies, the costs of which would be paid through assessments on surviving covered financial companies; (iii) made significant changes to the structure of bank and bank holding company regulation and activities in a variety of areas, including prohibiting proprietary trading and private fund activities, subject to certain exceptions; (iv) created a new framework for the regulation of OTC derivatives and new regulations for the securitization market and strengthened the regulatory oversight of securities and capital markets by the SEC; (v) established the CFPB, which has broad powers to administer and enforce a new federal regulatory framework of comprehensive consumer financial regulation; (vi) provided for increased regulation of residential mortgage activities; (vii) revised the FDIC's assessment base for deposit insurance by changing from an assessment base defined by deposit liabilities to a risk-based system based on consolidated total assets minus average tangible equity, and also allows the Federal Reserve to assess additional fees for systemic risk oversight, and (vii) authorized the FRB under the Durbin Amendment to issue regulations establishing, among other things, standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.
A significant number of the provisions of the Dodd-Frank Act still require extensive rulemaking and interpretation by regulatory authorities. In several cases, authorities have extended implementation periods and delayed effective dates. Accordingly, in many respects the ultimate impact of the Dodd-Frank Act and its effects on the U.S. financial system and SunTrust will not be known for an extended period of time. Nevertheless, the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, could result in a loss of revenue, require us to change certain of our business practices, limit our ability to pursue certain business opportunities, increase our capital and liquidity requirements and impose additional assessments and costs on us, and otherwise adversely affect our business operations and have other negative consequences. For example, on October 1, 2011, final rules issued by the Federal Reserve became effective which limit the fees we can charge for debit card interchange, and this has reduced our noninterest income. The ultimate status of these rules is uncertain as merchants brought suit against the Federal Reserve in 2012 challenging the rules. The Federal Reserve has appealed a lower court finding that set aside the rules. In addition, several recent legislative and regulatory initiatives were adopted that have had an impact on our businesses and financial results, including FRB and CFPB amendments to Regulation E which, among other things, affect the way we may charge overdraft fees and our provision of electronic funds transfer services for U.S. consumers to recipients in other countries. We also implemented policy changes to help customers limit overdraft and returned item fees. These reduced our fee revenue.
The Dodd-Frank Act also established the CFPB, which has authority to regulate, among other things, unfair, deceptive, or abusive acts or practices. The CFPB has been active in rule-making and enforcement activity, and already has imposed substantial fines on other financial institutions. Among its other consumer-protective initiatives, the CFPB has placed significant emphasis on consumer complaint management. The CFPB has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions, which the CFPB may use to focus enforcement actions and for rule-making. In addition, each financial institution is expected to maintain an effective consumer complaint management program. Further, in 2013 the CFPB released final regulations under Title XIV of the Dodd-Frank Act in 2013 further regulating the origination of mortgages and addressing "ability to repay" standards, loan officer compensation, appraisal disclosures, HOEPA triggers and other matters. The "ability to repay" rule, in particular, has the potential to significantly affect our business since it provides a borrower with a defense to foreclosure unless the lender established the borrower's ability to repay, or that the loan was a "qualified mortgage" or met other exceptions to the rule. While qualified mortgages may provide certain safe harbors, the extent of these safe harbors remains unclear. Our business strategy, product offerings, and profitability may be affected by CFPB rules and may change as these and other rules are developed, become effective, and are interpreted by the regulators and courts.
The Dodd-Frank Act (through provisions commonly known as the “Volcker Rule”) prohibits banking entities from engaging in certain types of proprietary trading and restricts their ability to sponsor, invest in, or have certain relationships with “covered funds” such as private equity funds, hedge funds or other similar private investment vehicles. The Volcker Rule became effective on July 21, 2012 in advance of the finalization of the implementing regulations by the relevant regulatory agencies. These regulatory agencies issued guidance during the automatic two year conformance period which commenced on July 21, 2012, providing that banking entities should engage in good-faith planning efforts to enable them to comply with the Volcker Rule and any final implementing regulations by no later than the end of that two year period. They also clarified that these good-faith efforts should include an assessment of which banking entity activities are covered by the Volcker Rule and any final implementing regulations and development of a plan to conform these activities to the Volcker Rule/final implementing regulations by July 21, 2014, which was the original conformance date. We have undertaken such good faith planning efforts. The regulatory agencies released final implementing regulations on December 10, 2013, which extended the conformance date and good faith planning requirements to July 21, 2015. Although we do not have a designated proprietary trading operation, the scope of the proprietary trading prohibition and its impact on us depends on certain definitions in the final implementing regulations, particularly those definitions related to exemptions for market making, hedging activities and customer trading. While we are assessing the impact of the final regulations, we believe that the impact to revenues associated with the Volcker Rule will be immaterial. The final regulations will also require us to establish and maintain an internal compliance program to monitor and assure compliance with the Volcker Rule, which will impose ongoing compliance costs on us.

The Dodd-Frank Act created a new regulatory framework for the U.S. OTC derivatives markets with jurisdiction being broadly shared by the CFTC for swaps and the SEC for security-based swaps. In 2012 and 2013, the CFTC finalized most of its core regulations triggering a phased-in compliance period commencing in late 2012 and continuing throughout 2013. In 2013, SunTrust Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing of certain standardized swaps designated by the CFTC, such as most interest rate swaps. While the SEC has proposed most of its core regulations for security-based swaps, most of its new requirements await final regulations and are expected to be similar to the CFTC rules for swaps. Moreover, we expect our derivatives business will become subject to additional substantive requirements, including margin requirements in excess of current market practice, increased capital requirements and exchange trading requirements. These new rules collectively will impose implementation and ongoing compliance burdens on us and will introduce additional legal risk, including as a result of newly applicable anti-fraud and anti-manipulation provisions and private rights of action.

Additionally, the relevant regulatory agencies have proposed rules to implement the Dodd-Frank Act provisions requiring retention of risk by certain securitization participants through holding interests in the securitization vehicles, but the rules are not yet finalized or effective. As a result, the ultimate impact of these Dodd-Frank Act provisions on us remains unpredictable. The impact on us could be direct, by requiring us to hold interests in a securitization vehicle or other assets that represent a portion of the credit risk held by the securitization vehicle, or indirect, by impacting markets in which we participate. Since the beginning of the financial crisis, there has been and continues to be substantially less private (that is, non-government backed) securitization activity than had previously been the case. It is unclear at present whether and to what extent the private securitization markets will rebound. In recent years we have only engaged in securitization transactions to a limited extent under circumstances where we might expect to be required to retain additional risk on our balance sheet as a result of implementation of these Dodd-Frank Act provisions. If the market for private securitizations rebounds and we decide to increase our participation in that market, we would likely be required under the regulations to retain more risk than would otherwise have been the case, with currently uncertain financial impact. In addition, other securitization reforms mandated by the Dodd-Frank Act or implemented or proposed by the SEC may have the effect of limiting our ability to execute, or increase the cost of, securitization transactions. The impact of such reforms on our business is uncertain and difficult to quantify.

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

Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. For example, some commentators have expressed a view that proposed liquidity requirements, which will require certain banks to hold more liquid securities, may have the unintended consequence of reducing the size of the trading markets for such securities and thereby reduce liquidity in those markets.

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
Under regulatory capital adequacy guidelines and other regulatory requirements, we, together with our banking subsidiary and broker-dealer subsidiaries, must meet certain capital and liquidity guidelines, subject to qualitative judgments by regulators about components, risk weightings, and other factors.
In July 2013, the Federal Reserve issued final capital rules that replace existing capital adequacy rules and implement Basel III and certain requirements imposed by the Dodd-Frank Act. The final capital rules consolidate and largely adopt unchanged the three proposals included in the June 2012 regulatory capital rules NPR. When fully phased-in, these rules will result in higher and more stringent capital requirements for us and our banking subsidiary. Under the final rules, our capital requirements will increase and the risk-weighting of many of our assets will change.
Under the final capital rules, Tier 1 capital will consist of CET 1 capital and additional Tier 1 capital, with Tier 1 capital plus Tier 2 capital constituting total risk-based capital. The required minimum capital requirements will be a CET 1 ratio of 4.5%; a Tier 1 capital ratio of 6%, and a total capital ratio of 8%. In addition, a Tier 1 leverage ratio to average consolidated assets of 4% will apply. Further, we will be required to maintain a capital conservation buffer of 2.5% of additional CET 1. If we do not maintain the capital conservation buffer once it is fully phased in, then our ability to pay dividends and discretionary bonuses and to make share repurchases will be restricted. We will be required to comply with the minimum regulatory capital ratios as of January 1, 2015, which also starts the transition period for other requirements of the final rules and the capital conservation buffer. We have estimated our regulatory capital under Basel III under the final rules, and we provide that estimate and a reconcilement to U.S. GAAP in Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual" in Item 7, "MD&A", in this Form 10-K. Note that this estimate is consistent with our interpretation of the final rule and ambiguities in the final rule or other interpretations of the final rule could result in a larger measure of RWAs and consequently a lower CET 1 capital ratio. If risk weightings of certain assets change, and we are required to hold increased amounts of capital as a result of holding those assets, the profitability of those assets and businesses may change, and longer-term this may result in changes in our business mix.
The final rules will also gradually eliminate the contribution to Tier 1 capital of certain trust preferred and certain other hybrid debt securities currently included in Tier 1 capital. These securities will lose Tier 1 capital status under the phased-in approach between 2013 and 2016, but will qualify for Tier 2 capital treatment. At December 31, 2013, we had $627 million principal amount of such securities outstanding.
Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a LCR, which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity's expected net cash outflow for a specified time horizon under an acute liquidity stress scenario, and a NSFR, designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In October 2013, the FRB, jointly with other federal banking regulators, issued an NPR to implement the LCR. These proposed rules are more stringent than the Basel III LCR in several respects, including, among other things, requirements for holding certain high quality liquid assets. The LCR NPR provides for a modified LCR to apply to BHCs with over $50 billion in assets such as us, which generally sets the cash outflow parameters at 70% of those applicable to larger institutions. At this time, international regulatory authorities are still assessing the NSFR and it is unclear when the NSFR will be introduced as a requirement. In order to meet future LCR, we may alter the composition of our investment portfolio and/or balance sheet composition and this may adversely affect our earnings. Under the proposed rule, banking organizations will be required to comply with the LCR during a phase-in period beginning January 1, 2015.
Pursuant to the Dodd-Frank Act, the FRB issued a final capital plan rule effective in December 2011, which requires large bank holding companies, such as us, to submit annual capital plans to the FRB for review and non-objection as part of CCAR. Pursuant to this rule, we annually submit a capital plan to the FRB. As part of CCAR, the FRB evaluates banking organizations' capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions. Under the Dodd-Frank Act, we must also conduct semi-annual company-run stress tests and disclose certain information regarding the results of these stress tests.
CCAR includes a supervisory stress test to support the FRB's analysis of the adequacy of banking organizations' capital. Our capital planning under CCAR requires an analysis of capital management and capital adequacy under a variety of hypothetical stressed economic scenarios. Our performance under CCAR's hypothetical scenarios dictates the capital actions the FRB will allow us to take, such as dividends and share repurchases. In addition to the quantitative requirements of CCAR, the FRB also evaluates the qualitative aspects of our capital management program, which can also impact our capital actions. Due to the importance and intensity of the CCAR process, we have dedicated additional resources to comply with CCAR, although no assurance can be provided that these resources will be deemed sufficient or that we will be deemed to have adequate capital under CCAR's hypothetical scenarios. There can be no assurance that the FRB will respond favorably to our pending and future capital plan reviews. If we are deemed to have inadequate capital under CCAR's hypothetical scenarios, then the FRB may prohibit us from taking certain capital actions, such as paying or increasing dividends or repurchasing capital stock.
The Basel standards and FRB regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases, and may require us to increase our capital and/or liquidity. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets or otherwise change our business and/or investment plans, which may adversely affect our financial results. Although not currently anticipated, the proposed Basel capital rules and/or our regulators may require us to raise additional capital in the future. Issuing additional common stock would dilute the ownership of existing stockholders. Further, even if the FRB approves a capital plan which we submit under CCAR, such approval would not mean that other limitations do not exist on our ability to pay or increase dividends or repurchase stock.
The need to maintain more capital and greater liquidity than has been historically required could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. It could also depress our return on equity, thereby making it more difficult to earn our cost of capital. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.
Loss of customer deposits and market illiquidity could increase our funding costs.
We rely heavily on bank deposits to be a low cost and stable source of funding for the loans we make. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income.

We rely on the mortgage secondary market and GSEs for some of our liquidity.
We sell most of the mortgage loans we originate to reduce our credit risk and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements. We rely on other capital markets investors to purchase non-conforming loans (i.e., loans that do not meet GSE requirements). Since 2007, investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity of those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans, negatively impacting reserves, or we may originate less negatively impacting revenue. When we retain a loan not only do we keep the credit risk of the loan but we also do not receive any sale proceeds that could be used to generate new loans. A persistent lack of liquidity could limit our ability to fund and thus originate new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot provide assurance that GSEs will not materially limit their purchases of conforming loans due to capital constraints or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). As previously noted, proposals have been presented to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, as well as any effect on our business and financial results, are uncertain.

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

We are subject to credit risk.
When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leveraged loans, leases and lending commitments, derivatives, trading assets, insurance arrangements with respect to such products, and assets held for sale. As one of the nation's largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.
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

While we believe that our allowance for credit losses was adequate at December 31, 2013, there is no assurance that it will be sufficient to cover all incurred credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to increase reserves in future periods, which would reduce our earnings. For additional information, see the “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections in the MD&A in this Form 10-K.

Our ALLL may not be adequate to cover our eventual losses.
Like other financial institutions, we maintain an ALLL to provide for loan defaults and nonperformance. Our ALLL is based on our historical loss experience, as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. The current economic conditions in the U.S. and in our markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our ALLL may not be adequate to cover eventual loan losses, and future provisions for loan losses could materially and adversely affect our financial condition and results of operations. Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of ALLL associated with a modified loan, and this would result in additional provision for loan losses.
On December 20, 2012, the FASB issued for public comment a Proposed ASU, Financial Instruments-Credit Losses (Subtopic 825-15) (the Credit Loss Proposal), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP's current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.

We may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.
Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities or in borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. For example, we experienced the effect of concentration risk when we incurred greater than expected losses in our residential real estate loan portfolio due to the latest housing slowdown and greater than expected deterioration in residential real estate values in many markets, particularly several Florida MSAs. As Florida is our largest banking state in terms of loans and deposits, deterioration in real estate values and underlying economic conditions in those markets or elsewhere could result in materially higher credit losses. A deterioration in economic conditions, housing conditions, or real estate values in the markets in which we operate could result in materially higher credit losses. For additional information, see the "Loans", "Allowance for Credit Losses", “Risk Management-Credit Risk Management” and “Critical Accounting Policies-Allowance for Credit Losses” sections in the MD&A and Notes 6 and 7, "Loans" and "Allowance for Credit Losses", to the Consolidated Financial Statements in this Form 10-K.

We will realize future losses if the proceeds we receive upon liquidation of NPAs are less than the carrying value of such assets.
NPAs are recorded on our financial statements at the estimated net realizable value that we expect to receive from ultimately disposing of the assets. We could realize losses in the future as a result of deteriorating market conditions if the proceeds we receive upon dispositions of NPAs are less than the carrying value of such assets.

A downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict.
On June 10, 2013, S&P reaffirmed its government bond rating of the U.S. at AA+, while also raising its outlook from “Negative” to “Stable.” On July 18, 2013, Moody’s reaffirmed the government bond rating of the U.S. at Aaa, while raising the outlook from “Negative” to “Stable.” On October 15, 2013, however, Fitch placed its AAA rating of U.S. government debt on “Ratings Watch Negative.” While the risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities, has been reduced, the possibility still remains. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including us, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market.

A downgrade of the sovereign credit ratings of the U.S. government and the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. In addition, we presently deliver a material portion of the residential mortgage loans we originate into government-sponsored institutions, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans. Such ratings actions, if any, could result in a significant change to our mortgage business. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many mortgage loans. These conditions have resulted in losses, write-downs and impairment charges in our mortgage and other lines of business. Declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own as a result of foreclosing a loan and our ability to realize value on such assets.
We are subject to certain risks related to originating and selling mortgages. We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition.
We originate and often sell mortgage loans. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event that we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default by the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations, whether or not we were the originator of the loan. While in many cases we may have a remedy available against the originating broker or correspondent, often these may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to satisfy remedies that may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent.
Since the beginning of 2006, we have received an elevated number of repurchase and indemnity demands from purchasers. These have resulted in an increase in the amount of losses for repurchases. While we have taken steps to enhance our underwriting policies and procedures, these steps will not reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, our results of operations may be adversely affected.

During 2012, we recorded a $371 million provision for mortgage repurchase losses, primarily related to loans sold to the GSEs prior to 2009, and the resulting mortgage repurchase reserve reflected the estimated incurred losses on repurchase demands for this population of loans. In 2013, SunTrust reached agreements with Fannie Mae and Freddie Mac to address outstanding and potential repurchase obligations, and reserved an additional $63 million. Accordingly, we expect that future mortgage repurchase provisions will decrease substantially from levels experienced in recent years. However, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of our repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact our future losses. We understand the FHFA’s Office of Inspector General has commenced an audit of the FHFA’s oversight of Fannie Mae’s and Freddie Mac’s exercise of their rights under settlement agreements with banks, including Fannie Mae’s and Freddie Mac’s preserved right to require repurchases when consumer protection laws have been violated. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, our estimate of losses depends on our assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. For additional information, see Note 17, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K, and the following sections of MD&A in this Form 10-K-"Noninterest Income” and "Critical Accounting Policies."
We also have received indemnification requests related to our servicing of loans owned or insured by other parties, primarily GSEs. Typically, such a claim seeks to impose a compensatory fee on us for departures from GSE service levels. In most cases, this is related to delays in the foreclosure process. Additionally, we have received indemnification requests where an investor or insurer has suffered a loss due to a breach of the servicing agreement. While the number of such claims has been small, these could increase in the future. See additional discussion in Note 17, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K. In addition to repurchase claims from the GSEs, we have received indemnification claims and in some cases, have been sued, by non-GSE purchasers of our loans. These claims allege that we sold loans that failed to conform to statements about their quality because of missing or inaccurate documentation, fraud by borrowers, or fraudulent or inflated appraisals. See additional discussion in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.
We face certain risks as a servicer of loans. Also, we may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We act as servicer and/or master servicer for mortgage loans included in securitizations and for unsecuritized mortgage loans owned by investors. As a servicer or master servicer for those loans, we have certain contractual obligations to the securitization trusts, investors or other third parties, including, in our capacity as a servicer, foreclosing on defaulted mortgage loans or, to the extent consistent with the applicable securitization or other investor agreement, considering alternatives to foreclosure such as loan modifications or short sales and, in our capacity as a master servicer, overseeing the servicing of mortgage loans by the servicer. Generally, our servicing obligations are set by contract, for which we receive a contractual fee. However, the costs to perform contracted-for services has been increasing, which reduces our profitability. Further, GSEs can amend their servicing guidelines, which can increase the scope or costs of the services we are required to perform without any corresponding increase in our servicing fee. Further, the CFPB has implemented national servicing standards which became effective on January 10, 2014 and which may further increase the scope and costs of services which we are required to perform. In addition, there has been a significant increase in state laws that impose additional servicing requirements that increase the scope and cost of our servicing obligations.

Further, if we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which can generally be given by the securitization trustee or a specified percentage of security holders, causing us to lose servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as a servicer or master servicer, to perform our servicing obligations or any act or omission on our part that involves willful misfeasance, bad faith or gross negligence. For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we experience increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer or master servicer, or increased loss severity on such repurchases, we may have to materially increase our repurchase reserve.

We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur a liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our MSRs may be adversely affected to the extent our servicing costs increase because of higher foreclosure costs. Further, we may be subject to fines and other sanctions, including a foreclosure moratorium or suspension or a requirement to forgive or modify the loan obligations of certain of our borrowers, imposed by Federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or adversely affect our residential mortgage origination or servicing business.

As a servicer, we advance expenses on behalf of investors which we may be unable to collect. In 2013, we completed an expanded review of our servicing advance practices. Separately, we entered into an agreement to sell MSRs on approximately $1 billion of UPB of predominantly delinquent mortgage loans. As a result of the review and the MSR sale, we refined our loss estimates and valuation methodologies for servicing advances, resulting in a $96 million charge to our earnings during 2013.

In 2011, the FRB conducted a horizontal review of the nation's largest mortgage loan servicers, including us. Following this review, we and other servicers entered into a Consent Order with the FRB. We describe the Consent Order in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K. The Consent Order required us to improve certain mortgage servicing and foreclosure processes and to retain an independent foreclosure consultant to conduct a review of residential foreclosure actions pending during 2009 and 2010 to identify any errors, misrepresentations or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, we, along with nine other mortgage servicers, entered into an amendment to the Consent Order with the OCC and the FRB to amend the 2011 Consent Order. This agreement ended the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. We have taken actions to satisfy our commitments under the amendment to the Consent Order, and our financial results at December 31, 2013 reflect the expected costs of satisfying our financial obligations under the amendment to the Consent Order.
As a result of the FRB's review of our residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the FRB announced that it would impose a $160 million civil money penalty. As permitted in the agreement with the FRB, we expect to satisfy the civil money penalty by providing consumer relief and certain cash payments as contemplated by such agreement. We also continue with settlement discussions with the U.S. and States Attorneys General related to mortgage servicing claims as discussed in Note 19, "Contingencies" to the Consolidated Financial Statements in this Form 10-K. We have accrued for the anticipated cost of resolving these and other potential claims in our financial results.

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
When we originate a mortgage loan, we do so with the expectation that if the borrower defaults, our ultimate loss is mitigated by the value of the collateral which secures the mortgage loan. Our ability to mitigate our losses on such defaulted loans depends upon our ability to promptly foreclose upon such collateral after an appropriate cure period. In some states, the large number of foreclosures which have occurred has resulted in delays in foreclosing. In some instances, our practices or failures to adhere to our policies have contributed to these delays. Any delay in the foreclosure process will adversely affect us by increasing our expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and exposes us to losses as a result of potential additional declines in the value of such collateral.
We face risks related to recent mortgage settlements.
On October 10, 2013, we announced that we reached agreements in principle with the HUD and the U.S. DOJ (collectively, the “Government”) to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012 and (ii) certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement. Pursuant to the combined agreements in principle, we have committed to provide $500 million of consumer relief, to make a $468 million cash payment, and to implement certain mortgage servicing standards.
We are continuing to negotiate definitive settlement terms for each of these matters and have certain substantive disagreements with some of the positions being taken by the Government. We may be unable to resolve our disagreements with the Government and may not reach a definitive settlement agreement as it relates to the FHA matter.  If we do not reach a definitive settlement agreement, then the Government may sue us alleging deficiencies in our FHA loan origination practices.  We are not able to predict the effect that a failure to resolve the FHA matter will have on the agreement in principle to settle the alleged claims regarding our mortgage servicing and origination practices.
Our financial statements at December 31, 2013 reflected our estimated cost of the settlements, and we are not able to predict what our ultimate cost to resolve these matters will be if we are not able to reach definitive settlement agreements. Even if we were to reach a definitive settlement agreement with the Government to resolve the alleged mortgage servicing and origination claims as contemplated by the agreement in principle, we face the risk of being unable to meet certain consumer relief commitments, resulting in increased costs to resolve this matter. Additionally, while we do not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on our future financial results, this expectation is based on anticipated requirements of the definitive agreements which the parties have not finalized.

We may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices.
We seek to mitigate risks inherent in our loan portfolio by adhering to specific underwriting policies and practices, which often include analysis of a borrower's credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Our underwriting policies, practices and standards are periodically reviewed and, if appropriate, enhanced in response to changing market conditions and/or corporate strategies. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in more stringent documentation standards, lower maximum LTV ratios, and channel and client type restrictions. These actions have contributed to a reduction in exposure to certain higher risk portfolio segments, such as higher risk mortgage, home equity, and commercial construction. These actions have also contributed to declines in early stage delinquencies and NPLs. While these changes have resulted in improving asset quality metrics, elevated losses may continue to occur due to economic factors, changes in borrower behavior, or other factors.
Our mortgage production and servicing revenue can be volatile.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans usually tends to fall, reducing the revenue we receive from loan originations. Under the same conditions, revenue from our MSRs can increase through reductions in the decay, or amortization, of the MSR asset. When rates fall, mortgage originations usually tend to increase and mortgage servicing income tends to decline given increases in the decay, or amortization, of the MSR asset. Even though the MSR asset can act as a “natural hedge,” the hedge is not perfect, nor is it designed to be, either in amount or timing. Servicing income can also be impacted by the change in the fair value of the MSR asset due to changes in market interest rates and other assumptions, exclusive of decay of the MSR asset. We use derivatives to hedge the risk of changes in the fair value of the MSR, exclusive of decay. The hedge may not be effective and may cause volatility, or losses, in our mortgage servicing income.

During 2012, our mortgage production income benefited from high levels of refinancing activity and historically high gain on sale margins for our mortgage loans. In contrast, during the second half of 2013, increased interest rates caused mortgage applications and refinancing activity to decline substantially, and this adversely affected mortgage production income. Our mortgage production income likely will continue to be depressed as long as gain on sale margins remain narrow and until refinance and purchase activity improves.

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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 56% of total loans and approximately 43% of total loans after giving consideration to hedging related actions. We are also exposed to market risk in our trading instruments, AFS investment portfolio, MSRs, loan warehouse and pipeline, and debt and brokered deposits carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board.
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
Our net interest income is the interest we earn on loans, debt securities and other assets we hold less the interest we pay on our deposits, long-term and short-term debt, and other liabilities. Net interest income is a function of both our net interest margin-the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding-and the amount of earning assets we hold. Changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings. Changes in interest rates can affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. When interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yield catches up.
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

Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, our net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets. The interest we earn on our assets and our costs to fund those assets may be affected by changes in market interest rates, changes in the slope of the yield curve, and our cost of funding. This could lower our net interest margin and our net interest income. We discuss these topics in greater detail under the caption “Enterprise Risk Management” in the MD&A in this Form 10-K.

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
We have a sizable portfolio of MSRs. An MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. We record MSRs when we keep the servicing rights after we sell or securitize the loans we have originated or when we purchase the servicing rights to mortgage loans originated by other lenders. We initially measure all and carry all our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

For additional information, see “Enterprise Risk Management-Other Market Risk” and “Critical Accounting Policies” in the MD&A, and Note 9, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements in this Form 10-K.

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
We are a diversified financial services company. This diversity subjects earnings to a broader variety of risks and uncertainties. Other businesses include investment banking, securities underwriting and retail and wholesale brokerage services offered through our subsidiaries. Securities underwriting, loan syndications and securities market making entail significant market, operational, credit, legal, and other risks that could materially adversely impact us and our results of operations.

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

For example, during 2013, our main online banking website, as well as those of several other prominent financial institutions, was subject to a limited number of distributed denial of service attacks. The attacks against us, which were also generally publicized in the media, did not result in any financial loss, fraud or breach of client data or service disruptions of any materiality.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our clients when and how they want to be served, our expanded geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.
Additionally, the FRB, the CFPB, and other regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
We operate in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory and technological changes, and from continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

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

We might not pay dividends on our common stock.
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
Additionally, our obligations under the warrant agreements that we entered into with the U.S. Treasury as part of the CPP will increase to the extent that we pay dividends prior to December 31, 2018 exceeding $0.54 per share per quarter, which was the amount of dividends we paid when we first participated in the CPP. Specifically, the exercise price and the number of shares to be issued upon exercise of the warrants will be adjusted proportionately (that is, adversely to us) as specified in a formula contained in the warrant agreements.
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
In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of contingent funding available to us include inter-bank borrowings, repurchase agreements, FHLB capacity, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt investors, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our issuer ratings are rated investment grade by the major rating agencies. There were no changes to our primary credit ratings during 2013. On October 8, 2013, Fitch affirmed our senior long- and short-term credit ratings and revised its outlook on our ratings from “Stable” to “Positive.” Our credit ratings remain on “Positive” outlook with S&P and on “Stable” outlook with Moody's. Future downgrades are possible, although not anticipated, given the “Stable” or "Positive" outlook from the three major rating agencies.

The rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. Credit ratings are one of numerous factors that influence our funding costs. Among our various retail and wholesale funding sources, credit ratings have a more direct impact on the cost of wholesale funding, as our primary source of retail funding is bank deposits, most of which are insured by the FDIC. During the most recent financial market crisis and economic recession, our senior debt credit spread to the matched maturity 5-year swap rate widened before we received any credit ratings downgrades in 2009 and began to tighten before we received our most recent credit rating downgrade in November 2010. After the loss of our A-1 short-term credit rating in April 2009 and capital raises in May and June 2009, more recent credit rating downgrades had little or no detrimental impact to our debt credit spreads. We expect that a one notch downgrade would have a relatively small impact on our debt credit spreads. A one notch downgrade could impact our ability to maintain certain business deposits that are sensitive to credit ratings. If we were not able to maintain these deposits, we would have to replace this funding with wholesale or capital markets funding, which would be more expensive and therefore negatively impact our net interest margin and net interest income.

We have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits.
We have historically pursued acquisitions, and may seek acquisitions in the future. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

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

Additionally, our regulatory burden increases as our size increases. We become subject to enhanced capital and liquidity requirements once our assets exceed $250 billion, and our regulators likely would expect us to begin voluntarily complying with those requirements as we approach that size.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.
From time to time we are subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. During the recent credit crisis, we have seen both the number of cases and our expenses related to those cases increase. The outcome of these cases is uncertain.

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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. We may incur fines, penalties and other negative consequences from regulatory violations. We may suffer other negative consequences resulting from findings of noncompliance with laws and regulations, including restrictions on certain activities, such as our mortgage business, which may affect our relationship with the GSEs and may also damage our reputation, and this in turn might materially affect our business and results of operations.

For example, on October 10, 2013, we announced that we reached agreements in principle with the HUD and the U.S. DOJ to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012 and (ii) certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement. Pursuant to the combined agreements in principle, we have committed to provide $500 million of consumer relief, to make a $468 million cash payment, and to implement certain mortgage servicing standards. See additional discussion of this in our earlier risk factor, "We face risks related to recent mortgage settlements."

Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations.

Additionally, in the past year, federal regulators have begun pursuing financial institutions with emerging theories of recovery under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA). Courts may uphold significant additional penalties on financial institutions, even where the financial institution had already reimbursed the government or other counterparties for actual losses.

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
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. Further, in June 2010, the Federal Reserve and other federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Certain of our financial instruments, including trading assets and liabilities, securities AFS, certain loans, MSRs, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.

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
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements.

Our financial instruments carried at fair value expose us to certain market risks.
We maintain at fair value a securities AFS portfolio and trading assets and liabilities and derivatives, which include various types of instruments and maturities. Additionally, we elected to record selected fixed-rate debt, mortgage loans, MSRs and other financial instruments at fair value. The changes in fair value of the financial instruments carried at fair value are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader ALM strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.
Our revenues derived from our investment securities may be volatile and subject to a variety of risks.
We generally maintain investment securities and trading positions in the fixed income, currency, and equity markets. Unrealized gains and losses associated with our investment portfolio and mark-to-market gains and losses associated with our trading portfolio are affected by many factors, including interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

We may enter into transactions with off-balance sheet affiliates or our subsidiaries.
We engage in a variety of transactions with off-balance sheet entities with which we are affiliated. While we have no obligation, contractual or otherwise, to do so, under certain limited circumstances these transactions may involve providing some form of financial support to these entities. Any such actions may cause us to recognize current or future gains or losses. Depending on the nature and magnitude of any transaction we enter into with off-balance sheet entities, accounting rules may require us to consolidate the financial results of these entities with our financial results.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal executive offices are located in SunTrust Plaza, Atlanta, Georgia. The 60-story office building is majority-owned by SunTrust Banks, Inc. At December 31, 2013, the Bank operated 1,497 full-service banking offices, of which 590 were owned and the remainder were leased. The full-service banking offices are located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in this Form 10-K for further discussion of our properties.

Item 3.	LEGAL PROCEEDINGS
For information regarding the Company's legal matters, see Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market in which the common stock of the Company is traded is the NYSE. See Item 6 and Table 33 in the MD&A for information on the high and the low sales prices of SunTrust common stock on the NYSE, which is incorporated herein by reference. During the year ended December 31, 2013, we paid a quarterly dividend on common stock of $0.05 per common share for the first quarter and $0.10 per common share for each of the second, third, and fourth quarters, compared to a quarterly dividend on common stock of $0.05 per common share during 2012. Our common stock was held of record by 27,916 holders at December 31, 2013. See "Unregistered Sales of Equity Securities and Use of Proceeds" below for information on share repurchase activity, announced programs, and the remaining buy back authority under the announced programs, which is incorporated herein by reference.
Please also refer to Item 1, “Business—Government Supervision and Regulation,” for a discussion of legal restrictions which affect our ability to pay dividends; Item 1A, “Risk Factors,” for a discussion of some risks related to our dividend, and Item 7, “MD&A—Capital Resources,” for a discussion of the dividends paid during the year and factors that may affect the future level of dividends.
The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC is incorporated by reference into this Item 5.
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2008 and ending December 31, 2013. The foregoing analysis assumes an initial $100 investment in our stock and each index and the reinvestment of all dividends during the periods presented.

Cumulative Total Return for the Years Ended December 31
	2008	2009	2010	2011	2012	2013
SunTrust Banks, Inc.	100.00	69.43	100.78	61.21	97.94	127.76
S&P 500	100.00	125.92	144.21	147.12	169.23	219.83
S&P Commercial Bank Index	100.00	92.86	110.87	99.28	122.02	162.59

Unregistered Sales Of Equity Securities And Use Of Proceeds
SunTrust did not repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the year ended December 31, 2013, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, or the Series E Preferred Stock Depositary Shares.
At December 31, 2013, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve through the capital planning and stress testing process, and the Company did not request approval to repurchase any warrants.
On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act, 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. In 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends.

On March 30, 2011, the Company repurchased $3.5 billion of Fixed Rate Cumulative Preferred Stock-Series C, and $1.4 billion of Fixed Rate Cumulative Preferred Stock-Series D, that was issued to the U.S. Treasury under the CPP. Warrants to purchase common stock issued to the U.S. Treasury in connection with the issuance of Series C and D preferred stock remained outstanding. The Board authorized the Company to repurchase all of the remaining outstanding warrants to purchase our common stock that were issued to the U.S. Treasury in connection with its investment in SunTrust Banks, Inc. under the CPP. On September 28, 2011, the Company purchased and retired 4 million warrants to purchase SunTrust common stock in connection with the U.S. Treasury's resale, via a public secondary offering of the warrants that the Treasury held. At December 31, 2013, 13.9 million warrants remained outstanding.

On December 15, 2011, SunTrust issued 1,025 shares of Perpetual Preferred Stock-Series B, no par value and $100,000 liquidation preference per share (the "Series B Preferred Stock") to SunTrust Preferred Capital I. The Series B Preferred Stock by its terms is redeemable by the Company at $100,000 per share plus any declared and unpaid dividends.

On December 13, 2012, SunTrust issued depositary shares representing ownership interest in 4,500 shares of Perpetual Preferred Stock-Series E, no par value and $100,000 liquidation preference per share (the "Series E Preferred Stock"). The Series E Preferred Stock by its terms is redeemable by the Company at $100,000 per share plus any declared and unpaid dividends.

Share repurchases during the year ended December 31, 2013:

	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
April 1 - 30	1,072,400	$29.03	1,072,400	$169
May 1 - 31	591,532	31.89	591,532	150
June 1 - 30	—	—	—	150
Total during second quarter of 2013	1,663,932	$30.05	1,663,932	$150

July 1 - 31	1,429,527	$34.98	1,429,527	$100
August 1 - 31	—	—	—	100
September 1 - 30	—	—	—	100
Total during third quarter of 2013	1,429,527	$34.98	1,429,527	$100

October 1 - 31	1,463,185	$34.17	1,463,185	$50
November 1 - 30	—	—	—	50
December 1-31	—	—	—	50
Total during fourth quarter of 2013	1,463,185	$34.17	1,463,185	$50
Total during 2013	4,556,644	$32.92	4,556,644	$50

1 On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process and, therefore, this authority effectively expires on March 31, 2014. During 2013, the Company repurchased approximately $150 million of its common stock at market value as part of this publicly announced plan. Subsequent to December 31, 2013, the Company repurchased an additional $50 million of its common stock in early 2014 as part of the repurchases authorized related to the 2013 capital plan.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. No shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans in 2013.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
(Dollars in millions, except per share data)	2013	2012	2011	2010	2009
Summary of Operations:
Interest income	$5,388	$5,867	$6,181	$6,343	$6,710
Interest expense	535	765	1,116	1,489	2,244
Net interest income	4,853	5,102	5,065	4,854	4,466
Provision for credit losses	553	1,395	1,513	2,651	4,064
Net interest income after provision for credit losses	4,300	3,707	3,552	2,203	402
Noninterest income	3,214	5,373	3,421	3,729	3,710
Noninterest expense	5,880	6,323	6,234	5,911	6,562
Income/(loss) before provision for income taxes	1,634	2,757	739	21	(2,450)
Provision/(benefit) for income taxes	273	773	79	(185)	(898)
Net income attributable to noncontrolling interest	17	26	13	17	12
Net income/(loss)	$1,344	$1,958	$647	$189	($1,564)
Net income/(loss) available to common shareholders	$1,297	$1,931	$495	($87)	($1,733)
Net income/(loss) available to common shareholders, excluding Form 8-K items [1]	$1,476	$1,178	$495	($87)	($1,733)
Net interest income - FTE [1]	$4,980	$5,225	$5,179	$4,970	$4,589
Total revenue - FTE [1]	8,194	10,598	8,600	8,699	8,299
Total revenue - FTE, excluding net securities gains [1]	8,192	8,624	8,483	8,508	8,201
Total revenue - FTE, excluding Form 8-K items [1]	8,257	11,901	8,600	8,699	8,299
Net income/(loss) per average common share:
Diluted [2]	2.41	3.59	0.94	(0.18)	(3.98)
Diluted excluding goodwill/intangible impairment charges, other than MSRs [1,2]	2.41	3.60	0.94	(0.18)	(2.34)
Diluted excluding effect of accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury [1,2]	2.41	3.59	1.08	(0.18)	(3.98)
Diluted, excluding the effect of Form 8-K items [1,2]	2.74	2.19	0.94	(0.18)	(3.98)
Basic	2.43	3.62	0.94	(0.18)	(3.98)
Dividends paid per average common share	0.35	0.20	0.12	0.04	0.22
Book value per common share	38.61	37.59	36.86	36.34	35.29
Tangible book value per common share [1]	27.01	25.98	25.18	23.76	22.59
Market capitalization	19,734	15,279	9,504	14,768	10,128
Market price:
High	36.99	30.79	33.14	31.92	30.18
Low	26.93	18.07	15.79	20.16	6.00
Close	36.81	28.35	17.70	29.51	20.29
Selected Average Balances
Total assets	$172,497	$176,134	$172,440	$172,375	$175,442
Earning assets	153,728	153,479	147,802	147,187	150,908
Loans	122,657	122,893	116,308	113,925	121,041
Consumer and commercial deposits	127,076	126,249	122,672	117,129	113,164
Brokered time and foreign deposits	2,065	2,255	2,386	2,916	6,082
Intangible assets including MSRs	7,535	7,322	7,780	7,837	7,882
MSRs	1,121	887	1,331	1,317	533
Preferred Stock	725	290	1,328	4,929	5,067
Total shareholders’ equity	21,167	20,495	20,696	22,834	22,286
Average common shares - diluted (thousands)	539,093	538,061	527,618	498,744	437,486
Average common shares - basic (thousands)	534,283	534,149	523,995	495,361	435,328
At December 31
Total assets	$175,335	$173,442	$176,859	$172,874	$174,165
Earning assets	156,978	151,223	154,696	148,473	147,896
Loans	127,877	121,470	122,495	115,975	113,675

ALLL	2,044	2,174	2,457	2,974	3,120
Consumer and commercial deposits	127,735	130,180	125,611	120,025	116,303
Brokered time and foreign deposits	2,024	2,136	2,311	3,019	5,560
Long-term debt	10,700	9,357	10,908	13,648	17,490
Total shareholders’ equity	21,422	20,985	20,066	23,130	22,531
Financial Ratios
ROA	0.78%	1.11%	0.38%	0.11%	(0.89)%
ROE	6.34	9.56	2.56	(0.49)	(10.07)
ROTCE[1]	9.25	14.02	3.83	(0.76)	(17.56)
Net interest margin - FTE	3.24	3.40	3.50	3.38	3.04
Efficiency ratio	71.75	59.67	72.49	67.94	79.07
Tangible efficiency ratio [1]	71.48	59.24	71.99	67.36	69.35
Tangible efficiency ratio, excluding Form 8-K items [1]	65.86	67.34	71.99	67.36	69.35
Total average shareholders’ equity to total average assets	12.27	11.64	12.00	13.25	12.70
Tangible equity to tangible assets [1]	9.00	8.82	8.10	10.12	9.66
Effective tax rate/(benefit)	16.89	28.29	10.84	NM3	(36.50)
Allowance to year-end total loans	1.60	1.80	2.01	2.58	2.76
Total NPAs to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.91	1.52	2.76	4.08	5.33
Common dividend payout ratio [4]	14.5	5.6	12.9	N/A	N/A
Capital adequacy at period end
Tier 1 common equity	9.82%	10.04%	9.22%	8.08%	7.67%
Tier 1 capital	10.81	11.13	10.90	13.67	12.96
Total capital	12.81	13.48	13.67	16.54	16.43
Tier 1 leverage	9.58	8.91	8.75	10.94	10.90

1 See Non-GAAP reconcilements in Table 36 of the MD&A.
2 For EPS calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods in which we recognize a net loss available to common shareholders because the impact would be antidilutive.
3 The calculated effective tax rate was not meaningful.
4 The common dividend payout ratio is not applicable in a period of net loss.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding: (1) efficiency goals; (2) future improvements to asset quality and the contribution of such improvement to net income; (3) future levels of net interest margin, net interest income, mortgage production related income, other real estate expense, gains on sale of other real estate, cyclical costs (including operating losses, other real estate expense, and credit and collection services), , NPLs, net charge-offs, provision for loan losses, RWAs and CET 1, and the liability for UTBs; (4) the expected contributions of purchase activity and refinance activity to mortgage production related income; (5) future rate of branch reductions, (6) future impacts to Tier 1, Tier 2 and Total Capital as a result of regulatory impacts to the capital treatment of certain of our trust preferred securities; (7) our expectation that we will realize DTA’s; (8) future core expenses in Mortgage Banking, and (9) expected returns on pension plan assets, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of NPAs are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans, and may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we are subject to risks related to delays in the foreclosure process; we face risks related to recent mortgage settlements; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses both through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia, and through other national delivery channels. In certain businesses, we also operate in select markets nationally. Within our geographic footprint, we operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset management, securities brokerage, and capital market services.
This MD&A is intended to assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes in Item 8 of this Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Tables 36 and 37.

EXECUTIVE OVERVIEW
Economic and regulatory
The economic landscape in 2013 reflected gradual improvement in economic activity and labor market conditions, increased consumer confidence and household spending, and further strengthening of many housing markets in which we operate. As the overall economy improved, increases in mortgage interest rates during the year resulted in a decline in mortgage refinance activity from the strong levels in 2012. Despite the increase in mortgage interest rates, consumer borrowing costs remained at relatively low levels which continued to be a catalyst to increased consumer spending. Consumer spending increased compared to 2012 and during 2013 reached levels last seen prior to the recession, before declining at December 31, 2013, to a level moderately below the prior year end. The unemployment rate dropped to below 7% at December 31, 2013, compared to the rate at December 31, 2012, which was slightly below 8%. The drop in unemployment and improvement in economic conditions during 2013 aided the changes in U.S. monetary policy announced at the end of 2013, as discussed further below. The housing market continued to strengthen in 2013, as demonstrated by continued price increases, favorable shifts in supply and demand, and some encouraging signs from certain homebuilding activities. However, the rise in mortgage interest rates that began in the second quarter of 2013 applied pressure on the housing recovery and significantly impacted refinancing activity.
During 2013, the Federal Reserve maintained a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. Accordingly, the Federal Reserve maintained key interest rates at exceptionally low levels during 2013, and indicated that they would likely remain at these levels well past the time that the unemployment rate drops below 6.5%, especially if its long-term inflation goals are not met. As a result of executing its monetary policy, the Federal Reserve continued to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS and continued adding Treasuries and agency MBS to its portfolio during 2013. However, during 2013, driven in large part by the financial markets' expectations regarding future Federal Reserve monetary policy actions, certain market interest rates increased and the yield curve steepened compared to December 31, 2012. During December 2013, the Federal Reserve indicated that it would begin to modestly reduce its pace of Treasury and agency MBS purchases in January 2014 in light of cumulative progress in unemployment and labor market conditions. The Federal Reserve indicated further that a reduction of its asset purchases was likely with continued improving economic indicators, but that its asset purchases are not on a preset course and the decision to moderate purchases further will be based on close monitoring of economic and financial developments over the coming months and how these developments support any continued improvement in labor market conditions and inflation objectives. Despite the currently planned moderation in asset purchases, the Federal Reserve indicated that, in its view, the sizable and still increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and allow more accommodative financial conditions. The Federal Reserve outlook includes economic growth that will strengthen from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing longer-term inflation. See additional discussion regarding the increase in interest rates in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A.
Capital
During 2013, we announced capital plans in conjunction with the 2013 CCAR submission and completion of the Federal Reserve's review of our capital plan. Accordingly, during 2013 we repurchased $150 million of our common stock, and we subsequently repurchased an additional $50 million of our common stock in early 2014. Additionally, we increased our quarterly common stock dividend by $0.05 per common share effective in the second quarter of 2013, which resulted in dividends for 2013 of $0.35 per common share, an increase from $0.20 per common share in 2012. We have submitted our 2014 capital plan in conjunction with the 2014 CCAR submission, and upon completion of the Federal Reserve's review of the capital plan, we will announce any future capital actions.

At December 31, 2013 our capital ratios were well above the requirements to be considered “well capitalized” according to current and expected future regulatory standards, as earnings during 2013 drove a $1.1 billion increase in our Tier 1 common equity. Our Tier 1 common equity ratio was 9.82% at December 31, 2013, compared to 10.04% at December 31, 2012. The decline in the ratio compared to the prior year was primarily due to an increase in RWA as a result of loan growth and an increase in unused lending commitments. Our Tier 1 capital and total capital ratios were 10.81% and 12.81%, respectively, at December 31, 2013 compared to 11.13% and 13.48%, respectively, at December 31, 2012, which also declined moderately from the prior year primarily due to the same reasons as the decline in the Tier 1 common equity ratio. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk Management” sections of this MD&A.
The Federal Reserve published final rules on October 11, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015, and, based on our current analysis of the rules, we believe that our RWA will increase slightly primarily due to increased risk-weightings for MSRs and certain on and off-balance sheet exposures, resulting in a small decline in our capital ratios. Based on our current and ongoing analysis of the recently published rules, we estimate our current Basel III common equity Tier 1 ratio, on a fully phased-

in basis, will be approximately 9.6%, which would be in compliance with the capital requirements. See the "Reconcilement of Non-U.S. GAAP Measures - Annual" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion of Basel III in the "Capital Resources" section of this MD&A.

Financial performance
Net income available to common shareholders during 2013 was $1.3 billion, or $2.41 per average diluted common share, compared to $1.9 billion, or $3.59 per average diluted common share, in 2012, and $495 million, or $0.94 per average diluted common share, in 2011. Net income in 2013 included a $179 million negative impact, or $0.33 per average diluted common share, of items related primarily to the recognition of certain legacy mortgage-related and other matters and the completion of a taxable reorganization of certain subsidiaries. In comparison, during 2012 our net income included $753 million of additional income, or $1.40 per average diluted common share, driven by the early termination of agreements regarding the shares previously owned in Coke resulting in the sale and charitable contribution of those shares, net of certain expenses related to strategic actions taken during 2012 to strengthen our balance sheet. A summary of the significant items impacting each year is as follows:

			Table 1
	Year Ended December 31
($ in millions, except per share amounts)	2013	2012	2011
Net income available to common shareholders	$1,297	$1,931	$495
Significant items impacting the year:
Operating losses related to recognition of certain mortgage-related legal matters	323	—	—
Mortgage repurchase provision related to repurchase settlements	63	—	—
Provision for unrecoverable servicing advances	96	—	—
Securities gains related to sale of Coke stock	—	(1,938)	—
Mortgage repurchase provision	—	371	—
Charitable expense related to the Coke stock contribution	—	38	—
Provision for credit losses related to NPL sales	—	172	—
Losses on sale of guaranteed loans	—	92	—
Valuation losses related to planned sale of Affordable Housing investments	—	96	—
Tax (benefit)/expense related to above items	(190)	416	—
Net tax benefit related to subsidiary reorganization and other	(113)	—	—
Net income available to common shareholders, excluding significant items impacting the year	$1,476	$1,178	$495
Net income per average common share, diluted	$2.41	$3.59	$0.94
Net income per average common share, diluted, excluding significant items impacting the year	$2.74	$2.19	$0.94

The 2013 items noted above primarily related to the recognition of certain legacy mortgage-related and other matters and also included the impact of the completion of a taxable reorganization of certain subsidiaries along with other less significant tax matters. Addressing these matters improves our overall risk profile. Further details about these strategic actions can be found in our Form 8-K that was filed with the SEC on October 10, 2013. The 2012 items noted above related to strategic actions taken during 2012 to improve our risk profile and strengthen our capital and balance sheet. Further details about these strategic actions can be found in our 2012 Form 10-K and in our Form 8-K that was filed with the SEC on September 6, 2012. When excluding these items, our net income and diluted earnings per common share increased 25% during 2013 compared to 2012, primarily as a result of the continued improvement in credit quality that led to lower provision for credit losses and lower noninterest expense. Our net income and diluted earnings per common share increased over 100% during 2012 compared to 2011 when excluding the Form 8-K items. The increase was primarily driven by improved mortgage-related income, lower provision for credit losses, and less preferred dividends and accelerated accretion related to the U.S. government's TARP investment, which was repaid in 2011. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of net income available to common shareholders and net income per average common share, diluted, excluding the Form 8-K items.
Our provision for credit losses declined 60% during 2013 compared to 2012. The decrease was as a result of continued credit quality improvement and the 2012 impacts related to Chapter 7 bankruptcy loan reclassifications to nonperforming and a junior lien policy change related to nonaccrual status and timing of charge-off recognition. Noninterest expense decreased 7% in 2013; however, when excluding the Form 8-K items, decreased 12% compared to 2012 as a result of our ongoing efficiency improvement efforts as well as the abatement of cyclically high credit-related costs. Partially offsetting the improvement in provision for credit losses and noninterest expenses was a decrease in total revenue in 2013 compared to 2012, driven by declines in both net interest income and noninterest income. Net interest income decreased 5% during 2013 compared to 2012, primarily due to the continued low interest rate environment. Noninterest income decreased 40% during 2013 compared to 2012; however, excluding the Form 8-K items, it decreased 16% primarily due to lower mortgage-related income, partially offset by higher wealth management and capital markets revenue in 2013. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of Form 8-K items from 2013 and 2012.
Our efficiency and tangible efficiency ratios during 2013 were 71.8% and 71.5%, respectively, compared to 59.7% and 59.2%, respectively, in 2012; however, both years were impacted by the Form 8-K items previously mentioned. Excluding the impact of Form 8-K items in 2013 and 2012, our tangible efficiency ratio was 65.9% during 2013 and improved 148 basis points compared to 2012. Excluding Form 8-K items from 2012, our tangible efficiency ratio improved 465 basis points compared to 2011. Our long-term goal is to be a more efficient organization with a tangible efficiency ratio under 60%, and we expect to make further progress on achieving our long-term goal with a target to be under 64% by the end of 2014.
Our asset quality metrics were a key driver to improved performance during 2013, as NPLs, NPAs, and net charge-offs all declined to seven year lows. Total NPLs declined 37% from the December 31, 2012 level, driven by reduced inflows into nonaccrual, continuing resolution of problem loans, and return to accruing status of loans previously discharged in Chapter 7 bankruptcy that exhibited a period of sustained payment performance since being discharged. Declines in NPLs were experienced in all loan portfolios, with the largest decline coming from the residential portfolio driven by the Chapter 7 bankruptcy loans returning to accruing status, in addition to lower foreclosures, lower net charge-offs, and improved loan performance. OREO declined 36% during 2013 compared to 2012, to $170 million at December 31, 2013, which is the lowest level since 2006. The decline from 2012 was primarily driven by decreased inflows and sales of existing properties. Our restructured loan portfolio was stable compared to December 31, 2012, while the mix changed. Accruing restructured loans increased 10% compared to December 31, 2012, primarily as a result of Chapter 7 bankruptcy loans returning to accruing status during 2013. Additionally, nonaccruing restructured loans decreased 39% and were only 12% of the total restructured portfolio at December 31, 2013. The accruing restructured portfolio continued to exhibit strong payment performance, with 96% of the portfolio current on principal and interest payments at December 31, 2013. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during 2013, both in total and when excluding government-guaranteed loan delinquencies.
At December 31, 2013, the ALLL was 1.60% of total loans, a decline of 20 basis points compared to December 31, 2012. The provision for loan losses decreased 61% and net charge-offs decreased 60% during 2013 compared to 2012. The declines were the result of improved credit quality, as well as the incremental charge-offs and provision recorded in 2012 related to NPL sales, the junior lien credit policy change, and the Chapter 7 bankruptcy loan reclassification to nonaccruing. Net charge-offs to total average loans was 0.55% during 2013 compared to 1.37% during 2012, a decline of 82 basis points driven by decreases in charge-offs within each segment, including the incremental charge-offs related to NPL sales, junior lien policy change, and Chapter 7 bankruptcy loans during 2012. Improvements in asset quality have been driven by the stronger housing market, lower residential delinquencies, lower loss severities, and higher prices upon disposition of foreclosed assets. In 2014, we expect further, but moderating, improvements in asset quality primarily driven by residential loans. However, as asset quality metrics approach more normalized levels, we expect the positive impacts on net income resulting from declines in net charge-offs and the ALLL to abate. As we experienced in the fourth quarter of 2013, positive loan growth may offset the effects of future asset quality improvements and may result in loan loss provision growth. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans were stable during 2013 compared to 2012; however, the mix of loans changed considerably with an increase in C&I and consumer loans, excluding student loans, while the guaranteed residential mortgage and student loan portfolio declined significantly, primarily as a result of sales in the latter half of 2012. Also declining significantly in 2013 compared to 2012 was average NPLs, down over $1.1 billion, primarily due to our continued resolution efforts and NPL sales in 2012. While average loans were stable compared to 2012, an increase in loan originations in late 2013 resulted in total loans increasing 5% at December 31, 2013, compared to December 31, 2012. The increase was due to growth in the consumer portfolio and targeted growth of our C&I and CRE portfolios. We remain focused on extending credit to qualified borrowers as part of our commitment to provide financing and fulfilling the credit needs in the communities that we serve. To that end, during 2013, we extended approximately $97 billion in new loan originations, commitments, and renewals of commercial, residential, and consumer loans to our clients, an increase of 8% from 2012.
Average consumer and commercial deposits increased 1% during 2013 compared to 2012. The increase during 2013 was primarily the result of the continued increase in lower cost deposits, partially offset by a decrease in higher cost time deposits. Specifically, average lower-cost account balances increased $3.4 billion, or 3%, and was spread across all lower-cost categories, while average time deposits declined $2.6 billion, or 16%, during 2013 compared to 2012. Comparatively, at December 31, 2013, consumer and commercial deposits were 2% lower compared to December 31, 2012, but lower cost balances were relatively stable while higher cost balances drove the decline from the prior year, declining 13%. The mix shift compared to the prior year in consumer and commercial deposits resulted in a 15 basis point reduction in interest-bearing deposit costs during 2013 compared to 2012. See additional discussions in the "Net Interest Income/Margin" and "Deposits" sections of this MD&A.
Total revenue, on an FTE basis, decreased 23% in 2013 compared to 2012, and when excluding the impact from the Form 8-K items, decreased 9% compared to 2012. The decrease was due to lower net interest income and mortgage-related income, partially offset by higher wealth management and capital markets revenue. The decrease in net interest income was due to relatively stable average earning assets and a 31 basis point decline in rates earned on those assets. The decrease in mortgage-related income was primarily due to a decline in production volume, the compression of gain on sale margins, and a decline in net MSR hedge performance, all driven by the increase in market interest rates during 2013. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of revenue, excluding Form 8-K items.
Net interest income, on an FTE basis, decreased 5% during 2013 compared to 2012, due to a decrease in our commercial loan swap-related income and the continued low interest rate environment contributing to lower earning asset yields, partially offset by favorable shifts in the deposit mix, lower deposit rates, and the reduction in average long-term debt. The prior year also included $31 million of dividends on Coke shares that we sold in 2012. Our net interest margin was 3.24% during 2013 compared to 3.40% during 2012. The decline in net interest margin was due to the same factors as noted in the decline in net interest income. In 2014, we expect the net interest margin to decline compared to 2013, but at a lower rate relative to the decline we experienced this year. The driver of this decline is anticipated to be further compression in loan yields due to the continued low short-term interest rate environment. We expect improvements in net interest income in 2014, assuming that the loan growth we experienced at the end of 2013 continues. See additional discussion related to net interest margin in the "Net Interest Income/Margin," section of this MD&A.
Noninterest income decreased 40% during 2013 compared to 2012, and decreased 16% when excluding the impact from the Form 8-K items. The decrease was driven by a decline in mortgage-related revenue as a result of a decline in production volume, lower gain on sale margins, and a decline in net MSR hedge performance, all attributable to the increase in market interest rates during 2013. Partially offsetting the decrease was higher wealth management and capital markets revenue, as well as a decline in the mortgage repurchase provision and mark-to-market valuation losses on our fair value debt and index-linked CDs during 2013 compared to 2012. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of noninterest income, excluding Form 8-K items.
Noninterest expense decreased 7% during 2013 compared to 2012, and decreased 12%, when excluding the impact from the Form 8-K items, and was driven by efficiency improvements that caused a decline in most expense categories, as well as the abatement of cyclically high credit-related expenses and reduced legal and consulting expenses. A significant driver of the lower noninterest expense was a 6% decline in compensation and benefits expense due in large part to the decline in full time equivalent employees which resulted in a decrease in salaries and other benefits costs. A significant driver of the decline in credit-related costs was the 97% decrease in other real estate expense compared to 2012 due to increased gains on sales of owned properties, while operating expenses and loss provisioning related to owned properties decreased. Consulting and legal expenses declined due to the completion of certain mortgage regulatory-related projects. Additionally, operating losses declined 35%, excluding Form 8-K items, due predominantly to lower mortgage and regulatory legal-related expenses. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of noninterest expense and related components, excluding Form 8-K items.
Business segments highlights
Net income improved 88% in Consumer Banking and Private Wealth Management during 2013 compared to 2012, driven by credit quality and expense improvements. Reductions in the provision for credit losses and noninterest expense offset lower revenue to drive the substantial increase in net income. Revenue was moderately lower during 2013 compared to 2012, driven by the sale of $2.2 billion of government-guaranteed student loans in 2012, partially offset by an 8% increase in consumer loan production during 2013 due to solid organic loan growth and a 5% increase in wealth management-related revenues. An improvement in credit quality drove a 44% decrease in the provision for credit losses during 2013 compared to 2012. The improvement was predominantly driven by our home equity portfolio as a result of the strengthening housing market, as well as an increase in the provision in the prior year due to a change in our credit policy related to the charge-off of junior lien loans and reclassification to nonaccrual of certain Chapter 7 bankruptcy loans. The 9% reduction in noninterest expenses during 2013 was primarily driven by changes to our branch staffing model and retail branch network due to clients increasingly utilizing self-service channels. Our retail branch network decreased 7% in 2013 from December 31, 2012, due to our efforts to better align our branch network and staffing levels in response to evolving client preferences. We expect further declines in our branch network in 2014; however, the overall rate of decline will be slower when compared to 2013. The decrease in expenses drove the 458 and 362 basis point improvements in 2013 in our efficiency and tangible efficiency ratios, respectively, compared to 2012.

Wholesale Banking reported a 29% increase in net income in 2013 compared to 2012, which was led by decreases in the provision for credit losses and noninterest expense. Total revenue was lower in 2013 due to lower trading income and leasing asset impairments, but was partially offset by record investment banking income and a 4% increase in net interest income driven by average loan growth of 7%. Loan growth was driven by not-for-profit and government lending, core commercial real estate, and our large corporate lending areas, most notably asset securitization, asset-based lending, and our energy and healthcare industry lending. Further credit quality improvement in our CRE portfolio in 2013 and the elevated provision in 2012 due to the charge-offs related to the nonperforming CRE loans sales drove a 70% decrease in the provision for credit losses compared to 2012. Additionally, noninterest expenses decreased 10% compared to 2012, driven by declines in other real estate and credit related expenses. The decline in noninterest expense drove further improvements in both the efficiency and tangible efficiency ratios during 2013, which remained below 55%.

The net loss in Mortgage Banking improved by 18% during 2013 when compared to 2012, driven by an increase in net interest income and a decrease in the provision for credit losses, partially offset by lower revenue and increased expenses. However, the results were significantly impacted by the Form 8-K items that reduced income in both years and increased expenses in 2013. Excluding these Form 8-K items, Mortgage Banking had a more substantial improvement in net loss in 2013 compared to 2012 driven primarily by a moderate decrease in noninterest expense compared to 2012. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," for a reconciliation of provision for credit losses, noninterest income, and noninterest expense, excluding Form 8-K items, including the impact to the Mortgage Banking segment. The decrease in noninterest expense and provision for credit losses, excluding the Form 8-K items, was the result of improved credit quality and a continued improvement in the operating environment. Noninterest income, excluding the Form 8-K items, decreased significantly during 2013 compared to 2012 and was driven by lower current year mortgage revenue due to a decline in production volume and gain on sale margins which were due to the increase in mortgage rates and a decline in mortgage servicing income driven by lower net MSR hedge performance that was also a result of higher interest rates. These declines were partially offset by a lower mortgage repurchase provision. As expected, when interest rates began to rise in 2013 our refinance activity declined, but our home purchase volume increased 16% compared to 2012. In 2014, we expect further growth in our purchase volume, although it is not expected to offset the decline in refinance activity expected in 2014. We announced during the fourth quarter of 2013 that we would exit the broker origination channel, which represented approximately 10% of our loan production in 2013 and approximately 15% in 2012. Additionally, we announced that we would right-size our mortgage business. As a part of these initiatives, we will reduce our mortgage staff by approximately 800 full-time equivalent employees. These actions are anticipated to be a significant factor in reducing core expenses by approximately $50 million per quarter. Full realization of this reduction in core expenses is anticipated to be included in Mortgage Banking results by the second quarter of 2014.

Additional information related to our segments can be found in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K, and further discussion of segment results for the years ended December 31, 2013, 2012, and 2011, can be found in the "Business Segment Results" section of this MD&A.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid									Table 2

	2013			2012			2011
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$54,788	$2,181	3.98%	$51,228	$2,329	4.55%	$46,027	$2,368	5.14%
CRE	4,513	146	3.24	4,517	165	3.65	5,323	198	3.72
Commercial construction	701	24	3.46	816	31	3.79	1,173	45	3.85
Residential mortgages - guaranteed	3,708	106	2.85	5,589	165	2.96	4,587	157	3.42
Residential mortgages - nonguaranteed	23,007	958	4.17	22,621	1,023	4.52	21,926	1,088	4.96
Home equity products	14,474	525	3.63	14,962	551	3.68	15,841	594	3.75
Residential construction	549	27	4.91	692	36	5.17	862	45	5.21
Guaranteed student loans	5,426	207	3.82	6,863	265	3.87	4,920	209	4.26
Other direct	2,535	111	4.37	2,226	97	4.34	1,868	89	4.75
Indirect	11,072	377	3.41	10,468	403	3.85	9,690	439	4.53
Credit cards	646	62	9.66	567	57	10.06	511	59	11.61
Nonaccrual [3]	1,238	33	2.63	2,344	31	1.32	3,580	34	0.95
Total loans	122,657	4,757	3.88	122,893	5,153	4.19	116,308	5,325	4.58
Securities AFS:
Taxable	22,383	569	2.54	21,875	640	2.93	23,973	770	3.21
Tax-exempt - FTE [2]	258	13	5.18	368	20	5.33	502	28	5.48
Total securities AFS - FTE	22,641	582	2.57	22,243	660	2.97	24,475	798	3.26
Fed funds sold and securities borrowed or purchased under agreements to resell	1,024	—	0.02	897	—	0.04	992	—	—
LHFS	3,096	107	3.44	3,267	112	3.41	2,255	93	4.13
Interest-bearing deposits	21	—	0.09	22	—	0.21	22	—	0.15
Interest earning trading assets	4,289	69	1.61	4,157	65	1.55	3,750	79	2.10
Total earning assets	153,728	5,515	3.59	153,479	5,990	3.90	147,802	6,295	4.26
ALLL	(2,121)			(2,295)			(2,702)
Cash and due from banks	4,530			5,482			5,203
Other assets	14,287			14,854			16,831
Noninterest earning trading assets	1,660			2,184			2,708
Unrealized gains on securities AFS	413			2,430			2,598
Total assets	$172,497			$176,134			$172,440
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$26,083	$17	0.07%	$25,155	$23	0.09%	$24,751	$35	0.14%
Money market accounts	42,655	54	0.13	42,101	88	0.21	42,854	161	0.38
Savings	5,740	3	0.05	5,113	5	0.10	4,535	7	0.15
Consumer time	9,018	102	1.13	10,597	145	1.37	12,451	198	1.59
Other time	4,937	64	1.29	5,954	91	1.52	7,036	122	1.73
Total interest-bearing consumer and commercial deposits	88,433	240	0.27	88,920	352	0.40	91,627	523	0.57
Brokered time deposits	2,030	51	2.49	2,204	77	3.42	2,306	101	4.38
Foreign deposits	35	—	0.13	51	—	0.17	80	—	0.57
Total interest-bearing deposits	90,498	291	0.32	91,175	429	0.47	94,013	624	0.66
Funds purchased	639	1	0.10	798	1	0.11	1,038	2	0.13
Securities sold under agreements to repurchase	1,857	3	0.14	1,602	3	0.18	2,157	3	0.15
Interest-bearing trading liabilities	705	17	2.45	676	15	2.24	851	26	3.04
Other short-term borrowings	4,953	13	0.26	6,952	18	0.27	3,465	12	0.36
Long-term debt	9,872	210	2.12	11,806	299	2.53	13,496	449	3.33
Total interest-bearing liabilities	108,524	535	0.49	113,009	765	0.68	115,020	1,116	0.97
Noninterest-bearing deposits	38,643			37,329			31,045
Other liabilities	3,602			4,348			3,972
Noninterest-bearing trading liabilities	561			953			1,707
Shareholders’ equity	21,167			20,495			20,696
Total liabilities and shareholders’ equity	$172,497			$176,134			$172,440
Interest Rate Spread			3.10%			3.22%			3.29%
Net interest income - FTE [4]		$4,980			$5,225			$5,179
Net Interest Margin[5]			3.24%			3.40%			3.50%
1 Interest income includes loan fees of $153 million, $112 million, and $138 million for the years ended December 31, 2013, 2012, and 2011, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustments were $127 million, $123 million, and $114 million for the years ended December 31, 2013, 2012, and 2011, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments that manage our interest-sensitivity position increased net interest income $444 million, $528 million, and $639 million for the years ended December 31, 2013, 2012, and 2011, respectively.
5 The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Analysis of Changes in Net Interest Income [1]						Table 3
	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Increase/(Decrease) in Interest Income
Loans:
C&I - FTE [2]	$155	($303)	($148)	$250	($289)	($39)
CRE	—	(19)	(19)	(29)	(4)	(33)
Commercial construction	(4)	(3)	(7)	(13)	(1)	(14)
Residential mortgages - guaranteed	(53)	(6)	(59)	31	(23)	8
Residential mortgages - nonguaranteed	17	(82)	(65)	34	(99)	(65)
Home equity products	(18)	(8)	(26)	(32)	(11)	(43)
Residential construction	(7)	(2)	(9)	(9)	—	(9)
Guaranteed student loans	(55)	(3)	(58)	77	(21)	56
Other direct	13	1	14	16	(8)	8
Indirect	22	(48)	(26)	33	(69)	(36)
Credit cards	7	(2)	5	6	(8)	(2)
Nonaccrual	(19)	21	2	(14)	11	(3)
Securities AFS:
Taxable	15	(86)	(71)	(65)	(65)	(130)
Tax-exempt - FTE [2]	(6)	(1)	(7)	(7)	(1)	(8)
Fed funds sold and securities borrowed or purchased under agreements to resell	—	—	—	—	1	1
LHFS	(6)	1	(5)	36	(18)	18
Interest earning trading assets	2	2	4	8	(22)	(14)
Total increase/(decrease) in interest income	63	(538)	(475)	322	(627)	(305)

(Decrease)/Increase in Interest Expense
NOW accounts	1	(7)	(6)	1	(13)	(12)
Money market accounts	1	(35)	(34)	(3)	(70)	(73)
Savings	1	(3)	(2)	1	(3)	(2)
Consumer time	(20)	(23)	(43)	(28)	(25)	(53)
Other time	(14)	(13)	(27)	(17)	(14)	(31)
Brokered time deposits	(6)	(20)	(26)	(4)	(20)	(24)
Securities sold under agreements to repurchase	—	—	—	(1)	1	—
Interest-bearing trading liabilities	1	1	2	(5)	(6)	(11)
Other short-term borrowings	(5)	—	(5)	10	(4)	6
Long-term debt	(45)	(44)	(89)	(52)	(99)	(151)
Total decrease in interest expense	(86)	(144)	(230)	(98)	(253)	(351)
Net increase/(decrease) in net interest income	$149	($394)	($245)	$420	($374)	$46
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
Net Interest Income/Margin
Net interest income on an FTE basis was $5.0 billion during 2013, a decrease of $245 million, or 5%, compared to 2012. The decrease was driven by lower earning asset yields as a result of the low interest rate environment, the elimination of the Coke dividend income in 2012, and lower commercial loan swap-related income. These factors were partially offset by lower rates paid on deposits and long-term debt, a decline in our average long-term debt, and the continued favorable shift in the deposit mix. Net interest margin decreased 16 basis points to 3.24% during 2013, compared to 3.40% during 2012 as a result of the same factors as the decline in net interest income.
Average earning assets remained relatively unchanged during 2013 compared to 2012, slightly increasing $249 million to $153.7 billion. An increase of $398 million, or 2%, in our average securities AFS portfolio was largely offset by a $236 million reduction in average loans. The decline in average loans was largely due to sales of government-guaranteed residential mortgages and student loans during the latter half of 2012. Average nonaccrual loans also declined 47%, driven by ongoing credit quality improvement and the sales of NPLs during 2012. These decreases were partially offset by targeted growth in C&I loans of $3.6 billion, or 7%, and consumer loans, excluding guaranteed student loans, which increased approximately 7% compared to the 2012.
Yields on average earning assets declined 31 basis points to 3.59% during 2013, compared to 3.90% during 2012. The yield on our loan portfolio during 2013 was 3.88%, a decrease of 31 basis points compared to the prior year driven by a decline in commercial loan swap-related income and the persistent low interest rate environment. The securities AFS portfolio yielded 2.57% during 2013, down 40 basis points compared to 2012. The yield decline for securities AFS was primarily driven by the prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At December 31, 2013, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $17.3 billion, compared to $17.4 billion at December 31, 2012. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps declined to $417 million during 2013 compared to $508 million during 2012. The $91 million decline was primarily due to a decline in income from the maturity of $2.1 billion of active swaps during 2013 and $9.0 billion of previously terminated swaps that reached their original maturity date during 2012 and 2013. However, we added $2.0 billion of new pay variable-receive fixed commercial loan swaps during 2013 after interest rates increased, which aided net interest income during the year. As we manage our interest rate risk we may purchase additional and/or terminate existing interest rate swaps. Our notional balance of active swaps will begin to mature in the second quarter of 2014 with remaining maturities through 2018, absent any additions or terminations. The average maturity of our active swap notional balances at December 31, 2013, was 2 years and $12.5 billion of our active swap notional balances will mature by December 31, 2016. As the swap balances mature, the interest income from the swap balances is expected to decline and our overall asset sensitivity position is expected to increase.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive fixed rate leg of the swap portfolio is 2.05%. Estimated income of these swaps is included in the table below and is based on the assumption of unchanged LIBOR rates relative to December 31, 2013, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates, as the interest rate environment may change, we may purchase additional swaps, and/or we may terminate existing swaps.

		Table 4

	Ending Notional Balance of Active Swaps (in billions)	Estimated Net Interest Income Related to Swaps (in millions)
First Quarter 2014	$17.3	$101
Second Quarter 2014	16.1	98
Third Quarter 2014	16.1	93
Fourth Quarter 2014	12.6	79
As of and for the year ended December 31, 2015	6.6	134

Average interest-bearing liabilities decreased $4.5 billion, or 4%, during 2013 compared to the prior year, and average rates on interest-bearing liabilities were 0.49% during 2013, a decrease of 19 basis points compared to the prior year. The average balance decrease was predominantly a result of a $2.6 billion, or 16%, decrease in average higher-cost time deposits, a $2.0 billion, or 29%, reduction in average other short-term borrowings, and a $1.9 billion, or 16%, reduction in average long-term debt. These decreases were partially offset by an increase of $2.1 billion, or 3%, in average lower cost deposits. The continued shift in the deposit mix toward lower cost deposit products from higher cost products also included an increase during 2013 of $1.3 billion, or 4%, in average demand deposits compared to 2012. The decline in average long-term debt was primarily attributable to the redemption of $1.2 billion of higher cost trust preferred securities, which had a weighted average interest rate of approximately 7%, as well as the extinguishment of a $1.0 billion FHLB advance and $1.2 billion of senior notes related to the Coke transaction in 2012. Partially offsetting these declines, we responded to the low interest rate environment during 2013 and issued $600 million of 10-year senior notes at a 2.75% coupon, as well as $750 million of 5-year senior notes at a 2.35% coupon. The reduction in average other short-term borrowings was due to a reduction in average short-term FHLB advances during 2013. Subsequent to December 31, 2013, we issued $250 million of 3-year floating rate senior notes and

$600 million of 3-year fixed rate senior notes under our Global Bank Note program. The notes pay a floating coupon rate of 3-month LIBOR plus 44 basis points and a fixed annual coupon rate of 1.35%, respectively.

The decrease of 19 basis points on rates paid on interest-bearing liabilities during 2013 compared to 2012 was primarily due to a 41 basis point decline in rates paid on long-term debt, driven by the aforementioned redemption and extinguishments, and a 15 basis point decline in rates paid on total interest bearing deposits, which included a 13 basis point decrease in rates paid on consumer and commercial deposits. The decline in the overall average rate paid on consumer and commercial deposits was a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products, as well as a decline in market interest rates.
During 2013, the interest rate environment was characterized by a steepening in the yield curve compared to 2012, as rates at the long end of the yield curve increased. More specifically, for the year ended December 31, 2013, benchmark rates were as follows compared to the same period in 2012: one-month LIBOR averaged 0.19%, a decrease of 5 basis points, three-month LIBOR averaged 0.27%, a decrease of 16 basis points, five-year swaps averaged 1.32%, an increase of 34 basis points, and ten-year swaps averaged 2.47%, an increase of 59 basis points. During 2013, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from 2012.
Looking forward, we expect the net interest margin to decline during 2014 compared to 2013, albeit at a slower pace relative to the decline we experienced this year. The drivers of this decline will be further compression in loan yields due to the continued low short-term interest rate environment, partially offset by the benefits of a steeper yield curve. Specifically, the steeper curve is beneficial to spread income and the positive benefit should be noticed in our results over time as existing loans and securities provide cash flows that we can redeploy at higher yields. Additionally, assuming loan growth continues, we anticipate improvements to net interest income during 2014 compared to 2013.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by 3 basis points during 2013, compared to a reduction of 8 basis points during 2012, as average nonaccrual loans decreased by $1.1 billion during the year ended December 31, 2013. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. Tables 2 and 3 contain more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 5
	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Service charges on deposit accounts	$657	$676	$685
Other charges and fees	369	402	415
Card fees [1]	310	316	463
Trust and investment management income	518	512	531
Retail investment services	267	241	230
Investment banking income	356	342	317
Trading income	182	211	248
Mortgage production related income/(loss)	314	343	(5)
Mortgage servicing related income	87	260	224
Net securities gains	2	1,974	117
Other noninterest income	152	96	196
Total noninterest income	$3,214	$5,373	$3,421
Total noninterest income, excluding Form 8-K items [2]	$3,277	$3,898	$3,421
1 PIN interchange fees are presented in card fees along with other interchange fee income for the year ended December 31, 2013. Previously, these PIN interchange fees were presented in other charges and fees and therefore, for comparative purposes, $76 million and $92 million of PIN interchange fees have been reclassified to card fees for the years ended December 31, 2012 and 2011, respectively.
2 See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A for a reconciliation of noninterest income, excluding Form 8-K items.

Noninterest income decreased $2.2 billion, or 40%, during 2013 compared to 2012, driven by a $2.0 billion decrease in net securities gains primarily due to the sale of our Coke common stock in 2012, which was part of our Form 8-K items in 2012. Excluding the impact of Form 8-K items from 2013 and 2012, noninterest income decreased $621 million, or 16%, during 2013 compared to 2012. The decrease was driven by a decline in mortgage-related revenue as a result of a decline in production volume and lower gain on sale margins and a decline in net MSR hedge performance. Partially offsetting the decrease was higher wealth management and capital markets revenue, as well as a decline in the mortgage repurchase provision and mark-to-market valuation losses on our fair value debt and index-linked CDs in 2013 compared to 2012. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A for a reconciliation of noninterest income, excluding Form 8-K items.
Other charges and fees decreased $33 million, or 8%, during 2013 compared to 2012. The decrease was primarily due to lower insurance premium income due to a reduction of mortgage reinsurance agreements and lower letter of credit and loan commitment fee income.
Retail investment services income increased $26 million, or 11%, during 2013 compared to 2012 due to fixed and variable annuity sales and growth in managed accounts. Investment banking income increased $14 million, or 4%, during 2013 compared to 2012. The increase was primarily driven by growth in merger and acquisition advisory and equity transaction fee revenue, as well as syndication and bond origination activity.
Trading income decreased $29 million, or 14%, compared to 2012. The decrease was primarily due to lower core trading income impacted by higher interest rates and a reduction in trading-related reserves in 2012. These declines were partially offset by a $69 million decline in mark-to-market valuation losses on our fair value debt and index-linked CDs.
Mortgage production related income decreased $29 million, or 8%, during 2013 compared to 2012 due to a decline in production volume, compression of gain on sale margins, and lower lock volume associated with a drop in applications, partially offset by a lower mortgage repurchase provision. Excluding the Form 8-K items, mortgage production income declined 47% primarily due to the aforementioned reasons. The reduction in gain on sale margins was a result of industry competition. Applications decreased 35% during 2013 compared to 2012 and loan production volume decreased 7% from the prior year to $29.9 billion, both due to a decline in loan refinance activity as a result of the increase in interest rates during the year. Mortgage production during 2013 was comprised of approximately 64% in refinance activity, but refinance production decreased 16% compared to 2012. However, during 2013, loan purchase production increased 16%, and we expect further growth in purchase production in 2014, though it will not offset an expected decline in refinance activity during 2014.
During 2013, the mortgage repurchase provision was $114 million, a decrease of $599 million compared to 2012. The lower provision was predominantly driven by the $371 million increase to the mortgage repurchase reserve in the third quarter of 2012, which was the result of information received during 2012 from the GSEs and our experience related to demands, both of which enhanced our ability to estimate losses related to remaining expected demands on foreclosed and currently delinquent pre-2009 GSEs loan sales. During 2013, we reached agreements with Freddie Mac and Fannie Mae under which Freddie Mac and Fannie Mae released us from certain existing and future repurchase obligations for loans sold to Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. While the majority of both repurchase settlements was covered by our existing mortgage repurchase reserve, we increased the provision during 2013 by $63 million as a result of these settlements, as the population of loans included under the agreements was broader than the population of loans considered under our existing mortgage repurchase reserve. The reserve for mortgage repurchases was $78 million at December 31, 2013, a decrease of $554 million from December 31, 2012, resulting from the recognition of losses on resolved repurchase requests and the recognition of certain legacy mortgage matters during the year, which included payments to Freddie Mac and Fannie Mae under the settlement agreements. However, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of our repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact our future losses. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, our estimate of losses depends on our assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. For additional information on the mortgage repurchase reserve, see Note 17, "Guarantees," to the Consolidated Financial Statements in this Form 10-K and the "Critical Accounting Policies" section in this MD&A. See Part I., "Item 1A. Risk Factors," in this Form 10-K for further information regarding our potential for additional liability.
Mortgage servicing related income decreased $173 million, or 67%, during 2013 compared to 2012. The decrease was primarily due to less favorable net MSR hedge performance, an increase in the decay of the servicing asset, and a smaller servicing portfolio resulting in lower servicing fees. Net MSR hedge performance is highly sensitive to the market interest rate environment, which became volatile and increased during 2013. As a result of the higher and more volatile interest rate environment, our hedge became only slightly accretive to income during 2013. The increase in decay of the servicing asset was due to the elevated level of refinance volume during the first half of 2013, prior to the reduction in refinance activity during the second half of 2013 due to higher interest rates. At December 31, 2013, the servicing portfolio was $136.7 billion compared to $144.9 billion at December 31, 2012. The decline was driven by the sales of servicing on certain loans in the servicing portfolio.
Net securities gains decreased $2.0 billion during 2013 compared to 2012 due to the early termination during 2012 of agreements regarding our previously owned shares of Coke common stock, resulting in a $1.9 billion gain on disposition of the stock in 2012. For further discussion regarding our investment portfolio activity and the Coke transaction, see the “Securities Available for Sale” section in this MD&A.
Other noninterest income increased $56 million, or 58%, during 2013 compared to 2012. The increase was primarily due to a $92 million loss recognized in 2012 upon the transfer to LHFS of guaranteed student and mortgage loans to be sold and the sale during 2013 of held for sale affordable housing properties resulting in a gain on sale of $17 million. This was partially offset by $50 million in lease financing asset impairments in 2013 as a result of updated market indicators of the residual values of the assets. For additional information on the lease financing impairment, see Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K.

NONINTEREST EXPENSE
			Table 6
	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Employee compensation	$2,488	$2,603	$2,494
Employee benefits	413	474	382
Personnel expenses	2,901	3,077	2,876
Outside processing and software	746	710	653
Net occupancy expense	348	359	356
Operating losses	503	277	377
Credit and collection services	264	239	275
Regulatory assessments	181	233	300
Equipment expense	181	188	178
Marketing and customer development	135	184	184
Consulting and legal fees	73	165	120
Postage and delivery	69	76	81
Other staff expense	66	94	95
Communications	63	63	63
Operating supplies	28	34	45
Amortization/impairment of intangible assets/goodwill	23	46	43
Other real estate expense	4	140	264
Impairment of affordable housing investments	3	96	10
Net loss/(gain) on debt extinguishment	—	16	(3)
Other expense	292	326	317
Total noninterest expense	$5,880	$6,323	$6,234
Total noninterest expense, excluding Form 8-K items [1]	$5,461	$6,189	$6,234
1 See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A for a reconciliation of noninterest expense, excluding Form 8-K items.

Noninterest expense decreased $443 million, or 7%, during 2013 compared to 2012, driven by declines across most expense categories including personnel expenses, legal and consulting expenses, and certain cyclically high credit-related costs (driven by other real estate expense), partially offset by higher operating losses. Excluding the impact of Form 8-K items in 2013 and 2012, noninterest expense decreased 12% due to improved expense management and the abatement of certain cyclically high credit-related costs. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A for a reconciliation of noninterest expense, excluding Form 8-K items

Personnel expenses decreased $176 million, or 6%, compared to 2012. The decrease was largely attributable to lower salary and other benefits costs during the year, partially driven by the decline in full time equivalent employees from 2012. Full time equivalent employees declined by 2% compared to 2012, as a result of efficiency improvements, particularly in our branch staffing model as we reduced our number of branches by 7% compared to December 31, 2012, to better align our distribution channels with evolving client preferences. Additional branch reductions will occur in 2014, but the rate of decline will be less than in 2013. Benefits expense decreased in part due to lower 401(k) expense, medical costs, and pension expense in 2013 compared to 2012.

Outside processing and software increased $36 million, or 5%, during 2013 compared to 2012. The increase was primarily due to increased utilization of outsourced services.

Operating losses increased $226 million, or 82%, compared to 2012, due to specific mortgage-related legal matters that were recognized in 2013. Excluding items included in the Form 8-K in 2013, which included $323 million related to these matters in 2013, operating losses decreased by 35% from 2012 due to declines related to mortgage-related regulatory and legal matters. Specifically in 2013, we reached agreements in principle with the HUD and the U.S. DOJ (collectively, the "Government") to settle certain civil and administrative claims related to our origination of FHA-insured mortgage loans and our portion of the National Mortgage Servicing Settlement, which pertains to mortgage servicing and origination practices. We are continuing to negotiate definitive settlement terms for each of these matters but have certain substantive disagreements with some of the positions being taken by the Government. We may be unable to resolve our disagreements with the Government and may not reach a definitive settlement agreement as it relates to the FHA matter. While our 2013 results reflect the estimated cost of resolving these matters, we face several risks from these settlements, including being unable to reach definitive settlement agreements reflecting the terms of the agreements in principle and being unable to meet certain consumer relief commitments, resulting in increased costs to resolve these matters. Also, we are not able to predict the effect that a failure to resolve the FHA matter will have on the agreement in principle to settle the alleged claims regarding our mortgage servicing and origination practices. See further discussion of these matters in Note 19, "Contingencies," to the Consolidated Financial Statements and Part I., "Item 1A. Risk Factors," in this Form 10-K.

Credit and collection services expense increased $25 million, or 10%, compared to 2012, primarily due to an increase in the mortgage servicing advance reserve during 2013. We increased the reserve as a result of an expanded review of our servicing advance practices and the sale of MSRs on approximately $1 billion in UPBs of predominantly delinquent mortgage loans. As a result of the review of servicing advances and the MSR sale, we refined our loss estimates and valuation methodologies to incorporate loss estimates on all advances while the prior methodology centered on aged advances. This $96 million reserve increase was part of the Form 8-K items in 2013 and, when excluding these items, credit and collection services expense decreased 30% from 2012, primarily due to declines in credit and collection costs as a result of the significant decline in average NPAs during 2013.

Other real estate expense decreased $136 million, or 97%, compared to 2012. The decrease was predominantly due to a decline in valuation losses and an increase in gains on sales. It is unlikely that gains will continue to largely offset expenses, so future expenses may increase from the current level, but as the economic environment improves over time, we expect that other real estate expense will continue to be notably lower than the elevated levels during 2011 and 2012. During 2014, we expect modest aggregate declines in cyclical costs (which includes operating losses, other real estate expense, and credit and collection services) compared to 2013; however, operating losses can be volatile and could impact those expectations.

Regulatory assessments decreased $52 million, or 22%, compared to 2012, due to declines in our FDIC insurance assessment rate, reflecting our reduced risk profile. Partially offsetting the decrease were additional regulatory supervisory fees imposed on large institutions during 2013. Marketing and customer development expense decreased $49 million, or 27%, compared to 2012, primarily as a result of our charitable contribution during 2012 of previously owned Coke shares. Other staff expense decreased $28 million, or 30%, compared to 2012, driven by declines in severance expenses compared to 2012.

Consulting and legal expenses decreased $92 million, or 56%, compared to 2012, predominantly due to the elimination of certain expenses associated with the Independent Foreclosure Review that was part of the Consent Order. We entered into an Amendment to the Consent Order in February 2013 that allowed us to begin eliminating consulting and legal costs of independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. For additional information regarding the Consent Order and the Amendment, see Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

Amortization/impairment of intangible assets/goodwill decreased $23 million, or 50%, compared to 2012. The decrease was partially due to a $7 million goodwill impairment related to GenSpring in 2012. The remaining $16 million decrease in amortization expense is due to a decrease in the core deposit and other intangible asset balances subject to amortization.

Affordable housing impairment decreased $93 million, or 97%, compared to 2012, driven by the $96 million write-down recognized in 2012, upon the decision to market certain affordable housing investments for sale. Most of these consolidated affordable housing properties have been sold with resulting gains included in other noninterest income. Marketing efforts continue on the remaining properties to be sold with an anticipated sale during 2014. At December 31, 2013, market indicators remain consistent with the carrying values of the remaining properties to be sold, and as such, no additional valuation adjustments are currently anticipated.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the year ended December 31, 2013, the provision for income taxes was $273 million, resulting in an effective tax rate of 16.9%. For the year ended December 31, 2012, the provision for income taxes was $773 million, resulting in an effective tax rate of 28.3%. The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. The decrease in the effective tax rate for the year ended December 31, 2013 was primarily due to lower pre-tax earnings as well as the tax benefit realized on the taxable reorganization of certain subsidiaries. This tax benefit was partially offset by an increase in STM’s valuation allowance related to its DTAs for certain state NOLs and an increase in the liability for UTBs. See Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K for further information related to the provision for income taxes.

Excluding the impact of Form 8-K items related to 2013 and 2012, the effective tax rate was 27.4% and 22.9%, for the years ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate during the year ended December 31, 2013, was primarily attributable to higher pre-tax income. See Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A for a reconciliation of the effective tax rate excluding Form 8-K items.

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
Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both government-guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At December 31, 2013, 37% of our home equity products were in a first lien position and 63% were in a junior lien position. For home equity products in a junior lien position, we own or service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to end their draw period and convert to an amortizing term loan during 2014, with 92% of home equity line balances scheduled to convert to amortization in 2015 or later and 62% in 2017 or later. Historically, a majority of accounts have not converted to amortization. Based on historical trends, within 12 months of the end of their draw period, approximately 80% of accounts, and approximately 68% of accounts with a balance, are closed or refinanced. We perform credit management activities on home equity accounts to limit our loss exposure. These activities result in the suspension of available credit of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At December 31, 2013, our home equity junior lien loss severity was approximately 87%. At December 31, 2013, the average FICO score related to loans in our home equity portfolio was 760 and the average outstanding loan size was approximately $48,000.

Consumer
The loan types comprising our consumer loan segment include government-guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, and private student loans), indirect (consisting of loans secured by automobiles, boats, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio at December 31 is shown in the following table:

Loan Portfolio by Types of Loans					Table 7
(Dollars in millions)	2013	2012	2011	2010	2009
Commercial loans:
C&I	$57,974	$54,048	$49,538	$44,753	$44,008
CRE	5,481	4,127	5,094	6,167	6,694
Commercial construction	855	713	1,240	2,568	4,984
Total commercial loans	64,310	58,888	55,872	53,488	55,686
Residential loans:
Residential mortgages - guaranteed	3,416	4,252	6,672	4,520	949
Residential mortgages - nonguaranteed[1]	24,412	23,389	23,243	23,959	25,847
Home equity products	14,809	14,805	15,765	16,751	17,783
Residential construction	553	753	980	1,291	1,909
Total residential loans	43,190	43,199	46,660	46,521	46,488
Consumer loans:
Guaranteed student loans	5,545	5,357	7,199	4,260	2,786
Other direct	2,829	2,396	2,059	1,722	1,484
Indirect	11,272	10,998	10,165	9,499	6,665
Credit cards	731	632	540	485	566
Total consumer loans	20,377	19,383	19,963	15,966	11,501
LHFI	$127,877	$121,470	$122,495	$115,975	$113,675
LHFS	$1,699	$3,399	$2,353	$3,501	$4,670
1 Includes $302 million, $379 million, $431 million, $488 million, and $437 million of loans carried at fair value at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

We believe that our loan portfolio is well diversified by product, client, and geography throughout our footprint. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain industries, certain loan products, or certain regions of the country. As seen below in Table 10, we have experienced a shift in our loans by geography since December 31, 2012. Specifically, the percentage of our loans to clients outside of our banking footprint compared to our total loan portfolio increased, primarily as a result of an increase in loans in our CIB business which serves clients nationwide. See Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K for more information.

Selected Loan Maturity Data				Table 8
(Dollars in millions)	At December 31, 2013
	Total	1 year or less	1-5 years	After 5 years

Loan Maturity
Commercial and commercial real estate [1]	$57,880	$21,953	$32,414	$3,513
Real estate - construction	855	155	634	66
Total	$58,735	$22,108	$33,048	$3,579
Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$5,124	$1,989
Floating or adjustable interest rates			27,924	1,590
Total			$33,048	$3,579
1 Excludes $4.9 billion in lease financing and $705 million in installment loans.

The following table shows our commercial lending exposure at December 31 to selected industries:

Funded Exposures by Selected Industries				Table 9
	2013		2012
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Real Estate	$8,500	13%	$6,331	11%
Consumer Products and Services	8,152	13	7,693	13
Diversified Financials and Insurance	7,249	11	7,155	12
Health Care & Pharmaceuticals	5,995	9	5,875	10
Government	5,036	8	3,964	7
Automotive	4,604	7	3,816	6
Energy and Utilities	3,971	6	3,419	6
Retailing	3,715	6	3,626	6
Diversified Commercial Services and Supplies	3,460	5	3,414	6
Capital Goods	3,057	5	3,411	6
Media & Telecommunication Services	2,494	4	2,466	4
Religious Organizations/Non-Profits	1,899	3	1,884	3
Transportation	1,896	3	1,737	3
Materials	1,860	3	1,960	3
Technology (Hardware & Software)	1,226	2	1,068	2
Individuals, Investments, and Trusts	906	2	902	2
Other Industries	290	—	167	—
Total	$64,310	100%	$58,888	100%

The following table shows the percentage breakdown of our LHFI portfolio by geographic region at December 31:

Loan Types by Geography						Table 10
	2013
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,003	19%	$10,770	25%	$3,683	18%
Georgia	8,175	13	6,210	14	1,539	8
Virginia	7,052	11	6,312	15	1,633	8
Tennessee	4,689	7	2,489	6	738	4
North Carolina	3,583	5	3,902	9	1,464	7
Maryland	3,431	5	4,097	9	1,402	7
South Carolina	1,122	2	2,023	5	412	2
District of Columbia	1,066	2	727	2	95	—
Total banking region	41,121	64	36,530	85	10,966	54
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,131	19	3,811	9	5,043	25
All other states	11,058	17	2,849	6	4,368	21
Total outside banking region	23,189	36	6,660	15	9,411	46
Total	$64,310	100%	$43,190	100%	$20,377	100%

	2012
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$11,361	19%	$11,123	26%	$3,586	18%
Georgia	10,178	17	6,188	14	1,467	8
Virginia	6,758	12	6,089	14	1,667	9
Tennessee	4,696	8	2,504	6	720	4
North Carolina	3,275	6	3,826	9	1,528	8
Maryland	3,293	6	3,751	9	1,404	7
South Carolina	866	1	2,097	5	387	2
District of Columbia	634	1	637	1	94	—
Total banking region	41,061	70	36,215	84	10,853	56
California, Illinois, Pennsylvania, Texas, New Jersey, New York	8,475	14	3,783	9	4,419	23
All other states	9,352	16	3,201	7	4,111	21
Total outside banking region	17,827	30	6,984	16	8,530	44
Total	$58,888	100%	$43,199	100%	$19,383	100%

Loans Held for Investment
LHFI were $127.9 billion at December 31, 2013, an increase of 5% compared to December 31, 2012. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial balances and in reducing our exposure to certain higher risk loans. Continuing to manage down our commercial and residential construction portfolios resulted in an $8.6 billion decrease since the end of 2008, which has driven a significant improvement in our risk profile. Average loans during 2013 totaled $122.7 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances. Overall economic indicators in our markets are improving, and organic loan production in home equity and consumer loans, excluding student, has been solid and our commercial loan pipelines have increased.
Commercial loans increased $5.4 billion, or 9%, during 2013 compared to December 31, 2012. Growth was driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as CRE loans. C&I loans increased $3.9 billion, or 7%, compared to December 31, 2012, primarily driven by broad-based growth across the portfolio. The most notable increases were in the not-for-profit, government, dealer, asset securitizations, energy, and asset-based lending portfolios. CRE loans increased $1.4 billion, or 33%, compared to December 31, 2012, with the majority of the increase in the portfolio due to expanded relationships with clients in our footprint, growth in our institutional business, and success in our REIT platform.
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
Residential loans remained relatively stable during 2013 as nonguaranteed residential mortgages increased $1.0 billion, or 4%, compared to December 31, 2012, while that growth was partially offset by an $836 million, or 20%, decrease in government-guaranteed residential mortgages compared to December 31, 2012. Nonguaranteed residential mortgages increased due to loan originations primarily to borrowers with strong credit characteristics (e.g., average FICO scores above 760), including high quality jumbo mortgages, and were secured by residential properties with LTVs that averaged below 80%. The decrease in government-guaranteed loans was the result of payments and payoffs primarily driven by refinance activity.
Consumer loans increased $994 million, or 5%, during 2013 compared to December 31, 2012, primarily driven by increases in other direct loans of $433 million and $188 million of growth in government-guaranteed student loans. The increases were largely due to purchases of guaranteed student loans and new originations of other direct and installment loans.

Loans Held for Sale
LHFS decreased $1.7 billion, or 50%, during 2013 from December 31, 2012, due to the decline in mortgage production as a result of the higher interest rate environment.

Asset Quality
Our asset quality continued to trend favorably during 2013, driven by improvement in asset quality metrics, resolution of existing NPAs, and lower inflows of NPLs. This was driven by positive trends in our residential portfolios due to lower delinquencies and loss severities, and higher prices upon disposition of foreclosed assets.
NPLs decreased $576 million, or 37%, compared to December 31, 2012, largely the result of a decline in residential mortgage NPLs. Contributing to the decline was the reclassification of approximately $219 million of loans previously discharged in Chapter 7 bankruptcy to accruing TDR status after they exhibited a six month period of payment performance since being discharged. Our NPLs have decreased significantly since their peak in 2009, down by $4.4 billion, or 82%. At December 31, 2013, the percentage of NPLs to total loans was 0.76%, down 51 basis points compared to December 31, 2012. We expect further, but moderating, declines in NPLs during 2014, led by continuing improvements in residential portfolios.
Net charge-offs were $678 million during 2013, compared to $1.7 billion during 2012. Partially driving the $1.0 billion, or 60%, decline in net charge-offs compared to 2012 were $226 million of charge-offs in 2012 associated with the sale of mortgage and commercial real estate NPLs, and $79 million and $65 million of charge-offs in 2012 related to the changes in policy related to reclassification to nonaccrual for loans discharged in Chapter 7 bankruptcy and our junior lien credit policy impacting the timing and recognition of charge-offs, respectively. During 2013, the net charge-off ratio fell to 0.55%, the lowest level in six years, compared to 1.37% during 2012. We expect net charge-offs to remain relatively stable to slightly lower in the coming quarters.
Total early stage delinquencies decreased to 0.74% of total loans at December 31, 2013, the lowest year-end level since 2006, and a decline of 19 basis points compared to December 31, 2012. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.36% of total loans at December 31, 2013, compared to 0.48% at December 31, 2012. At December 31, 2013, the majority of commercial and residential loans showed improvement in early stage delinquencies compared to December 31, 2012. Further improvement in early stage delinquencies will be driven by residential loans.
Overall, 2013 resulted in a further improvement in our risk profile and positive trends in our asset quality. Looking forward, a recovering economy and improving housing market should continue to drive positive, albeit moderating, asset quality trends, particularly in our residential portfolios; commercial and consumer portfolios are generally at or near normalized credit quality levels.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. Reflecting the favorable trends in credit quality, the ALLL declined to $2.0 billion at December 31, 2013, down $130 million, or 6%, compared to December 31, 2012. The ALLL represented 1.60% of total loans at December 31, 2013, down 20 basis points compared to December 31, 2012. See Note 1, "Significant Accounting Policies," and Note 7, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-K, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in this MD&A for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience					Table 11
	Year Ended December 31
(Dollars in millions)	2013	2012	2011	2010	2009
Allowance for Credit Losses
Balance - beginning of period	$2,219	$2,505	$3,032	$3,235	$2,379
Allowance recorded upon VIE consolidation	—	—	—	1	—
Provision/(benefit) for unfunded commitments	5	(3)	(10)	(57)	87
Provision for loan losses:	548	1,398	1,523	2,708	4,007
Charge-offs:
Commercial loans	(219)	(457)	(803)	(1,087)	(1,432)
Residential loans	(531)	(1,316)	(1,275)	(1,736)	(1,707)
Consumer loans	(119)	(134)	(163)	(195)	(259)
Total charge-offs	(869)	(1,907)	(2,241)	(3,018)	(3,398)
Recoveries:
Commercial loans	66	154	140	99	84
Residential loans	87	31	18	20	17
Consumer loans	38	41	43	44	59
Total recoveries	191	226	201	163	160
Net charge-offs	(678)	(1,681)	(2,040)	(2,855)	(3,238)
Balance - end of period	$2,094	$2,219	$2,505	$3,032	$3,235
Components:
ALLL	$2,044	$2,174	$2,457	$2,974	$3,120
Unfunded commitments reserve [1]	50	45	48	58	115
Allowance for credit losses	$2,094	$2,219	$2,505	$3,032	$3,235
Average loans	$122,657	$122,893	$116,308	$113,925	$121,041
Period-end loans outstanding	127,877	121,470	122,495	115,975	113,675
Ratios:
ALLL to period-end loans [2,3]	1.60%	1.80%	2.01%	2.58%	2.76%
ALLL to NPLs [4]	212	142	85	73	59
ALLL to net charge-offs	3.01x	1.29x	1.20x	1.04x	0.96x
Net charge-offs to average loans	0.55%	1.37%	1.75%	2.51%	2.67%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $302 million, $379 million, $433 million, $492 million, and $449 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $9.0 billion, $9.6 billion, $13.9 billion, $8.8 billion, and $3.7 billion at December 31, 2013, 2012, 2011, 2010, and 2009, respectively, from year-end loans in the calculation results in ratios of 1.72%, 1.95%, 2.27%, 2.79%, and 2.84%, respectively.
4 In calculating the ratio, $7 million, $19 million, $25 million, $28 million, and $46 million, at December 31, 2013, 2012, 2011, 2010, and 2009, respectively, of NPLs carried at fair value were excluded.

Charge-offs
Net charge-offs decreased by $1.0 billion, or 60%, in 2013 compared to 2012, largely driven by general improvement in credit quality in 2013. The decrease was also partially due to $226 million of net charge-offs in 2012 related to the sale of nonperforming mortgage and CRE loans, as well as the recognition of $65 million in incremental charge-offs related to our second lien credit policy change, and $79 million related to our credit policy change for loans discharged in Chapter 7 bankruptcy in response to regulatory guidance issued in 2012. The decline in net charge-offs in 2013 compared to 2012 was particularly notable in our residential mortgage and home equity portfolios, reflective of the improved economy and therefore borrower performance. The ratio of net charge-offs to average loans was 0.55% during 2013, a reduction of 82 basis points compared to 2012, and at the lowest level in six years. We expect net charge-offs to remain relatively stable to slightly lower in the coming quarters. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K for additional policy information related to charge-offs.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL.

During 2013, the provision for loan losses decreased $850 million, or 61%, compared to 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during 2013 compared to 2012, partially offset by the effect of loan growth in the commercial and consumer loan portfolios. In 2014, positive loan growth may offset future asset quality improvements and result in smaller declines in the provision for loan losses or potential increases in the provision for loan losses when compared to prior periods.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment					Table 12
	December 31
(Dollars in millions)	2013	2012	2011	2010	2009
ALLL
Commercial loans	$946	$902	$964	$1,303	$1,353
Residential loans	930	1,131	1,354	1,498	1,592
Consumer loans	168	141	139	173	175
Total	$2,044	$2,174	$2,457	$2,974	$3,120
Segment ALLL as a % of total ALLL
Commercial loans	46%	41%	39%	44%	43%
Residential loans	46	52	55	50	51
Consumer loans	8	7	6	6	6
Total	100%	100%	100%	100%	100%
Loan segment as a % of total loans
Commercial loans	50%	48%	46%	46%	49%
Residential loans	34	36	38	40	41
Consumer loans	16	16	16	14	10
Total	100%	100%	100%	100%	100%

The ALLL decreased by $130 million, or 6%, during 2013 compared to 2012, driven by the improvements in credit conditions of the residential loan portfolio, partially offset by the effect of loan growth in the commercial and consumer loan portfolios. At December 31, 2013, the ALLL to period-end loans ratio of 1.60% decreased 20 basis points compared to 1.80% at December 31, 2012. When excluding government-guaranteed loans, the ALLL to period-end loans ratio decreased to 1.72% at December 31, 2013, compared to 1.95% at December 31, 2012. The ratio of the ALLL to total NPLs was 212% at December 31, 2013, compared to 142% at December 31, 2012. The increase in this ratio was primarily attributable to the $576 million decrease in NPLs, partially offset by the reduction in the ALLL. The appropriate ALLL level will continue to be determined by our detailed quarterly review process.

NONPERFORMING ASSETS

The following table presents our NPAs at December 31:

					Table 13
(Dollars in millions)	2013	2012	2011	2010	2009
Nonaccrual/NPLs
Commercial loans:
C&I	$196	$194	$348	$584	$732
CRE	39	66	288	342	191
Commercial construction	12	34	290	961	1,247
Total commercial NPLs	247	294	926	1,887	2,170
Residential loans:
Residential mortgages - nonguaranteed	441	775	1,392	1,543	2,283
Home equity products	210	341	338	355	367
Residential construction	61	112	220	290	529
Total residential NPLs	712	1,228	1,950	2,188	3,179
Consumer loans:
Other direct	5	6	7	10	8
Indirect	7	19	20	25	45
Total consumer NPLs	12	25	27	35	53
Total nonaccrual/NPLs	971	1,547	2,903	4,110	5,402
OREO[1]	170	264	479	596	620
Other repossessed assets	7	9	10	52	79
Nonperforming LHFS	17	37	—	—	—
Total NPAs	$1,165	$1,857	$3,392	$4,758	$6,101
Accruing loans past due 90 days or more	$1,228	$782	$2,028	$1,565	$1,500
Accruing LHFS past due 90 days or more	—	1	3	2	2
TDRs
Accruing restructured loans	$2,749	$2,501	$2,820	$2,613	$1,641
Nonaccruing restructured loans[2]	391	639	802	1,005	913
Ratios
NPLs to total loans	0.76%	1.27%	2.37%	3.54%	4.75%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.91	1.52	2.76	4.08	5.33
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $88 million, $140 million, $132 million, $195 million, and $113 million at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.

NPAs decreased $692 million, or 37%, during 2013 compared to 2012. The decrease was primarily attributable to a $576 million, or 37%, decrease in NPLs, and a $94 million decline in OREO. All nonaccrual loan classes declined except C&I, which remained relatively unchanged compared to 2012. Net charge-offs, foreclosures, and improved loan performance contributed to the decrease in NPLs, as well as the return to accruing status of Chapter 7 bankruptcy loans. Specifically, the decrease in NPLs was driven by reductions in residential mortgage NPLs of $334 million, or 43%, and home equity NPLs of $131 million, or 38%. The decrease in residential mortgage NPLs was primarily due to the return to accruing TDR status of approximately $219 million of Chapter 7 bankruptcy loans, which were current for at least six months following discharge by the bankruptcy court. At December 31, 2013, our ratio of NPLs to total loans was 0.76%, down from 1.27% at December 31, 2012 as a result of the decline in NPLs and the increase in total loans. We expect further, but moderating, declines in NPLs during 2014, led by continuing improvements in residential portfolios.
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

Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 6, “Loans,” to the Consolidated Financial Statements in this Form 10-K. At December 31, 2013 and December 31, 2012, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans decreased $47 million, or 16%, during 2013 compared to 2012 with reductions in CRE NPLs of $27 million, or 41%, and $22 million, or 65%, in commercial construction NPLs.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $516 million, or 42%, during 2013 compared to 2012. The reduction in nonguaranteed residential mortgage NPLs and home equity NPLs accounted for $334 million and $131 million, respectively, of this decrease, and was primarily the result of the return of certain performing Chapter 7 bankruptcy loans to accruing status, net charge-offs, pay-offs, improved loan performance, and foreclosures. Additionally, residential construction NPLs decreased $51 million, primarily as a result of net charge-offs.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $33 million and $31 million of interest income related to nonaccrual loans during 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $73 million and $147 million during 2013 and 2012, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $94 million, or 36%, during 2013 compared to 2012 as a result of net decreases of $56 million in residential construction related properties, $34 million in commercial properties, and $4 million in residential homes. Sales of OREO resulted in proceeds of $356 million and $493 million during 2013 and 2012, respectively, contributing to net gains on sales of OREO of $69 million and $34 million, respectively, inclusive of valuation reserves. We do not expect to see a continuation of net gains on sale in future periods given the elevated level of gains during 2013. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K for additional information.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial properties comprised 69% and 19%, respectively, of OREO at December 31, 2013; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 18, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-K. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At December 31, 2013 and 2012, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.2 billion and $783 million, respectively. Accruing LHFI past due ninety days or more increased by $446 million, or 57%, during 2013, primarily driven by guaranteed student loan delinquencies. Residential mortgages and student loans that are guaranteed by a federal agency comprised 96% and 92%, respectively, of loans 90 days or more past due and still accruing at December 31, 2013 and 2012, respectively. At the same dates, $48 million and $60 million, respectively, of accruing loans past due ninety days or more were not guaranteed.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At December 31, 2013 and 2012, specific reserves included in the ALLL for residential TDRs were $345 million and $348 million, respectively. See Note 6, "Loans," to the Consolidated Financial Statements in this Form 10-K for more information.

Representatives of the United States Attorney's Office for the Western District of Virginia (USAO) and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively the “Western District”) have advised STM of the status of their ongoing investigation of STM's administration of HAMP. The Western District's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by making misrepresentations and failing to properly process applications for modifications of certain mortgages owned by the GSEs pursuant to the HAMP guidelines. While no determinations have been made, the Western District has indicated that they intend to pursue some form of action and may impose substantial penalties on STM. STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations.

Separately, we have committed to providing $500 million in consumer relief pursuant to the National Mortgage Servicing Settlement agreement in principle with certain parties. At December 31, 2013, our financial statements reflect our estimated costs of fulfilling our commitments under this program. A final agreement in the Mortgage Servicing Settlement matter has not been reached and the methods by which we will meet these obligations are still being developed. An expansion in the number and type of restructuring methods for consumer clients, including principal forgiveness, is expected as a result of these consumer relief commitments. Additionally, certain modification methods under consideration could be deemed to be economic concessions and result in additional modified loans being reported as TDRs.

See additional discussion related to HAMP, Consent Order, and the Mortgage Servicing Settlement in Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $54 million and $24 million at December 31, 2013 and 2012, respectively.

Selected Residential TDR Data						Table 14
	December 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$692	$90	$782	$27	$50	$77
Term extension	17	4	21	1	6	7
Rate reduction and term extension	1,439	135	1,574	27	127	154
Other [2]	180	13	193	16	54	70
Total	$2,328	$242	$2,570	$71	$237	$308

	December 31, 2012
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent[1]	Total	Current	Delinquent[1]	Total
Rate reduction	$470	$37	$507	$36	$45	$81
Term extension	16	4	20	3	7	10
Rate reduction and term extension	1,562	172	1,734	78	209	287
Other [2]	7	2	9	172	39	211
Total	$2,055	$215	$2,270	$289	$300	$589
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At December 31, 2013, our total TDR portfolio was $3.1 billion and was composed of $2.9 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $150 million, or 5%, of commercial loans (predominantly income-producing properties), and $110 million, or 3%, of consumer loans.
Total TDRs did not change compared to December 31, 2012; however, the mix of TDRs changed as accruing TDRs were up $248 million, or 10%, offset by a decrease in nonaccruing TDRs of $248 million, or 39%. The increase in accruing TDRs was primarily due to the return of approximately $219 million of Chapter 7 bankruptcy loans to accruing TDR status from nonaccruing TDR.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $118 million and $111 million during 2013 and 2012, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $157 million and $151 million during 2013 and 2012, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at December 31, 2013 and 2012. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, see Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Trading Assets and Liabilities and Derivatives		Table 15
	December 31
(Dollars in millions)	2013	2012
Trading Assets and Derivatives:
U.S. Treasury securities	$219	$111
Federal agency securities	426	462
U.S. states and political subdivisions	65	34
MBS - agency	323	432
CDO/CLO securities	57	55
ABS	6	36
Corporate and other debt securities	534	567
CP	29	28
Equity securities	109	100
Derivatives [1,2]	1,384	2,083
Trading loans [3]	1,888	2,319
Total trading assets and derivatives	$5,040	$6,227
Trading Liabilities and Derivatives:
U.S. Treasury securities	$472	$582
Corporate and other debt securities	179	173
Equity securities	5	9
Derivatives [1,2]	525	412
Total trading liabilities and derivatives	$1,181	$1,176
1 Certain derivative assets of $37 million and derivative liabilities of $49 million are presented in trading assets and derivatives and trading liabilities and derivatives, respectively, at December 31, 2013. Previously, these derivative assets and liabilities were presented in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. For comparative purposes, $178 million of derivative assets and $15 million of derivative liabilities have been reclassified to trading assets and derivatives and trading liabilities and derivatives, respectively, at December 31, 2012.
2 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
3 Includes loans related to TRS.

Trading Assets and Liabilities and Derivatives
Trading assets and derivative assets decreased $1.2 billion, or 19%, compared to December 31, 2012, primarily due to decreases in net derivatives resulting from the interest rate environment and a reduction in TRS trading loans. Trading liabilities and derivative liabilities remained relatively unchanged compared to December 31, 2012. An increase in net derivatives was offset by a decrease in U.S. Treasury securities, as a result of normal business activity. See Note 16, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K for additional information on derivatives.

Securities Available for Sale				Table 16
	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities[1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542
1 At December 31, 2013, other equity securities included the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.

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
1 At December 31, 2012, other equity securities included the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

	December 31, 2011
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$671	$23	$—	$694
Federal agency securities	1,843	89	—	1,932
U.S. states and political subdivisions	437	21	4	454
MBS - agency	20,480	743	—	21,223
MBS - private	252	—	31	221
CDO securities	50	—	—	50
ABS	460	11	7	464
Corporate and other debt securities	49	2	—	51
Coke common stock	—	2,099	—	2,099
Other equity securities[1]	928	1	—	929
Total securities AFS	$25,170	$2,989	$42	$28,117
1 At December 31, 2011, other equity securities included the following: $342 million in FHLB of Atlanta stock, $398 million in Federal Reserve Bank stock, $187 million in mutual fund investments, and $2 million of other.

Maturity Distribution of Securities Available for Sale					Table 17
	December 31, 2013
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost[1]:
U.S. Treasury securities	$1	$645	$688	$—	$1,334
Federal agency securities	51	261	566	150	1,028
U.S. states and political subdivisions	102	66	21	43	232
MBS - agency	1,575	5,780	7,800	3,760	18,915
MBS - private	—	155	—	—	155
ABS	58	18	2	—	78
Corporate and other debt securities	—	22	17	—	39
Total debt securities	$1,787	$6,947	$9,094	$3,953	$21,781
Fair Value[1]:
U.S. Treasury securities	$1	$647	$645	$—	$1,293
Federal agency securities	51	271	518	144	984
U.S. states and political subdivisions	104	70	21	42	237
MBS - agency	1,665	5,969	7,756	3,521	18,911
MBS - private	—	154	—	—	154
ABS	57	20	2	—	79
Corporate and other debt securities	—	25	17	—	42
Total debt securities	$1,878	$7,156	$8,959	$3,707	$21,700
Weighted average yield (FTE)[2]:
U.S. Treasury securities	1.24%	1.62%	2.06%	—%	1.85%
Federal agency securities	3.30	3.07	2.41	2.86	2.69
U.S. states and political subdivisions	5.89	6.26	5.26	3.52	5.50
MBS - agency	2.76	2.58	2.92	2.84	2.79
MBS - private	—	9.00	—	—	9.00
ABS	2.53	11.77	9.01	—	4.87
Corporate and other debt securities	—	4.81	2.70	—	3.89
Total debt securities	2.95%	2.72%	2.83%	2.85%	2.81%
1The amortized cost and fair value of investments in debt securities are presented based on estimated average life. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
2Average yields are based on amortized cost.

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during 2013 reflect our efforts to maintain a high quality portfolio while managing our interest rate and liquidity risk profile. The portfolio increased $1.5 billion in 2013 compared to December 31, 2012, primarily due to increased holdings of U.S. Treasury securities and agency MBS as a result of normal portfolio activity. This increase in amortized cost was offset by a decline in net unrealized gains of $946 million due primarily to the increase in market interest rates during the year. During the year, our holdings in ABS, government agency securities, municipal securities, and private MBS were lower due to sales, maturities and cash flow run-off.
During the year ended December 31, 2013, we recorded $2 million in net realized gains from the sale of securities AFS, compared to net realized gains of $2.0 billion during the year ended December 31, 2012, including $1 million and $7 million in OTTI, respectively. The $2.0 billion in gains recorded during 2012 included $1.9 billion in net securities gains from the sales of the Coke common stock as a result of the early termination of the Agreements. For additional information on composition and valuation assumptions related to securities AFS, see Note 5, "Securities Available for Sale," and the “Trading Assets and Securities Available for Sale” section of Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

For the year ended December 31, 2013, the average yield, on a FTE basis, for the securities AFS portfolio was 2.57%, compared with 2.97% for the year ended December 31, 2012. Prepayments and maturities of higher yielding securities, reinvestment of principal cash flow at lower yields, and the foregone dividend income on the Coke common stock drove the decline in yield on securities AFS. Our total investment securities portfolio had an effective duration of 4.7 years at December 31, 2013 compared to 2.2 years at December 31, 2012. The increase in the effective duration is a result of cash flow reinvestment activities and slower agency MBS prepayment assumptions associated with higher mortgage rates during the year ended December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.7 years suggests an expected price change of 4.7% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at December 31, 2013, and consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends, our overall liquidity, and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We hold capital stock in the FHLB of Atlanta and in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. At December 31, 2013, we held a total of $336 million of capital stock in the FHLB, an increase of $107 million compared to December 31, 2012. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At December 31, 2013, we held $402 million of Federal Reserve Bank stock, unchanged from December 31, 2012.
Investment in Coke
Prior to September 2012, we owned common shares of Coke since 1919. These shares grew in value and were classified as securities AFS with unrealized gains, net of tax, recorded as a component of shareholders' equity. Because of the low accounting cost basis of these shares, we accumulated significant unrealized gains in shareholders' equity. In 2008, we entered into two Agreements with an unaffiliated third party to deliver to the counterparty either a variable number of our shares in Coke or an equivalent amount of cash in lieu of such shares on the 2014 and 2015 settlement dates. In 2012, we reevaluated our Coke holdings in light of the regulatory proposal regarding Basel III, which, as proposed at that time, would have increased the RWA of equity holdings and would have introduced potential volatility to our regulatory capital ratios via fluctuations in AOCI, and the negative implications associated with equity securities in assumed adverse economic scenarios within future CCAR assessments. Following this review, we and the counterparty accelerated the termination of the Agreements. In September 2012, we divested our ownership of Coke shares through sales in the market, sales to the counterparty under the Agreements, and a charitable contribution of shares. As a result of the Coke stock sales, charitable contribution, and termination of the Agreements, we recorded a pre-tax gain of approximately $1.9 billion during the year ended December 31, 2012. The execution and termination of the Agreements is discussed further in Note 16, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-K.

DEPOSITS

Composition of Average Deposits						Table 18
	Year Ended December 31			Percent of Total
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Noninterest-bearing	$38,643	$37,329	$31,045	30%	29%	25%
NOW accounts	26,083	25,155	24,751	20	20	20
Money market accounts	42,655	42,101	42,854	33	33	34
Savings	5,740	5,113	4,535	4	4	4
Consumer time	9,018	10,597	12,451	7	8	10
Other time	4,937	5,954	7,036	4	4	5
Total consumer and commercial deposits	127,076	126,249	122,672	98	98	98
Brokered time deposits	2,030	2,204	2,306	2	2	2
Foreign deposits	35	51	80	—	—	—
Total deposits	$129,141	$128,504	$125,058	100%	100%	100%

During 2013, we experienced modest deposit growth as well as improving deposit mix as the proportion of lower-cost deposit account balances slightly increased, while the higher-cost account balances decreased. These favorable trends, along with continued low rates paid on deposits, were a major contributor to our decline in interest expense during the year. Average consumer and commercial deposits increased by $827 million, or 1%, compared to 2012. The growth was driven by increases in noninterest-bearing DDA, NOW, money market, and savings, and was partially offset by declines in consumer time and other time deposits. While a portion of the low-cost deposit growth is likely attributable to clients’ desires related to increased liquidity, we are also driving growth by deepening high value primary client relationships through exceptional service and relevant deposit products. As of December 31, 2013, securities pledged as collateral for deposits totaled $9.6 billion.

Consumer and commercial deposit growth remains one of our key areas of focus. During 2013, we continued to focus on deepening our relationships with existing clients, growing our client base, and increasing deposits, while managing the rates we pay for deposits. We maintained pricing discipline, through a judicious use of competitive rates in select products and markets as we allowed higher rate time deposits to run-off, while growing balances in other deposit categories. Other initiatives to attract deposits included advancements in analytics that leverage client segmentation to identify optimal products and solutions, as well as the deployment of new tools that enhance client-facing teammates’ focus on providing clients with personalized options and an exceptional client experience. We continued to leverage our brand to improve our visibility in the marketplace and to inspire client loyalty and capitalize on some of the opportunities presented by the evolving banking landscape. We continue to manage judiciously through the implications of impending or executed regulatory change and evaluate the impacts to our deposit products and clients.

Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More			Table 19
	At December 31, 2013
(Dollars in millions)	Consumer Time	Brokered Time	Total
Months to maturity:
3 or less	$816	$43	$859
Over 3 through 6	1,121	574	1,695
Over 6 through 12	1,032	645	1,677
Over 12	1,612	762	2,374
Total	$4,581	$2,024	$6,605

BORROWINGS

Short-Term Borrowings					Table 20
	December 31, 2013		Year Ended December 31, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,192	0.07%	$639	0.10%	$1,192
Securities sold under agreements to repurchase [1]	1,759	0.10	1,857	0.14	1,911
Other short-term borrowings	5,788	0.22	4,953	0.26	5,868

	December 31, 2012		Year Ended December 31, 2012
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$617	0.09%	$798	0.11%	$925
Securities sold under agreements to repurchase [1]	1,574	0.18	1,602	0.18	1,781
Other short-term borrowings	3,303	0.31	6,952	0.27	10,697

	December 31, 2011		Year Ended December 31, 2011
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$839	0.09%	$1,038	0.13%	$1,169
Securities sold under agreements to repurchase [1]	1,644	0.13	2,157	0.15	2,411
Other short-term borrowings	8,983	0.22	3,465	0.36	8,983
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.

Short-Term Borrowings
Our total short-term borrowings at December 31, 2013 increased $3.2 billion, or 59%, from December 31, 2012, predominantly due to a $2.5 billion increase in other short-term borrowings and a $575 million increase in funds purchased. The increase in other short-term borrowings was driven by a $2.5 billion increase in FHLB advances. We also experienced an increase of $185 million in securities sold under agreements to repurchase during the year.
During the year ended December 31, 2013, our total daily average short-term borrowings decreased $1.9 billion, or 20%, compared to the year ended December 31, 2012. The decrease was primarily driven by a decrease in daily average balance for other short-term borrowings of $2.0 billion, which was due to ordinary balance sheet management practices, as well as the payoff and maturity of certain FHLB advances during 2013.
During the year ended December 31, 2013, our daily average balances for funds purchased and other short-term borrowings were lower than our period-end balances as a result of increased borrowing in the second half of 2013. Our daily average balance of securities sold under agreements to repurchase during the year ended December 31, 2013 was higher than the balance at December 31, 2013, due to normal fluctuations resulting from ordinary balance sheet management practices. None of our maximum outstanding balances at any month-end in 2013 were materially different than the respective balances at December 31, 2013.

Long-Term Debt
Long-term debt at December 31 consisted of the following:

Long-Term Debt		Table 21
(Dollars in millions)	2013	2012
Parent Company Only
Senior, fixed rate	$3,001	$2,270
Senior, variable rate	283	152
Subordinated, fixed rate	200	200
Junior subordinated, variable rate	627	627
Total Parent Company debt	4,111	3,249
Subsidiaries
Senior, fixed rate	1,006	426
Senior, variable rate [1]	3,783	3,846
Subordinated, fixed rate [2]	1,300	1,336
Subordinated, variable rate	500	500
Total subsidiaries debt	6,589	6,108
Total long-term debt	$10,700	$9,357
1 Includes $256 million and $286 million of debt recorded at fair value at December 31, 2013 and 2012, respectively.
2 Debt recorded at fair value.

During the year ended December 31, 2013, our long-term debt increased $1.3 billion, or 14%. The increase was primarily due to the issuances of $600 million of 10-year senior notes under our Global Bank Note program and $750 million of 5-year senior notes during 2013. The 10-year senior notes pay a fixed annual coupon rate of 2.75% and will mature on May 1, 2023. We may call the notes at par beginning on April 1, 2023. The 5-year senior notes pay a fixed annual coupon rate of 2.35% and will mature on November 1, 2018. We may call the notes beginning on October 1, 2018. These debt issuances allowed us to advantageously add to our funding sources at low borrowing rates. Average long-term debt decreased $1.9 billion, or 16%, compared to 2012 due to a $1.1 billion decline in average senior debt, a $640 million decrease in average subordinated debt, and a $222 million decline in average senior foreign-denominated debt, driven by the extinguishment of $1.2 billion of senior notes, the repurchase of $1.2 billion of trust preferred notes, and the maturity of $589 million of senior foreign-denominated notes in 2012, respectively.
In January 2014, we issued $250 million of 3-year floating rate senior notes under our Global Bank Note program. The notes pay a floating coupon rate of 3-month LIBOR plus 44 basis points. Also in January 2014, we issued $600 million of 3-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 1.35%. We may call both issuances beginning on January 15, 2017, and they will mature on February 15, 2017. Similar to our debt issuances in 2013, these issuances subsequent to December 31, 2013 also allowed us to add to our funding sources at low borrowing rates.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines risk weight assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles, and certain other regulatory deductions. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
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

The concept of Tier 1 common equity, the portion of Tier 1 capital that is considered common equity, was first introduced in the 2009 SCAP. Our primary regulator, rather than U.S. GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may differ from those of other financial services companies who calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital. Further, on October 11, 2013, the Federal Reserve published final rules in the Federal Register related to required minimum capital ratios that become effective for us on January 1, 2015. See further discussion below under "Basel III."
On January 1, 2013, the new Risk-Based Capital Guidelines: Market Risk Rule (the "Market Risk Rule") promulgated by the Federal Reserve and other U.S. regulators became effective. The application of the Market Risk Rule required changes to the computation of RWA associated with assets held in our trading account and expanded the calculation to include a stressed VAR measure among other things. See the "Market Risk from Trading Activities" section of this MD&A for additional discussion.

Regulatory Capital Ratios			Table 22
	December 31
(Dollars in millions)	2013	2012	2011
Tier 1 capital	$16,073	$14,975	$14,490
Total capital	19,052	18,131	18,177
RWA	148,746	134,524	132,940
Average total assets for leverage ratio	167,848	168,053	165,573
Tier 1 common equity:
Tier 1 capital	$16,073	$14,975	$14,490
Less:
Qualifying trust preferred securities	627	627	1,854
Preferred stock	725	725	275
Allowable minority interest	119	114	107
Tier 1 common equity	$14,602	$13,509	$12,254
Risk-based ratios:
Tier 1 common equity[1]	9.82%	10.04%	9.22%
Tier 1 capital	10.81	11.13	10.90
Total capital	12.81	13.48	13.67
Tier 1 leverage ratio	9.58	8.91	8.75
Total shareholders’ equity to assets	12.22	12.10	11.35
1 At December 31, 2013, our Basel III Common Equity Tier 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.6%. See the "Reconcilement of Non-U.S. GAAP Measures - Annual" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At December 31, 2013, our capital ratios were well above current regulatory requirements. The small decline in our capital ratios compared to December 31, 2012, was primarily due to an increase in our RWA primarily as a result of loan growth during 2013, the aforementioned change related to the Market Risk Rule, as well as an increase in off-balance sheet unused lending commitments. These increases in RWAs offset the positive impact on our ratios related to an increase in our regulatory capital during 2013, which was driven by an increase in retained earnings.
We declared and paid common dividends totaling $188 million, or $0.35 per common share during 2013, compared with $107 million, or $0.20 per common share during 2012. Additionally, we declared and paid dividends in 2013 and 2012 of $37 million and $12 million, respectively, on our preferred stock.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2013 and 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.6 billion and $1.8 billion, respectively.
During 2013, we submitted our capital plan for review by the Federal Reserve in conjunction with the 2013 CCAR process. Upon completion of the Federal Reserve's review, they did not object to our planned capital actions. As such, during 2013 we maintained dividend payments on our preferred stock, increased our quarterly common stock dividend from $0.05 to $0.10 beginning in the second quarter, and repurchased a total of $150 million, or approximately 4.6 million shares, of our outstanding common stock. Also pursuant to our capital plan, we repurchased an additional $50 million of our outstanding common stock in early 2014. We have submitted our 2014 capital plan for review by the Federal Reserve in conjunction with the 2014 CCAR process and await the completion of their review, which is expected during the first quarter of 2014.

Basel III
The Dodd-Frank Act will impact the composition of our capital elements in at least two ways over the next several years. First, the Dodd-Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which require greater capital levels than presently required and which vary among financial institutions based on size, risk, complexity, and other factors. As expected, the Federal Reserve used this authority by publishing final rules on October 11, 2013. The rules require banking organizations such as us to meet revised minimum regulatory capital ratios beginning on January 1, 2015, and begin the transition period for the revised definitions of regulatory capital and the revised regulatory capital adjustments and deductions, as well as comply with the standardized approach for determining RWAs. Second, a portion of the Dodd-Frank Act, sometimes referred to as the Collins Amendment, directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depositary institutions. Furthermore, beginning January 1, 2016, these rules introduce a capital conservation buffer, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums.
Under the final rules, the minimum capital requirements will be a Common Equity Tier 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and U.S. Leverage ratio of 4%. The rules include a capital conservation buffer of 2.5% of RWA that is effectively layered on top of the minimum capital risk-based ratios. At December 31, 2013, we believe each of our regulatory capital ratios exceeds their respective minimum capital ratio requirements under the final rules, as well as the 2.5% capital conservation buffer, when measured on a fully-phased-in basis.

Furthermore, the final Basel III capital rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, over a two year period beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will only qualify for Tier 2 capital treatment. Accordingly, we anticipate that, by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital. We do not expect any impact to our total capital ratio as a result of the transition to Tier 2 capital.

DFAST
As a component of our overall stress testing process, and as required by the Dodd-Frank Act, we and certain other banks are required to conduct semi-annual stress tests pursuant to the DFAST Final Rule. During 2013, we disclosed the results of our semi-annual DFAST processes for 2013, which were submitted to the Federal Reserve in January 2013 and July 2013. The results of our semi-annual DFAST processes indicate that we expect to have the financial resources at our disposal to successfully navigate a hypothetical severe and protracted economic downturn and will maintain capital levels that exceed regulatory minimums throughout the course of the hypothetical scenario. The detailed results of our semi-annual DFAST processes are available on our website at www.suntrust.com.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K and are integral to understanding our financial performance. We have identified certain accounting policies as being critical because (1) they require judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates are well controlled and applied consistently from period to period, and that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

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

Our determination of the ALLL for commercial loans is sensitive to the assigned internal risk ratings and inherent loss rates at December 31, 2013. Assuming a downgrade of one level in the PD risk ratings for commercial loans and leases, the ALLL would have increased by approximately $404 million at December 31, 2013. In the event that estimated loss severity rates for the entire commercial loan portfolio increased by 10 percent, the ALLL for the commercial portfolio would increase by approximately $93 million at December 31, 2013. Our determination of the allowance for residential and consumer loans is also sensitive to changes in estimated loss severity rates. In the event that estimated loss severity rates for the residential and consumer loan portfolio increased by 10 percent, the ALLL for the residential and consumer portfolios would increase, in total, by approximately $75 million at December 31, 2013. Because several quantitative and qualitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes in risk rating and estimated loss severity rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to our financial statements.
In addition to the ALLL, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. Unfunded lending commitments are analyzed and segregated by risk similarly to funded loans based on our internal risk rating scale. These risk classifications, in combination with an analysis of historical loss experience, probability of commitment usage, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.

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

Mortgage Repurchase Reserve

We sell residential mortgage loans to investors through whole loan sales in the normal course of our business. The investors are primarily GSEs; however, approximately 10% of the population of total loans sold between January 1, 2005 and December 31, 2013 were sold to non-agency investors, some in the form of securitizations. In association with these transactions, we provide representations and warranties to the third party investors that these loans meet certain requirements as agreed to in investor guidelines. We have experienced significantly fewer repurchase claims and losses related to loans sold since 2009 as a result of stronger credit performance, more stringent credit guidelines, and underwriting process improvements.

During the third quarter of 2013, we reached agreements in principle with Freddie Mac and Fannie Mae relieving us of certain existing and future repurchase obligations related to 2000-2008 vintages for Freddie Mac and 2000-2012 vintages for Fannie Mae. The incremental cost of these settlements was recognized in the repurchase reserve as an additional provision of $63 million in the third quarter of 2013. Repurchase requests have declined significantly in the fourth quarter of 2013 as a result of the settlements, as illustrated in the below table.

Repurchase Requests by Investor					Table 23
	Quarter ended
(Dollars in millions)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Repurchase requests received from:
GSEs	$487	$432	$420	$154	$1,493
Non-agency investors	4	6	7	1	18

Repurchase requests received since 2005, at December 31, 2013 totaled $8.5 billion which includes Ginnie Mae indemnification losses. The following table summarizes demand activity for the years ended December 31:

Repurchase Request Activity			Table 24
(Dollars in millions)	2013	2012	2011
Beginning pending repurchase requests	$655	$590	$293
Repurchase requests received	1,511	1,726	1,736
Repurchase requests resolved:
Repurchased	(1,134)	(769)	(789)
Cured	(906)	(892)	(650)
Total resolved	(2,040)	(1,661)	(1,439)
Ending pending repurchase requests	$126	$655	$590

Percent from non-agency investors:
Repurchase requests received	1.2%	1.2%	2.9%
Pending repurchase requests	2.8	2.5	2.0

As presented in the table above, repurchase requests decreased in 2013 compared to 2012. Repurchase requests received during 2013 were primarily related to loans sold in 2007.

Our current estimated liability for contingent losses related to loans sold (i.e., our mortgage repurchase reserve) was $78 million at December 31, 2013. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income. The current liability reserves are deemed to be sufficient to cover probable estimated losses related to exclusions due to certain defects (MI related reasons, excessive seller contribution, ineligible property and other charter violations) as outlined in the settlement contract, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications.

Various factors could potentially impact the accuracy of the assumptions underlying our mortgage repurchase reserve estimate. As previously discussed, the level of repurchase requests we receive is dependent upon the actions of third parties and could differ from the assumptions that we have made. Delinquency levels, delinquency roll rates, and our loss severity assumptions are all highly dependent upon economic factors including changes in real estate values and unemployment levels which are, by nature, difficult to predict. Loss severity assumptions could also be negatively impacted by delays in the foreclosure process, which is a heightened risk in some of the states where our loans sold were originated. Moreover, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of our repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact our future losses. We understand the FHFA’s Office of Inspector General has commenced an audit of the FHFA’s oversight of Fannie Mae’s and Freddie Mac’s exercise of their rights under settlement agreements with banks, including Fannie Mae’s and Freddie Mac’s preserved right to require repurchases when consumer protection laws have been violated. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, our estimate of losses depends on our assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. Approximately 16% of the population of total loans sold between January 1, 2006 and December 31, 2008 were sold to non-agency investors, some in the form of securitizations. Due to the nature of these structures and the indirect ownership interests, the potential exists that investors, over time, will become more successful in forcing additional repurchase demands. While we have used the best information available in estimating the mortgage repurchase reserve liability, these and other factors, along with the discovery of additional information in the future could result in changes in our assumptions which could materially impact our results of operations.

See "Noninterest Income" in this MD&A and Note 17, “Guarantees - Loan Sales,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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

We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims only when a loss is considered probable and the amount can be reasonably estimated. The liability is recorded in other liabilities in the Consolidated Balance Sheets and related expense is recorded in the applicable category of noninterest expense, depending on the nature of the legal matter, in the Consolidated Statements of Income. Significant judgment may be required in the determination of both probability of loss and whether an exposure is reasonably estimable. Our estimates are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses, and consultation with in-house and outside legal counsel. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.

Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our estimates may be materially different than the actual outcomes, which could have material effects on our business, financial condition, and results of operations. See Note 19, “Contingencies,” to the Consolidated Financial Statements in this Form 10-K for further discussion.

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

Generally, the assets and liabilities most affected by the lack of liquidity or observable market are those required to be classified as level 3 in the fair value hierarchy. As a result, various processes and controls have been adopted to determine that appropriate methodologies, techniques and assumptions are used in the development of fair value estimates, particularly related to those instruments that require the use of significant, unobservable inputs. We continue to maintain a cross-functional approach when estimating the fair value of these difficult to value financial instruments. This includes input from not only the related line of business, but also from risk management and finance, to ultimately arrive at a consensus estimate of the instrument's fair value after evaluating all available information pertaining to fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar instruments, market indices, and pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. Modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements. We used significant unobservable inputs to fair value, on a recurring basis, for certain trading assets, securities AFS, portfolio loans accounted for at fair value, IRLCs, LHFS, MSRs, and certain derivatives. Overall, the financial impact of the level 3 financial instruments did not have a material impact on our liquidity or capital. Our exposure to level 3 financial instruments continues to decline due to paydowns, sales and settlements of these instruments, and the fact that we have made minimal purchases. The following table discloses assets and liabilities carried at fair value on a recurring basis that have been impacted by level 3 fair value determinations.

Level 3 Assets and Liabilities		Table 25
	December 31
(Dollars in millions)	2013	2012
Trading assets and derivatives [1,2]	$72	$190
Securities AFS	953	914
LHFS	3	8
LHFI	302	379
Other intangible assets [3]	1,300	899
Total level 3 assets	$2,630	$2,390
Total assets	$175,335	$173,442
Total assets measured at fair value	30,562	32,701
Level 3 assets as a percent of total assets	1.5%	1.4%
Level 3 assets as a percent of total assets measured at fair value	8.6%	7.3%
Trading liabilities and derivatives [1,2]	4	—
Other liabilities	29	31
Total level 3 liabilities	$33	$31
Total liabilities	$153,913	$152,457
Total liabilities measured at fair value	3,530	3,661
Level 3 liabilities as a percent of total liabilities	—%	—%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.9%	0.8%
1 In 2013 derivative assets and liabilities previously reported as other assets and liabilities have been reclassified to trading assets and derivatives or trading liabilities and derivatives.
[2] Includes IRLCs.
3 MSRs carried at fair value.

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

Trading and Derivative Assets and Liabilities and Securities AFS

In estimating the fair values for the majority of securities AFS and trading instruments, including residual and certain other retained securitization interests, fair values are based on observable market prices of the same or similar instruments. Specifically, the majority of trading assets and liabilities are priced by the respective trading desk and the majority of securities AFS are priced by an independent third party pricing service. We have an internal, yet independent, validation function in place to evaluate the appropriateness of the marks received from third party pricing services. For trading securities and securities AFS in active trading markets, this can be accomplished by comparing the marks against two to three other widely used third party pricing services or sources. For less liquid instruments, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance.

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

As certain markets recover, we are able to reduce our exposure to many of our level 3 instruments through sales, maturities, or other distributions at prices approximating our previous estimates, thereby corroborating the valuation approaches used. Many of our remaining level 3 securities, however, will be held until final distribution or maturity. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be similar to or greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which reflect downward pressure due to liquidity issues and other broader macro-economic conditions. It is reasonably likely that market volatility for certain instruments will continue as a result of a variety of external factors. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and to use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing certain level 3 instruments. The illiquidity that continues to persist in certain markets requires discounts of this degree to drive a market competitive yield, as well as to account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids, and/or (iv) our professional judgment.

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

At December 31, 2013, level 3 trading assets and derivatives and level 3 securities AFS totaled $72 million and $953 million, respectively. Our level 3 securities AFS portfolio included FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities AFS totaled approximately $752 million at December 31, 2013. The remaining level 3 securities, both trading assets and securities AFS, are predominantly private ABS and MBS and CDOs, including interests retained from Company-sponsored securitizations or purchased from third party securitizations. We also have exposure to bank trust preferred CDOs, student loan ABS, and municipal securities due to our purchase of certain ARS as a result of failed auctions. For all level 3 securities, little or no market activity exists for either the security or the underlying collateral and therefore, the significant assumptions used to value the securities are not market observable.

Level 3 trading assets and derivatives decreased by $118 million, or 62%, during the year ended December 31, 2013, primarily due to sales, paydowns, redemptions, and maturities of securities, partially offset by net unrealized mark-to-market gains and a small amount of purchases. Level 3 securities AFS increased by $39 million, or 4%, during the year ended December 31, 2013, due primarily to FHLB of Atlanta stock purchases, partially offset by FHLB of Atlanta stock redemptions and continued paydowns and sales of level 3 securities. During the year ended December 31, 2013, we recognized $122 million in net gains through earnings related to trading and derivative assets and liabilities classified as level 3, primarily due to $98 million in IRLC related gains and $24 million in net gains from trading securities. Subsequent to December 31, 2013, we sold a number of our remaining ARS positions, including all of the CDO securities in trading assets and the municipal securities in securities AFS, which were valued at $54 million and $20 million, respectively, at December 31, 2013.

Loans

The fair values of LHFI and LHFS are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When security prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees, and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity. Level 3 loans are predominantly mortgage loans that have been deemed not marketable, largely due to borrower defaults or the identification of other loan defects. When estimating fair value for these loans, we use a discounted cash flow approach based on assumptions that are generally not observable in the current markets, such as prepayment speeds, default rates, loss severity rates, and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive upon sale of the loans.

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

Other Liabilities

The fair value methodology and assumptions related to our IRLCs are described in Note 18, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-K.

Goodwill
As of December 31, 2013 and 2012, our reporting units with goodwill balances were Consumer Banking and Private Wealth Management, Wholesale Banking and Ridgeworth Capital Management. See Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K for a further discussion of our reportable segments and changes that occurred during 2013.

We review the goodwill of each reporting unit for impairment on an annual basis as of September 30, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, the fair value of tangible assets and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is applied based on observable multiples from guideline companies, adjusted if necessary to reflect our specific factors, as well as current market conditions. When the reporting unit is not a legal entity with a stand-alone equity balance, the carrying value of a reporting unit is determined by allocating the total equity of the Company to each of its reporting units based on an equal weighting of an approach based on regulatory risk-based capital and an approach based on tangible assets relative to tangible equity. A portion of the Company’s equity is assigned to the Corporate Other operating segment, which is attributed to the corporate assets and liabilities assigned to that segment that do not relate to the operations of any reporting unit. If the equity in excess of regulatory capital requirements assigned to the Corporate Other operating segment was assigned to either the Consumer Banking and Private Wealth Management or Wholesale Banking reporting unit, the fair value for each of those reporting units would have remained in excess of its respective carrying value. Based on our annual impairment analysis of goodwill as of September 30, 2013, we determined for the following reporting units that the fair value is in excess of the respective reporting unit's carrying value by the following percentages:

Consumer Banking and Private Wealth Management	56%
Wholesale Banking	14%
RidgeWorth Capital Management	141%

We monitored events and circumstances during the fourth quarter of 2013 for all reporting units, of which no events gave rise to an additional impairment test.

Valuation Techniques

In determining the fair value of our reporting units, we use discounted cash flow analyses, which require assumptions about short and long-term net cash flow, growth rates for each reporting unit, as well as discount rates. Additionally, we consider guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units. In the case of Ridgeworth, in December 2013 we announced an agreement to sell this reporting unit, which we expect to complete in 2014; therefore the valuation of Ridgeworth was primarily based on the agreed upon sales price.

Growth Assumptions

Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3.4% as of September 30, 2013 and 4% as of September 30, 2012, based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In the annual analysis as of September 30, 2013, the discount rates for Consumer Banking and Private Wealth Management and Wholesale Banking were approximately 13%. In the annual analysis as of September 30, 2012, the discount rates ranged from 12% to 20%.

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

Economic and market conditions can vary significantly which may cause increased volatility in a company's stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant's estimate of entity-specific value measured over a reasonable period of time. As a result, the use of market capitalization is a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplement the market capitalization information with other observable market information that provides benchmark valuation multiples from transactions over a reasonable period.

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

Deferred income tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial reporting and the tax bases of assets and liabilities, as well as from NOL and tax credit carryforwards. We regularly evaluate the realizability of DTAs. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state carryforwards and certain other state DTAs. Since we expect to realize our remaining federal and state DTAs, no valuation allowance is deemed necessary against these DTAs at December 31, 2013. For additional information, refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-K.

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

Size and Characteristics of the Employee Population
Pension cost is directly related to the number of employees eligible to participate in the plan and other factors including historical compensation, age, years of employment, and benefit terms. A curtailment of all pension benefit accruals was effective December 31, 2011. Prior to the pension curtailment, most participants who had 20 or more years of service as of December 31, 2007 received benefits based on a traditional pension formula with benefits linked to their final average pay and years of service. Most other participants received a traditional pension for periods through December 31, 2007. Beginning in 2008, a cash balance benefit based on annual compensation and interest credits was earned. Continued changes in the size and characteristics of the workforce could result in a partial settlement of the pension plan. If lump sum payments in a year exceed the total of interest cost and service cost, then settlement accounting requires immediate recognition through earnings of any net actuarial gain or loss recorded in AOCI based on the fair value of plan assets and plan obligations prior to settlement, and recognition of any settlement related costs. We estimate the financial impact of a partial settlement in 2014 would be recognition of approximately $40 million in additional benefit cost; however, additional lump sum payments could cause the amount of benefit cost recognized to be higher.

Discount Rate
The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The discount rate for each plan is reset annually or upon occurrence of an event that triggers a measurement to reflect current market conditions. If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans and keep all other assumptions constant, the benefit cost would change by less than $1 million.

Expected Long-term Rate of Return on Plan Assets
Expected returns on plan assets are computed using long-term rate of return assumptions which are selected after considering plan investments, historical returns, and potential future returns. Our 2013 pension costs reflect an assumed long-term rate of return on plan assets of 7%.

Any differences between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We amortize gains/losses in pension expense when the total unamortized amount exceeds 10% of plan assets or the projected benefit obligations, whichever is greater. All pension gains or losses are being amortized over participants' average expected future lifetime, which is approximately 34 years. See Note 15, “Employee Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K for details on changes in the pension benefit obligation and the fair value of plan assets.

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

Other Actuarial Assumptions
To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, retirement rate, and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience. We updated the mortality assumption in 2013 to reflect interim improvement factors published by the Society of Actuaries, which are subject to a subsequent update in 2014. Our adoption of updated mortality rates in 2013 increased our projected benefit obligation by approximately 4%.

Postretirement Healthcare Cost
Assumed healthcare cost trend rates also have an impact on the amounts reported for the other postretirement benefit plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect would be an increase of less than $1 million on both the other postretirement benefit obligation and total interest and service cost at December 31, 2013.

If we were to assume a one percent decrease in healthcare cost trend rates, the effect would be a decline of less than $1 million on both the other postretirement benefit obligation and total interest and service cost at December 31, 2013.

To estimate the projected Postretirement Healthcare Benefit obligation as of December 31, 2013, we projected forward the benefit obligations from January 1, 2013 to December 31, 2013, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

During the fourth quarter of 2013, we communicated a change in our retiree medical plan. Effective April 1, 2014, retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a SunTrust-sponsored group health plan. In addition, we will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist some retirees with medical expenses.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. We have established an enterprise risk governance framework to manage these risks and support key business objectives. Underlying this framework are limits, policies, metrics, processes, and procedures designed to effectively identify, monitor, and manage risk.

The Board is responsible for oversight of enterprise risk governance. The BRC assists the Board in executing this responsibility. Administration of the framework and governance process is the responsibility of the CRO, who executes this responsibility through the CRM organization. The CRO reports to the CEO, and provides overall vision, direction, and leadership regarding our enterprise risk management framework. Additionally, the CRO provides regular risk assessments to Executive Management, the BRC, other Board committees (as appropriate) and the full Board, and provides other information to Executive Management and the Board, as requested.

Our risk governance structure and processes are founded upon a three line of defense framework, each of which is critical to ensuring that risk and reward in all activities are properly identified, assessed, and managed. The three line of defense framework requires effective teamwork combined with individual accountability within defined roles. The first line of defense is comprised of all teammates within our business segments, as well as those within certain functional units undertaking execution activities. The first line of defense owns and is accountable for business strategy, performance, management, and controls within their respective units and for the identification, management, and reporting of existing and emerging risks. The second line of defense is comprised of certain functions, including CRM; these units are responsible for independent governance and oversight of the first line of defense relative to specific risks. Responsibilities include developing appropriate risk management frameworks/programs that facilitate first line of defense identification, reporting, assessment, control, mitigation, and communication of the risks. It also monitors first line of defense execution of these responsibilities. Second line of defense frameworks/programs conform to applicable laws, rules, regulations, regulatory guidance, decrees and orders, and stated corporate business objectives and risk appetite, tolerances and limits. The third line of defense is comprised of our assurance functions, i.e., Audit Services and Risk Review, which independently test, verify, and evaluate management controls and provide risk-based advice and counsel to management to help develop and maintain a risk management culture that supports safety, soundness and business objectives. In addition, CRM’s MRMG also fulfills some third line of defense responsibilities pertaining to model validation.

Enterprise risk governance is supported by a number of risk-related, senior management committees. These governance committees are responsible for ensuring effective risk measurement and management within their respective areas of authority, and include the CRC, ALCO, CC, and PMC. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. ALCO is chaired by the CFO, and provides management and oversight of market, liquidity, and balance sheet-related risks, and has the responsibility to optimize those risks in relation to the profitability of the underlying businesses. The CC is also chaired by the CFO and provides management and oversight of our capital actions and our Enterprise Stress Analytics, e.g., our CCAR/DFAST programs. PMC is chaired by the Wholesale Banking Executive and provides oversight of balance sheet allocations to ensure that new asset originations and the purchase of assets available in the secondary market meet our risk and business objectives. PMC also oversees progress towards long-term balance sheet objectives. The CEO, CFO, and the CRO are members of each governance committee to promote consistency and communication. Additionally, other executive and senior officers of the Company are members of these committees based upon their responsibilities and subject matter expertise.

The CRO and, by extension, CRM, establishes sound corporate risk frameworks and processes that focus on identifying, measuring, analyzing, managing, and reporting the risks that we face. At its core, CRM’s objective is to deliver sophisticated risk management capabilities throughout the organization that:

•	Identify, measure, analyze, manage, and report risk at the transaction, portfolio, and enterprise levels;

•	Optimize decision making;

•	Promote sound processes and regulatory compliance;

•	Maximize shareholder value; and

•	Support our Purpose of Lighting the Way to Financial Well-Being and conform to our supporting guiding principles of Client First, One Team, Executional Excellence, and Profitable Growth.

To achieve this objective, CRM continually refines our risk governance and management limits, policies, processes, and procedures to reflect changes in our operating environment and/or corporate goals and strategies. In terms of underwriting, CRM Credit Risk seeks to mitigate risk through analysis of such things as a borrower's credit history; pertinent financial information, e.g., financial statements and tax returns, cash flow, and liquidity; and collateral value. Additionally, our loan products and underwriting elements are continuously reviewed and refined. Examples include: client eligibility requirements, documentation requirements, loan types, collateral types, LTV ratios, and minimum credit scores. Prior reviews have resulted in changes such as enhanced documentation standards, maximum LTV ratios, and changes in production channels, which contributed to material reductions in higher-risk exposures, such as higher-risk mortgage, home equity, and commercial construction loans, as well as a decline in early stage delinquencies and NPLs.

In practice, CRM measures and oversees risk management along several primary risk dimensions: credit, market, liquidity, operational, and compliance. Other risks, such as legal, strategic, and reputational risk, which can arise from any corporate activity, are also monitored by CRM and other risk stewards such as Technology Risk and Compliance, Finance Risk Management, Human Resources, Third-Party Risk Management, and others.

Credit risk programs/processes are overseen by the Chief Wholesale Credit Officer and the Chief Retail Credit Officer; market risk and liquidity programs/processes are overseen by the Corporate Market Risk Officer; operational risk programs/processes, including the Bank Secrecy Act/Anti-Money Laundering, Resolution Planning, and Third-Party Risk programs, are directly overseen by the Corporate Operational Risk Officer; other risk steward programs are coordinated through the Operational Risk Program; Model Risk Management program/processes and model validation are overseen by the Corporate Model Risk Management Officer; Compliance programs are overseen by the Corporate Compliance Officer; and regulatory relations activities are overseen by the Corporate Regulatory Liaison Officer. Other activities overseen by CRM include risk information and reporting; risk technology/consulting investments; risk analytics (including the ALLL); Risk Review, an assurance function; and other risk administration functions such as Executive and BRC risk committee reporting.

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

CRM establishes and oversees the adherence to the credit risk management governance frameworks and policies, independently measures, analyzes, and reports on portfolio and risk trends, and actively participates in the formulation of our credit strategies. Credit risk officers and supporting teammates within our lines of business are direct participants in the origination, underwriting, and ongoing management of credit. They work to promote an appropriate balance between our risk management and business objectives through adherence to established policies, procedures, and standards. Risk Review, one of our independent assurance functions, regularly assesses and reports on business unit and enterprise asset quality and the integrity of our credit processes. Additionally, total borrower exposure limits and concentration risk are established and monitored. Credit risk may be mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as CDS.

Borrower/counterparty (obligor) risk and facility risk is evaluated using our risk rating methodology, which is utilized in all lines of businesses. We use various risk models to estimate both expected and unexpected loss, which incorporates both internal and external default and loss experience. To the extent possible, we collect and use internal data to ensure the validity, reliability, and accuracy of our risk models used in default, severity, and loss estimation.

Operational Risk Management
We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, cyber attacks and other security risks, country risk, and legal risk, the potential for operational and reputational loss remains elevated.

We believe that effective management of operational risk, defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events, plays a major role in both the level and the stability of our profitability. Our Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, monitor, and report on operational risks Company-wide. These processes support our goals to minimize future operational losses and strengthen our performance by maintaining sufficient capital to absorb operational losses that are incurred.

Operational Risk Management is overseen by our CORO, who reports directly to the CRO. The operational risk governance structure includes an operational risk manager and support staff within each business segment and corporate function. These risk managers are responsible for execution of risk management within their areas in compliance with CRM's policies and procedures.

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
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2013.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive at December 31, 2013.
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
A positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based income will increase more quickly than liability based expense due to balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 26, which are prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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

		Table 26

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	December 31, 2013	December 31, 2012
Rate Change
+200	1.8%	4.8%
+100	1.0%	2.5%
-25	(0.8)%	(0.8)%
1Estimated % change of net interest income is reflected on a non-FTE basis.

The decrease in asset sensitivity and net interest income compared to December 31, 2012, is predominantly due to slower assumed prepayments on mortgage-related products due to higher long-term rates and balance sheet mix changes.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2013, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 27

	Estimated % Change in MVE
(Basis points)	December 31, 2013	December 31, 2012
Rate Change
+200	(8.0)%	(2.4)%
+100	(3.8)%	(0.1)%
-25	0.8%	(0.3)%

The increase in MVE sensitivity from December 31, 2012 is primarily due to an increase in asset durations due to higher long-term interest rates. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The following table presents VAR and Stressed VAR for the year ended December 31, as well as VAR by Risk Factor at December 31, 2013:

Value at Risk Profile		Table 28

(Dollars in millions)	2013	2012
VAR (1-day holding period)
Ending	$3	$5
High	8	6
Low	2	4
Average	4	5

Stressed VAR (10-day holding period) [1]
Ending	$29	N/A
High	92	N/A
Low	11	N/A
Average	27	N/A

(Dollars in millions)	December 31, 2013	December 31, 2012
VAR by Risk Factor (1-day holding period) [1]
Commodity price risk	$—	N/A
Equity price risk	2	N/A
Foreign exchange risk	—	N/A
Interest rate risk	2	N/A
Credit spread risk	2	N/A
VAR (1-day diversified) total	3	N/A
1 "N/A" - The calculation of Stressed VAR and VAR by Risk Factor under the new Market Risk Rule was not applicable in prior periods.

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Equity Derivatives, Fixed Income Securities, Interest Rate Derivatives, and Credit Trading. While there were no material changes in composition of the trading portfolio during 2013, risk reducing activities, primarily in our equity derivatives and fixed income business during the latter half of the year, resulted in lower VAR at December 31, 2013, compared to December 31, 2012. The trading portfolio did not contain any correlation trading positions or on- or off-balance sheet securitization positions during 2013.

Effective January 1, 2013, a change to our VAR methodology was implemented and we began using historical based simulation instead of the previously used Monte Carlo simulation. At the time of methodology change implementation, our VAR calculated using the Monte Carlo simulation yielded results that were similar to the historical simulation results. The methodology change was primarily to ensure our internal modeling approach for VAR was on the same basis as that for Stressed VAR, which is a requirement under the Market Risk Rule.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the year ended December 31, 2013, there were no instances where trading losses exceeded firmwide VAR.
We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 16, "Derivative Financial Instruments" and Note 18, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-K and the "Critical Accounting Policies" section of this MD&A.

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

The Bank’s primary liquid assets consist of excess reserves and free and liquid securities (unencumbered, high-quality, liquid assets) in its investment portfolio. The Bank manages its investment portfolio primarily as a store of liquidity, maintaining the majority of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities. At December 31, 2013, the Bank’s AFS investment portfolio contained $10.0 billion of unencumbered and liquid securities at book value, of which approximately 94% consisted of agency MBS, agency debt, and U.S. Treasury securities.

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

We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as credit rating downgrades, severe economic recessions, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingency liquidity. These sources of contingency liquidity include available cash reserves; the ability to sell, pledge, or borrow against unencumbered securities in the Bank’s investment portfolio; the capacity to borrow from the FHLB system; and the capacity to borrow at the Federal Reserve Discount Window. The following table presents period end and average balances from these four sources as of and for the years ended December 31, 2013 and 2012. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 29
	December 31, 2013		December 31, 2012
(Dollars in billions)	As of	Average for the Year Ended ¹	As of	Average for the Year Ended ¹
Excess reserves	$1.3	$1.6	$3.4	$2.6
Free and liquid investment portfolio securities	10.0	11.5	9.8	12.8
FHLB borrowing capacity	12.3	13.1	16.0	12.1
Discount Window borrowing capacity	20.8	19.5	18.0	17.2
Total	$44.4	$45.7	$47.2	$44.7
1Average based upon month-end data, except excess reserves, which is based upon a daily average.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At December 31, 2013, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

Contingent uses of funds may arise from a variety of adverse events such as financial market disruptions or credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At December 31, 2013, both S&P and Fitch maintained a "Positive" outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position. Moody’s maintained a “Stable” outlook on our credit ratings at December 31, 2013. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook			Table 30
December 31, 2013
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2
Senior long-term	Baa1	BBB	BBB+
SunTrust Bank
Short-term	P-2	A-2	F2
Senior long-term	A3	BBB+	BBB+
Outlook	Stable	Positive	Positive

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits decreased to $127.7 billion at December 31, 2013, from $130.2 billion at December 31, 2012.

We also maintain access to diversified resources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $17.3 billion at December 31, 2013 from $15.3 billion at December 31, 2012. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits, as well as Fed funds purchased, increased modestly from $4.5 billion at December 31, 2012 to $4.9 billion at December 31, 2013.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $3.6 billion of issuance capacity remained available at December 31, 2013. During 2013, we issued several small structured notes for the Parent Company in the aggregate amount of $140 million. Additionally, in 2013 the Parent Company issued $750 million 5-year senior notes that pay a fixed annual coupon rate of 2.35% and will mature on November 1, 2018. We may call the notes at par beginning on October 1, 2018. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. In 2013, the Bank issued $600 million of 10-year senior notes that will pay a fixed annual coupon rate of 2.75%. We may call the notes at par beginning on April 1, 2023, one month prior to the notes' stated maturity date. At December 31, 2013, the Bank retained $37.0 billion of remaining capacity to issue notes under the Global Bank Note program. See the "Recent Developments" section below for a description of issuances subsequent to December 31, 2013.

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

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At December 31, 2013, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. No Parent Company debt matured during 2013 and no material Parent Company debt is scheduled to mature in 2014 or 2015. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, loans to our subsidiaries, and common share repurchases. See further details of the authorized common share repurchases in the "Capital Resources" section of this MD&A and in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" in this Form 10-K. We fund corporate dividends with Parent Company cash, the primary sources of which are dividends from our banking subsidiary and proceeds from the issuance of debt and capital securities. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances.

Recent Developments. In January 2014, we issued $250 million of 3-year floating rate senior notes under our Global Bank Note program. The notes pay a floating coupon rate of 3-month LIBOR plus 44 basis points. Also in January 2014, we issued $600 million of 3-year senior notes under our Global Bank Note program. The notes pay a fixed annual coupon rate of 1.35%. We may call both issuances beginning on January 15, 2017 and they will mature on February 15, 2017. We used the proceeds from this offering for general corporate purposes.

Other Liquidity Considerations. Numerous legislative and regulatory proposals currently outstanding may have an effect on our liquidity if they become effective. For example, on October 24, 2013, the Federal Reserve published proposed rules to implement the LCR for U.S. banks. The LCR would require banks to hold unencumbered, high-quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. The LCR is proposed to be phased-in as a regulatory requirement beginning January 1, 2015. While the potential impact of this and other regulatory proposals cannot be fully quantified at present, we believe that our strong core banking franchise and prudent liquidity management practices will position us well to comply with the new standards as they become effective.

In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to Sections 165 and 166 of the Dodd-Frank Act. These proposed regulations include a number of requirements related to liquidity that would be instituted in phases. The first phase encompasses largely qualitative liquidity risk management practices, including internal liquidity stress testing. The second phase would include certain quantitative liquidity requirements related to the proposed Basel III liquidity standards, such as the LCR noted above. We believe that we will be well positioned to demonstrate compliance with these new requirements and standards if and when they are adopted.

At December 31, 2013, our liability for UTBs was $291 million and the liability for interest related to these UTBs was $17 million. The UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with the relevant accounting guidance for income taxes. The UTBs are based on various tax positions in several jurisdictions, and if taxes related to these positions are ultimately paid, the payments would be made from our normal operating cash flows, likely over multiple years. See additional discussion in the "Provision for Income Taxes" section of this MD&A and Note 14, "Income Taxes," to the Consolidated Financial Statements in this Form 10-K.

As presented below, we had an aggregate potential obligation of $64.1 billion to our clients in unused lines of credit at December 31, 2013. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.3 billion in letters of credit at December 31, 2013, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.4 billion of these letters supported variable rate demand obligations at December 31, 2013. Unused commercial lines of credit have increased since December 31, 2012, as we continued to provide credit availability to our clients, while mortgage commitments have decreased significantly due to a decline in IRLC contracts as a result of rising interest rates during the year.

Unfunded Lending Commitments		Table 31
(Dollars in millions)	December 31, 2013	December 31, 2012
Unused lines of credit:
Commercial	$43,444	$36,902
Mortgage commitments [1]	2,722	9,152
Home equity lines	11,157	11,739
CRE	2,078	1,684
Credit card	4,708	4,075
Total unused lines of credit	$64,109	$63,552
Letters of credit:
Financial standby	$3,256	$3,993
Performance standby	57	49
Commercial	28	56
Total letters of credit	$3,341	$4,098
1 Includes IRLC contracts with notional balances of $1.8 billion and $6.8 billion at December 31, 2013 and 2012, respectively.

Other Market Risk
Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to clients to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential and commercial mortgage LHFS (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential and CRE loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.
We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of the warehouse and the IRLCs. The IRLCs on residential mortgage loans intended for sale are classified as derivative financial instruments and are not designated as hedge accounting relationships.
MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio, which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated.
MSRs, which are carried at fair value, totaled $1.3 billion and $899 million at December 31, 2013 and 2012, respectively, are managed within established risk limits, and are monitored as part of various governance processes. We originated MSRs with fair values at the time of origination of $352 million and $336 million during 2013 and 2012, respectively, and recognized a mark-to-market increase of $50 million and a decrease of $353 million in the fair value of our MSRs in 2013 and 2012, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $233 million and $69 million of net losses during 2013 and 2012, respectively, inclusive of decay and related hedges. The increase in net losses related to MSRs during 2013 compared to 2012 was driven by a decline in net hedge performance as a result of decreased carry income and an increase in market interest rate volatility, as well as a modest increase in decay.

We also held a total net book value of approximately $14 million and $32 million of private equity (direct investments) and other equity-related investments at December 31, 2013 and 2012, respectively. We generally hold these investments as long-term investments. If conditions in the market deteriorate, impairment charges could occur related to these long-term investments and other assets, including but not limited to goodwill and other intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 17, “Guarantees,” to the Consolidated Financial Statements in this Form 10-K.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. The table below presents our significant contractual obligations at December 31, 2013, except for pension and other postretirement benefit plans, which are included in Note 15, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

					Table 32
	At December 31, 2013
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities [1]	$8,369	$3,728	$886	$73	$13,056
Brokered time deposits [1]	1,262	387	223	152	2,024
Long-term debt [1,2]	8	1,951	6,342	2,389	10,690
Operating lease obligations	208	386	262	354	1,210
Capital lease obligations [1]	1	3	4	2	10
Purchase obligations [3]	284	65	31	8	388
Total	$10,132	$6,520	$7,748	$2,978	$27,378
1 Amounts do not include accrued interest.
2 Amounts do not include capital lease obligations.
3 Represents aggregation of termination fees on legally binding contracts to purchase goods or services that have a minimum termination fee of $5 million or more. Amounts paid under these contracts totaled $194 million during 2013; however, there is no minimum annual payment other than termination fees required.

SELECTED QUARTERLY FINANCIAL DATA							Table 33
	Three Months Ended
	2013				2012
(Dollars in millions, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations:
Interest income	$1,343	$1,339	$1,347	$1,359	$1,396	$1,445	$1,492	$1,534
Interest expense	130	131	136	138	150	174	218	223
Net interest income	1,213	1,208	1,211	1,221	1,246	1,271	1,274	1,311
Provision for credit losses	101	95	146	212	328	450	300	317
Net interest income after provision for credit losses	1,112	1,113	1,065	1,009	918	821	974	994
Noninterest income[1]	814	680	858	863	1,015	2,542	940	876
Noninterest expense	1,377	1,743	1,397	1,363	1,510	1,726	1,546	1,541
Income before provision/(benefit) for income taxes	549	50	526	509	423	1,637	368	329
Provision/(benefit) for income taxes	122	(146)	146	151	62	551	91	69
Net income attributable to noncontrolling interest	1	7	3	6	5	9	2	10
Net income	$426	$189	$377	$352	$356	$1,077	$275	$250
Net income available to common shareholders	$413	$179	$365	$340	$350	$1,066	$270	$245
Net interest income - FTE [2]	$1,247	$1,240	$1,242	$1,251	$1,276	$1,301	$1,306	$1,342
Total revenue - FTE [1,2]	2,061	1,920	2,100	2,114	2,291	3,843	2,246	2,218
Total revenue - FTE, excluding net securities gains [2]	2,060	1,920	2,100	2,112	2,290	1,902	2,232	2,200
Net income per average common share:
Diluted	0.77	0.33	0.68	0.63	0.65	1.98	0.50	0.46
Diluted, excluding Form 8-K items [2]	0.77	0.66	0.68	0.63	0.65	0.58	0.50	0.46
Basic	0.78	0.33	0.68	0.64	0.66	1.99	0.51	0.46
Dividends paid per average common share	0.10	0.10	0.10	0.05	0.05	0.05	0.05	0.05
Book value per common share	38.61	37.85	37.65	37.89	37.59	37.35	37.69	37.11
Tangible book value per common share [2]	27.01	26.27	26.08	26.33	25.98	25.72	26.02	25.49
Market capitalization	19,734	17,427	17,005	15,563	15,279	15,232	13,045	13,005
Market price:
High	36.99	36.29	32.84	29.98	30.64	30.79	24.83	24.93
Low	31.97	31.59	26.97	26.93	25.30	22.34	20.96	18.07
Close	36.81	32.42	31.57	28.81	28.35	28.27	24.23	24.17
Selected Average Balances
Total assets	$173,791	$171,838	$172,537	$171,808	$174,510	$175,282	$177,915	$176,855
Earning assets	154,664	154,250	153,495	152,471	151,225	153,207	154,890	154,623
Loans	125,649	122,672	121,372	120,882	121,587	124,080	123,365	122,542
Consumer and commercial deposits	127,460	126,618	126,579	127,655	127,907	125,353	125,885	125,843
Brokered time and foreign deposits	2,010	2,007	2,075	2,170	2,266	2,237	2,243	2,274
Intangible assets including MSRs	7,658	7,643	7,455	7,379	7,278	7,274	7,383	7,354
MSRs	1,253	1,232	1,039	957	848	829	955	919
Preferred Stock	725	725	725	725	334	275	275	275
Total shareholders’ equity	21,251	21,027	21,272	21,117	20,630	20,619	20,472	20,256
Average common shares - diluted (thousands)	537,921	538,850	539,763	539,862	539,618	538,699	537,495	536,407
Average common shares - basic (thousands)	532,492	533,829	535,172	535,680	535,012	534,506	533,964	533,100
Financial Ratios (Annualized)
ROA	0.97%	0.44%	0.88%	0.83%	0.81%	2.45%	0.62%	0.57%
ROE	7.99	3.49	7.12	6.77	6.86	20.84	5.31	4.89
ROTCE [2]	11.61	5.10	10.35	9.88	10.04	30.51	7.79	7.21
Net interest margin - FTE	3.20	3.19	3.25	3.33	3.36	3.38	3.39	3.49
Efficiency ratio [3]	66.82	90.77	66.56	64.46	65.93	44.90	68.83	69.50
Tangible efficiency ratio [2]	66.61	90.46	66.27	64.17	65.63	44.47	68.33	69.02
Total average shareholders’ equity to total average assets	12.23	12.24	12.33	12.29	11.82	11.76	11.51	11.45
Tangible equity to tangible assets [2]	9.00	8.98	8.95	9.00	8.82	8.48	8.31	8.14
Effective tax rate [4]	22.30	NM	27.89	30.04	14.86	33.82	24.85	21.55
Allowance to year-end total loans	1.60	1.67	1.75	1.79	1.80	1.84	1.85	1.92

Total NPAs to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.91	1.04	1.14	1.44	1.52	1.71	2.24	2.54
Common dividend payout ratio	13.0	30.1	14.8	7.9	7.7	2.5	10.0	11.0
Capital Adequacy
Tier 1 common equity	9.82%	9.94%	10.19%	10.13%	10.04%	9.82%	9.40%	9.33%
Tier 1 capital	10.81	10.97	11.24	11.20	11.13	10.57	10.15	11.00
Total capital	12.81	13.04	13.43	13.45	13.48	12.95	12.84	13.73
Tier 1 leverage	9.58	9.46	9.40	9.26	8.91	8.49	8.15	8.77
[1] Includes net securities gains	$1	$—	$—	$2	$1	$1,941	$14	$18

2 See Non-GAAP reconcilements in Table 37 of this MD&A.
3 Computed by dividing noninterest expense by total revenue-FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
4 “NM” - not meaningful.

FOURTH QUARTER 2013 RESULTS
We reported net income available to common shareholders of $413 million during the fourth quarter of 2013, an increase of $63 million, or 18%, compared with the same period of the prior year. Earnings per average common diluted share were $0.77 for the fourth quarter of 2013, compared with $0.65 for the fourth quarter of 2012. Lower provision for credit losses as a result of the continued improvement in credit quality, expense management, and declines in credit-related cyclical costs offset a decline in revenue to drive the increase in net income available to common shareholders.
During the fourth quarter of 2013, net interest income on a FTE basis was $1.2 billion, a decrease of $29 million, or 2%, compared to the fourth quarter of 2012. The reduction in net interest income was due to lower yields on earning assets, partially offset by higher average earning assets and lower interest expense driven by a favorable shift in deposit mix and an overall decline in deposit rates paid. Net interest margin decreased 16 basis points to 3.20% during the fourth quarter of 2013 compared to 3.36% for the same period in 2012. The decrease was primarily due to a 22 basis point decline in earning asset yields, partially offset by a seven basis point reduction in interest-bearing liability rates, primarily related to a favorable shift in deposit mix.
The provision for credit losses was $101 million during the fourth quarter of 2013, a decrease of $227 million, or 69%, compared to the fourth quarter of 2012. The decrease was due to continued improvement in asset quality in 2013 and the increased charge-offs in the fourth quarter of 2012 related to NPL sales and the policy change related to Chapter 7 bankruptcy loans. See additional discussion of policy information in Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-K.
Total noninterest income was $814 million for the fourth quarter of 2013, a decrease of $201 million, or 20%, compared to the fourth quarter of 2012. This decrease was primarily driven by lower mortgage production related and investment banking income, partially offset by lower valuation losses on the Company's fair value debt and an increase in other noninterest income. Mortgage production related income during the fourth quarter of 2013 was $31 million compared to $241 million during the fourth quarter of 2012, a $210 million decrease driven by a decline in production volume and gain on sale margins as market interest rates increased. Investment banking income decreased $16 million during the fourth quarter of 2013 compared to the fourth quarter of 2012, due to a decline in fixed income origination revenue, partially offset by growth in mergers and acquisitions advisory and equity offering fees. Other noninterest income increased $37 million during the fourth quarter of 2013 compared to the fourth quarter of 2012, primarily due to $25 million of net losses related to the sale of Ginnie Mae loans in the fourth quarter of 2012.
Total noninterest expense was $1.4 billion during the fourth quarter of 2013, a decrease of $133 million, or 9%, compared to the fourth quarter of 2012. The decrease was a result of declines in almost all noninterest expense categories due to improved expense management and declines in cyclical costs. Specifically, the decreases were driven by other noninterest expense of $58 million, operating losses of $35 million, employee compensation and benefits expense of $15 million, and FDIC insurance and regulatory expense of $13 million. The decrease in other noninterest expense was primarily driven by declines in other real estate, consulting and legal, and credit and collections expenses due to declines in cyclical costs and the recognition of certain legacy mortgage items. Operating losses declined in 2013 due to a $32 million accrual for our portion of the Consent Order related to the Independent Foreclosure Review in the fourth quarter of 2012. The decrease in employee compensation and benefits expense was primarily due to lower incentive compensation and employee benefit costs. The decrease in FDIC insurance and regulatory expense compared to the fourth quarter of 2012 was due to a decrease in our FDIC insurance assessment rate, reflecting our reduced risk profile.

The income tax provision during the fourth quarter of 2013 was $122 million compared with an income tax provision of $62 million during the fourth quarter of 2012. The increase in the income tax provision was primarily the result of higher pre-tax income in the fourth quarter of 2013 compared to the same period in 2012. The fourth quarter 2013 and 2012 effective tax rates were favorably impacted by audit settlements, statute expirations, and/or changes in tax rates.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments during the years ended December 31:

Net Income/(Loss) by Segment			Table 34
(Dollars in millions)	2013	2012	2011
Consumer Banking and Private Wealth Management	$583	$310	$350
Wholesale Banking	900	698	270
Mortgage Banking	(568)	(696)	(717)

Corporate Other	485	1,517	432
Reconciling Items [1]	(56)	129	312
Total Corporate Other	429	1,646	744
Consolidated net income	1,344	1,958	647
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 20, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-K.

The following table presents average loans and average deposits for our reportable business segments during the years ended December 31:

Average Loans and Deposits by Segment	Table 35

	Average Loans			Average Consumer and Commercial Deposits
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Consumer Banking and Private Wealth Management	$40,457	$41,823	$40,209	$84,107	$83,917	$84,477
Wholesale Banking	54,195	50,741	46,975	39,827	38,697	35,060
Mortgage Banking	27,974	30,288	29,128	3,206	3,638	3,084
Corporate Other	31	41	(4)	(64)	(3)	105

See Note 20, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-K for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Years Ended December 31, 2013 vs. 2012

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $583 million during the year ended December 31, 2013, an increase of $273 million, or 88%, compared to 2012. The increase in net income was driven by continued improvement in credit quality resulting in a lower provision for credit losses and a decline in noninterest expense, which in aggregate, more than offset a decline in revenue.

Net interest income was $2.6 billion during 2013, a decrease of $121 million, or 4%, compared to 2012. The decrease was driven by lower deposit spreads and lower average loan balances. Net interest income related to loans decreased $42 million, or 4%. Of this decrease, $34 million is attributable to a $1.4 billion, or 3%, decline in average loan balances, while the remaining decline is associated with a two basis point decrease in loan spreads. The decline in average loans was driven by the $2.0 billion student loan sale executed in the fourth quarter of 2012 and home equity line paydowns during 2013. These declines were partially offset by increases in other consumer loan categories as a result of higher consumer loan production. Net interest income related to deposits decreased $104 million, or 6%, compared to the same period during 2012, as deposit spreads decreased 13 basis points. Average deposit balances were essentially flat; however, favorable deposit mix trends continued as lower cost average deposit balances increased, offsetting a $2.4 billion, or 16%, decline in average time deposits. Other funding costs related to other assets improved by $29 million, driven primarily by a decline in funding rates.
Provision for credit losses was $362 million during 2013, a decrease of $283 million, or 44%, compared to 2012. The decrease was driven by declines in net charge-offs of $211 million in home equity lines and $41 million in consumer mortgage loans. Net charge-offs during 2012 included $43 million related to a change in policy which accelerated the timing for charging-off junior lien loans and $31 million related to a change in policy regarding loans discharged in Chapter 7 bankruptcy.

Total noninterest income was $1.5 billion during 2013, a decrease of $20 million, or 1%, compared to 2012. The decrease was largely driven by the reclassification of certain card rewards costs to offset related revenue and declines in service charges on deposit account fees. These declines were partially offset by increases in wealth management revenue.

Total noninterest expense was $2.8 billion during 2013, a decrease of $291 million, or 9%, compared to 2012. The decrease was driven by reductions in staff expense, other operating expenses, and overhead costs. These declines were partially the result of a more efficient branch network and staffing model resulting from reducing the number of branches by 7% compared to last year, as we made progress in our efforts to better align our distribution channels with evolving client preferences.

Wholesale Banking
Wholesale Banking reported net income of $900 million during the year ended December 31, 2013, an increase of $202 million, or 29%, compared to 2012. The increase in net income was attributable to decreases in provision for credit losses and noninterest expense and an increase in net interest income, partially offset by a decrease in noninterest income.
Net interest income was $1.7 billion during 2013, a $72 million, or 4%, increase compared to 2012, driven by an increase in average loan and deposit balances. Net interest income related to loans increased, as average loan balances increased $3.5 billion, or 7%, driven by increases in commercial tax-exempt, domestic, and floor plans loans. Net interest income related to client deposits increased as average deposit balances increased $1.1 billion, or 3%, compared to the prior year. Favorable trends in deposit mix continued as lower cost demand deposits increased $514 million, or 3%, average interest-bearing transaction accounts and money market accounts increased a combined $805 million, or 5%, and time deposits decreased $190 million, or 17%.
Provision for credit losses was $79 million during 2013, a decrease of $187 million, or 70%, compared to 2012. The decrease was driven by declines in CRE, commercial, and residential mortgage loans net charge-offs.
Total noninterest income was $1.3 billion during 2013, a decrease of $123 million, or 9%, compared to 2012, driven by lower trading revenue and the impairment of certain lease financing assets during 2013. These declines were partially offset by gains on the disposition of affordable housing partnership assets and higher investment banking fees.
Total noninterest expense was $1.6 billion during 2013, a decrease of $172 million, or 10%, compared to 2012, driven by continued declines in other real estate related expense and other credit related expense. These declines were partially offset by increased operating losses as 2012 included the impact of the favorable settlement of litigation claims. Additionally, the prior year included a $96 million impairment charge related to the planned dispositions of affordable housing partnership assets that were substantially completed during 2013.
Mortgage Banking
Mortgage Banking reported a net loss of $568 million during the year ended December 31, 2013, an improvement of $128 million, or 18%, compared to 2012. The improvement was driven by a lower provision for mortgage repurchases and lower provision for credit losses. These improvements were partially offset by a decrease in mortgage production related and servicing income and an increase in noninterest expense primarily attributable to the recognition of certain legacy mortgage matters.
Net interest income was $539 million during 2013, an increase of $27 million, or 5%, compared to 2012. The increase was predominantly due to higher net interest income on loans that was partially offset by lower deposit net interest income and net interest income on LHFS. Net interest income on loans increased $46 million, or 14%, due to improved spreads on residential mortgages, as well as nonaccrual and restructured loans. However, average residential mortgage loans decreased $1.5 billion, or 6%, which partially offset the improved spreads. Net interest income on deposits decreased $10 million due to a $432 million decrease, or 12%, in total average deposits. Net interest income on LHFS decreased $9 million due to lower loan spreads, coupled with a $207 million decrease in average balances.

Provision for credit losses was $238 million during 2013, a decrease of $532 million, or 69%, compared to 2012. The improvement was driven by a decline in net charge-offs, partially attributable to the $193 million in net charge-offs related to the transfer of loans to LHFS and subsequent sale of nonperforming residential mortgage loans during 2012. Additionally, policy changes related to second lien home equity loans and discharged Chapter 7 bankruptcy loans added $70 million in aggregate net charge-offs during 2012.

Total noninterest income was $402 million during 2013, a decrease of $100 million, or 20%, compared to 2012. The decrease was predominantly driven by a decline in mortgage production related income and lower mortgage servicing income, partially offset by a decline in the mortgage repurchase provision. Mortgage production related income decreased $27 million due to lower gain on sale margins and lower loan production, largely offset by an approximate $600 million decline in mortgage repurchase provision. Loan originations were $29.9 billion for the year ended December 31, 2013, compared to $32.1 billion during 2012, a decrease of $2.2 billion, or 7%. Mortgage servicing income was $87 million, a decrease of $173 million, or 67%, driven by less favorable net MSR hedge performance, higher decay, and lower servicing fees due to a decline in the servicing portfolio. Total loans serviced were $136.7 billion at December 31, 2013 compared with $144.9 billion at December 31, 2012, down 6%.

Total noninterest expense was $1.5 billion during 2013, an increase of $134 million, or 10%, compared to 2012. Operating losses and collection services increased $234 million due to $291 million in charges to settle certain mortgage-related legal matters and a $96 million charge related to the increase in our allowance for servicing advances. These charges were recorded during the third quarter of 2013, compared to lower legal and servicing related losses recognized during 2012. These incremental expenses were partially offset by declines in consulting expense of $84 million, predominantly due to lower costs associated with the Federal Reserve Consent Order, staff expense of $33 million, credit services expense of $15 million, and other real estate expense of $14 million. Additionally, total allocated support costs increased $51 million.

Corporate Other
Corporate Other net income during the year ended December 31, 2013 was $485 million, a decrease of $1.0 billion, or 68%, compared to 2012. The decrease was primarily due to the securities gains as a result of the sale of our Coke stock during 2012 and lower net interest income as a result of maturing commercial loan related-swap income, partially offset by lower provision for income taxes.

Net interest income was $309 million during 2013, a decrease of $84 million, or 21%, compared to 2012. The decrease was driven by lower income from the aforementioned interest rate swaps and a $31 million decrease in foregone dividend income resulting from the sale of the Coke stock in 2012. These declines were partially offset by a decrease in funding costs. Total average assets decreased $1.8 billion, or 6%, primarily driven by a reduction in the securities AFS portfolio due to the aforementioned sale of the Coke stock. Average long-term debt decreased $1.9 billion, or 18%, and average short-term borrowings decreased $1.5 billion, or 27%, compared to 2012. The decline in average long-term debt was primarily due to the repayment of senior and subordinated debt, while the decline in average short-term debt was the result of the repayment of FHLB borrowings.

Total noninterest income was $56 million during 2013, a decrease of $1.9 billion, or 97%, compared to 2012, predominantly due to a $1.9 billion net gain on sale of our Coke stock in 2012. This decrease was partially offset by a $69 million decline in mark-to-market valuation losses on our public debt and index-linked CDs carried at fair value.

Total noninterest expense was a contra expense of $46 million during 2013 compared to an expense of $68 million during 2012. The decrease in expense was mainly due to a higher recovery of internal cost allocations and declines in severance costs, incentive compensation and employee benefits related to business performance, and operating losses compared to 2012. Additionally, 2012 expenses also included a $38 million charitable contribution of Coke stock to the SunTrust Foundation and debt extinguishment charges related to the redemption of higher cost trust preferred securities.

The benefit for income taxes was $83 million during 2013 compared to a provision for income taxes of $767 million during 2012. The year ended December 31, 2012 included the income tax impact of the gains on the sale of the Coke stock, while 2013 included the impact of certain audit settlements, statute expirations, tax planning strategies, and/or changes in tax rates.

Years Ended December 31, 2012 vs. 2011

Consumer Banking and Private Wealth Management

Consumer Banking and Private Wealth Management reported net income of $310 million during the year ended December 31, 2012, a decrease of $40 million, or 11%, compared to 2011. The decrease in net income was due to lower noninterest income and higher noninterest expenses, partially offset by lower provision for credit losses.

Net interest income was $2.7 billion during 2012, a decrease of $6 million compared to 2011. The decrease was driven by lower loan and deposit spreads, partially offset by the impact of higher average loan balances. Net interest income related to loans increased $17 million, or 2%, compared to the prior year driven by a $1.6 billion, or 4%, increase in average loan balances, partially offset by a decrease in loan spreads of six basis points. The increase in average loans was driven by the fourth quarter of 2011 acquisitions of student loan portfolios and higher production in indirect auto loans, partially offset by decreases in equity lines, commercial real estate, and residential mortgages. Other funding costs related to other assets improved by $28 million, driven primarily by a decline in funding rates. Net interest income related to client deposits decreased $52 million, or 3%, compared to the same period in 2011. The decrease in net interest income was driven by a five basis point decline in deposit spreads and a $560 million decrease in average client deposit balances.

Provision for credit losses was $645 million during 2012, a decrease of $144 million, or 18%, compared to 2011. The decrease was driven by declines in net charge-offs of $70 million in home equity lines, $31 million in commercial, $17 million in indirect, $17 million in credit card, and $10 million in residential mortgage loans. Included in these amounts were $43 million of incremental charge-offs related to a change in credit policy accelerating the charge-off of second lien loans from 180 days to 120 days past due and $31 million of incremental charge-offs related to a change in policy to recognize charge-offs on loans discharged in Chapter 7 bankruptcy. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A.

Total noninterest income was $1.5 billion during 2012, a decrease of $178 million, or 11%, compared to 2011. Card fees decreased $153 million compared to 2011 driven by regulations on debit interchange fee income that became effective during 2011. Additionally, there was a $20 million decline in trust and investment management income influenced by clients' desires for additional liquidity, along with a $16 million decline in service charges on deposit accounts, partially offset by a $12 million increase in retail investment income.

Total noninterest expense was $3.1 billion during 2012, an increase of $22 million, or 1%, compared to 2011. The increase was driven by corporate overhead allocations that offset a decrease in expenses managed by the business, such as reduced staff expense, other real estate, advertising, other staff, and operating supplies expense.

Wholesale Banking

Wholesale Banking reported net income of $698 million during the year ended December 31, 2012, an increase of $428 million, compared to 2011. The increase was attributable to decreases in provision for credit losses and noninterest expense combined with increases in both net interest income and noninterest income.
Net interest income was $1.7 billion during 2012, an increase of $165 million, or 11%, compared to 2011, driven by higher loan and deposit balances. Net interest income related to loans increased $94 million, or 10%, as average loan balances increased $3.8 billion, or 8%, driven by increases in commercial domestic and tax-exempt loans, partially offset by decreases in CRE loans. Net interest income related to deposits increased $51 million, or 9%, resulting from a $3.6 billion, or 10%, increase in client deposit balances. Favorable trends in deposit mix continued as lower cost demand deposits increased $4.3 billion, or 27%, while average interest-bearing transaction accounts and money market accounts decreased a combined $608 million, or 3%.
Provision for credit losses was $266 million during 2012, a decrease of $293 million, or 52%, compared to 2011. The decrease was driven by lower net charge-offs in CRE, commercial domestic, and residential mortgage loans.
Total noninterest income was $1.4 billion during 2012, an increase of $182 million, or 15%, compared to 2011, predominantly driven by increased trading revenue, investment banking revenue, service charges on deposit accounts, card services, and non margin loan fees. These increases were partially offset by declines in letter of credit fees and other miscellaneous income.

Total noninterest expense was $1.8 billion during 2012, a decrease of $64 million, or 3%, compared to 2011, driven by favorable settlement of litigation claims and continued declines in other real estate related expense and staff expense. Noninterest expense included impairment charges of $96 million related to the planned disposition of affordable housing partnership investments, announced in September 2012. Sales of the partnership investments were substantially completed during 2013.

Mortgage Banking
Mortgage Banking reported a net loss of $696 million during the year ended December 31, 2012, an improvement of $21 million, or 3%, compared to 2011. The improvement was driven by higher gains on sale of loans and improved net MSR hedge performance that was largely offset by higher provision for mortgage repurchases, provision for credit losses, and noninterest expenses. During 2012, strategic actions were taken to improve the risk profile and strengthen the balance sheet. Those actions included additional provision for mortgage repurchases expected to cover pre-2009 GSE demands, higher provision for loan losses associated with charge-offs related to NPL sales, and market valuation losses associated with the transfer to LHFS and subsequent sale of Ginnie Mae loans.
Net interest income was $512 million during 2012, an increase of $41 million, or 9%, compared to 2011. The increase was predominantly due to higher net interest income on loans and LHFS and reduced funding costs on lower MSR balances. Average residential mortgage loans increased $1.6 billion, or 6%, resulting in an increase in net interest income of $21 million. Net interest income on LHFS increased $14 million due to a $964 million increase in average balances, partially offset by lower loan spreads.

Provision for credit losses was $770 million during 2012, an increase of $77 million, or 11%, compared to 2011. The increase was driven by charge-offs of $193 million related to NPL sales during 2012 compared with $10 million of charge-offs related to NPL sales during 2011. Additionally, policy changes related to second lien home equity loans and discharged Chapter 7 bankruptcy loans added $70 million in net charge-offs during 2012. Excluding the incremental charge-offs associated with NPL sales and policy changes, net charge-offs declined during 2012.

Noninterest income was $502 million during 2012, an increase of $261 million, compared to 2011 driven by higher mortgage production related and servicing income, partially offset by higher losses on the sale of Ginnie Mae loans during 2012. Total mortgage production related income during the year was $341 million, an increase of $361 million compared to the prior year. Loan production volume was $32.1 billion in 2012, an increase of $9.0 billion, or 39%, from the prior year resulting in higher gain on sale and fee income. Additionally, the mortgage loan repurchase provision increased $211 million over the prior year, largely due to a provision in 2012 to cover expected losses on pre-2009 GSE demands.

Mortgage servicing income was $260 million during 2012, an increase of $36 million, or 16%, compared to 2011 due to favorable net MSR hedge performance, partially offset by higher decay and lower fee income. Additionally, 2011 included a $38 million reduction of servicing income due to an increase in prepayment assumptions attributable to anticipated refinancing activity arising from the HARP 2.0 program. Total loans serviced were $144.9 billion at December 31, 2012 compared with $157.8 billion at December 31, 2011, down 8%.

Total noninterest expense was $1.4 billion during 2012, an increase of $179 million, or 15% compared to 2011. The higher expenses were attributable to a $79 million increase in operating losses due to compliance-related costs, largely associated with mortgage servicing and litigation expenses. Additionally, consulting expenses increased $44 million, predominantly due to costs associated with the Federal Reserve Consent Order and other business initiatives. Total allocated costs increased $70 million and staff expenses increased $48 million, driven by costs associated with higher production volumes. These increases were partially offset by lower agency compensatory fees and lower OREO expenses.

Corporate Other

Corporate Other net income during the year ended December 31, 2012 was $1.5 billion, an increase of $1.1 billion, compared to 2011. The increase was predominantly due to securities gains as a result of the sale of Coke stock, partially offset by lower interest income as a result of maturing interest rate swaps utilized to manage interest rate risk, lower gains from the sale of other securities AFS, and a higher charitable contributions expense.

Net interest income was $393 million during 2012, a decrease of $111 million, or 22%, compared to 2011. The decrease was primarily due to lower income from the aforementioned interest rate swaps and was partially offset by lower cost of funds driven by a decrease in other assets. Total average assets decreased $3.0 billion, or 10%, predominantly due to reduction in the investment portfolio. Average long-term debt decreased $1.7 billion, or 14%, compared to 2011, primarily due to the repayment of senior and subordinated debt. Average short-term borrowings increased $5.7 billion as our non-deposit funding profile began to reflect a more normalized asset growth and balance sheet environment.

Total noninterest income was $2.0 billion during 2012, an increase of $1.7 billion, compared to 2011. The increase was predominantly due to a $1.9 billion net gain on the sale of the Coke stock. These gains were partially offset by a $186 million decrease in mark-to-market valuation gains on our public debt and index linked CDs carried at fair value, and an $83 million decrease in net gains on the sale of other securities AFS.

Total noninterest expenses decreased $65 million during 2012 compared to 2011. The decrease was mainly due to the potential national mortgage servicing settlement claim expense recorded in 2011 and was partially offset by a $38 million charitable contribution of the Coke stock to the SunTrust Foundation, higher severance expense, higher lease abandonment charges related to office space utilization changes, and increased debt extinguishment charges during 2012 related to the redemption of higher cost trust preferred securities. The increase in total staff expense was due to a $60 million gain related to curtailment of our pension plan, net of a discretionary 401(k) contribution recognized during 2011 and increased incentive expenses during 2012 as a result of improved business performance.

Reconcilement of Non-U.S. GAAP Measures - Annual								Table 36
	Year Ended December 31
(Dollars in millions, except per share data)	2013				2012
	As Reported	8-K Adjustments		Excluding Form 8-K items [1]	As Reported	8-K Adjustments		Excluding Form 8-K items [1]
Net interest income	$4,853	$—		$4,853	$5,102	$—		$5,102
Provision for credit losses	553	—		553	1,395	172	[2]	1,223
Net interest income after provision for credit losses	4,300	—		4,300	3,707	172		3,879
Noninterest Income
Service charges on deposit accounts	657	—		657	676	—		676
Other charges and fees	369	—		369	402	—		402
Card fees	310	—		310	316	—		316
Trust and investment management income	518	—		518	512	—		512
Retail investment services	267	—		267	241	—		241
Investment banking income	356	—		356	342	—		342
Trading income	182	—		182	211	—		211
Mortgage production related income	314	(63)	[3]	377	343	(371)	[4]	714
Mortgage servicing related income	87	—		87	260	—		260
Net securities gains	2	—		2	1,974	1,938	[5]	36
Other noninterest income	152	—		152	96	(92)	[6]	188
Total noninterest income	3,214	(63)		3,277	5,373	1,475		3,898
Noninterest Expense
Employee compensation and benefits	2,901	—		2,901	3,077	—		3,077
Outside processing and software	746	—		746	710	—		710
Net occupancy expense	348	—		348	359	—		359
Operating losses	503	323	[7]	180	277	—		277
Credit and collection services	264	96	[8]	168	239	—		239
Regulatory assessments	181	—		181	233	—		233
Equipment expense	181	—		181	188	—		188
Marketing and customer development	135	—		135	184	38	[9]	146
Consulting and legal fees	73	—		73	165	—		165
Amortization/impairment of intangible assets/goodwill	23	—		23	46	—		46
Other real estate expense	4	—		4	140	—		140
Net loss on extinguishment of debt	—	—		—	16	—		16
Other noninterest expense	521	—		521	689	96	[10]	593
Total noninterest expense	5,880	419		5,461	6,323	134		6,189
Income before provision for income taxes	1,634	(482)		2,116	2,757	1,169		1,588
Provision/(benefit) for income taxes	273	(303)	[11]	576	773	416	[11]	357
Income including income attributable to noncontrolling interest	1,361	(179)		1,540	1,984	753		1,231
Net income attributable to noncontrolling interest	17	—		17	26	—		26
Net income	$1,344	($179)		$1,523	$1,958	$753		$1,205
Net income available to common shareholders	$1,297	($179)		$1,476	$1,931	$753		$1,178
Net income per average common share - diluted	$2.41	($0.33)		$2.74	$3.59	$1.40		$2.19
Total Revenue - FTE [12]	$8,194	($63)		$8,257	$10,598	$1,475		$9,123
Efficiency ratio [13]	71.75%	(5.61)%		66.14%	59.67%	8.17%		67.84%
Tangible efficiency ratio [14]	71.48%	(5.62)%		65.86%	59.24%	8.10%		67.34%
Effective tax rate [15]	16.89%	10.55%		27.44%	28.29%	(5.43)%		22.86%
1 We present certain income statement categories and also total revenue - FTE, net income per average common diluted share, net income, net income available to common shareholders, an efficiency ratio, a tangible efficiency ratio, and the effective tax rate, excluding Form 8-K items. We believe these measures are useful to investors because it removes the effect of material items impacting the years' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. These measures are utilized by us to measure performance. Additional detail on the items can be found in Form 8-Ks filed with the SEC on October 10, 2013 and September 6, 2012.
2 Reflects the pre-tax provision expense associated with the planned sale of $0.5 billion of nonperforming mortgage and CRE loans and impacts the Mortgage Banking and Wholesale Banking segments.
3 Reflects the pre-tax impact of certain mortgage repurchase settlements with Fannie Mae and Freddie Mac and impacts the Mortgage Banking segment.
4 Reflects the pre-tax mortgage repurchase provision related to loans sold to GSEs prior to 2009 and impacts the Mortgage Banking segment.
5 Reflects the pre-tax gain associated with the early termination of agreements involving Coke shares and impacts the Corporate Other segment.
6 Reflects the pre-tax loss from moving $1.4 billion of student loans and $0.5 billion of Ginnie Mae loans to LHFS and impacts the Consumer Banking and Private Wealth Management and Mortgage Banking segments.
7 Reflects the pre-tax impact from the settlement of certain legal and regulatory matters and primarily impacts the Mortgage Banking segment.
8 Reflects the pre-tax impact from the mortgage servicing advances allowance increase and impacts the Mortgage Banking segment.
9 Reflects the pre-tax impact from the charitable contribution of one million Coke shares and impacts the Corporate Other segment.
10 Reflects the pre-tax write-down associated with actively marketing $0.2 billion of affordable housing investments and impacts the Wholesale Banking segment.
11 Reflects the provision/(benefit) for income taxes impact on above items as well as certain tax items disclosed in the Form 8-Ks.
12 We present total revenue - FTE excluding Form 8-K items. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without the impacts of the Form 8-K items is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
13 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We present the efficiency ratio excluding the impacts of the Form 8-K items because removing the impact of these items is more indicative of normalized operations.
14 We present a tangible efficiency ratio, which excludes the amortization of intangible assets. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business. We also present the tangible efficiency ratio excluding the impacts of the Form 8-K items because removing the impact of these items is more indicative of normalized operations.
15 We present the effective tax rate excluding the impacts of the Form 8-K items because removing the impact of these items is more indicative of normalized operations and the effective rate for the periods' results excluding these items.

Reconcilement of Non-U.S. GAAP Measures – Annual, continued
	Year Ended December 31
(Dollars in millions, except per share data)	2013	2012	2011	2010	2009
Net income/(loss)	$1,344	$1,958	$647	$189	($1,564)
Preferred dividends	(37)	(12)	(7)	(7)	(14)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	(66)	(267)	(266)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	(74)	—	—
Dividends and undistributed earnings allocated to unvested shares	(10)	(15)	(5)	(2)	17
Gain on purchase of Series A preferred stock	—	—	—	—	94
Net income/(loss) available to common shareholders	$1,297	$1,931	$495	($87)	($1,733)
Goodwill/intangible impairment charges attributable to common shareholders, after tax of $0 in 2012, and $36 million in 2009	—	7	—	—	715
Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges, after tax [1]	$1,297	$1,938	$495	($87)	($1,018)
Net income/(loss) available to common shareholders excluding accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury [1]	$1,297	$1,931	$569	($87)	($1,733)

Efficiency ratio [2]	71.75%	59.67%	72.49%	67.94%	79.07%
Impact of excluding impairment/amortization of goodwill/intangible assets other than MSRs	(0.27)	(0.43)	(0.50)	(0.58)	(9.72)
Tangible efficiency ratio [3]	71.48%	59.24%	71.99%	67.36%	69.35%

ROA	0.78%	1.11%	0.38%	0.11%	(0.89%)
Impact of removing Form 8-K items from net income	0.10	(0.43)	—	—	—
ROA excluding Form 8-K items [4]	0.88%	0.68%	0.38%	0.11%	(0.89%)

ROE	6.34%	9.56%	2.56%	(0.49%)	(10.07%)
Impact of removing average intangible assets, excluding MSRs, from average common shareholders' equity	2.91	4.46	1.27	(0.27)	(7.49)
ROTCE [5]	9.25%	14.02%	3.83%	(0.76%)	(17.56%)
Impact of removing Form 8-K items from net income available to common shareholders' equity	1.27	(5.47)	—	—	—
ROTCE excluding Form 8-K items [5]	10.52%	8.55%	3.83%	(0.76%)	(17.56%)

Total shareholders’ equity	$21,422	$20,985	$20,066	$23,130	$22,531
Goodwill, net of deferred taxes [6]	(6,183)	(6,206)	(6,190)	(6,189)	(6,204)
Other intangible assets, net of deferred taxes, and MSRs [7]	(1,332)	(949)	(1,001)	(1,545)	(1,671)
MSRs	1,300	899	921	1,439	1,540
Tangible equity	15,207	14,729	13,796	16,835	16,196
Preferred stock	(725)	(725)	(275)	(4,942)	(4,917)
Tangible common equity	$14,482	$14,004	$13,521	$11,893	$11,279

Total assets	$175,335	$173,442	$176,859	$172,874	$174,165
Goodwill	(6,369)	(6,369)	(6,344)	(6,323)	(6,319)
Other intangible assets including MSRs	(1,334)	(956)	(1,017)	(1,571)	(1,711)
MSRs	1,300	899	921	1,439	1,540
Tangible assets	$168,932	$167,016	$170,419	$166,419	$167,675
Tangible equity to tangible assets [8]	9.00%	8.82%	8.10%	10.12%	9.66%
Tangible book value per common share [9]	$27.01	$25.98	$25.18	$23.76	$22.59

Net interest income	$4,853	$5,102	$5,065	$4,854	$4,466
Taxable-equivalent adjustment	127	123	114	116	123
Net interest income - FTE	4,980	5,225	5,179	4,970	4,589
Noninterest income	3,214	5,373	3,421	3,729	3,710
Total revenue - FTE [10]	8,194	10,598	8,600	8,699	8,299
Securities gains, net	(2)	(1,974)	(117)	(191)	(98)
Total revenue - FTE excluding securities gains, net [10]	$8,192	$8,624	$8,483	$8,508	$8,201

(Dollars in billions)	December 31, 2013
Reconciliation of Common Equity Tier 1 Ratio
Tier 1 Common Equity - Basel I	$14.6
Adjustments from Basel I to Basel III [11]	—
CET 1 Capital - Basel III [12]	14.6

RWA - Basel I	$148.7
Adjustments from Basel I to Basel III [13]	3.9
RWA - Basel III [12]	152.6
Resulting regulatory capital ratios:
Basel I - Tier 1 common equity ratio	9.8%
Basel III - Common Equity Tier 1 ratio [12]	9.6

1 We present net income/(loss) available to common shareholders that excludes the portion of the impairment charges on goodwill and intangible assets allocated to the common shareholders and net income/(loss) to common shareholders that excludes the accelerated accretion associated with the repurchase of preferred stock issued to the U.S. Treasury. We believe these measures are useful to investors, because removing the non-cash impairment charge and non-cash accelerated accretion provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, we use this measure internally to analyze performance.
2 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
3 We present a tangible efficiency ratio which excludes the impairment/amortization of goodwill/intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs and goodwill impairment (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
4 We present return on average total assets excluding the impact of the Form 8-K items because removing the impact of these items is more indicative of normalized operations.
5 We present ROTCE to exclude intangible assets and Form 8-K items, except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets and Form 8-K items, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets, except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
6 Goodwill is deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $186 million, $163 million, $154 million, $134 million, and $115 million are excluded from 2013, 2012, 2011, 2010, and 2009, respectively.
7 Other intangible assets are deducted net of deferred taxes to determine Tier 1 capital. Deferred taxes of $2 million, $7 million, $16 million, $26 million, and $40 million are excluded from 2013, 2012, 2011, 2010, and 2009, respectively.
8 We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
9 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
10 We present total revenue - FTE excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
11 Primarily relates to the improved treatment of mortgage servicing assets essentially offset by certain disallowed DTAs.
12 The Basel III calculations of CET 1, RWA, and the common equity Tier 1 ratio are based upon our current interpretation of the final Basel III rules published by the Federal Reserve during October 2013, on a fully phased in basis.
13 The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for certain commercial loans, unfunded commitments, and mortgage servicing assets.

Reconcilement of Non-U.S. GAAP Measures – Quarterly							Table 37
	Three Months Ended
(Dollars in millions, except per share data)	2013				2012
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income	$426	$189	$377	$352	$356	$1,077	$275	$250
Preferred dividends	(10)	(9)	(9)	(9)	(4)	(2)	(3)	(3)
Dividends and undistributed earnings allocated to unvested shares	(3)	(1)	(3)	(3)	(2)	(9)	(2)	(2)
Net income available to common shareholders	$413	$179	$365	$340	$350	$1,066	$270	$245
Net income available to common shareholders, excluding Form 8-K items[1]	$413	$358	$365	$340	$350	$313	$270	$245

Net income per average common share, diluted	$0.77	$0.33	$0.68	$0.63	$0.65	$1.98	$0.50	$0.46
Impact of Form 8-K items from the third quarters of 2013 and 2012	—	0.33	—	—	—	(1.40)	—	—
Diluted net income per share, excluding Form 8-K items [1]	$0.77	$0.66	$0.68	$0.63	$0.65	$0.58	$0.50	$0.46

Efficiency ratio [2]	66.82%	90.77%	66.56%	64.46%	65.93%	44.90%	68.83%	69.50%
Impact of excluding amortization of intangible assets/impairment of goodwill	(0.21)	(0.31)	(0.29)	(0.29)	(0.30)	(0.43)	(0.50)	(0.48)
Tangible efficiency ratio [3]	66.61%	90.46%	66.27%	64.17%	65.63%	44.47%	68.33%	69.02%

ROE	7.99%	3.49%	7.12%	6.77%	6.86%	20.84%	5.37%	4.94%
Impact of removing average intangible assets, excluding MSRs, from average shareholders' equity	3.62	1.61	3.23	3.11	3.18	9.67	2.42	2.27
ROTCE [4]	11.61%	5.10%	10.35%	9.88%	10.04%	30.51%	7.79%	7.21%

Total shareholders’ equity	$21,422	$21,070	$21,007	$21,194	$20,985	$20,399	$20,568	$20,241
Goodwill, net of deferred taxes [5]	(6,183)	(6,189)	(6,195)	(6,200)	(6,206)	(6,210)	(6,220)	(6,180)
Other intangible assets, net of deferred taxes, and MSRs [6]	(1,332)	(1,285)	(1,240)	(1,071)	(949)	(888)	(929)	(1,142)
MSRs	1,300	1,248	1,199	1,025	899	831	865	1,070
Tangible equity	15,207	14,844	14,771	14,948	14,729	14,132	14,284	13,989
Preferred stock	(725)	(725)	(725)	(725)	(725)	(275)	(275)	(275)
Tangible common equity	$14,482	$14,119	$14,046	$14,223	$14,004	$13,857	$14,009	$13,714

Total assets	$175,335	$171,777	$171,546	$172,435	$173,442	$173,181	$178,257	$178,226
Goodwill	(6,369)	(6,369)	(6,369)	(6,369)	(6,369)	(6,369)	(6,376)	(6,344)
Other intangible assets including MSRs	(1,334)	(1,287)	(1,244)	(1,076)	(956)	(896)	(939)	(1,155)
MSRs	1,300	1,248	1,199	1,025	899	831	865	1,070
Tangible assets	$168,932	$165,369	$165,132	$166,015	$167,016	$166,747	$171,807	$171,797
Tangible equity to tangible assets [7]	9.00%	8.98%	8.95%	9.00%	8.82%	8.48%	8.31%	8.14%
Tangible book value per common share [8]	$27.01	$26.27	$26.08	$26.33	$25.98	$25.72	$26.02	$25.49

Net interest income	$1,213	$1,208	$1,211	$1,221	$1,246	$1,271	$1,274	$1,311
Taxable-equivalent adjustment	34	32	31	30	30	30	32	31
Net interest income - FTE	1,247	1,240	1,242	1,251	1,276	1,301	1,306	1,342
Noninterest income	814	680	858	863	1,015	2,542	940	876
Total revenue - FTE [9]	2,061	1,920	2,100	2,114	2,291	3,843	2,246	2,218
Securities gains, net	(1)	—	—	(2)	(1)	(1,941)	(14)	(18)
Total revenue - FTE excluding securities gains, net [9]	$2,060	$1,920	$2,100	$2,112	$2,290	$1,902	$2,232	$2,200

1 We present net income available to common shareholders and diluted net income per share, excluding Form 8-K items. We believe these measures are useful to investors because it removes the effect of material items impacting the quarters' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. These measures are utilized by us to measure performance. Additional detail on the items can be found in Form 8-Ks filed with the SEC on October 10, 2013 and September 6, 2012 and in Table 36, "Reconcilement of Non-U.S. GAAP Measures - Annual," in this MD&A.
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
4We present ROTCE to exclude intangible assets, except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets, except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
5Net of deferred taxes of $186 million, $180 million, $174 million, and $169 million, respectively, in 2013; and $163 million, $159 million, $156 million, and $164 million, respectively, in 2012.
6Net of deferred taxes of $2 million, $2 million, $4 million, and $5 million in 2013; and $7 million, $8 million, $10 million, and $14 million, respectively, in 2012.
7We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
8We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
9We present total revenue - FTE excluding net securities gains. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income is presented on an FTE basis, which adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without net securities gains is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “MD&A—Enterprise Risk Management,” in this Form 10-K, which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of SunTrust Banks, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2014

SunTrust Banks, Inc.
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions and shares in thousands, except per share data)	2013	2012	2011
Interest Income
Interest and fees on loans	$4,633	$5,035	$5,219
Interest and fees on loans held for sale	107	112	93
Interest and dividends on securities available for sale [1]	579	655	791
Trading account interest and other	69	65	78
Total interest income	5,388	5,867	6,181
Interest Expense
Interest on deposits	291	429	624
Interest on long-term debt	210	299	449
Interest on other borrowings	34	37	43
Total interest expense	535	765	1,116
Net interest income	4,853	5,102	5,065
Provision for credit losses	553	1,395	1,513
Net interest income after provision for credit losses	4,300	3,707	3,552
Noninterest Income
Service charges on deposit accounts	657	676	685
Other charges and fees	369	402	415
Card fees	310	316	463
Trust and investment management income	518	512	531
Retail investment services	267	241	230
Investment banking income	356	342	317
Trading income	182	211	248
Mortgage production related income/(loss)	314	343	(5)
Mortgage servicing related income	87	260	224
Net securities gains [2]	2	1,974	117
Other noninterest income	152	96	196
Total noninterest income	3,214	5,373	3,421
Noninterest Expense
Employee compensation	2,488	2,603	2,494
Employee benefits	413	474	382
Outside processing and software	746	710	653
Net occupancy expense	348	359	356
Operating losses	503	277	377
Credit and collection services	264	239	275
Regulatory assessments	181	233	300
Equipment expense	181	188	178
Marketing and customer development	135	184	184
Consulting and legal fees	73	165	120
Amortization/impairment of intangible assets/goodwill	23	46	43
Other real estate expense	4	140	264
Net loss/(gain) on debt extinguishment	—	16	(3)
Other noninterest expense	521	689	611
Total noninterest expense	5,880	6,323	6,234
Income before provision for income taxes	1,634	2,757	739
Provision for income taxes	273	773	79
Net income including income attributable to noncontrolling interest	1,361	1,984	660
Net income attributable to noncontrolling interest	17	26	13
Net income	$1,344	$1,958	$647
Net income available to common shareholders	$1,297	$1,931	$495
Net income per average common share:
Diluted	$2.41	$3.59	$0.94
Basic	2.43	3.62	0.94
Dividends declared per common share	0.35	0.20	0.12
Average common shares - diluted	539,093	538,061	527,618
Average common shares - basic	534,283	534,149	523,995
1 Includes dividends on Coke common stock of $31 million and $56 million for the years ended December 31, 2012 and 2011, respectively.
2 Total OTTI was $0, $1 million, and $2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Of total OTTI, losses of $1 million, $7 million, and $6 million were recognized in earnings, and gains of $1 million, $6 million, and $4 million were recognized as non-credit-related OTTI in OCI for the years ended December 31, 2013, 2012, and 2011, respectively.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Net income	$1,344	$1,958	$647
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities, net of tax of ($349), ($738) and $199, respectively	(597)	(1,343)	337
Change in net unrealized (losses)/gains on derivatives, net of tax of ($148), ($25) and $22, respectively	(253)	(37)	37
Change related to employee benefit plans, net of tax of $147, ($35) and ($141), respectively	252	(60)	(241)
Total other comprehensive (loss)/income	(598)	(1,440)	133
Total comprehensive income	$746	$518	$780
See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Balance Sheets

	December 31
(Dollars in millions and shares in thousands)	2013	2012
Assets
Cash and due from banks	$4,258	$7,134
Federal funds sold and securities borrowed or purchased under agreements to resell	983	1,101
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	5,263	8,257
Trading assets and derivatives (includes encumbered securities pledged against repurchase agreements of $731 and $727 at December 31, 2013 and 2012, respectively)	5,040	6,227
Securities available for sale	22,542	21,953
Loans held for sale [1] ($1,378 and $3,243 at fair value at December 31, 2013 and 2012, respectively)	1,699	3,399
Loans [2] ($302 and $379 at fair value at December 31, 2013 and 2012, respectively)	127,877	121,470
Allowance for loan and lease losses	(2,044)	(2,174)
Net loans	125,833	119,296
Premises and equipment	1,565	1,564
Goodwill	6,369	6,369
Other intangible assets (MSRs at fair value: $1,300 and $899 at December 31, 2013 and 2012, respectively)	1,334	956
Other real estate owned	170	264
Other assets	5,520	5,157
Total assets	$175,335	$173,442
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$38,800	$39,481
Interest-bearing deposits (CDs at fair value: $764 and $832 at December 31, 2013 and 2012, respectively)	90,959	92,835
Total deposits	129,759	132,316
Funds purchased	1,192	617
Securities sold under agreements to repurchase	1,759	1,574
Other short-term borrowings	5,788	3,303
Long-term debt [3] ($1,556 and $1,622 at fair value at December 31, 2013 and 2012, respectively)	10,700	9,357
Trading liabilities and derivatives	1,181	1,176
Other liabilities	3,534	4,114
Total liabilities	153,913	152,457
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,115	9,174
Retained earnings	11,936	10,817
Treasury stock, at cost, and other [4]	(615)	(590)
Accumulated other comprehensive (loss)/income, net of tax	(289)	309
Total shareholders’ equity	21,422	20,985
Total liabilities and shareholders’ equity	$175,335	$173,442

Common shares outstanding	536,097	538,959
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	13,824	10,962
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$261	$319
[2] Includes loans of consolidated VIEs	327	365
[3] Includes debt of consolidated VIEs ($256 and $286 at fair value at December 31, 2013 and 2012, respectively)	597	666
[4] Includes noncontrolling interest	119	114

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2011	$4,942	500	$515	$8,403	$8,542	($888)	$1,616	$23,130
Net income	—	—	—	—	647	—	—	647
Other comprehensive income	—	—	—	—	—	—	133	133
Change in noncontrolling interest	—	—	—	—	—	(22)	—	(22)
Common stock dividends, $0.12 per share	—	—	—	—	(64)	—	—	(64)
Series A preferred stock dividends, $4,056 per share	—	—	—	—	(7)	—	—	(7)
U.S. Treasury preferred stock dividends, $1,236 per share	—	—	—	—	(60)	—	—	(60)
Accretion of discount for preferred stock issued to U.S. Treasury	6	—	—	—	(6)	—	—	—
Repurchase of preferred stock issued to U.S. Treasury	(4,776)	—	—	—	(74)	—	—	(4,850)
Purchase of outstanding warrants				(11)				(11)
Issuance of common stock	—	35	35	982	—	—	—	1,017
Issuance of preferred stock	103	—	—	—	—	—	—	103
Exercise of stock options and stock compensation expense	—	—	—	11	—	1	—	12
Restricted stock activity	—	1	—	(58)	—	50	—	(8)
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	1	—	(21)	—	35	—	14
Balance, December 31, 2011	$275	537	$550	$9,306	$8,978	($792)	$1,749	$20,066
Net income	—	—	—	—	1,958	—	—	1,958
Other comprehensive loss	—	—	—	—	—	—	(1,440)	(1,440)
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.20 per share	—	—	—	—	(107)	—	—	(107)
Series A and B Preferred stock dividends, $4,052 per share	—	—	—	—	(12)	—	—	(12)
Issuance of preferred stock	450	—	—	(12)	—	—	—	438
Exercise of stock options and stock compensation expense	—	1	—	(44)	—	65	—	21
Restricted stock activity	—	1	—	(63)	—	69	—	6
Amortization of restricted stock compensation	—	—	—	—	—	30	—	30
Issuance of stock for employee benefit plans and other	—	—	—	(13)	—	31	—	18
Balance, December 31, 2012	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	1,344	—	—	1,344
Other comprehensive loss	—	—	—	—	—	—	(598)	(598)
Change in noncontrolling interest	—	—	—	—	—	5	—	5
Common stock dividends, $0.35 per share	—	—	—	—	(188)	—	—	(188)
Preferred stock dividends [3]	—	—	—	—	(37)	—	—	(37)
Acquisition of treasury stock	—	(5)	—	—	—	(150)	—	(150)
Exercise of stock options and stock compensation expense	—	1	—	(27)	—	43	—	16
Restricted stock activity	—	1	—	(35)	—	39	—	4
Amortization of restricted stock compensation	—	—	—	—	—	32	—	32
Issuance of stock for employee benefit plans and other	—	—	—	3	—	6	—	9
Balance, December 31, 2013	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422

1 At December 31, 2013, includes ($684) million for treasury stock, ($50) million for compensation element of restricted stock, and $119 million for noncontrolling interest.
At December 31, 2012, includes ($656) million for treasury stock, ($48) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
At December 31, 2011, includes ($851) million for treasury stock, ($48) million for compensation element of restricted stock, and $107 million for noncontrolling interest.
2 At December 31, 2013, includes ($77) million in unrealized net losses on AFS securities, $279 million in unrealized net gains on derivative financial instruments, and ($491) million related to employee benefit plans.
At December 31, 2012, includes $520 million in unrealized net gains on AFS securities, $532 million in unrealized net gains on derivative financial instruments, and ($743) million related to employee benefit plans.
At December 31, 2011, includes $1,863 million in unrealized net gains on AFS securities, $569 million in unrealized net gains on derivative financial instruments, and ($683) million related to employee benefit plans.
3 Dividends were $4,056 per share for Perpetual Preferred Stock Series A and B and $5,793 per share for Perpetual Preferred Stock Series E for the year ended December 31, 2013.

See Notes to Consolidated Financial Statements.

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,361	$1,984	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	708	757	760
Goodwill impairment	—	7	—
Origination of mortgage servicing rights	(352)	(336)	(224)
Provisions for credit losses and foreclosed property	605	1,535	1,664
Mortgage repurchase provision	114	713	502
Deferred income tax expense	495	194	83
Stock option compensation and amortization of restricted stock compensation	34	35	44
Net loss/(gain) on extinguishment of debt	—	16	(3)
Net securities gains	(2)	(1,974)	(117)
Net gain on sale of loans held for sale, loans, and other assets	(267)	(1,063)	(390)
Gain on pension curtailment	—	—	(88)
Net decrease in loans held for sale	2,104	194	2,234
Net decrease/(increase) in other assets	235	974	(604)
Net (decrease)/increase in other liabilities	(827)	(1,026)	18
Net cash provided by operating activities	4,208	2,010	4,539
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	5,522	7,371	5,557
Proceeds from sales of securities available for sale	2,063	4,300	12,557
Purchases of securities available for sale	(9,215)	(5,814)	(18,872)
Proceeds from maturities, calls, and paydowns of trading securities	2	3	139
Proceeds from sales of trading securities	8	—	102
Net increase in loans, including purchases of loans	(8,409)	(6,400)	(10,575)
Proceeds from sales of loans	819	4,916	270
Capital expenditures	(200)	(206)	(131)
Payments related to acquisitions, including contingent consideration	(3)	(12)	(24)
Proceeds from the sale of other real estate owned and other assets	472	585	735
Net cash (used in)/provided by investing activities	(8,941)	4,743	(10,242)
Cash Flows from Financing Activities
Net (decrease)/increase in total deposits	(2,557)	4,394	4,878
Net increase/(decrease) in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	3,245	(5,972)	6,650
Proceeds from the issuance of long-term debt	1,564	4,000	1,749
Repayment of long-term debt	(155)	(5,772)	(4,571)
Proceeds from the issuance of common stock	—	—	1,017
Proceeds from the issuance of preferred stock	—	438	103
Repurchase of preferred stock	—	—	(4,850)
Purchase of outstanding warrants	—	—	(11)
Repurchase of common stock	(150)	—	—
Common and preferred dividends paid	(225)	(119)	(131)
Stock option activity	17	26	—
Net cash provided by/(used in) financing activities	1,739	(3,005)	4,834
Net (decrease)/increase in cash and cash equivalents	(2,994)	3,748	(869)
Cash and cash equivalents at beginning of period	8,257	4,509	5,378
Cash and cash equivalents at end of period	$5,263	$8,257	$4,509
Supplemental Disclosures:
Interest paid	$533	$774	$1,138
Income taxes paid	168	607	68
Income taxes refunded	(99)	(1)	(1)
Loans transferred from loans held for sale to loans	43	71	63
Loans transferred from loans to loans held for sale	280	3,695	754
Loans transferred from loans and loans held for sale to other real estate owned	255	399	725
Amortization of deferred gain on sale/leaseback of premises	58	67	59
Accretion of discount for preferred stock issued to the U.S. Treasury	—	—	80

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
General

SunTrust, one of the nation's largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. Through its principal subsidiary, SunTrust Bank, the Company offers a full line of financial services for consumers and businesses including deposit, credit, mortgage banking, and trust and investment services. Additional subsidiaries provide asset management, securities brokerage, and capital market services. SunTrust operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. In certain businesses, SunTrust also operates in select markets nationally. SunTrust provides clients with a selection of technology-based banking channels, including the internet, mobile, ATMs, and telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies. Within its geographic footprint, SunTrust operated under the following business segments during 2013: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the other activities included in Corporate Other. For additional information on the Company’s business segments, see Note 20, “Business Segment Reporting.”

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

The Company holds VIs, which are contractual ownership or other interests that change with changes in the fair value of a VIE's net assets. The Company consolidates a VIE if it is the primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the financial performance of the VIE and the obligation to absorb losses or rights to receive benefits through its VIs that could potentially be significant to the VIE. To determine whether or not a VI held by the Company could potentially be significant to the VIE, both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE are considered. The assessment of whether or not the Company is the primary beneficiary of a VIE is performed on an on-going basis. The Company consolidates VOEs, which are entities that are not VIEs, that are controlled through the Company's equity interests.

Investments in companies which are not VIEs, or where the Company is not the primary beneficiary of a VIE, that the Company has the ability to exercise significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets in the Consolidated Balance Sheets at cost, adjusted to reflect the Company's portion of income, loss, or dividends of the investee. Unconsolidated equity investments that do not meet the criteria to be accounted for under the equity method are accounted for under the cost method. Cost method investments are included in other assets in the Consolidated Balance Sheets and dividends received or receivable from these investments are included as a component of other noninterest income in the Consolidated Statements of Income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, Fed funds sold, securities borrowed and purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Notes to Consolidated Financial Statements, continued

Securities and Trading Activities

Debt securities and marketable equity securities are classified at trade date as trading or securities AFS. Trading account assets and liabilities are carried at fair value with changes in fair value recognized within noninterest income. Securities AFS are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the estimated life of the security. Securities AFS are carried at fair value with unrealized gains and losses, net of any tax effect, included in AOCI as a component of shareholders’ equity. Realized gains and losses, including OTTI, are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.

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

The OTTI review for marketable equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security's performance, the financial condition and near-term prospects of the issuer, and management's intent and ability to hold the security to recovery. A decline in value of an equity security that is considered to be other-than-temporary is recognized as a component of noninterest income in the Consolidated Statements of Income.

Nonmarketable equity securities are accounted for under the cost or equity method and are included in other assets in the Consolidated Balance Sheets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis, and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss, or dividends of the investee. Realized income, realized losses, and estimated other-than-temporary unrealized losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income.

For additional information on the Company’s securities activities, see Note 4, “Trading Assets and Liabilities and Derivatives,” and Note 5, “Securities Available for Sale.”

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

The Company may transfer certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at LOCOM. At the time of transfer, any credit losses are recorded as a reduction in the ALLL. Subsequent credit losses, as well as incremental interest rate or liquidity related valuation adjustments, are recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value. If a held for sale loan is transferred to held for investment for which fair value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio. For additional information on the Company’s LHFS activities, see Note 6, “Loans.”

Notes to Consolidated Financial Statements, continued

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

Residential loans (guaranteed and nonguaranteed residential mortgages, home equity products, and residential construction) are considered to be past due when a monthly payment is due and unpaid for one month. Guaranteed residential mortgages continue to accrue interest regardless of delinquency status because collection of principal and interest is reasonably assured. Nonguaranteed residential mortgages and residential construction loans are generally placed on nonaccrual when three payments are past due. Home equity products are generally placed on nonaccrual when payments are 90 days past due. The exceptions for nonguaranteed residential mortgages, residential construction loans, and home equity products are: (i) when the borrower has declared bankruptcy, in which case, they are moved to nonaccrual status once they become 60 days past due; (ii) loans discharged in Chapter 7 bankruptcy that have not been reaffirmed by the borrower, in which case, they are moved to nonaccrual status immediately; and (iii) second lien loans which are classified as nonaccrual when the first lien loan is classified as nonaccrual even if the second lien loan is performing. When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is recognized on a cash basis. Nonaccrual residential loans are typically returned to accrual status once they no longer meet the delinquency threshold that resulted in them initially being moved to nonaccrual status, with the exception of the aforementioned Chapter 7 bankruptcy loans, which remain on nonaccrual until there is six months of payment performance following discharge by the bankruptcy court.

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructure and the borrower received an economic concession either from the Company or as the product of a bankruptcy court order. To date, the Company’s TDRs have been predominantly first and second lien residential mortgages and home equity lines of credit. Prior to granting a modification of a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service under the potential modified loan terms. The types of concessions generally granted are extensions of the loan maturity date and/or reductions in the original contractual interest rate. Typically, if a loan is accruing interest at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. See the “Allowance for Credit Losses” section below for further information regarding these policies. If a loan is on nonaccrual before it is determined to be a TDR then the loan remains on nonaccrual. Typically, TDRs may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Generally, once a residential loan becomes a TDR, the Company expects that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market. Interest income recognition on impaired loans is dependent upon nonaccrual status, TDR designation, and loan type as discussed above.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Fees received for providing loan commitments that result in funded loans are recognized over the term of the loan as

Notes to Consolidated Financial Statements, continued

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

Large commercial (all loan classes) nonaccrual loans and certain consumer (other direct, indirect, and credit card), residential (nonguaranteed residential mortgages, home equity products, and residential construction), and commercial (all classes) loans whose terms have been modified in a TDR are individually identified for evaluation of impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. Any change in the present value attributable to the passage of time is recognized through the provision for credit losses.

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

The Company’s charge-off policy meets regulatory minimums. Commercial loans are charged-off when they are considered uncollectible. Losses on unsecured consumer loans are generally recognized at 120 days past due, except for losses on guaranteed student loans which are recognized at 270 days past due. However, if the borrower is in bankruptcy, the loan is charged-off in the month the loan becomes 60 days past due. Losses, as appropriate, on secured consumer loans, including residential real estate, are typically recognized at 120 or 180 days past due, depending on the loan and collateral type, in compliance with the FFIEC guidelines. However, if the borrower is in bankruptcy, the secured asset is evaluated once the loan becomes 60 days past due. The loan value in excess of the secured asset value is written down or charged-off after the valuation occurs. Additionally, if a residential loan is discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the Company's policy is to immediately charge-off the excess of the carrying amount over the fair value of the collateral. Chapter 7 bankruptcy loans are placed on nonaccrual status and remain on nonaccrual status, regardless of collateral value, until there is at least a six month period of repayment performance by the borrower following discharge by the bankruptcy court.

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

For CRE loans secured by property, an acceptable third party appraisal or other form of evaluation, as permitted by regulation, is obtained prior to the origination of the loan and upon a subsequent transaction involving a material change in terms. In addition, updated valuations may be obtained during the life of a transaction, as appropriate, such as when a loan's performance

Notes to Consolidated Financial Statements, continued

materially deteriorates. In situations where an updated appraisal has not been received or a formal evaluation performed, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties, and changes in the characteristics of individual properties. Changes in collateral value affect the ALLL through the risk rating or impaired loan evaluation process. Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. The charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan, net of estimated selling costs. When assessing property value for the purpose of determining a charge-off, a third party appraisal or an independently derived internal evaluation is generally employed.

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated predominantly using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the improvements’ estimated useful lives or the lease term, depending on whether the lease meets the transfer of ownership or bargain-purchase option criterion. Certain leases are capitalized as assets for financial reporting purposes and are amortized using the straight-line method of amortization over the assets’ estimated useful lives or the lease terms, depending on the criteria that gave rise to the capitalization of the assets. Construction and software in process includes in process branch expansion, branch renovation, and software development projects. Upon completion, branch and office related projects are maintained in premises and equipment while completed software projects are reclassified to other assets in the Consolidated Balance Sheets. Maintenance and repairs are charged to expense, and improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For additional information on the Company’s premises and equipment activities, see Note 8, “Premises and Equipment.”

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

Goodwill is not amortized and instead is tested by reporting unit for impairment, at least annually, or as events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. If, after considering all relevant events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary. If the Company determines via qualitative analysis that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a two step goodwill impairment test is performed. The first step is used to identify potential impairment and the second step, if required, measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the goodwill

Notes to Consolidated Financial Statements, continued

assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. Identified intangible assets that have a designated finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For additional information on the Company’s activities related to goodwill and other intangibles, see Note 9, “Goodwill and Other Intangible Assets.”

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

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as interest income from lending to tax-exempt entities and tax credits from community reinvestment activities. Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in the provision for income taxes for the period in which the change is enacted. A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. Interest and penalties related to the Company’s tax positions are recognized as a component of the income tax provision. For additional information on the Company’s activities related to income taxes, see Note 14, “Income Taxes.”

Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders

Notes to Consolidated Financial Statements, continued

by the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options, warrants, and restricted stock outstanding using the treasury stock method.

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

Net income available to common shareholders represents net income after preferred stock dividends, accretion of the discount on preferred stock issuances, gains or losses from any repurchases of preferred stock, and dividends and allocation of undistributed earnings to the participating securities. For additional information on the Company’s EPS, see Note 12, “Net Income Per Common Share.”

Securities Sold Under Agreements to Repurchase and Securities Purchased Under Agreements to Resell

Securities sold under agreements to repurchase and securities purchased under agreements to resell are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold or acquired, plus accrued interest. The fair value of collateral pledged or received is continually monitored and additional collateral is obtained or requested to be returned to the Company as deemed appropriate. For additional information on the collateral pledged to secure repurchase agreements, see Note 3, "Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell," Note 4, "Trading Assets and Liabilities and Derivatives," and Note 5, "Securities Available for Sale."

Guarantees

The Company recognizes a liability at the inception of a guarantee, at an amount equal to the estimated fair value of the obligation. A guarantee is defined as a contract that contingently requires a company to make payment to a guaranteed party based upon changes in an underlying asset, liability, or equity security of the guaranteed party, or upon failure of a third party to perform under a specified agreement. The Company considers the following arrangements to be guarantees: certain asset purchase/sale agreements, standby letters of credit and financial guarantees, certain indemnification agreements included within third party contractual arrangements, and certain derivative contracts. For additional information on the Company’s guarantor obligations, see Note 17, “Guarantees.”

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

Notes to Consolidated Financial Statements, continued

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

Fair Value

Certain assets and liabilities are measured at fair value on a recurring basis. Examples of these include derivative instruments, AFS and trading securities, certain LHFI and LHFS, certain issuances of long-term debt, brokered deposits, and MSR assets. Fair value is used on a non-recurring basis as a measurement basis either when assets are evaluated for impairment, the basis of accounting is LOCOM, or for disclosure purposes. Examples of these non-recurring uses of fair value include certain LHFS and LHFI, OREO, goodwill, intangible assets, certain cost or equity method investments and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

The Company applies the following fair value hierarchy:

•
Level 1 – Assets or liabilities valued using unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date, such as publicly-traded instruments or futures contracts.

•	Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Notes to Consolidated Financial Statements, continued

•
Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which may be internally developed, and considers risk premiums that a market participant would require.

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
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which more narrowly defined the scope of financial instruments to only include derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Company adopted these ASUs at January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 3, "Federal Funds Sold and Securities Borrowed or Purchased under Agreements to Resell" and Note 16, "Derivative Financial Instruments."
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which provides disclosure guidance on amounts reclassified out of AOCI by component. The Company adopted the ASU at January 1, 2013, and the adoption did not have an impact on the Company's financial position, results of operations, or EPS. See Note 21, "Accumulated Other Comprehensive Income."
In March 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." The ASU requires additional disclosures about joint and several liability arrangements and requires the Company to measure obligations resulting from joint and several liability arrangements as the sum of the amount the Company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The ASU is effective for the fiscal years and interim periods beginning after December 15, 2013. The Company adopted the ASU at January 1, 2014 and the adoption did not have an impact on the Company's financial position, results of operations, or EPS.
In June 2013, the FASB issued ASU 2013-08, "Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements." The ASU clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The ASU is effective for the fiscal years and interim periods beginning after December 15, 2013. The Company adopted the ASU at January 1, 2014 and the adoption did not have a significant impact on the Company's financial position, results of operations, or EPS.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force).” The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates, and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the ASU had no impact on the Company's current hedging relationships and, thus, no impact on the Company's financial position, results of operations, or EPS.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force).” Prior to this ASU, U.S. GAAP did not include explicit guidance on the financial statement presentation of a UTB when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires, with limited exceptions, that a UTB, or a portion of a UTB, should be presented in the financial statements as a reduction to a DTA for a NOL carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years and interim periods beginning after December 15, 2013. As early adoption is permitted, the Company adopted this ASU upon issuance and applied

Notes to Consolidated Financial Statements, continued

it retrospectively as permitted. As this ASU only impacts financial statement presentation and related footnote disclosures, there is no impact on the Company's financial position, results of operations, or EPS.

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU allows for use of the proportional amortization method for qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of only expected tax credits over the period tax credits are expected to be received. This method is permitted if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. As early adoption is permitted, the Company adopted this ASU upon issuance and expects to use the practical expedient method. The standard is required to be applied retrospectively, therefore prior period amounts included in noninterest expense prior to adoption will be reclassified in prior period presentations during 2014. During the year ended December 31, 2013, prior to adoption, $49 million of initial investment costs were included in other noninterest expense in the Consolidated Statements of Income. No other impact is expected on the Company's financial position, results of operations, or EPS.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - ACQUISITIONS/DISPOSITIONS
During the three years ended December 31, 2013, the Company consummated the following acquisitions:

(Dollars in millions)	Date	Cash paid	Goodwill	Other Intangibles	Gain	Comments
2012
Acquisition of assets of FirstAgain, LLC	6/22/2012	($12)	$32	$—	$—	Goodwill recorded is tax-deductible.
2011
Acquisition of certain additional assets of CSI Capital Management	5/9/2011	(19)	20	7	—	Goodwill and intangibles recorded are tax-deductible.

There were no material acquisitions or dispositions during the year ended December 31, 2013; however, the Company reached a definitive agreement in 2013 to sell RidgeWorth, and the sale is expected to close in the second quarter of 2014. See Note 20, "Business Segment Reporting," for additional detail.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL

Fed funds sold and securities borrowed or purchased under agreements to resell were as follows at December 31:

(Dollars in millions)	2013	2012
Fed funds sold	$75	$29
Securities borrowed	184	155
Resell agreements	724	917
Total fed funds sold and securities borrowed or purchased under agreements to resell	$983	$1,101

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. The total market value of the collateral held was $913 million and $1.1 billion at December 31, 2013 and 2012, respectively, of which $234 million and $246 million was repledged, respectively.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 16, "Derivative Financial Instruments." Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged.

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at December 31, 2013 and 2012:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$908	$—	$908	[1,2]	$899	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,759	—	1,759	[1]	1,759	—

December 31, 2012
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,072	$—	$1,072	[1,2]	$1,069	$3
Financial liabilities:
Securities sold under agreements to repurchase	1,574	—	1,574	[1]	1,574	—
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria for net balance sheet presentation at December 31, 2013 and 2012.
2 Excludes $75 million and $29 million of Fed funds sold which are not subject to a master netting agreement at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 4 - TRADING ASSETS AND LIABILITIES AND DERIVATIVES

The fair values of the components of trading assets and liabilities and derivatives at December 31 were as follows:

(Dollars in millions)	2013	2012
Trading Assets and Derivatives:
U.S. Treasury securities	$219	$111
Federal agency securities	426	462
U.S. states and political subdivisions	65	34
MBS - agency	323	432
CDO/CLO securities	57	55
ABS	6	36
Corporate and other debt securities	534	567
CP	29	28
Equity securities	109	100
Derivatives [1,2]	1,384	2,083
Trading loans [3]	1,888	2,319
Total trading assets and derivatives	$5,040	$6,227
Trading Liabilities and Derivatives:
U.S. Treasury securities	$472	$582
Corporate and other debt securities	179	173
Equity securities	5	9
Derivatives [1,2]	525	412
Total trading liabilities and derivatives	$1,181	$1,176
1 Certain derivative assets of $37 million and derivative liabilities of $49 million are presented in trading assets and derivatives and trading liabilities and derivatives, respectively, at December 31, 2013. Previously, these derivative assets and liabilities were presented in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. For comparative purposes, $178 million of derivative assets and $15 million of derivative liabilities have been reclassified to trading assets and derivatives and trading liabilities and derivatives, respectively, at December 31, 2012.
2 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
3 Includes loans related to TRS.

Various trading products and derivative instruments are used as part of the Company’s overall balance sheet management strategies and to support client requirements executed through the Bank and/or its broker/dealer subsidiary. The Company manages the potential market volatility associated with the trading instruments that are utilized for balance sheet management with appropriate risk management strategies. The size, volume, and nature of the trading products and derivative instruments can vary based on economic, client specific, and Company specific asset or liability conditions. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivative and foreign exchange contracts, and similar financial instruments. Other trading-related activities include acting as a market maker in certain debt and equity securities and related derivatives. The Company also uses end user derivatives to manage interest rate and market risk from non-trading activities. The Company has policies and procedures to manage market risk associated with client trading activities as well as non-trading activities and assumes a limited degree of market risk by managing the size and nature of its exposure. The Company has pledged $731 million and $727 million of certain trading securities to secure $717 million and $703 million of repurchase agreements at December 31, 2013 and 2012, respectively. Additionally, the Company has pledged $97 million and $86 million of certain trading securities to secure certain derivative agreements at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements, continued

NOTE 5 – SECURITIES AVAILABLE FOR SALE

Securities Portfolio Composition

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities[1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542

	December 31, 2012
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$212	$10	$—	$222
Federal agency securities	1,987	85	3	2,069
U.S. states and political subdivisions	310	15	5	320
MBS - agency	17,416	756	3	18,169
MBS - private	205	4	—	209
ABS	214	5	3	216
Corporate and other debt securities	42	4	—	46
Other equity securities[1]	701	1	—	702
Total securities AFS	$21,087	$880	$14	$21,953
1 At December 31, 2013, other equity securities was comprised of the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other. At December 31, 2012, other equity securities was comprised of the following: $229 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.

The following table presents interest and dividends on securities AFS:

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Taxable interest	$537	$579	$688
Tax-exempt interest	10	15	21
Dividends[1]	32	61	82
Total interest and dividends	$579	$655	$791
1 Includes dividends on the Coke common stock of $31 million and $56 million, for the years ended December 31, 2012 and 2011, respectively.

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $11.0 billion and $10.6 billion at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no securities AFS pledged under secured borrowing arrangements under which the secured party has possession of the collateral and would customarily sell or repledge that collateral, other than in an event of default of the Company.

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

Notes to Consolidated Financial Statements, continued

The amortized cost and fair value of investments in debt securities at December 31, 2013, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$1	$645	$688	$—	$1,334
Federal agency securities	51	261	566	150	1,028
U.S. states and political subdivisions	102	66	21	43	232
MBS - agency	1,575	5,780	7,800	3,760	18,915
MBS - private	—	155	—	—	155
ABS	58	18	2	—	78
Corporate and other debt securities	—	22	17	—	39
Total debt securities	$1,787	$6,947	$9,094	$3,953	$21,781
Fair Value:
U.S. Treasury securities	$1	$647	$645	$—	$1,293
Federal agency securities	51	271	518	144	984
U.S. states and political subdivisions	104	70	21	42	237
MBS - agency	1,665	5,969	7,756	3,521	18,911
MBS - private	—	154	—	—	154
ABS	57	20	2	—	79
Corporate and other debt securities	—	25	17	—	42
Total debt securities	$1,878	$7,156	$8,959	$3,707	$21,700
Weighted average yield[1]	2.95%	2.72%	2.83%	2.85%	2.81%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At December 31, 2013, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies in Note 1, "Significant Accounting Policies."

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,036	$47	$—	$—	$1,036	$47
Federal agency securities	398	29	264	28	662	57
U.S. states and political subdivisions	12	—	20	2	32	2
MBS - agency	9,173	358	618	67	9,791	425
ABS	—	—	13	1	13	1
Total temporarily impaired securities	10,619	434	915	98	11,534	532
OTTI securities[1]:
MBS - private	105	2	—	—	105	2
Total OTTI securities	105	2	—	—	105	2
Total impaired securities	$10,724	$436	$915	$98	$11,639	$534

Notes to Consolidated Financial Statements, continued

	December 31, 2012
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
Federal agency securities	$298	$3	$—	$—	$298	$3
U.S. states and political subdivisions	1	—	24	5	25	5
MBS - agency	1,212	3	—	—	1,212	3
ABS	—	—	13	2	13	2
Total temporarily impaired securities	1,511	6	37	7	1,548	13
OTTI securities[1]:
ABS	—	—	3	1	3	1
Total OTTI securities	—	—	3	1	3	1
Total impaired securities	$1,511	$6	$40	$8	$1,551	$14
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

Unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included municipal ARS, federal agency securities, agency MBS, and one ABS collateralized by 2004 vintage home equity loans. The municipal securities are backed by investment grade rated obligors; however, the fair value of these securities continues to be impacted by the lack of a functioning ARS market and the extension of time for expected refinance and repayment. No credit loss is expected on these securities. The fair value of federal agency and agency MBS securities has declined due to the increase in market interest rates. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been OTTI that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods. The unrealized OTTI loss at December 31, 2013 is related to one security within the portfolio that is collateralized by residential mortgage loans securitized in 2007.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Year Ended December 31
(Dollars in millions)	2013	2012		2011
Gross realized gains	$39	$1,981	[1]	$210
Gross realized losses	(36)	—		(87)
OTTI	(1)	(7)		(6)
Net securities gains	$2	$1,974		$117
1 Included in this amount is $305 million in losses recognized during the year ended December 31, 2012 related to the termination of the Agreements that hedged the Coke common stock.

Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the years ended December 31, 2013, 2012, and 2011, all OTTI recognized in earnings related to private MBS that have underlying collateral of residential mortgage loans securitized in 2007 or ABS collateralized by 2004 vintage home equity loans.

The Company continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

Notes to Consolidated Financial Statements, continued

The securities that gave rise to credit impairments recognized during the years ended December 31, 2013, 2012, and 2011, as shown in the table below, consisted of private MBS and ABS with a fair value of approximately $22 million, $209 million, and $167 million, respectively.

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
OTTI[1]	$—	$1	$2
Portion of gains/(losses) recognized in OCI (before taxes)	1	6	4
Net impairment losses recognized in earnings	$1	$7	$6
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the years ended December 31, 2013, 2012, and 2011, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Balance, beginning of period	$31	$25	$20
Additions:
OTTI credit losses on previously impaired securities	1	7	6
Reductions:
Credit impaired securities sold, matured, or written off	(6)	—	—
Increases in expected cash flows recognized over the remaining life of the securities	(1)	(1)	(1)
Balance, end of period	$25	$31	$25

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the year ended December 31:

	2013	2012	2011
Default rate	2 - 9%	2 - 9%	4 - 8%
Prepayment rate	7 - 21%	7 - 21%	12 - 22%
Loss severity	46 - 74%	40 - 56%	39 - 46%

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements, continued

NOTE 6 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table at December 31:

(Dollars in millions)	2013	2012
Commercial loans:
C&I	$57,974	$54,048
CRE	5,481	4,127
Commercial construction	855	713
Total commercial loans	64,310	58,888
Residential loans:
Residential mortgages - guaranteed	3,416	4,252
Residential mortgages - nonguaranteed [1]	24,412	23,389
Home equity products	14,809	14,805
Residential construction	553	753
Total residential loans	43,190	43,199
Consumer loans:
Guaranteed student loans	5,545	5,357
Other direct	2,829	2,396
Indirect	11,272	10,998
Credit cards	731	632
Total consumer loans	20,377	19,383
LHFI [2]	$127,877	$121,470
LHFS	$1,699	$3,399
1 Includes $302 million and $379 million of loans carried at fair value at December 31, 2013 and 2012, respectively.
2 Loans are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $739 million and $805 million at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, the Company transferred $280 million and $3.7 billion in LHFI to LHFS, and $43 million and $71 million in LHFS to LHFI, respectively. Additionally, during the years ended December 31, 2013 and 2012, the Company sold $807 million and $4.8 billion in loans and leases for a gain of $1 million and a loss of $3 million, respectively.

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

Notes to Consolidated Financial Statements, continued

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At December 31, 2013 and 2012, 81% and 89%, respectively, of the guaranteed student loan portfolio was current with respect to payments. At December 31, 2013 and 2012, 82% and 83%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below at December 31:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Credit rating:
Pass	$56,443	$52,292	$5,245	$3,564	$798	$506
Criticized accruing	1,335	1,562	197	497	45	173
Criticized nonaccruing	196	194	39	66	12	34
Total	$57,974	$54,048	$5,481	$4,127	$855	$713

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Current FICO score range:
700 and above	$19,100	$17,410	$11,661	$11,339	$423	$561
620 - 699	3,652	3,850	2,186	2,297	90	123
Below 620[2]	1,660	2,129	962	1,169	40	69
Total	$24,412	$23,389	$14,809	$14,805	$553	$753

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	2013	2012	2013	2012	2013	2012
Current FICO score range:
700 and above	$2,370	$1,980	$8,420	$8,300	$512	$435
620 - 699	397	350	2,228	2,038	176	152
Below 620[2]	62	66	624	660	43	45
Total	$2,829	$2,396	$11,272	$10,998	$731	$632
1 Excludes $3.4 billion and $4.3 billion at December 31, 2013 and 2012, respectively, of guaranteed residential loans. At December 31, 2013 and 2012, the majority of these loans had FICO scores of 700 and above.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.5 billion and $5.4 billion at December 31, 2013 and 2012, respectively, of guaranteed student loans.

Notes to Consolidated Financial Statements, continued

The payment status for the LHFI portfolio is shown in the tables below:

	December 31, 2013
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$57,713	$47	$18	$196	$57,974
CRE	5,430	5	7	39	5,481
Commercial construction	842	1	—	12	855
Total commercial loans	63,985	53	25	247	64,310
Residential loans:
Residential mortgages - guaranteed	2,787	58	571	—	3,416
Residential mortgages - nonguaranteed[1]	23,808	150	13	441	24,412
Home equity products	14,480	119	—	210	14,809
Residential construction	488	4	—	61	553
Total residential loans	41,563	331	584	712	43,190
Consumer loans:
Guaranteed student loans	4,475	461	609	—	5,545
Other direct	2,803	18	3	5	2,829
Indirect	11,189	75	1	7	11,272
Credit cards	718	7	6	—	731
Total consumer loans	19,185	561	619	12	20,377
Total LHFI	$124,733	$945	$1,228	$971	$127,877
1 Includes $302 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $653 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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
1 Includes $379 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $975 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

Notes to Consolidated Financial Statements, continued

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

	December 31, 2013			December 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$81	$56	$—	$59	$40	$—
CRE	61	60	—	6	5	—
Commercial construction	—	—	—	45	45	—
Total commercial loans	142	116	—	110	90	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	51	49	10	46	38	6
CRE	8	3	—	15	7	1
Commercial construction	6	3	—	5	3	—
Total commercial loans	65	55	10	66	48	7
Residential loans:
Residential mortgages - nonguaranteed	2,357	2,051	226	2,346	2,046	234
Home equity products	710	638	96	661	612	88
Residential construction	241	189	23	259	201	26
Total residential loans	3,308	2,878	345	3,266	2,859	348
Consumer loans:
Other direct	14	14	—	14	14	2
Indirect	83	83	5	46	46	2
Credit cards	13	13	3	21	21	5
Total consumer loans	110	110	8	81	81	9
Total impaired loans	$3,625	$3,159	$363	$3,523	$3,078	$364
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.7 billion and $2.4 billion of accruing TDRs, at amortized cost, at December 31, 2013 and 2012, respectively, of which 96% and 95% were current, respectively. See Note 1, “Significant Accounting Policies,” for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31
	2013		2012		2011
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$75	$1	$48	$1	$109	$3
CRE	60	2	9	—	56	1
Commercial construction	—	—	45	1	47	1
Total commercial loans	135	3	102	2	212	5
Impaired loans with an allowance recorded:
Commercial loans:
C&I	45	1	51	1	68	1
CRE	3	—	9	—	103	2
Commercial construction	5	—	4	—	121	2
Total commercial loans	53	1	64	1	292	5
Residential loans:
Residential mortgages - nonguaranteed	2,025	94	2,063	83	2,451	88
Home equity products	649	23	627	26	528	23
Residential construction	193	11	209	10	229	8
Total residential loans	2,867	128	2,899	119	3,208	119
Consumer loans:
Other direct	15	1	15	1	13	1
Indirect	89	4	50	2	—	—
Credit cards	16	1	24	2	26	2
Total consumer loans	120	6	89	5	39	3
Total impaired loans	$3,175	$138	$3,154	$127	$3,751	$132
1 Of the interest income recognized during the year ended December 31, 2013, 2012, and 2011, cash basis interest income was $10 million, $18 million, and $25 million, respectively.

NPAs are shown in the following table at December 31:

(Dollars in millions)	2013	2012
Nonaccrual/NPLs:
Commercial loans:
C&I	$196	$194
CRE	39	66
Commercial construction	12	34
Residential loans:
Residential mortgages - nonguaranteed	441	775
Home equity products	210	341
Residential construction	61	112
Consumer loans:
Other direct	5	6
Indirect	7	19
Total nonaccrual/NPLs[2]	971	1,547
OREO[1]	170	264
Other repossessed assets	7	9
Nonperforming LHFS	17	37
Total NPAs	$1,165	$1,857
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $88 million and $140 million at December 31, 2013 and 2012, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.

Notes to Consolidated Financial Statements, continued

Restructured Loans
TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.
At December 31, 2013 and 2012, the Company had $8 million and $1 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.
The number and amortized cost of loans modified under the terms of a TDR during the years ended December 31, 2013, 2012, and 2011, by type of modification, are shown in the following tables:

	2013[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	152	$18	$2	$105	$125
CRE	6	—	3	1	4
Commercial construction	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	1,584	1	166	94	261
Home equity products	2,630	—	71	75	146
Residential construction	259	—	24	3	27
Consumer loans:
Other direct	140	—	1	3	4
Indirect	3,409	—	—	65	65
Credit cards	593	—	3	—	3
Total TDRs	8,774	$19	$270	$346	$635
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2013 was $2 million.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2013.

Notes to Consolidated Financial Statements, continued

	2012[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions [4]	Total
Commercial loans:
C&I	358	$5	$4	$23	$32
CRE	33	20	7	6	33
Commercial construction	16	4	—	14	18
Residential loans:
Residential mortgages - nonguaranteed	2,804	—	72	125	197
Home equity products	3,790	—	110	91	201
Residential construction	564	—	1	73	74
Consumer loans:
Other direct	127	—	—	4	4
Indirect	2,803	—	—	49	49
Credit cards	1,421	—	8	—	8
Total TDRs	11,916	$29	$202	$385	$616
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2012, was $9 million.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2012.
4 4,231 of the residential loans, with an amortized cost of $201 million at December 31, 2012, relate to loans discharged in Chapter 7 bankruptcy that were reclassified as TDRs during 2012.

	2011[1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	510	$28	$45	$55	$128
CRE	43	40	26	22	88
Commercial construction	102	38	8	97	143
Residential loans:
Residential mortgages - nonguaranteed	967	—	233	16	249
Home equity products	1,737	—	134	6	140
Residential construction	367	—	17	36	53
Consumer loans:
Other direct	78	—	1	3	4
Credit cards	2,468	—	14	—	14
Total TDRs	6,272	$106	$478	$235	$819
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during the year ended December 31, 2011, was $17 million.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the year ended December 31, 2011.

Notes to Consolidated Financial Statements, continued

For the year ended December 31, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and December 31, 2013, that became 90 days or more delinquent or were charged-off during 2013.

	Year Ended December 31, 2013
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	55	$5
CRE	5	3
Commercial construction	1	—
Residential loans:
Residential mortgages	287	23
Home equity products	188	10
Residential construction	48	3
Consumer loans:
Other direct	15	1
Indirect	207	2
Credit cards	169	1
Total TDRs	975	$48

For the year ended December 31, 2012, the table below represents defaults on loans that were first modified between the periods January 1, 2011 and December 31, 2012, that became 90 days or more delinquent or were charged-off during 2012.

	Year Ended December 31, 2012
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	84	$5
CRE	9	5
Commercial construction	10	7
Residential loans:
Residential mortgages	141	20
Home equity products	164	11
Residential construction	24	3
Consumer loans:
Other direct	4	—
Indirect	43	—
Credit cards	204	1
Total TDRs	683	$52

Notes to Consolidated Financial Statements, continued

For the year ended December 31, 2011, the table below represents defaults on loans that were first modified between the periods January 1, 2010 and December 31, 2011, that became 90 days or more delinquent or were charged-off during 2011.

	Year Ended December 31, 2011
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	71	$14
CRE	14	22
Commercial construction	32	28
Residential loans:
Residential mortgages	455	108
Home equity products	220	22
Residential construction	33	7
Consumer loans:
Other direct	10	—
Credit cards	403	3
Total TDRs	1,238	$204

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $956 million and $562 million at December 31, 2013 and 2012, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2013, the Company owned $43.2 billion in residential loans, representing 34% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $2.7 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2013, 8% were guaranteed by a federal agency or a GSE. At December 31, 2012, the Company owned $43.2 billion in residential loans, representing 36% of total LHFI, and had $11.7 billion in commitments to extend credit on home equity lines and $9.2 billion in mortgage loan commitments. Of the residential loans owned at December 31, 2012, 10% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $12.4 billion and $13.7 billion of mortgage loans at December 31, 2013 and 2012, respectively, that included terms such as an interest only feature, a high original LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $5.5 billion and $7.6 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.1 billion of those interest only loans at December 31, 2013, and $1.5 billion at December 31, 2012, were loans with no mortgage insurance and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $6.9 billion and $6.1 billion of amortizing loans with no mortgage insurance at December 31, 2013 and 2012, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

Notes to Consolidated Financial Statements, continued

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses for the years ended December 31 is summarized in the table below:

(Dollars in millions)	2013	2012	2011
Balance at beginning of period	$2,219	$2,505	$3,032
Provision for loan losses	548	1,398	1,523
Provision/(benefit) for unfunded commitments	5	(3)	(10)
Loan charge-offs	(869)	(1,907)	(2,241)
Loan recoveries	191	226	201
Balance at end of period	$2,094	$2,219	$2,505

Components:
ALLL	$2,044	$2,174	$2,457
Unfunded commitments reserve[1]	50	45	48
Allowance for credit losses	$2,094	$2,219	$2,505
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by segment for the years ended December 31 is presented in the tables below:

	2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	197	243	108	548
Loan charge-offs	(219)	(531)	(119)	(869)
Loan recoveries	66	87	38	191
Balance at end of period	$946	$930	$168	$2,044

	2012
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$964	$1,354	$139	$2,457
Provision for loan losses	241	1,062	95	1,398
Loan charge-offs	(457)	(1,316)	(134)	(1,907)
Loan recoveries	154	31	41	226
Balance at end of period	$902	$1,131	$141	$2,174

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

Notes to Consolidated Financial Statements, continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	December 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$171	$10	$2,878	$345	$110	$8	$3,159	$363
Collectively evaluated	64,139	936	40,010	585	20,267	160	124,416	1,681
Total evaluated	64,310	946	42,888	930	20,377	168	127,575	2,044
LHFI at fair value	—	—	302	—	—	—	302	—
Total LHFI	$64,310	$946	$43,190	$930	$20,377	$168	$127,877	$2,044

	December 31, 2012
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$138	$7	$2,859	$348	$81	$9	$3,078	$364
Collectively evaluated	58,750	895	39,961	783	19,302	132	118,013	1,810
Total evaluated	58,888	902	42,820	1,131	19,383	141	121,091	2,174
LHFI at fair value	—	—	379	—	—	—	379	—
Total LHFI	$58,888	$902	$43,199	$1,131	$19,383	$141	$121,470	$2,174

NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment at December 31 consisted of the following:

(Dollars in millions)	Useful Life	2013	2012
Land	Indefinite	$345	$349
Buildings and improvements	2 - 40 years	1,045	1,041
Leasehold improvements	1 - 30 years	609	622
Furniture and equipment	1 - 20 years	1,399	1,357
Construction in progress		206	111
Total premises and equipment		3,604	3,480
Less: Accumulated depreciation and amortization		2,039	1,916
Premises and equipment, net		$1,565	$1,564
The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were immaterial at December 31, 2013 and 2012. Net premises and equipment included $5 million and $6 million related to capital leases at December 31, 2013 and 2012, respectively. Aggregate rent expense (principally for offices), including contingent rent expense and sublease income, totaled $220 million, $228 million, and $225 million for the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011 totaled $185 million, $188 million, and $181 million, respectively.

Notes to Consolidated Financial Statements, continued

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, at December 31, 2013, were as follows:

(Dollars in millions)	Operating Leases	Capital Leases
2014	$208	$2
2015	196	2
2016	190	2
2017	171	2
2018	91	2
Thereafter	354	3
Total minimum lease payments	$1,210	13
Less: Amounts representing interest		3
Present value of net minimum lease payments		$10

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company during the third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The fair value of the reporting unit is determined by using discounted cash flow analyses and, when applicable, guideline company information. When the reporting unit is not a legal entity with a stand-alone equity balance, the carrying value of the reporting unit is determined using an equity allocation methodology that allocates the total equity of the Company to each of its reporting units considering both regulatory risk-based capital and tangible assets relative to tangible equity. See Note 1, "Significant Accounting Policies," for further information regarding the Company's goodwill accounting policy. The Company performed a goodwill impairment analysis for all of its reporting units with goodwill balances at September 30, 2013 and determined that the fair values were in excess of the respective carrying values by the following percentages:

Consumer Banking and Private Wealth Management    56%
Wholesale Banking    14%
RidgeWorth Capital Management     141%

The Company monitored events and circumstances during the fourth quarter of 2013 and did not observe any factors that would more likely than not reduce the fair value of a reporting unit below its respective carrying value. During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. Additionally, during the first quarter of 2012, the Company reorganized its segment reporting structure and goodwill reporting units. For additional information on the Company's segment reporting structure, see Note 20, "Business Segment Reporting."

Notes to Consolidated Financial Statements, continued

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31 are as follows:

(Dollars in millions)	Retail Banking	Diversified Commercial Banking	CIB	W&IM	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2013	$—	$—	$—	$—	$3,962	$2,407	$6,369
Intersegment transfers	—	—	—	—	300	(300)	—
Balance, December 31, 2013	$—	$—	$—	$—	$4,262	$2,107	$6,369
Balance, January 1, 2012	$4,854	$928	$180	$382	$—	$—	$6,344
Intersegment transfers	(4,854)	(928)	(180)	(382)	3,930	2,414	—
Acquisition of FirstAgain, LLC	—	—	—	—	32	—	32
Impairment of GenSpring	—	—	—	—	—	(7)	(7)
Balance, December 31, 2012	$—	$—	$—	$—	$3,962	$2,407	$6,369

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(13)	—	(10)	(23)
MSRs originated	—	352	—	352
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	302	—	302
Other changes in fair value [2]	—	(252)	—	(252)
Sale of MSRs	—	(1)	—	(1)
Balance, December 31, 2013	$4	$1,300	$30	$1,334
Balance, January 1, 2012	$38	$921	$58	$1,017
Amortization	(21)	—	(18)	(39)
MSRs originated	—	336	—	336
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(112)	—	(112)
Other changes in fair value [2]	—	(241)	—	(241)
Sale of MSRs	—	(5)	—	(5)
Balance, December 31, 2012	$17	$899	$40	$956
1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
2 Represents changes due to the collection of expected cash flows, net of accretion, due to the passage of time.

Notes to Consolidated Financial Statements, continued

The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)	Core Deposit Intangibles	Other	Total
2014	$4	$7	$11
2015	—	5	5
2016	—	2	2
2017	—	2	2
2018	—	2	2
Thereafter	—	3	3
Total [1]	$4	$21	$25
1 Estimated future amortization expense is less than the intangible asset balance at December 31, 2013, due to the anticipated sale of RidgeWorth, including its intangible assets, in 2014. See additional discussion of the planned sale in Note 20, “Business Segment Reporting.”

Mortgage Servicing Rights
The Company retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company and are classified within intangible assets on the Company's Consolidated Balance Sheets.
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the years ended December 31, 2013, 2012, and 2011 was $317 million, $333 million, and $364 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At December 31, 2013 and 2012, the total UPB of mortgage loans serviced was $136.7 billion and $144.9 billion, respectively. Included in these amounts were $106.8 billion and $113.2 billion at December 31, 2013 and 2012, respectively, of loans serviced for third parties. During the years ended December 31, 2013 and 2012, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $2.8 billion and $2.1 billion, respectively.
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

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at December 31, 2013 and 2012, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. The overall change in MSRs during the year ended December 31, 2013 was primarily due to originations and an increase in prevailing interest rates during the period.

(Dollars in millions)	December 31, 2013	December 31, 2012
Fair value of retained MSRs	$1,300	$899
Prepayment rate assumption (annual)	8%	16%
Decline in fair value from 10% adverse change	$38	$50
Decline in fair value from 20% adverse change	74	95
Discount rate (annual)	12%	11%
Decline in fair value from 10% adverse change	$66	$37
Decline in fair value from 20% adverse change	126	70
Weighted-average life (in years)	7.7	4.9
Weighted-average coupon	4.4%	4.8%
The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in

Notes to Consolidated Financial Statements, continued

changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 16, “Derivative Financial Instruments,” for further information regarding these hedging activities.

NOTE 10 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
The Company has transferred residential mortgage loans, student loans, commercial and corporate loans, and CDO securities in sale or securitization transactions in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers includes owning certain beneficial interests, including senior and subordinate debt instruments, as well as equity interests, servicing or collateral manager responsibilities, and guarantee or recourse arrangements. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Upon completion of transfers of assets that satisfy the conditions to be reported as a sale, the Company derecognizes the transferred assets and recognizes at fair value any beneficial interests in the transferred financial assets, such as trading assets or securities AFS, as well as servicing rights retained and guarantee liabilities incurred. See Note 18, “Fair Value Election and Measurement,” for further discussion of the Company’s fair value methodologies. No events occurred during the year ended December 31, 2013 that changed the Company’s sale accounting conclusion in regards to the residential mortgage loans, student loans, commercial and corporate loans, or CDO securities.
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
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement:
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax net gains of $186 million, $1.0 billion, and $397 million, including servicing rights, for the years ended December 31, 2013, 2012, and 2011, respectively. These net gains are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These net gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 16, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 17, “Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At December 31, 2013 and 2012, the fair value of securities received totaled $71 million and $98 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the securitization. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would

Notes to Consolidated Financial Statements, continued

generally manifest itself through the retention of senior or subordinated interests. Total assets at December 31, 2013 and 2012, of the unconsolidated trusts in which the Company has a VI are $350 million and $445 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties, which is discussed in Note 17, “Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees, as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets. See Note 18, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments. At December 31, 2013, the Company’s Consolidated Balance Sheets reflected $261 million of loans held by the CLO and $256 million of debt issued by the CLO. At December 31, 2012, the Company’s Consolidated Balance Sheets reflected $319 million of loans held by the CLO and $286 million of debt issued by the CLO. Although the Company consolidates the CLO, its creditors have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million at December 31, 2013 and 2012. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At December 31, 2013 and 2012, these VIEs had $1.6 billion and $1.8 billion of estimated assets, respectively, and $1.6 billion and $1.7 billion of estimated liabilities, respectively.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At December 31, 2013 and 2012, the Company’s Consolidated Balance Sheets reflected $344 million and $384 million, respectively, of assets held by the Student Loan entity and $341 million and $380 million, respectively, of debt issued by the Student Loan entity.
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

Notes to Consolidated Financial Statements, continued

CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company's maximum exposure to loss at December 31, 2013 and 2012, includes current senior interests held in trading securities, which have fair values of $54 million and $52 million, respectively.
As further discussed in Note 18, "Fair Value Election and Measurement," the Company valued these interests by constructing a pricing matrix of values based on a range of overcollateralization levels that are derived from discussions with the dealer community along with limited trade data. The primary inputs and assumptions considered by the Company in valuing these retained interests were overcollateralization levels (impacted by credit losses) and the discount margin over LIBOR. While all the underlying collateral is currently eligible for repayment by the obligor, given the nature of the collateral and the current repricing environment, the Company assumed no prepayment would occur before the final maturity, which is approximately 20 years on a weighted average basis. The expected discount margin over LIBOR ranged from 4.3% to 5.5% at December 31, 2013 based on discussion with the dealer community with limited trade data adjusted for specific deal factors. At December 31, 2013, a 10% and 20% adverse change in the assumed market yield results in declines of approximately $4 million and $7 million, respectively, in the fair value of these securities. In evaluating the impact of credit losses, consideration was given to the underlying collateral of the VIEs, which is highly concentrated, and as a result, the default or deferral of certain large exposures adversely impacts the value of the interests. The Company estimates that if each of the VIEs in which the Company holds retained positions experienced three additional large deferrals or defaults, it should not have a significant impact on the fair value of the retained securities.
At December 31, 2013 and 2012, the total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss were $816 million and $1.2 billion, respectively. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacks the power to direct the significant activities of any of the VIEs. Subsequent to December 31, 2013, the Company sold all interests in these VIEs.
The following tables present certain information for the years ended December 31, related to the Company’s asset transfers in which it has continuing economic involvement.

(Dollars in millions)	2013	2012	2011
Cash flows on interests held[1]:
Residential Mortgage Loans[2]	$32	$27	$48
Commercial and Corporate Loans	1	1	1
CDO Securities	3	2	2
Total cash flows on interests held	$36	$30	$51
Servicing or management fees[1]:
Residential Mortgage Loans[2]	$2	$3	$3
Commercial and Corporate Loans	9	10	10
Total servicing or management fees	$11	$13	$13
1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Notes to Consolidated Financial Statements, continued

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans at December 31, 2013 and 2012, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the year ended December 31, 2013 and 2012 are as follows:

	Portfolio Balance[1]		Past Due[2]				Net Charge-offs
	December 31, 2013	December 31, 2012	December 31, 2013		December 31, 2012		Year Ended December 31

(Dollars in millions)							2013	2012
Type of loan:
Commercial	$64,310	$58,888	$272		$320		$153	$303
Residential	43,190	43,199	1,296		1,941		444	1,285
Consumer	20,377	19,383	631		68		81	93
Total loan portfolio	127,877	121,470	2,199		2,329		678	1,681
Managed securitized loans:
Commercial	1,617	1,767	29		23		—	—
Residential	100,695	104,877	493	[3]	2,186	[3]	23	30
Total managed loans	$230,189	$228,114	$2,721		$4,538		$701	$1,711
1Excludes $1.7 billion and $3.4 billion of LHFS at December 31, 2013 and 2012, respectively.
2Excludes $17 million and $38 million of past due LHFS at December 31, 2013 and 2012, respectively.
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
At December 31, 2013 and 2012, the Company had $1.5 billion and $1.9 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets and derivatives on the Consolidated Balance Sheets

Notes to Consolidated Financial Statements, continued

and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.5 billion and $1.9 billion at December 31, 2013 and 2012, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At December 31, 2013, the fair values of these TRS assets and liabilities were $35 million and $31 million, respectively, and at December 31, 2012, the fair values of these TRS assets and liabilities were $51 million and $46 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 16, “Derivative Financial Instruments.”
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At December 31, 2013 and 2012, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, were $3 million, and total liabilities, excluding intercompany liabilities, were $1 million. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were not material at December 31, 2013 and 2012. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the years ended December 31, 2013 and 2012, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.5 billion and $1.2 billion in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. The limited partner interests had carrying values of $252 million and $186 million at December 31, 2013 and 2012, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $697 million and $505 million at December 31, 2013 and 2012, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $303 million and $236 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at December 31, 2013 and 2012, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At December 31, 2013 and 2012, the Company's investment in these funds totaled $138 million and $63 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $217 million and $110 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At December 31, 2013 and 2012, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $151 million and $239 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $58 million and $100 million, respectively.

Notes to Consolidated Financial Statements, continued

During 2012, the Company decided to sell certain consolidated affordable housing properties, and accordingly, recorded an impairment charge to adjust the carrying values to their estimated net realizable values. Upon moving to held for sale, most of these affordable housing properties were sold during 2013 resulting in an aggregate gain recognized upon sale of $17 million. At December 31, 2013, market indicators remain consistent with the carrying values of the remaining properties to be sold and marketing efforts continue with an expected disposition in the first quarter of 2014.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has determined that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds at December 31, 2013 and 2012, were $247 million and $372 million, respectively.
On December 11, 2013, it was publicly announced that the Company had reached a definitive agreement to sell RidgeWorth to an investor group led by a private equity fund managed by Lightyear Capital LLC. The sale is expected to close during the second quarter of 2014. See additional discussion of the planned sale in Note 20 , "Business Segment Reporting."

NOTE 11 - BORROWINGS AND CONTRACTUAL COMMITMENTS
Short-term borrowings
Other short-term borrowings at December 31 was as follows:

	2013		2012
(Dollars in millions)	Balance	Interest Rate	Balance	Interest Rate
FHLB advances	$4,000	0.21%	$1,500	0.34%
Master notes	1,554	0.28	1,512	0.30
Dealer collateral	232	0.10	282	0.17
Other	2	2.70	9	2.70
Total other short-term borrowings	$5,788		$3,303
At December 31, 2013 and 2012, the Company had $27.1 billion and $23.8 billion of collateral pledged to the Federal Reserve discount window to support $20.8 billion and $18.0 billion of available, unused borrowing capacity, respectively.

Notes to Consolidated Financial Statements, continued

Long-term debt
Long-term debt at December 31 was as follows:

(Dollars in millions)	2013	2012	Interest Rates	Maturities
Parent Company Only
Senior, fixed rate	$3,001	$2,270	1.00% - 6.05%	2014 - 2028
Senior, variable rate	283	152	0.39 - 3.25	2015 - 2019
Subordinated, fixed rate	200	200	6.00	2026
Junior subordinated, variable rate	627	627	0.89 - 1.23	2027 - 2028
Total Parent Company debt (excluding intercompany of $160 at December 31, 2013 and 2012)	4,111	3,249
Subsidiaries
Senior, fixed rate [1]	1,006	426	0.00 - 9.65	2014 - 2053
Senior, variable rate [2]	3,783	3,846	0.36 - 6.98	2015 - 2043
Subordinated, fixed rate [3]	1,300	1,336	5.00 - 7.25	2015 - 2020
Subordinated, variable rate	500	500	0.53 - 0.55	2015
Total subsidiaries debt	6,589	6,108
Total long-term debt	$10,700	$9,357
1 Includes leases and other obligations that do not have a stated interest rate.
2 Includes $256 million and $286 million of debt recorded at fair value at December 31, 2013 and 2012, respectively.
3 Debt recorded at fair value.
Maturities of long-term debt are: 2014 – $9 million; 2015 – $817 million; 2016 – $1.1 billion; 2017 – $4.7 billion; 2018 – $1.6 billion; and thereafter – $2.4 billion. During 2013, the Company issued $600 million of 2.75% senior notes under the Global Bank Note program that will mature in 2023 and $750 million of Parent Company 2.35% senior notes that will mature in 2018. The Company may call these notes beginning one month prior to each issuance's maturity date. The Company had no additional material issuances, repurchases, or extinguishments of long-term debt during the year.
Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. At December 31, 2013, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $627 million qualified as Tier 1 capital at both December 31, 2013 and 2012, and long-term debt of $1.1 billion and $1.5 billion qualified as Tier 2 capital at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company had collateral pledged to the FHLB of Atlanta to support $12.3 billion of available borrowing capacity with $3.0 billion of long-term debt and $4.0 billion of short-term debt outstanding at December 31, 2013.

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
Contractual Commitments
In the normal course of business, the Company enters into certain contractual arrangements. Such arrangements include obligations to make future payments on lease arrangements, contractual commitments for capital expenditures, and service contracts. At December 31, 2013, the Company had the following unconditional obligations:

(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$208	$386	$262	$354	$1,210
Capital lease obligations [1]	1	3	4	2	10
Purchase obligations [2]	284	65	31	8	388
Total	$493	$454	$297	$364	$1,608
1 Amounts do not include accrued interest.
2 Represents aggregation of termination fees on legally binding contracts to purchase goods or services that have a minimum termination fee of $5 million or more. Amounts paid under these contracts totaled $194 million during 2013; however, there is no minimum annual payment other than termination fees required.

NOTE 12 – NET INCOME PER COMMON SHARE
Equivalent shares of 18 million, 23 million, and 26 million related to common stock options and common stock warrants outstanding at December 31, 2013, 2012, and 2011, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Year Ended December 31
(In millions, except per share data)	2013	2012	2011
Net income	$1,344	$1,958	$647
Preferred dividends	(37)	(12)	(7)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—	—	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—	—	(74)
Dividends and undistributed earnings allocated to unvested shares	(10)	(15)	(5)
Net income available to common shareholders	$1,297	$1,931	$495
Average basic common shares	534	534	524
Effect of dilutive securities:
Stock options	1	1	2
Restricted stock and warrants	4	3	2
Average diluted common shares	539	538	528
Net income per average common share - diluted	$2.41	$3.59	$0.94
Net income per average common share - basic	$2.43	$3.62	$0.94

NOTE 13 – CAPITAL
During 2013, the Company submitted its CCAR capital plans for review by the Federal Reserve. Upon completion of the Federal Reserve's review, they did not object to the Company's capital actions. Accordingly, during 2013, the Company maintained dividend payments on its preferred stock, increased its quarterly common stock dividend from $0.05 to $0.10 per share beginning in the second quarter, and repurchased a total of $150 million, or approximately 4.6 million shares, of its outstanding common stock. Also pursuant to its capital plan, the Company repurchased an additional $50 million of its outstanding common stock in early 2014. The Company has submitted its 2014 capital plan for review by the Federal Reserve in conjunction with the 2014 CCAR process and awaits the completion of their review.

The Company remains subject to certain restrictions on its ability to increase the dividend on common shares as a result of participating in the U.S. Treasury’s CPP. If the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the CPP, then the anti-dilution provision within the warrants issued in connection with the Company’s participation in the CPP will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which were filed as exhibits to Form 8-K filed on September 23, 2011.

During the years ended December 31, 2013, 2012, and 2011, the Company declared and paid common dividends totaling $188 million, or $0.35 per common share, $107 million, or $0.20 per common share, and $64 million, or $0.12 per common share, respectively. The Company also paid cash dividends on perpetual preferred stock totaling $37 million, $12 million, and $67 million during the years ended December 31, 2013, 2012, and 2011, respectively. During 2013, the dividend per share for Series A and Series B Perpetual Preferred Stock was $4,056, and $5,793 for the Series E Perpetual Preferred Stock.

Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At December 31, 2013 and 2012, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.6 billion and $1.8 billion, respectively. Additionally, the Federal Reserve requires the Company to maintain cash reserves.

Notes to Consolidated Financial Statements, continued

At December 31, 2013 and 2012, these reserve requirements totaled $2.0 billion and $1.9 billion, respectively and were fulfilled with a combination of cash on hand and deposits at the Federal Reserve.

Capital Ratios
The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets. Capital ratios at December 31 consisted of the following:

	2013		2012
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 common	$14,602	9.82%	$13,509	10.04%
Tier 1 capital	16,073	10.81	14,975	11.13
Total capital	19,052	12.81	18,131	13.48
Tier 1 leverage		9.58		8.91
SunTrust Bank
Tier 1 capital	$16,059	10.96%	$15,121	11.38%
Total capital	18,810	12.84	18,056	13.59
Tier 1 leverage		9.78		9.23

On October 11, 2013, the Federal Reserve published final rules in the Federal Register related to required minimum capital ratios that become effective for the Company and the Bank on January 1, 2015. Under the final Basel III rules in the U.S., the minimum capital requirements contain thresholds for Common Equity Tier 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; U.S. Leverage ratio of 4%; and a capital conservation buffer of 2.5% of RWA.
At December 31, 2013, the Company had $627 million in trust preferred securities outstanding. The final Basel III capital rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, over a 2-year period beginning on January 1, 2015, approximately $627 million in principal amount of the Company's trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will qualify for Tier 2 capital treatment. Accordingly, the Company anticipates that, by January 1, 2016, all $627 million of its outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital.
Preferred Stock
Preferred stock at December 31 consisted of the following:

(Dollars in millions)	2013	2012
Series A (1,725 shares outstanding)	$172	$172
Series B (1,025 shares outstanding)	103	103
Series E (4,500 shares outstanding)	450	450
Total preferred stock	$725	$725
In September 2006, the Company authorized and issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the Series A Preferred Stock). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53%, or 4.00%. Dividends on the shares are noncumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. During 2009, the Company repurchased 3,275 shares of the Series A Preferred Stock. In September 2011, the Series A Preferred Stock became redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

Notes to Consolidated Financial Statements, continued

In December 2011, the Company authorized 5,010 shares and issued 1,025 shares of Perpetual Preferred Stock, Series B, no par value and $100,000 liquidation preference per share (the Series B Preferred Stock). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.65%, or 4.00%. Shares of the Series B Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. The Series B Preferred Stock was immediately redeemable upon issuance at the Company's option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
In December 2012, the Company authorized 5,000 shares and issued 4,500 shares of Perpetual Preferred Stock, Series E, no par value and $100,000 liquidation preference per share (the Series E Preferred Stock). The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends on the shares are noncumulative and, if declared, will accrue and be payable quarterly at a rate per annum of 5.875%. Shares of the Series E Preferred Stock have priority over the Company's common stock with regard to the payment of dividends and rank equally with the Company's outstanding Perpetual Preferred Stock, Series A and Series B and, as such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period and sufficient funds have been set aside to make payment. The Series E Preferred Stock is redeemable, at the option of the Company, on any dividend payment date occurring on or after March 15, 2018, at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
The Company repurchased its Series C and D Cumulative Perpetual Preferred Stock from the U.S. Treasury in March 2011. In September 2011, the U.S. Treasury sold, in a public auction, a total of 17.9 million of the Company's warrants to purchase 11.9 million shares of the Company's common stock at an exercise price of $44.15 per share (Series B warrants) and 6 million shares of the Company's common stock at an exercise price of $33.70 per share (Series A warrants). The warrants were issued by the Company to the U.S. Treasury in connection with its investment in the Company under the CPP and have expiration dates of November 2018 (Series B) and December 2018 (Series A). In conjunction with the U.S. Treasury's auction, the Company acquired 4 million of the Series A warrants for $11 million and retired them.

NOTE 14 - INCOME TAXES
The components of income tax provision included in the Consolidated Statements of Income during the years ended December 31 were as follows:

(Dollars in millions)	2013	2012	2011
Current income tax (benefit)/expense:
Federal	($206)	$553	($4)
State	(16)	26	—
Total	($222)	$579	($4)
Deferred income tax expense/(benefit):
Federal	$444	$229	$81
State	51	(35)	2
Total	495	194	83
Total income tax expense	$273	$773	$79

The income tax provision does not reflect the tax effects of unrealized gains and losses and other income and expenses recorded in AOCI. For additional information on AOCI, see Note 21, “Accumulated Other Comprehensive Income.”

Notes to Consolidated Financial Statements, continued

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate during the years ended December 31 were as follows:

	2013		2012		2011
(Dollars in millions)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income
Income tax expense at federal statutory rate	$566	35.0%	$956	35.0%	$254	35.0%
Increase (decrease) resulting from:
State income taxes, net	20	1.2	(9)	(0.3)	1	0.1
Tax-exempt interest	(80)	(4.9)	(77)	(2.8)	(72)	(9.9)
Internal restructuring	(343)	(21.3)	—	—	—	—
Changes in UTBs (including interest), net	152	9.4	1	—	1	0.1
Income tax credits	(84)	(5.2)	(83)	(3.0)	(88)	(12.1)
Non-deductible expenses	49	3.1	16	0.6	6	0.8
Dividends received deduction	(1)	—	(8)	(0.3)	(14)	(1.9)
Other	(6)	(0.4)	(23)	(0.9)	(9)	(1.2)
Total income tax expense and rate	$273	16.9%	$773	28.3%	$79	10.9%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted federal and state tax rates expected to apply in the periods in which the deferred tax assets or liabilities are expected to be realized. The net deferred income tax liability is recorded in other liabilities in the Consolidated Balance Sheets. The significant components of the DTAs and DTLs, net of the federal impact for state taxes, at December 31 were as follows:

(Dollars in millions)	2013	2012
DTAs:
ALLL	$795	$861
Accrued expenses	463	685
State NOL and other carryforwards	208	169
Net unrealized losses in AOCI	153	—
Other	131	173
Total gross DTAs	1,750	1,888
Valuation allowance	(102)	(56)
Total DTAs	$1,648	$1,832
DTLs:
Leasing	$804	$786
Net unrealized gains in AOCI	—	197
Compensation and employee benefits	97	74
MSRs	566	623
Loans	98	72
Goodwill and intangible assets	151	141
Fixed assets	153	196
Other	53	62
Total DTLs	$1,922	$2,151
Net DTL	($274)	($319)

The DTAs include state NOLs and other state carryforwards that will expire, if not utilized, in varying amounts from 2014 to 2033. At December 31, 2013 and 2012, the Company had a valuation allowance recorded against its state carryforwards and certain state DTAs of $102 million and $56 million, respectively. The increase in the valuation allowance was primarily due to an increase in the valuation allowance recorded against STM’s state NOLs. The Company determined that a valuation allowance is not required for the federal and the remaining state DTAs because it is more likely than not these assets will be realized.

Notes to Consolidated Financial Statements, continued

The following table provides a rollforward of the Company's federal and state UTBs, excluding interest and penalties, during the years ended December 31:

(Dollars in millions)	2013	2012
Balance at January 1	$137	$133
Increases in UTBs related to prior years	4	1
Decreases in UTBs related to prior years	(10)	(2)
Increases in UTBs related to the current year	171	45
Decreases in UTBs related to settlements	(2)	(34)
Decreases in UTBs related to lapse of the applicable statutes of limitations	(9)	(6)
Balance at December 31	$291	$137

The amount of UTBs that, if recognized, would affect the Company's effective tax rate was $237 million at December 31, 2013. The remainder of the UTBs have offsetting amounts in other jurisdictions or would be offset by the recording of a valuation allowance.
Interest related to UTBs is recorded as a component of the income tax provision. The Company had a liability of $17 million and $18 million for interest related to its UTBs at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company recognized a benefit of approximately $1 million and $3 million, respectively, for interest on the UTBs.

The Company files U.S. federal, state, and local income tax returns. The Company's federal income tax returns are no longer subject to examination by the IRS for taxable years prior to 2010. With limited exceptions, the Company is no longer subject to examination by state and local taxing authorities for taxable years prior to 2006. It is reasonably possible that the liability for UTBs could decrease by as much as $75 million during the next 12 months due to completion of tax authority examinations, receipt of a private letter ruling from the IRS, and the expiration of statutes of limitations.

NOTE 15 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTIs for eligible employees, which may be delivered through various incentive programs, including stock options, RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for the AIP and LTI cash plans was $150 million, $155 million, and $116 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Previously, TARP prohibited the payment of any bonus, incentive compensation, or stock option award to the Company's five NEOs and certain other highly-compensated executives. As a result, beginning in January 2010, the Company paid additional base salary amounts in the form of stock (salary shares) to the NEOs and some of the other employees who were among the next 20 most highly-compensated executives. The Company did this each pay period in the form of stock units under the SunTrust Banks, Inc. 2009 Stock Plan (the "2009 Stock Plan") until the Company repaid the U.S. government's TARP investment. The Company settled the stock units in cash; for the 2010 salary shares, one half was settled on March 31, 2011, and one half was settled on March 31, 2012. The 2011 salary shares were settled on March 30, 2011, the date the Company repaid the U.S. government's TARP investment. The amount paid upon settlement of the stock units was equal to the value of a share of SunTrust common stock on the settlement date. The value of salary shares paid was $4 million and $7 million during 2012 and 2011, respectively.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. At December 31, 2013, 17,274,016 shares were available for grant, including 8,971,619 shares available to be issued as restricted stock.

Notes to Consolidated Financial Statements, continued

Shares or units of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock. We do not pay dividends on unvested RSU awards but instead accrue and reinvest them in equivalent shares of SunTrust common stock and pay them only if the underlying RSU award vests. Generally, RSU awards are classified as equity. During 2012, however, there were 574,257 RSUs granted that were classified as a liability because the grant date had not been achieved as defined under U.S. GAAP. They were granted with a fair value of $21.67 per unit on the grant date. The balance of these RSUs classified as a liability at December 31, 2013 and 2012 was $17 million and $12 million, respectively.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model. The expected volatility represents the implied volatility of SunTrust stock. The expected term represents the period of time that the stock options granted are expected to be outstanding and is derived from historical data that is used to evaluate patterns such as stock option exercise and employee termination. Through the repurchase of preferred stock issued to the U.S. Treasury in the first quarter of 2011, the expected dividend yield was based on the current rate in effect at the grant date. Beginning in second quarter 2011, the Company began using the projected dividend to be paid as the dividend yield assumption. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. Stock options are granted at an exercise price that is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. The weighted average fair value of options granted during 2013, 2012, and 2011 were $7.37, $7.83, and $10.51 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31
	2013	2012	2011
Dividend yield	1.28%	0.91%	0.75%
Expected stock price volatility	30.98	39.88	34.87
Risk-free interest rate (weighted average)	1.02	1.07	2.48
Expected life of options	6 years	6 years	6 years

Notes to Consolidated Financial Statements, continued

The following table presents a summary of stock option and restricted stock activity:

	Stock Options			Restricted Stock			Restricted Stock Units
(Dollars in millions, except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Balance, January 1, 2011	17,142,500	$9.06 - 150.45	$51.17	4,620,809	$43	$25.32	65,190	$26.96
Granted	813,265	19.98 - 32.27	29.70	1,400,305	44	31.27	344,590	37.57
Exercised/vested	(20,000)	9.06	9.06	(1,085,252)	—	50.37	—	—
Cancelled/expired/forfeited	(2,066,348)	9.06 - 140.40	63.40	(313,695)	(7)	22.07	(4,305)	26.96
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—
Balance, December 31, 2011	15,869,417	9.06 - 150.45	48.53	4,622,167	48	21.46	405,475	35.98
Granted	859,390	21.67 - 23.68	21.92	1,737,202	38	21.97	1,717,148	22.65
Exercised/vested	(973,048)	9.06 - 22.69	9.90	(2,148,764)	—	14.62	(109,149)	27.73
Cancelled/expired/forfeited	(2,444,107)	9.06 - 85.06	45.73	(524,284)	(8)	19.91	(82,828)	22.79
Amortization of restricted stock compensation	—	—	—	—	(30)	—	—	—
Balance, December 31, 2012	13,311,652	9.06 - 150.45	50.15	3,686,321	48	25.56	1,930,646	25.16
Granted	552,998	27.41	27.41	1,314,277	39	29.58	593,093	24.65
Exercised/vested	(712,981)	9.06 - 27.79	16.94	(821,636)	—	25.95	(41,790)	28.73
Cancelled/expired/forfeited	(2,222,298)	21.67 - 118.18	56.55	(195,424)	(5)	27.41	14,229	20.54
Amortization of restricted stock compensation	—	—	—	—	(32)	—	—	—
Balance, December 31, 2013	10,929,371	$9.06 - 150.45	$49.86	3,983,538	$50	$27.04	2,496,178	$26.69
Exercisable, December 31, 2013	9,351,182		$53.89

The following table presents information on stock options by range of exercise prices at December 31, 2013:

(Dollars in millions, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value
$9.06 to 49.46	4,548,172	$19.57	6.22	$78	2,969,983	$16.14	5.22	$61
$49.47 to 64.57	424,131	56.16	0.07	—	424,131	56.16	0.07	—
$64.58 to 150.45	5,957,068	72.54	1.37	—	5,957,068	72.54	1.37	—
	10,929,371	$49.86	3.34	$78	9,351,182	$53.89	2.54	$61
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 was $11 million and $15 million, respectively, and less than $1 million for the year ended 2011. Total fair value, measured as of the grant date, of vested restricted shares was $21 million, $31 million, and $55 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Total fair value, measured as of the grant date, of vested RSUs was $1 million and $3 million for the years ended December 31, 2013 and 2012, respectively, and none for the year ended December 31, 2011.
At December 31, 2013 and 2012, there was $66 million and $67 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock, and RSUs. The unrecognized stock compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 1.85 years.

Notes to Consolidated Financial Statements, continued

Stock-based compensation expense recognized in noninterest expense for the years ended December 31 was as follows:

(Dollars in millions)	2013	2012	2011
Stock-based compensation expense:
Stock options	$6	$11	$15
Restricted stock	32	30	32
RSUs	18	27	10
Total stock-based compensation expense	$56	$68	$57

The recognized stock-based compensation tax benefit was $21 million, $26 million, and $22 million for the years ended December 31, 2013, 2012, and 2011, respectively.
In addition to the SunTrust stock-based compensation awards, the Company has two subsidiaries which sponsor separate equity plans where subsidiary restricted stock or restricted membership interests are granted to key employees of the subsidiaries. These awards may be subject to one or more vesting criteria, including employment, performance, or other conditions as established by the board of directors or executive of the subsidiary at the time of grant. Compensation cost for these restricted awards is equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period considering an estimation of forfeitures. As the equity of these subsidiaries is not traded in public markets, fair market value of the shares on the grant date is determined based on an external valuation. Depending on the specific terms of the awards, unvested awards may or may not be entitled to receive dividends or distributions during the vesting period. The restricted stock awards and restricted membership interest awards are subject to certain fair value put and call provisions subsequent to vesting. Stock-based compensation expense recognized in noninterest expense for the subsidiary equity plans totaled $6 million for the year ended December 31, 2013 and totaled $8 million for both years ended December 31, 2012 and 2011. During 2011, one of the subsidiaries converted all unvested membership interest awards into LTI cash awards for a fixed dollar amount equal to the fair value of the membership interest at the date of modification. The modified awards will continue to vest based on their original vesting schedule, and compensation expense will be recognized based on the higher of the original grant date value or the modified value.

Retirement Plans
Defined Contribution Plan
SunTrust's employee benefit program includes a qualified defined contribution plan. For 2013 and 2012, the plan provided a dollar for dollar match on the first 6% of eligible pay that a participant, including executive participants, elected to defer to the 401(k) plan. Compensation expense related to this plan for each year ended December 31, 2013 and 2012 was $96 million. SunTrust also maintains the SunTrust Banks, Inc. Deferred Compensation Plan in which key executives of the Company are eligible. In accordance with the terms of the plan, the matching contribution to the Deferred Compensation Plan is the same percentage of match as provided in the 401(k) Plan subject to such limitations as may be imposed by the plans' provisions and applicable laws and regulations. Effective January 1, 2012, the Company's 401(k) plan and the Deferred Compensation Plan were amended to permit an additional discretionary Company contribution equal to a fixed percentage of eligible pay, as defined in the respective plan. For the 2012 performance year, the Company made a discretionary contribution on March 15, 2013, in the amount of 2% of 2012 eligible pay to the 401(k) Plan and the Deferred Compensation Plan, which was $38 million. For the 2013 performance year, the Company anticipates making a discretionary contribution on March 15, 2014, in the amount of 1% of 2013 eligible pay to the 401(k) Plan and the Deferred Compensation Plan of $19 million.
During 2011 the Company's 401(k) plan and the Deferred Compensation Plan provided a dollar for dollar match on the first 5% of eligible pay that a participant elected to defer to the 401(k) plan. Compensation expense related to the 401(k) plan for the year ended December 31, 2011 totaled $81 million, excluding the special contribution during 2011 described below. Effective January 1, 2011, employees hired on or after January 1, 2011 will vest in all Company 401(k) matching contributions and matching contributions under the Deferred Compensation Plan upon completion of two years of vesting service. During 2011, the Company's 401(k) plan and the Deferred Compensation Plan were amended to provide for a special one-time contribution equal to 5% of eligible 2011 earnings, which was $28 million, for employees who have: (1) at least 20 years of service at December 31, 2011, or (2) 10 years of service and the sum of age and service equaled or exceeded 60 at December 31, 2011. This contribution was made subsequent to the retirement pension benefit curtailment described below.

Notes to Consolidated Financial Statements, continued

Noncontributory Pension Plans
The Company maintains a funded, noncontributory qualified retirement plan (the "Retirement Plan") covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service and, effective January 1, 2008, either a traditional pension benefit formula, a cash balance formula (the Personal Pension Account), or a combination of both. Participants are 100% vested after 3 years of service. The interest crediting rate applied to each Personal Pension Account was 3% for 2013. The Company monitors the funded status of the plan closely and due to the current funded status, the Company did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") for the 2013 plan year.
The Company also maintains unfunded, noncontributory nonqualified supplemental defined benefit pension plans that cover key executives of the Company (the "SERP", the "ERISA Excess Plan", and the "Restoration Plan"). The plans provide defined benefits based on years of service and salary. The Company's obligations for these nonqualified supplemental defined benefit pension plans are included within the qualified Pension Plans in the tables presented in this section under “Pension Benefits.”
The SunTrust Banks, Inc. Restoration Plan (the “Restoration Plan”), effective January 1, 2011, is a nonqualified defined benefit cash balance plan designed to restore benefits to certain employees that are limited under provisions of the Internal Revenue Code and are not otherwise provided for under the ERISA Excess Plan. The benefit formula under the Restoration Plan is the same as the Personal Pension Account under the Retirement Plan.
On October 1, 2004, the Company acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Similar to the Company's Retirement Plan, due to the current funded status of the NCF qualified Retirement Plan, the Company did not make a contribution for the 2013 plan year.

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

The Retirement Plan, the SERP, the ERISA Excess Plan, and the Restoration Plan were each amended on November 14, 2011 to cease all future benefit accruals. As a result, the traditional pension benefit formulas (final average pay formulas) do not reflect future salary increases and benefit service after December 31, 2011, and compensation credits under the Personal Pension Accounts (cash balance formula) ceased. However, interest credits under the Personal Pension Accounts continue to accrue until benefits are distributed and service continues to be recognized for vesting and eligibility requirements for early retirement. Additionally, the NCF Retirement Plan, which had been previously curtailed with respect to future benefit accruals, was amended to cease any adjustments for pay increases after December 31, 2011. As a result of the curtailment, the SunTrust Banks, Inc. Retirement Plan for Inactive Participants was merged into the Retirement Plan effective January 1, 2012. The Company recorded a curtailment gain of $88 million during 2011, which is reflected in employee benefits expense in the Consolidated Statements of Income, and a reduction to the pension benefit obligation of $96 million, which is reflected in the Consolidated Balance Sheets. The curtailment gain was partially offset by the $28 million special 401(k) contribution discussed above.
The Company contributed less than $1 million to the Postretirement Welfare Plan during the year ended December 31, 2013. Additionally, the Company expects to receive a Medicare Part D Subsidy reimbursement for 2014 of less than $1 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5.25% for 2014.
Other Postretirement Benefits
Although not under contractual obligation, the Company provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables below). At the option of the Company, retirees may continue certain health and life insurance benefits if they meet specific age and service requirements at the time of retirement. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Certain retiree health benefits are funded in a Retiree Health Trust. Additionally, certain retiree life insurance benefits are funded in a VEBA. The Company reserves the right to amend or terminate any of the benefits at any time. During the fourth quarter of 2013, the Company communicated a change in its retiree medical plan effective April 1, 2014. Retirees age 65 and older will enroll in individual Medicare supplemental plans and will no longer participate in a Company-sponsored group health plan.  In addition, the Company will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist some retirees with medical expenses. The plan amendment was measured as of December 31, 2013 and resulted in a decrease of $76 million in liability and AOCI for the postretirement benefits plan.

Notes to Consolidated Financial Statements, continued

Assumptions
Each year, the SunTrust Benefits Finance Committee, which includes several members of senior management, reviews and approves the assumptions used in the year-end measurement calculations for each plan. The discount rate for each plan, used to determine the present value of future benefit obligations, is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. A series of benefit payments projected to be paid by the plan is developed based on the most recent census data, plan provisions, and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates. The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot interest rate. Prior to curtailment, a rate of compensation growth was used to determine future obligations for those plans whose benefits vary by pay.
Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains on obligations generated within the Pension Plans during 2013 resulted primarily from higher interest rates and better than expected asset returns. The actuarial losses during 2012 resulted primarily from lower interest rates.

The change in benefit obligations during the year ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Benefit obligation, beginning of year	$2,838	$2,661	$167	$173
Interest cost	113	119	6	7
Plan participants’ contributions	—	—	21	22
Actuarial loss/(gain)	(195)	242	1	(2)
Benefits paid	(181)	(184)	(41)	(36)
Less federal Medicare drug subsidy	—	—	3	3
Plan amendments	—	—	(76)	—
Benefit obligation, end of year	$2,575	$2,838	$81	$167
The accumulated benefit obligation for the Pension Benefits at December 31, 2013 and 2012 was $2.6 billion and $2.8 billion, respectively.

Pension benefits with a projected benefit obligation, in excess of plan assets at December 31 were as follows:

(Dollars in millions)	2013	2012
Projected benefit obligation	$80	$2,701
Accumulated benefit obligation	79	2,701

	Pension Benefits		Other Postretirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2013	2012	2013	2012
Discount rate	4.98%	4.08%	4.15%	3.45%

Notes to Consolidated Financial Statements, continued

The changes in plan assets during the year ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Fair value of plan assets, beginning of year	$2,742	$2,550	$164	$161
Actual return on plan assets	304	350	14	17
Employer contributions	8	26	—	—
Plan participants’ contributions	—	—	21	22
Benefits paid	(181)	(184)	(41)	(36)
Fair value of plan assets, end of year	$2,873	$2,742	$158	$164
Employer contributions indicated under pension benefits represent the benefits that were paid to nonqualified plan participants. SERPs are not funded through plan assets.
The fair value of plan assets is measured based on the fair value hierarchy which is discussed in Note 18, “Fair Value Election and Measurement.” The valuations are based on third party data received as of the balance sheet date. Level 1 assets such as money market funds, equity securities, and mutual funds are instruments that are traded in active markets and are valued based on identical instruments. Fixed income securities are primarily classified as level 2 assets because there is not an identical asset in the market upon which to base the valuation; however, there are no significant unobservable assumptions used to value level 2 instruments. Corporate, foreign bonds, and preferred securities are valued based on quoted market prices obtained from external pricing sources where trading in an active market exists for level 2 assets. Level 3 assets are assets where limited visible market activity exists for these instruments or similar instruments, and therefore, significant unobservable assumptions are used to value the securities.
The following tables set forth by level, within the fair value hierarchy, plan assets at fair value related to Pension Benefits at December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 using [1]
(Dollars in millions)	Assets Measured at Fair Value at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$83	$83	$—	$—
Equity securities:
Consumer	297	297	—	—
Energy and utilities	163	163	—	—
Financials	268	268	—	—
Healthcare	166	166	—	—
Industrials	157	157	—	—
Information technology	244	244	—	—
Materials	51	51	—	—
Telecommunications services	28	28	—	—
Futures contracts	8	—	8	—
Fixed income securities:
U.S. Treasuries	157	157	—	—
Corporate - investment grade	932	—	932	—
Foreign bonds	183	—	183	—
Government agencies	2	—	2	—
Foreign governments	4	—	4	—
Municipal taxable	53	—	53	—
Corporate obligations CMO and REMIC	56	—	56	—
Other assets
Other assets	2	2	—	—
Total plan assets	$2,854	$1,616	$1,238	$—
1 Schedule does not include accrued income amounting to less than 0.7% of total plan assets.

Notes to Consolidated Financial Statements, continued

		Fair Value Measurements at December 31, 2012 using [1]
(Dollars in millions)	Assets Measured at Fair Value at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$48	$48	$—	$—
Mutual funds:
International diversified funds	401	401	—	—
Equity securities:
Consumer	218	218	—	—
Energy and utilities	127	127	—	—
Financials	136	136	—	—
Healthcare	111	111	—	—
Industrials	197	197	—	—
Information technology	199	199	—	—
Materials	45	45	—	—
Telecommunications Services	17	17	—	—
Exchange traded funds	172	172	—	—
Fixed income securities:
U.S. Treasuries	534	534	—	—
Corporate - investment grade	412	—	412	—
Foreign bonds	77	—	77	—
Preferred Securities - Domestic	33	—	33	—
Preferred Securities - Foreign	2	—	2	—
Total plan assets	$2,729	$2,205	$524	$—
1 Schedule does not include accrued income amounting to less than 0.5% of total plan assets.

The following tables set forth by level, within the fair value hierarchy, plan assets at fair value related to Other Postretirement Benefits at December 31, 2013 and 2012:

(Dollars in millions)		Fair Value Measurements at December 31, 2013 [1]
	Assets Measured at Fair Value at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity index fund	$52	$52	$—	$—
Tax exempt municipal bond funds	85	85	—	—
Taxable fixed income index funds	14	14	—	—
Money market funds	7	7	—	—
Total plan assets	$158	$158	$—	$—
1 Schedule does not include accrued income.

Notes to Consolidated Financial Statements, continued

(Dollars in millions)		Fair Value Measurements at December 31, 2012 [1]
	Assets Measured at Fair Value at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity index fund	$49	$49	$—	$—
Tax exempt municipal bond funds	86	86	—	—
Taxable fixed income index funds	14	14	—	—
Money market funds	15	15	—	—
Total plan assets	$164	$164	$—	$—
1 Schedule does not include accrued income.

The SunTrust Benefits Finance Committee establishes investment policies and strategies and formally monitors the performance of the investments throughout the year. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and related fiduciary standards. The long-term primary investment objectives for the Pension Plans are to provide for a reasonable amount of long term growth of capital (both principal and income) without undue exposure to risk in any single asset class or investment category and to enable the Pension Plan to provide benefits to participants thereof. The objectives are accomplished through investments in equities, fixed income, and cash equivalents in a mix that is conducive to participation in a rising market while allowing for protection in a declining market. The portfolio is viewed as long-term in its entirety, avoiding decisions regarding short-term concerns and any single investment. Asset allocation, as a percent of the total market value of the total portfolio, is set with the target percentages and ranges presented in the investment policy statement. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. During 2013 and 2012, there was no SunTrust common stock held in the Pension Plans.
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
The expected long-term rate of return on plan assets for the SunTrust Retirement Plan and the NCF Retirement Plan was 7.00% for 2013 and 2012. The expected long-term rate of return is 7.00% for the SunTrust Retirement Plan and 6.5% for the NCF Retirement Plan for 2014. The asset allocation for the Pension Plans combined and the target allocation for each, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2014	2013	2012
Equity securities	0-60%	48%	59%
Debt securities	40-100	49	39
Cash equivalents	0-10	3	2
Total		100%	100%

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Pension Plans. The Company’s investment strategy is to create a series of investment returns sufficient to provide for a reasonable amount of long term growth of capital (both principal and income) to enable the Plans to provide benefits to participants thereof. During 2012, the assets were diversified among equity funds and fixed income investments according to the asset mix approved by the SunTrust Benefits Finance Committee, which is presented in the target allocation table below. With the Other Post Retirement Benefits having a shorter time horizon, a lower equity profile is appropriate. The pre-tax expected long-term rate of return on retiree life plan assets was 5% for 2013 and 6.25% for 2012. The 2014 pre-tax expected long-term rate of return on retiree life plan assets is 5.25%. The after-tax expected long-term rate of return on retiree health plan assets was 3.25% for 2013 and 4.06% for 2012. The 2014 after-tax expected long-term rate of return on retiree health plan assets is 3.41%. During 2013 and 2012, there was no SunTrust common stock held in the Other Postretirement Benefit Plans.

Notes to Consolidated Financial Statements, continued

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2014	2013	2012
Equity securities	20-40%	33%	30%
Debt securities	50-70	62	61
Cash equivalents	5-15	5	9
Total		100%	100%

Funded Status
The funded status of the plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits [2]
(Dollars in millions)	2013	2012	2013	2012
Fair value of plan assets	$2,873	$2,742	$158	$164
Benefit obligations [1]	(2,575)	(2,838)	(81)	(167)
Funded status	$298	($96)	$77	($3)
1 Includes $80 million and $91 million of benefit obligations for the unfunded nonqualified supplemental pension plans at December 31, 2013 and 2012, respectively.
2 Plan remeasured at December 31, 2013 due to plan amendment.

At December 31, the AOCI balance includes net actuarial losses and prior service costs and credits. The amounts recognized in AOCI were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Net actuarial loss/(gain)	$807	$1,145	($1)	$5
Prior service credit	—	—	(76)	—
Total AOCI, pre-tax	$807	$1,145	($77)	$5

The key sources of the cumulative net losses to be recognized in future years for all pension benefits are attributable to lower discount rates for the past several years and lower return on assets, predominantly during 2008. As discussed previously, the Company reviews its assumptions annually to ensure they represent the best estimates for the future and will, therefore, minimize future gains and losses.

Notes to Consolidated Financial Statements, continued

Expected Cash Flows
Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in millions)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy) [3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2014 (expected) to plan trusts	$—	$—	$—
2014 (expected) to plan participants	7	—	(1)
Expected Benefit Payments
2014	171	12	(1)
2015	153	9	—
2016	153	8	—
2017	155	8	—
2018	155	7	—
2019-2023	817	25	—
1 At this time, the Company anticipates contributions to the Retirement Plan will be permitted (but not required) during 2014 based on the funded status and contribution limitations under the ERISA.
2 The expected benefit payments for the SERP will be paid directly from the Company's corporate assets.
3 Expected benefit payments under Other Postretirement Benefits Plans are shown net of participant contributions.

Net Periodic (Benefit)/Cost

Components of net periodic (benefit)/cost for the year ended December 31 were as follows:

	Pension Benefits					Other Postretirement Benefits
(Dollars in millions)	2013	2012		2011		2013		2012		2011
Service cost	$—	$—		$62		$—		$—		$—
Interest cost	113	119		128		6		7		9
Expected return on plan assets	(187)	(173)		(188)		(6)		(7)		(7)
Amortization of prior service credit	—	—		(16)		—		—		—
Recognized net actuarial loss	26	25		39		—		—		1
Curtailment gain	—	—		(88)		—		—		—
Settlement loss	—	2		—		—		—		—
Net periodic (benefit)/cost	($48)	($27)		($63)		$—		$—		$3
Weighted average assumptions used to determine net (benefit)/cost:
Discount rate	4.08%	4.63%	[1]	5.59%	[2]	3.45%		4.10%		5.10%
Expected return on plan assets	7.00	7.00		7.72	[3]	3.25	[4]	4.06	[4]	4.39	[4]
Rate of compensation increase [5]	N/A	N/A		4.00		N/A		N/A		N/A
1 Interim remeasurement was required on September 15, 2012, for the SunTrust SERP to reflect settlement accounting.
2 Interim remeasurement was required on November 14, 2011 due to plan amendments adopted at that time. The discount rate as of the remeasurement date was selected based on economic conditions on that date.
3As part of the interim remeasurement on November 14, 2011, the expected return on plan assets was reduced from 7.75% to 7.25% for the SunTrust Pension Plan and the NCF Retirement Plan.
4 The weighted average shown for the Other Postretirement Benefit plan is determined on an after-tax basis.
5 "N/A" - Not applicable

Notes to Consolidated Financial Statements, continued

Other changes in plan assets and benefit obligations recognized in OCI during 2013 were as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Current year actuarial gain	($312)	($6)
Recognition of actuarial loss	(26)	—
Amortization of prior service credit	—	(76)
Total recognized in OCI, pre-tax	($338)	($82)
Total recognized in net periodic (benefit)/cost and OCI, pre-tax	($386)	($82)

For the Pension Plans, the estimated actuarial loss that will be amortized from AOCI into net periodic (benefit)/cost in 2014 is $16 million. For the Other Postretirement Plans, the estimated prior service credit to be amortized from AOCI into net periodic (benefit)/cost in 2014 is $6 million.

Additionally, the Company sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic (benefit)/cost. A 25 basis point increase/decrease in the expected long-term return on plan assets would decrease/increase the net periodic (benefit)/cost by $7 million for all Pension and Other Postretirement Plans. A 25 basis point increase/decrease in the discount rate would change the net periodic (benefit)/cost by less than $1 million for all Pension and Other Postretirement Plans.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Other Postretirement Benefit plans. At December 31, 2013, the Company assumed that pre-65 retiree health care costs will increase at an initial rate of 7.75% per year. The Company assumed a healthcare cost trend that recognizes expected inflation, technology advancements, rising cost of prescription drugs, regulatory requirements, and Medicare cost shifting. The Company expects this annual cost increase to decrease over a 7-year period to 5.00% per year.
Due to changing medical inflation, it is important to understand the effect of a one percentage point change in assumed healthcare cost trend rates. The effects of a 1% increase or 1% decrease on Other Postretirement Benefit obligation and total service and interest cost are less than $1 million, respectively.

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR approach that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets and derivatives and trading liabilities and derivatives. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. In 2013, the Company became subject to OTC derivative clearing requirements as a registered swap dealer. As a result, certain derivatives are now required to be cleared through central clearing members in which the Company is required to post initial margin and, in addition, to further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty and there

Notes to Consolidated Financial Statements, continued

exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At December 31, 2013, these net derivative asset positions were $1.0 billion, representing the $1.5 billion of derivative net gains adjusted for cash and other collateral of $0.5 billion that the Company held in relation to these gain positions. At December 31, 2012, net derivative asset positions were $1.8 billion, representing $2.6 billion of derivative net gains, adjusted for cash and other collateral of $0.8 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $16 million and $29 million at December 31, 2013 and 2012, respectively.
Currently the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $941 million in fair value at December 31, 2013 and $1.3 billion at December 31, 2012, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At December 31, 2013, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $3 million in fair value liabilities at December 31, 2013. For illustrative purposes, if the Bank were downgraded to BB+, ATEs would be triggered in derivative liability contracts that had a total fair value of $9 million at December 31, 2013; ATEs do not exist at lower ratings levels. At December 31, 2013, $938 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $864 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at December 31, 2013, of $10 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at December 31, 2013 and 2012. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at December 31, 2013 and 2012. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements, continued

	December 31, 2013
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$17,250	$471	$—	$—
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	2,000	52	900	24
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	7
MSRs	1,425	27	6,898	79
LHFS, IRLCs [4]	4,561	30	1,317	5
Trading activity [5]	70,615	2,917	65,299	2,742
Foreign exchange rate contracts covering trading activity	2,449	61	2,624	57
Credit contracts covering:
Loans	—	—	427	5
Trading activity [6]	1,568	37	1,579	34
Equity contracts - Trading activity [5]	19,595	2,504	24,712	2,702
Other contracts:
IRLCs and other [7]	1,114	12	755	4
Commodities	241	14	228	14
Total	101,568	5,602	103,899	5,649
Total derivatives	$120,818	$6,125	$104,799	$5,673
Total gross derivatives, before netting		$6,125		$5,673
Less: Legally enforceable master netting agreements		(4,284)		(4,284)
Less: Cash collateral received/paid		(457)		(864)
Total derivatives, after netting		$1,384		$525
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $885 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $15.2 billion and $0.2 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
6 Asset and liability amounts include $4 million and $5 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 17, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements, continued

	December 31, 2012
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$17,350	$771	$—	$—
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	1,000	61	—	—
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	10
MSRs	6,185	150	12,643	33
LHFS, IRLCs, LHFI-FV [4]	2,333	6	7,076	15
Trading activity [5]	81,930	6,044	86,037	5,777
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	—	—	34	—
Trading activity	2,451	66	2,326	63
Credit contracts covering:
Loans	—	—	445	8
Trading activity [6]	1,958	55	2,081	49
Equity contracts - Trading activity [5]	15,748	1,342	22,184	1,529
Other contracts:
IRLCs and other [7]	6,783	132	142	1
Commodities	255	29	255	29
Total	117,643	7,824	133,283	7,514
Total derivatives	$135,993	$8,656	$133,283	$7,514
Total gross derivatives, before netting		$8,656		$7,514
Less: Legally enforceable master netting agreements		(5,843)		(5,843)
Less: Cash collateral received/paid		(730)		(1,259)
Total derivatives, after netting		$2,083		$412
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
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 17, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $134 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011, are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2013
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	($2)	Interest on long-term debt	$—
Interest rate contracts hedging floating rate loans[1]	18	Interest and fees on loans	327
Total	$16		$327
1 During the year ended December 31, 2013, the Company also reclassified $90 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Year Ended December 31, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	($36)	$33	($3)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Year Ended December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	$2
MSRs	Mortgage servicing related income	(284)
LHFS, IRLCs	Mortgage production related income/(loss)	289
Trading activity	Trading income	59
Foreign exchange rate contracts covering:
Commercial loans	Trading income	1
Trading activity	Trading income	23
Credit contracts covering:
Loans	Other noninterest income	(4)
Trading activity	Trading income	21
Equity contracts - trading activity	Trading income	(15)
Other contracts - IRLCs	Mortgage production related income/(loss)	98
Total		$190

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders' Equity for the year ended December 31, 2012, are presented below:

	Year Ended December 31, 2012
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss)reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS [1]	($171)	Net securities gains	($365)
Interest rate contracts hedging Floating rate loans [2]	252	Interest and fees on loans	337
Total	$81		($28)
1 During the year ended December 31, 2012, the Company also recognized $60 million of pre-tax gains directly into net securities gains related to mark-to-market changes of the Coke hedging contracts when the cash flow hedging relationship failed to qualify for hedge accounting.
2 During the year ended December 31, 2012, the Company also reclassified $171 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2012
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships[1]:
Interest rate contracts hedging Fixed rate debt	$5	($5)	$—
Interest rate contracts hedging Securities AFS	1	(1)	—
Total	$6	($6)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Year Ended December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($2)
MSRs	Mortgage servicing related income	284
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(331)
Trading activity	Trading income	86
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	129
Trading activity	Trading income	14
Credit contracts covering:
Loans [1]	Other noninterest income	(8)
Trading activity	Trading income	24
Equity contracts - trading activity	Trading income	8
Other contracts - IRLCs	Mortgage production related income/(loss)	930
Total		$1,134
1 For the six months ended June 30, 2012, losses of $3 million were recorded in trading income.

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders' Equity for the year ended December 31, 2011, are presented below:

	Year Ended December 31, 2011
(Dollars in millions)	Amount of pre-tax gain/(loss) recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Equity contracts hedging Securities AFS	($46)	Net securities gains	$—
Interest rate contracts hedging Floating rate loans [1]	730	Interest and fees on loans	423
Total	$684		$423
1 During the year ended December 31, 2011, the Company also reclassified $202 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2011
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	$51	($52)	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Year Ended December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($5)
MSRs	Mortgage servicing related income	572
LHFS, IRLCs, LHFI-FV	Mortgage production related income/(loss)	(281)
Trading activity	Trading income	113
Foreign exchange rate contracts covering:
Commercial loans and foreign-denominated debt	Trading income	(4)
Trading activity	Trading income	18
Credit contracts covering:
Loans	Trading income	(1)
Trading activity	Trading income	15
Equity contracts - trading activity	Trading income	(3)
Other contracts - IRLCs	Mortgage production related income/(loss)	355
Total		$779

Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to enforceable master netting agreements or similar agreements are discussed in Note 3, "Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell." The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

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

Notes to Consolidated Financial Statements, continued

The following tables present the Company's gross derivative financial assets and liabilities at December 31, 2013 and December 31, 2012, and the related impact of enforceable master netting arrangements, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
December 31, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,285	$4,239	$1,046		$51	$995
Derivatives not subject to master netting arrangement or similar arrangement	12	—	12		—	12
Exchange traded derivatives	828	502	326		—	326
Total derivative financial assets	$6,125	$4,741	$1,384	[1]	$51	$1,333
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,982	$4,646	$336		$13	$323
Derivatives not subject to master netting arrangement or similar arrangement	189	—	189		—	189
Exchange traded derivatives	502	502	—		—	—
Total derivative financial liabilities	$5,673	$5,148	$525	[2]	$13	$512

December 31, 2012
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$8,041	$6,273	$1,768		$94	$1,674
Derivatives not subject to master netting arrangement or similar arrangement	132	—	132		—	132
Exchange traded derivatives	483	300	183		—	183
Total derivative financial assets	$8,656	$6,573	$2,083	[1]	$94	$1,989
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$7,051	$6,802	$249		$37	$212
Derivatives not subject to master netting arrangement or similar arrangement	163	—	163		—	163
Exchange traded derivatives	300	300	—		—	—
Total derivative financial liabilities	$7,514	$7,102	$412	[2]	$37	$375
1 At December 31, 2013, $1.4 billion, net of $457 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2012, $2.1 billion, net of $730 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
2 At December 31, 2013, $525 million, net of $864 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2012, $412 million, net of $1.3 billion offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At December 31, 2013 and 2012, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at December 31, 2013 the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2013 and 2012, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company

Notes to Consolidated Financial Statements, continued

collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2013 and 2012, the written CDS had remaining terms of four years and ranging from less than one year to three years, respectively. The maximum guarantees outstanding at December 31, 2013 and 2012, as measured by the gross notional amounts of written CDS, were $60 million and $52 million, respectively. At December 31, 2013 and 2012, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $70 million and $175 million, respectively. The fair values of written CDS were $3 million and $1 million at December 31, 2013 and 2012, respectively, and the fair values of purchased CDS were $3 million and less than $1 million at December 31, 2013 and 2012, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At December 31, 2013 and 2012, there were $1.5 billion and $1.9 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at December 31, 2013, were $35 million and $31 million, respectively, and related collateral held at December 31, 2013, was $228 million. The fair values of the TRS derivative assets and liabilities at December 31, 2012, were $51 million and $46 million, respectively, and related collateral held at December 31, 2012, was $282 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At December 31, 2013 and 2012, the remaining terms on these risk participations generally ranged from less than one year to twelve years and ten years, respectively, with a weighted average on the maximum estimated exposure of 6.9 years and 4.4 years, respectively. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $33 million and $20 million at December 31, 2013 and 2012, respectively. The fair values of the written risk participations were less than $1 million at December 31, 2013 and 2012. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At December 31, 2013 and 2012, the range of hedge maturities for hedges of floating rate loans was between less than one year and five years, with the weighted average being 2.0 years and 2.4 years, respectively. Ineffectiveness on these hedges was less than $1 million during the years ended December 31, 2013, 2012, and 2011. At December 31, 2013, $371 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.
The Company also designated interest rate swaps to hedge exposure to changes in probable interest payments attributable to changes in the benchmark interest rate associated with a forecasted issuance of fixed rate debt.
During 2008, the Company executed the Agreements on 60 million common shares of Coke. The Agreements were zero-cost equity collars at inception, which caused the Agreements to be derivatives in their entirety. The Company designated the Agreements as cash flow hedges of the Company's probable forecasted sales of its Coke common shares, and the risk management objective was to hedge the cash flows on the forecasted sales of the Coke common shares at market values equal to or above the call strike price and equal to or below the put strike price. The Company assessed hedge effectiveness on a quarterly basis and measured hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recognized in AOCI and any ineffective portions recognized in trading income. None of the components of the Agreements' fair values were

Notes to Consolidated Financial Statements, continued

excluded from the Company's assessments of hedge effectiveness. Ineffectiveness gains on the Agreements of $1 million and $2 million were recognized in trading income during the years ended December 31, 2012 and 2011, respectively, and related to changes in market dividends.
During 2012, the Company and the Coke Counterparty accelerated the termination of the Agreements, and the Company sold in the market or to the Coke Counterparty 59 million of its 60 million shares of Coke and contributed the remaining 1 million shares to the SunTrust Foundation for a net gain of $1.9 billion, which is net of a $305 million loss related to the derivative contract termination of the Agreements. Upon approval by the Board to terminate the Agreements and sell and donate the Coke shares, the Agreements no longer qualified as cash flow hedges. Thus, subsequent changes in value of the Agreements until termination totaled $60 million and were recognized in net securities gains in the Consolidated Statements of Income. Amounts recognized in AOCI in the Consolidated Statements of Shareholders' Equity during the period the Agreements qualified as cash flow hedges totaled $365 million in losses. These amounts remained in AOCI until the sale of the Coke shares, at which time the amounts were reclassified to net securities gains in the Consolidated Statements of Income.

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

•
The Company enters into CDS to hedge credit risk associated with certain loans held within its Wholesale Banking segment. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in other noninterest income in the Consolidated Statements of Income.

•
Trading activity, as illustrated in the tables within this footnote, primarily includes interest rate swaps, equity derivatives, CDS, futures, options, foreign currency contracts, and commodities. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an

Notes to Consolidated Financial Statements, continued

end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

NOTE 17 – GUARANTEES

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company had issued at December 31, 2013. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 16, “Derivative Financial Instruments.”

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
At December 31, 2013 and 2012, the maximum potential amount of the Company’s obligation was $3.3 billion and $4.0 billion, respectively, for issued financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 7, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at December 31, 2013 and 2012.

Loan Sales
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

Notes to Consolidated Financial Statements, continued

Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to December 31, 2013, which totaled $295.6 billion at the time of sale, consisting of $230.9 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $34.4 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at December 31, 2013, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
GSE[1]	$1.9	$2.0	$3.9	$3.7	$11.0	$7.3	$8.2	$17.7	$21.3	$77.0
Ginnie Mae[1]	0.4	0.3	0.3	1.2	3.1	2.5	2.1	3.9	3.5	17.3
Non-agency	3.2	4.7	3.1	—	—	—	—	—	—	11.0
Total	$5.5	$7.0	$7.3	$4.9	$14.1	$9.8	$10.3	$21.6	$24.8	$105.3
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. We indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines. See Note 19, "Contingencies," for additional information on current legal matters related to representations and warranties made in connection with loan sales (Residential Funding Company, LLC matter) and the HUD Investigation regarding origination practices for FHA loans.
Although the timing and volume has varied, repurchase and make whole requests have increased over the past several years. Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $1.5 billion during the year ended December 31, 2013, and $1.7 billion during the years ended December 31, 2012 and 2011, respectively, and requests received since 2005 on a cumulative basis for all vintages totaled $8.5 billion. The majority of these requests were from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $18 million, $22 million, and $50 million during the years ended December 31, 2013, 2012, and 2011, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At December 31, 2013, the original UPB of loans related to unresolved requests previously received from investors was $126 million, comprised of $122 million from the GSEs and $4 million from non-agency investors. Comparable amounts at December 31, 2012, were $655 million, comprised of $639 million from the GSEs and $16 million from non-agency investors.
During the third quarter of 2013, the Company reached agreements with Freddie Mac and Fannie Mae under which they released the Company from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. While the majority of both repurchase settlements was covered by the Company's existing mortgage repurchase liability, the Company increased the reserve during 2013 by $63 million related to the settlement agreements with the GSEs. Also during 2013, the Company made payments to the GSEs in accordance with the terms of the agreements, resulting in a reserve balance of $78 million at December 31, 2013.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications. At December 31, 2013 and 2012, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $78 million and $632 million, respectively. However, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of the Company's repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities

Notes to Consolidated Financial Statements, continued

in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income/(loss) in the Consolidated Statements of Income. See Part I., "Item 1A. Risk Factors," in this Form 10-K for further information regarding potential additional liability.

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Balance at beginning of period	$632	$320	$265
Repurchase provision	114	713	502
Charge-offs	(668)	(401)	(447)
Balance at end of period	$78	$632	$320

During the years ended December 31, 2013 and 2012, the Company repurchased or otherwise settled mortgages with original loan balances of $1.1 billion and $769 million, respectively, related to investor demands. At December 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $339 million, comprised of $325 million LHFI and $14 million LHFS, respectively, of which $54 million LHFI and $14 million LHFS, were nonperforming. At December 31, 2012, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $240 million, comprised of $209 million LHFI and $31 million LHFS, respectively, of which $70 million LHFI and $31 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $21 million and $12 million at December 31, 2013 and 2012.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as a liability representing the fair value of the contingent payments was $26 million and $30 million at December 31, 2013 and 2012, respectively. If required, these contingent payments will be payable within the next three years.
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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $4.1 billion of which has been paid out in Litigation settlements and another $4.4 billion which was paid into a settlement fund during 2012. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in

Notes to Consolidated Financial Statements, continued

connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at December 31, 2013 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account since 2009. Decreases in the conversion factor triggered payments by the Company to the Visa Counterparty of $0, $26 million and $8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During 2013, various members of the putative class elected to opt out of the settlement. This will result in a proportional decrease in the amount of the settlement. While the estimated fair value of the derivative liability was immaterial at December 31, 2013 and 2012, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At December 31, 2013, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At December 31, 2013, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $37 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At December 31, 2013 and 2012, $1 million and $3 million, respectively, was accrued, representing the remainder of tax credits to be delivered, and were recorded in other liabilities in the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements, continued

STIS and STRH, broker-dealer affiliates of the Company, use a common third-party clearing broker to clear and execute their customers' securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer's failure to fulfill its contractual obligations. As the clearing broker's rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers' account. For the years ended December 31, 2013, 2012, and 2011, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2015 for both STIS and STRH.

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

The Company classifies instruments as level 2 in the fair value hierarchy if it is able to determine that external pricing sources are using similar instruments trading in the markets as the basis for estimating fair value. One way the Company determines this is by the number of pricing services that will provide a quote on the instrument along with the range of values provided by those pricing services. A wide range of quoted values may indicate that significant adjustments to the trades in the market are being made by the pricing services. The Company maintains a cross-functional approach if the fair value estimates for level 3 securities AFS and trading assets and liabilities are internally developed, since the selection of unobservable inputs is subjective. This cross-functional approach includes input on assumptions not only from the related business unit, but also from risk management and finance. A consensus of the estimate of the instrument's fair value is reached after evaluating all available information pertaining to fair value. Inputs, assumptions, and overall conclusions on internally priced level 3 valuations are formally documented on a quarterly basis. This cross-functional approach is limited primarily to the remaining ARS instruments that are valued internally.

Notes to Consolidated Financial Statements, continued

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

Notes to Consolidated Financial Statements, continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$219	$—	$—	$—	$219
Federal agency securities	—	426	—	—	426
U.S. states and political subdivisions	—	65	—	—	65
MBS - agency	—	323	—	—	323
CDO/CLO securities	—	3	54	—	57
ABS	—	—	6	—	6
Corporate and other debt securities	—	534	—	—	534
CP	—	29	—	—	29
Equity securities	109	—	—	—	109
Derivative contracts [2]	828	5,285	12	(4,741)	1,384
Trading loans	—	1,888	—	—	1,888
Total trading assets and derivatives	1,156	8,553	72	(4,741)	5,040
Securities AFS:
U.S. Treasury securities	1,293	—	—	—	1,293
Federal agency securities	—	984	—	—	984
U.S. states and political subdivisions	—	203	34	—	237
MBS - agency	—	18,911	—	—	18,911
MBS - private	—	—	154	—	154
ABS	—	58	21	—	79
Corporate and other debt securities	—	37	5	—	42
Other equity securities [3]	103	—	739	—	842
Total securities AFS	1,396	20,193	953	—	22,542
LHFS:
Residential loans	—	1,114	3	—	1,117
Corporate and other loans	—	261	—	—	261
Total LHFS	—	1,375	3	—	1,378
LHFI	—	—	302	—	302
MSRs	—	—	1,300	—	1,300
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	472	—	—	—	472
Corporate and other debt securities	—	179	—	—	179
Equity securities	5	—	—	—	5
Derivative contracts [2]	502	5,167	4	(5,148)	525
Total trading liabilities and derivatives	979	5,346	4	(5,148)	1,181
Brokered time deposits	—	764	—	—	764
Long-term debt	—	1,556	—	—	1,556
Other liabilities [4]	—	—	29	—	29
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage Banking segment to hedge its interest rate risk. See Note 16, "Derivative Financial Instruments," for further disaggregation of derivative assets and liabilities.
3 Includes $336 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.
4 Includes contingent consideration obligations related to acquisitions, as well as the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements, continued

	December 31, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$111	$—	$—	$—	$111
Federal agency securities	—	462	—	—	462
U.S. states and political subdivisions	—	34	—	—	34
MBS - agency	—	432	—	—	432
CDO/CLO securities	—	3	52	—	55
ABS	—	31	5	—	36
Corporate and other debt securities	—	566	1	—	567
CP	—	28	—	—	28
Equity securities	100	—	—	—	100
Derivative contracts [2,3]	485	8,039	132	(6,573)	2,083
Trading loans	—	2,319	—	—	2,319
Total trading assets and derivatives	696	11,914	190	(6,573)	6,227
Securities AFS:
U.S. Treasury securities	222	—	—	—	222
Federal agency securities	—	2,069	—	—	2,069
U.S. states and political subdivisions	—	274	46	—	320
MBS - agency	—	18,169	—	—	18,169
MBS - private	—	—	209	—	209
ABS	—	195	21	—	216
Corporate and other debt securities	—	41	5	—	46
Other equity securities [4]	69	—	633	—	702
Total securities AFS	291	20,748	914	—	21,953
LHFS:
Residential loans	—	2,916	8	—	2,924
Corporate and other loans	—	319	—	—	319
Total LHFS	—	3,235	8	—	3,243
LHFI	—	—	379	—	379
MSRs	—	—	899	—	899
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	582	—	—	—	582
Corporate and other debt securities	—	173	—	—	173
Equity securities	9	—	—	—	9
Derivative contracts [2,3]	300	7,214	—	(7,102)	412
Total trading liabilities and derivatives	891	7,387	—	(7,102)	1,176
Brokered time deposits	—	832	—	—	832
Long-term debt	—	1,622	—	—	1,622
Other liabilities [5]	—	—	31	—	31
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 These amounts include IRLCs and derivative financial instruments entered into by the Mortgage Banking segment to hedge its interest rate risk. See Note 16, "Derivative Financial Instruments," for further disaggregation of derivative assets and liabilities.
3 Certain derivative assets of $178 million and derivative liabilities of $15 million have been reclassified to trading assets and derivatives and trading liabilities and derivatives, respectively, at December 31, 2012, for comparability to the same classification of these assets and liabilities at December 31, 2013. Previously, these derivative assets and liabilities were recorded in other assets and other liabilities, respectively.
4 Includes $229 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $69 million in mutual fund investments, and $2 million of other.
5 Includes contingent consideration obligations related to acquisitions, as well as the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

Notes to Consolidated Financial Statements, continued

The following tables present the difference between the aggregate fair value and the UPB of trading loans, LHFS, LHFI, brokered time deposits, and long-term debt instruments for which the FVO has been elected. For LHFS and LHFI for which the FVO has been elected, the tables also include the difference between aggregate fair value and the UPB of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in millions)	Aggregate Fair Value at December 31, 2013	Aggregate Unpaid Principal Balance under FVO at December 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,888	$1,858	$30
LHFS	1,375	1,359	16
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	15	(13)
LHFI	294	317	(23)
Nonaccrual loans	8	12	(4)
Liabilities:
Brokered time deposits	764	761	3
Long-term debt	1,556	1,432	124
(Dollars in millions)	Aggregate Fair Value at December 31, 2012	Aggregate Unpaid Principal Balance under FVO at December 31, 2012	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,319	$2,285	$34
LHFS	3,237	3,109	128
Past due loans of 90 days or more	3	5	(2)
Nonaccrual loans	3	12	(9)
LHFI	360	371	(11)
Past due loans of 90 days or more	1	3	(2)
Nonaccrual loans	18	28	(10)
Liabilities:
Brokered time deposits	832	825	7
Long-term debt	1,622	1,462	160

Notes to Consolidated Financial Statements, continued

The following tables present the change in fair value during the years ended December 31, 2013, 2012, and 2011, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income/(loss), or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2013, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$13	$—	$—	$13
LHFS	1	(135)	—	(134)
LHFI	—	(10)	—	(10)
MSRs	—	4	50	54
Liabilities:
Brokered time deposits	8	—	—	8
Long-term debt	36	—	—	36
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2013, income related to MSRs includes MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2013 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Year Ended December 31, 2012, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$8	$—	$—	$8
LHFS	10	161	—	171
LHFI	1	20	—	21
MSRs	—	31	(353)	(322)
Liabilities:
Brokered time deposits	5	—	—	5
Long-term debt	(65)	—	—	(65)
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2012, income related to MSRs includes MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2012 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

	Fair Value Gain/(Loss) for the Year Ended December 31, 2011, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$21	$—	$—	$21
LHFS	(10)	179	—	169
LHFI	3	11	—	14
MSRs	—	7	(733)	(726)
Liabilities:
Brokered time deposits	32	—	—	32
Long-term debt	(12)	—	—	(12)
1 Income related to LHFS does not include income from IRLCs. For the year ended December 31, 2011, income related to MSRs includes MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the year ended December 31, 2011 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets and liabilities classified as level 2 or 3 that are measured at fair value on a recurring basis, based on the class of asset or liability as determined by the nature and risks of the instrument.
Trading Assets and Derivatives and Securities Available for Sale
Unless otherwise indicated, trading assets are priced by the trading desk and securities AFS are valued by an independent third party pricing service.

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
Level 3 AFS municipal securities includes ARS purchased since the auction rate market began failing in February 2008 and have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. These securities were valued based on comparisons to similar ARS for which auctions are currently successful and/or to longer term, non-ARS issued by similar municipalities. The Company also evaluated the relative strength of the municipality and made appropriate downward adjustments in price based on the credit rating of the municipality as well as the relative financial strength of the insurer on those bonds. Although auctions for several municipal ARS have been operating successfully, ARS owned by the Company at December 31, 2013, continued to be classified as level 3 as they are those ARS for which the auctions continued to fail; accordingly, due to the uncertainty around the success rates for auctions and the absence of any successful auctions for these identical securities, the Company continued to price the ARS below par. Subsequent to December 31, 2013, the Company sold these remaining ARS securities.
Level 3 AFS municipal securities also include bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. To estimate

Notes to Consolidated Financial Statements, continued

pricing on these securities, the Company utilized a third party municipal bond yield curve for the lowest investment grade bonds and priced each bond based on the yield associated with that maturity.
MBS – agency
Agency MBS includes pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae. Each security contains a guarantee by the issuing GSE or agency. For agency MBS, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service; accordingly, the Company has classified these instruments as level 2.
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages; including both prime jumbo fixed rate collateral and floating rate collateral. At the time of purchase or origination, these securities had high investment grade ratings; however, through the credit crisis, they have experienced a deterioration in credit quality leading to downgrades to non-investment grade levels. Generally, the Company obtains pricing for its securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. Even though third party pricing has been available, the Company continued to classify private MBS as level 3, as the Company believes that this third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

Securities that are classified as AFS and are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process. See Note 5, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS.

CDO/CLO securities
The Company’s investments in level 3 trading CDOs consisted of senior ARS interests in Company-sponsored securitizations of trust preferred collateral. The auctions related to these securities continue to fail and the Company continues to make significant adjustments to valuation assumptions based on information available from observable secondary market trading of similar term securities; therefore, the Company continues to classify these as level 3 investments. The Company values these interests utilizing a pricing matrix based on a range of overcollateralization levels that is periodically updated based on discussions with the dealer community along with limited trade data. Under this modified approach, at December 31, 2013 all CDO ARS were valued using a simplified discounted cash flow approach that prices the securities to their expected maturity. The primary inputs and assumptions considered by the Company in valuing these retained interests were overcollateralization levels (impacted by credit losses) and the discount margin over LIBOR. See the level 3 assumptions table in this note, as well as Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," for discussion of the sensitivity of these interests to changes in the assumptions. Subsequent to December 31, 2013, the Company sold all of its level 3 investments in trading CDOs.
Asset-Backed Securities
Level 2 ABS classified as securities AFS are primarily interests collateralized by third party securitizations of 2009 through 2011 vintage auto loans. These ABS are either publicly traded or are 144A privately placed bonds. The Company utilizes an independent pricing service to obtain fair values for publicly traded securities and similar securities for estimating the fair value of the privately placed bonds. No significant unobservable assumptions were used in pricing the auto loan ABS; therefore, the Company classified these bonds as level 2. Level 3 ABS classified as securities AFS are valued based on third party pricing with significant unobservable assumptions. Additionally, any trading ARS are classified as level 2 due to observable market trades and bids for similar senior securities. These ARS consisted of student loan ABS that were generally collateralized by FFELP student loans, the majority of which benefited from a maximum guarantee amount of 97%. During 2013, the Company sold the remaining senior student loan ARS. For valuations of subordinate securities in the same structure, the Company adjusts valuations on the senior securities based on the likelihood that the issuer will refinance in the near term, a security’s level of subordination in the structure, and/or the perceived risk of the issuer as determined by credit ratings or total leverage of the trust. These adjustments may be significant; therefore, the subordinate student loan ARS held as trading assets continue to be classified as level 3.
Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 primarily include bonds that are redeemable

Notes to Consolidated Financial Statements, continued

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

Derivative contracts
The Company holds derivative instruments used for both trading purposes and risk management purposes.

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
Level 2 derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. See Note 16, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.
The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the years ended December 31, 2013 and 2012, the Company transferred $222 million and $882 million, respectively, of IRLCs out of level 3 as the associated loans were closed.

Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 10, "Certain Transfers of

Notes to Consolidated Financial Statements, continued

Financial Assets and Variable Interest Entities," and Note 16, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At December 31, 2013 and 2012, the Company had outstanding $1.5 billion and $1.9 billion, respectively, of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. For the years ended December 31, 2013, 2012, and 2011, the Company recognized gains of $5 million and $3 million, and losses of $3 million, respectively, in fair value attributable to instrument-specific credit risk in the Consolidated Statements of Income. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At December 31, 2013 and 2012, $313 million and $357 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. As disclosed in the tabular level 3 rollforwards, transfers of certain mortgage LHFS into level 3 during the years ended December 31, 2013 and 2012 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the years ended December 31, 2013, 2012, and 2011, the Company recognized losses of $2 million, gains of $12 million, and losses of $15 million, respectively, due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the years ended December 31, 2013, 2012,

Notes to Consolidated Financial Statements, continued

and 2011, the Company recognized gains of $1 million and $10 million, and losses of $4 million, respectively, due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
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

Liabilities
Trading liabilities and derivatives
Trading liabilities are primarily comprised of derivative contracts, but also include various contracts involving U.S. Treasury securities, equity securities, and corporate and other debt securities that the Company uses in certain of its trading businesses. The Company employs the same valuation methodologies for these derivative contracts and securities as are discussed within the corresponding sections herein under “Trading Assets and Derivatives and Securities Available for Sale.”
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the years ended December 31, 2013, 2012, and 2011, the Company recognized $3 million and $15 million of losses and $2 million of gains, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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

Notes to Consolidated Financial Statements, continued

value the debt was made to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were $40 million and $78 million of losses and $57 million of gains for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company also carries approximately $256 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle, and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company also elected to carry at fair value, as discussed herein under “Loans Held for Sale and Loans Held for Investment–Corporate and other LHFS.”
Other liabilities
The Company’s other liabilities that are carried at fair value on a recurring basis include contingent consideration obligations related to acquisitions, as well as the derivative that the Company obtained as a result of its sale of Visa Class B shares. Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out is considered a level 3 liability. During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 17, "Guarantees," for a discussion of the valuation assumptions.

Notes to Consolidated Financial Statements, continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2013	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	Matrix pricing/Discounted cash flow	Indicative pricing based on overcollateralization ratio	$50-$60 ($54)
			Discount margin	4-6% (5%)
ABS	6	Matrix pricing	Indicative pricing	$55 ($55)
Derivative contracts, net [2]	8	Internal model	Pull through rate	1-99% (74%)
			MSR value	42-222 bps (111 bps)
Securities AFS:
U.S. states and political subdivisions	34	Matrix pricing	Indicative pricing	$80-$111 ($95)
MBS - private	154	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	739	Cost	N/A
Residential LHFS	3	Monte Carlo/Discounted cash flow	Option adjusted spread	250-675 bps (277 bps)
			Conditional prepayment rate	2-10 CPR (7 CPR)
			Conditional default rate	0-4 CDR (0.5 CDR)
LHFI	292	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (307 bps)
			Conditional prepayment rate	1-30 CPR (13 CPR)
			Conditional default rate	0-7 CDR (2.5 CDR)
	10	Collateral based pricing	Appraised value	NM [3]
MSRs	1,300	Discounted cash flow	Conditional prepayment rate	4-25 CPR (8 CPR)
			Discount rate	9-28% (12%)
Liabilities
Other liabilities [4]	23	Internal model	Loan production volume	0-150% (92%)
	3	Internal model	Revenue run rate	NM [3]
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. Excludes $3 million of Other Liabilities. See Note 17, "Guarantees," for additional information.

Notes to Consolidated Financial Statements, continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2012	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	Matrix pricing	Indicative pricing based on overcollateralization ratio	$33-$45 ($40)
			Estimated collateral losses	34-45% (39%)
ABS	5	Matrix pricing	Indicative pricing	$45 ($45)
Derivative contracts, net [2]	132	Internal model	Pull through rate	9-98% (71%)
			MSR value	6-244 bps (104 bps)
Corporate and other debt securities	1	Third party pricing	N/A
Securities AFS:
U.S. states and political subdivisions	46	Matrix pricing	Indicative pricing	$72-$115 ($92)
MBS - private	209	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	633	Cost	N/A
Residential LHFS	8	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
LHFI	369	Monte Carlo/Discounted cash flow	Option adjusted spread	0-622 bps (251 bps)
			Conditional prepayment rate	5-30 CPR (15 CPR)
			Conditional default rate	0-20 CDR (3.5 CDR)
	10	Collateral based pricing	Appraised value	NM [3]
MSRs	899	Discounted cash flow	Conditional prepayment rate	6-31 CPR (16 CPR)
			Discount rate	9-28% (11%)
Liabilities
Other liabilities [4]	24	Internal model	Loan production volume	0-150% (92%)
	7	Internal model	Revenue run rate	NM [3]
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 17, "Guarantees," for additional information.

Notes to Consolidated Financial Statements, continued

The following tables present a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 9, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the years ended December 31, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2013	Included in earnings (held at December 31, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	$23		$—		$—	($20)	($1)	$—	$—	$—	$54	$15
ABS	5	1		—		—	—	—	—	—	—	6	1
Derivative contracts, net	132	98	[2]	—		—	—	—	(222)	—	—	8	—
Corporate and other debt securities	1	—		—		—	—	(1)	—	—	—	—	—
Total trading assets and derivatives	190	122	[3]	—		—	(20)	(2)	(222)	—	—	68	16	[3]
Securities AFS:
U.S. states and political subdivisions	46	—		2		—	(6)	(8)	—	—	—	34	—
MBS - private	209	—		(5)		—	—	(50)	—	—	—	154	—
ABS	21	(1)		4		—	—	(3)	—	—	—	21	(1)
Corporate and other debt securities	5	—		—		4	—	(4)	—	—	—	5	—
Other equity securities	633	—		—		200	—	(94)	—	—	—	739	—
Total securities AFS	914	(1)	[4]	1	[5]	204	(6)	(159)	—	—	—	953	(1)	[4]

Residential LHFS	8	1	[6]	—		—	(25)	(1)	(8)	32	(4)	3	—
LHFI	379	(5)	[6]	—		—	—	(55)	(17)	—	—	302	(11)	[6]
Liabilities
Other liabilities	31	4	[7]	—		—	—	(6)	—	—	—	29	4	[7]
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at December 31, 2013.
2 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income/(loss).
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are recognized in net securities gains.
5 Amount recognized in OCI is recognized in change in net unrealized gains on securities, net of tax.
6 Amounts are generally included in mortgage production related income/(loss); however, the mark on certain fair value loans is included in trading income.
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements, continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2012	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value December 31, 2012	Included in earnings (held at December 31, 2012) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$43	$11		$—		$—	$—	($2)	$—	$—	$—	$52	$9
ABS	5	—		—		—	—	—	—	—	—	5	—
Derivative contracts, net	84	930	[2]	—		—	—	—	(882)	—	—	132	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets and derivatives	133	941	[3]	—		—	—	(2)	(882)	—	—	190	9	[3]
Securities AFS:
U.S. states and political subdivisions	58	—		—		—	—	(12)	—	—	—	46	—
MBS - private	221	(7)		35		—	—	(40)	—	—	—	209	(7)
ABS	16	—		7		—	—	(2)	—	—	—	21	—
Corporate and other debt securities	5	—		—		2	—	(2)	—	—	—	5	—
Other equity securities	741	—		—		164	—	(272)	—	—	—	633	—
Total securities AFS	1,041	(7)	[4]	42	[5]	166	—	(328)	—	—	—	914	(7)	[4]
Residential LHFS	1	—		—		—	(11)	—	4	22	(8)	8	(1)	[6]
LHFI	433	7	[6]	—		—	—	(49)	(15)	4	(1)	379	11	[6]
Liabilities
Other liabilities	211	308	[2,4]	(194)	[7]	31	—	(325)	—	—	—	31	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at December 31, 2012.
2 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income/(loss).
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are generally recognized in net securities gains; however, any related hedge ineffectiveness is recognized in trading income.
5 Amounts recognized in OCI are recognized in change in net unrealized gains on securities, net of tax.
6 Amounts are generally included in mortgage production related income/(loss); however, the mark on certain fair value loans is included in trading income.
7 Amounts recognized in OCI are recognized in change in net unrealized gains on derivatives, net of tax, and are the effective portions of the cash flow hedges related to the Company’s probable forecasted sale of its shares of Coke common stock as discussed in Note 16, “Derivative Financial Instruments.”

Notes to Consolidated Financial Statements, continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012, respectively, as well as loans for which impairment has been recognized during the years ended December 31, 2013 and 2012. The changes in fair value when comparing balances at December 31, 2013 to those at December 31, 2012, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2013
LHFS	$278	$—	$278	$—	($3)
LHFI	75	—	—	75	—
OREO	49	—	1	48	(10)
Affordable Housing	7	—	—	7	(3)
Other Assets	171	—	158	13	(61)

(Dollars in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2012
LHFS	$65	$—	$65	$—	$—
LHFI	308	—	—	308	(79)
OREO	264	—	205	59	(48)
Affordable Housing	82	—	—	82	(96)
Other Assets	65	—	42	23	(13)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At December 31, 2013 and 2012, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During 2013, the Company transferred $25 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during 2013. The Company also sold an additional $63 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $12 million.
During 2012, the Company transferred $700 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $199 million charge-off to reflect the loans' estimated market value. Of these transferred loans, $486 million were sold at approximately their carrying value during the year, $6 million remained in LHFS, $7 million were returned to LHFI as they were no longer deemed marketable for sale, and $2 million were removed as a result of various loss mitigation events.
Loans Held for Investment
At December 31, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves have been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived

Notes to Consolidated Financial Statements, continued

from the estimated fair value of the underlying collateral, incorporating market data if available. At December 31, 2012, LHFI also consisted primarily of residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower and nonperforming CRE loans for which specific reserves have been recognized. A majority of these Chapter 7 bankruptcy loans were returned to accruing status during 2013 as a result of exhibiting at least six months of payment performance following discharge by the bankruptcy court. There were no gains or losses during 2013 and 2012 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Due to the lower dollar value per property and geographic dispersion of the portfolio, certain vacant lots and land properties (approximately 11% of level 3 OREO at December 31, 2013) are re-evaluated using a pooled approach, which applies geographic factors to adjust carrying values for estimated further declines in value. Land and lots have proven to be the most challenging asset class to accurately value due in part to the low balance per property composition of the asset class. The pooled discount methodology provides a means to reserve for losses across a broad band of assets rather than rely on potentially unreliable asset-specific valuations. The pooled discount methodology is applied to land and lot assets that have valuations older than six months. The Company's independent internal valuation group determines the discounts to be applied and the discount percentages are segregated by state and by asset class (residential or commercial). The range of discount percentages applied to residential properties was 10% to 60% with a weighted average of 29%. The range of discount percentages applied to commercial properties was 5% to 45% with a weighted average of 24%. The discount percentages reflect the general market decline/increase in a particular state for a particular asset class and are determined by examining various valuation sources, including but not limited to, recent appraisals or sales prices of similar assets within each state.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During 2012, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recorded an impairment charge of $96 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion. The majority of the properties held for sale were sold in 2013. During 2013, the Company recognized losses of $3 million on affordable housing properties not held for sale.
Other Assets
Other assets consist of private equity and other equity method investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Investments in private equity partnerships and other equity method investments are valued based on the expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with the expected risk. Based on the valuation methodology and the lack of observable inputs, these investments are considered level 3. During 2013, the Company recognized impairment charges on its equity investments of $11 million. The Company did not recognize impairment charges on its equity investments during 2012.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During 2013 and 2012, the Company recognized impairment charges of $19 million and $2 million on other repossessed assets, respectively.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, and recent sales data from industry equipment dealers as well as the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During 2013 and 2012, the Company recognized impairment charges of $31 million and $2 million, respectively, attributable to the fair value of various personal property under operating leases.

Notes to Consolidated Financial Statements, continued

Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. The fair value of the land is determined using broker opinions, and based on the lack of observable inputs, the land is considered level 3. No impairment charges were recognized on the land during 2013. During 2012, the Company recognized a $7 million impairment charge on the land.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$5,263	$5,263	$5,263	$—	$—	(a)
Trading assets and derivatives	5,040	5,040	1,156	3,812	72	(b)
Securities AFS	22,542	22,542	1,396	20,193	953	(b)
LHFS	1,699	1,700	—	1,666	34	(c)
LHFI, net	125,833	121,341	—	2,860	118,481	(d)
Financial liabilities:
Deposits	129,759	129,801	—	129,801	—	(e)
Short-term borrowings	8,739	8,739	—	8,739	—	(f)
Long-term debt	10,700	10,678	—	10,086	592	(f)
Trading liabilities and derivatives	1,181	1,181	979	198	4	(b)

	December 31, 2012		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—	(a)
Trading assets and derivatives	6,227	6,227	696	5,341	190	(b)
Securities AFS	21,953	21,953	291	20,748	914	(b)
LHFS	3,399	3,399	—	3,375	24	(c)
LHFI, net	119,296	115,690	—	4,041	111,649	(d)
Financial liabilities:
Deposits	132,316	132,613	—	132,613	—	(e)
Short-term borrowings	5,494	5,494	—	5,494	—	(f)
Long-term debt	9,357	9,413	—	8,829	584	(f)
Trading liabilities and derivatives	1,176	1,176	891	285	—	(b)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

(a)
Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)
Securities AFS, trading assets and derivatives, and trading liabilities and derivatives that are classified as level 1 are valued based on quoted market prices. For those instruments classified as level 2 or 3, refer to the respective valuation discussions within this footnote.

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

Notes to Consolidated Financial Statements, continued

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

The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 99% and 101% on the loan portfolio’s net carrying value at December 31, 2013 and 2012, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at December 31, 2013 and 2012. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow measurement that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values. For valuation of brokered time deposits that the Company carries at fair value as well as those that are carried at amortized cost, refer to the respective valuation section within this footnote.

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For long-term debt that the Company carries at fair value, refer to the respective valuation section within this footnote. For level 3 debt, the terms are unique in nature or there are otherwise no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In this situation, we look at current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At December 31, 2013 and 2012, the Company had $48.9 billion and $42.7 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $53 million and $49 million at December 31, 2013 and 2012, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

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

Notes to Consolidated Financial Statements, continued

For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $300 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available at December 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results, or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 17, “Guarantees.”

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. The appeal period in one such case expired in January 2014 and in the other two will expire once the plaintiffs' claims against a third party have been resolved.

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

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of

Notes to Consolidated Financial Statements, continued

whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion is pending.

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
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs have filed an appeal of this decision in the Circuit Court.
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

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust Banks, Inc., SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust Banks, Inc., SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning, the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to the Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities; (f) improve the training of STM officers and staff concerning applicable law, supervisory guidance and internal procedures concerning residential mortgage loan servicing, loss mitigation and foreclosure activities, including the single point of contact for foreclosure and loss mitigation; (g) retain an independent consultant to conduct a comprehensive assessment of STM's risks, including, but not limited to, operational, compliance, transaction, legal, and reputational risks

Notes to Consolidated Financial Statements, continued

particularly in the areas of residential mortgage loan servicing, loss mitigation and foreclosure; (h) enhance and strengthen the enterprise-wide risk management program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; and (i) enhance and strengthen the internal audit program with respect to residential loan servicing, loss mitigation and foreclosure activities. The comprehensive third party risk assessment was completed in August 2011, action plans designed to complete the above enhancements were accepted by the FRB, and the Company has implemented enhancements consistent with such plans. During the second quarter of 2013, an independent third party consultant approved by the FRB completed its review and submitted to the FRB a validation report with respect to compliance with the aspects of the Consent Order referenced above. The Company continues its implementation of the recommendations noted in this report.

Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the FRB to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an amendment to the Consent Order with the OCC and the FRB to amend the 2011 Consent Order. This agreement ended the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. As a result of the amendment, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. The Company has taken actions to satisfy its commitments under the amendment to the Consent Order, and the Company's financial results at December 31, 2013 reflect the expected costs of satisfying its financial obligations under the amendment to the Consent Order.

As a result of the FRB's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the FRB announced that it would impose a $160 million civil money penalty. The Company expects to satisfy this obligation by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, which is discussed below at "United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA).”

United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA)
In January 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the DOJ, and Attorneys General for several states regarding various potential claims primarily relating to the Company's mortgage servicing activities. Since that time, the parties continued discussions regarding potential resolution. In September 2013, the Company reached agreements in principle with the HUD and the DOJ to settle certain alleged civil claims regarding our mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement.
Separately, on April 25, 2012, the Company was informed of the commencement of an investigation by the HUD OIG relating to STM's origination practices for FHA loans. Since that time, STM has provided documents as part of the investigation. During the first quarter of 2013, the HUD OIG, together with the U.S. DOJ (collectively, the “Government”), advised STM of their preliminary investigation findings, including alleged violations of the False Claims Act. Throughout 2013, the Government and the Company engaged in discussions that accelerated in the third quarter and resulted in agreements in principle to resolve certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012. Pursuant to these two combined agreements in principle, the Company committed to provide $500 million of consumer relief, to make a $468 million cash payment, and to implement certain mortgage servicing standards.
The Company is continuing to negotiate definitive settlement terms for each of these matters and has certain substantive disagreements with some of the positions being taken by the Government. The Company may be unable to resolve its disagreements with the Government and may not reach a definitive settlement agreement as it relates to the FHA matter.  If the Company does not reach a definitive settlement agreement, then the Government may sue the Company alleging deficiencies in the Company's FHA loan origination practices.  The Company is not able to predict the effect that a failure to resolve the FHA matter will have on the agreement in principle to settle the alleged claims regarding its mortgage servicing and origination practices.

The Company's financial statements at December 31, 2013 reflected its estimated cost of the settlements, and the Company is not able to predict what its ultimate cost to resolve these matters will be if it is not able to reach definitive settlement agreements. Even if the Company were to reach a definitive settlement agreement with the Government to resolve the alleged mortgage servicing and origination claims as contemplated by the agreement in principle, the Company faces the risk of being unable to meet certain consumer relief commitments, resulting in increased costs to resolve this matter. Additionally, while the Company does not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on its future financial results, this expectation is based on anticipated requirements of the definitive agreements which the parties have not finalized.

Notes to Consolidated Financial Statements, continued

DOJ Investigation of GSE Loan Origination Practices
In January 2014, the DOJ notified STM of an investigation of the origination and underwriting of single family residential mortgage loans sold by STM to Fannie Mae and Freddie Mac. STM is cooperating with the investigation, which is in its preliminary stages. The DOJ and STM have not yet engaged in any dialogue about how this matter may proceed and no allegations have been raised against STM.

Mortgage Modification Investigation
STM has been cooperating with the United States Attorney's Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. More specifically, the Western District investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. The Western District and STM are engaged in dialogue about how this matter may proceed. While no determinations have been made, the Western District has indicated that they intend to pursue some form of action and may impose substantial penalties on STM. STM continues to cooperate with the investigation and believes that it has substantial defenses to the asserted allegations.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC. ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC., alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in three putative class actions similar to those that other financial institutions are facing which allege that the Company acted improperly in connection with the practice of force placing homeowners’ insurance in certain instances. Generally, the plaintiffs in these actions allege that STM has violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. STM filed a motion to dismiss in this case that remains pending. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Northern District of Georgia. STM has filed a motion to dismiss and a motion to transfer in this case. The Court granted the motion to transfer this case to the Southern District of Florida.

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

Notes to Consolidated Financial Statements, continued

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

NOTE 20 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is evaluated by management. During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, and all periods presented in the tables below reflect this transfer. The following is a description of the segments and their composition, which reflects the transfer of branch-managed business banking clients.

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

The Wholesale Banking segment includes the following five businesses:

•
CIB delivers comprehensive capital markets, corporate and investment banking solutions, including advisory, capital raising, and financial risk management, to clients in the Wholesale Banking segment and Private Wealth Management business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $100 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB are the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing), and Premium Assignment Corporation, which create corporate insurance premium financing solutions.

Notes to Consolidated Financial Statements, continued

•
Commercial & Business Banking offers an array of traditional banking products and investment banking services as needed by Commercial clients with annual revenues generally from $1 to $150 million as well as the dealer services (financing dealer floor plan inventories) and not-for-profit and government sectors.

•
Commercial Real Estate provides a full range of financial solutions for commercial real estate developers, owners and investors including construction, mini-perm, and permanent real estate financing as well as tailored financing and equity investment solutions via STRH primarily through the REIT group focused on Real Estate Investment Trusts. The Institutional Real Estate team targets relationships with institutional advisors, private funds, sovereign wealth funds, and insurance companies and the Regional team focuses on real estate owners and developers through a regional delivery structure. Commercial Real Estate also offers tailored financing and equity investment solutions for community development and affordable housing owners/developers projects through SunTrust Community Capital with special expertise in Low Income Housing Tax Credits and New Market Tax Credits.

•
RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity and fixed income capabilities. These boutiques include Ceredex Value Advisors, Certium Asset Management, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments. On December 11, 2013, the Company announced that it had reached a definitive agreement to sell RidgeWorth to an investor group led by a private equity fund managed by Lightyear Capital LLC. The sale is expected to close during the second quarter of 2014. It is subject to various customary closing conditions including consents of certain RidgeWorth investment advisory clients. RidgeWorth results are included in the Wholesale Banking Segment and will continue to be reported as part of Wholesale Banking until the sale closes.

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

Mortgage Banking offers residential mortgage products nationally through its retail and correspondent channels, as well as via the internet (www.suntrust.com) and by telephone (1-800-SUNTRUST). These products are either sold in the secondary market, primarily with servicing rights retained, or held in the Company’s loan portfolio. Mortgage Banking services loans for itself and for other investors and includes ValuTree Real Estate Services, LLC, a tax service subsidiary.

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Communications, Procurement, and Executive Management.
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

•
Provision for credit losses – Represents net charge-offs by segment. The difference between the segment's total net charge-offs and the consolidated provision for credit losses is reported in Reconciling Items.

•
Provision/(benefit) for income taxes – Calculated using a blended income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments, and credits that are unique to each segment. The difference between the calculated provision/(benefit) for income taxes at the segment level and the consolidated provision/(benefit) for income taxes is reported in Reconciling Items.

Notes to Consolidated Financial Statements, continued

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. Prior year results have been restated to reflect the 2013 transfer of branch-managed business banking clients from Wholesale Banking to Consumer Banking and Private Wealth Management.

	Year Ended December 31, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,487	$66,618	$32,708	$26,033	$1,651	$172,497
Average total liabilities	84,977	47,310	3,845	15,293	(95)	151,330
Average total equity	—	—	—	—	21,167	21,167

Statements of Income/(loss):
Net interest income	$2,601	$1,605	$539	$306	($198)	$4,853
FTE adjustment	1	124	—	3	(1)	127
Net interest income - FTE [1]	2,602	1,729	539	309	(199)	4,980
Provision for credit losses [2]	362	79	238	—	(126)	553
Net interest income after provision for credit losses	2,240	1,650	301	309	(73)	4,427
Total noninterest income	1,480	1,290	402	56	(14)	3,214
Total noninterest expense	2,797	1,638	1,503	(46)	(12)	5,880
Income/(loss) before provision/(benefit) for income taxes	923	1,302	(800)	411	(75)	1,761
Provision/(benefit) for income taxes [3]	340	395	(232)	(83)	(20)	400
Net income/(loss) including income attributable to noncontrolling interest	583	907	(568)	494	(55)	1,361
Net income attributable to noncontrolling interest	—	7	—	9	1	17
Net income/(loss)	$583	$900	($568)	$485	($56)	$1,344

Notes to Consolidated Financial Statements, continued

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,024	$63,782	$35,153	$27,830	$2,345	$176,134
Average total liabilities	84,677	46,935	4,484	19,706	(163)	155,639
Average total equity	—	—	—	—	20,495	20,495

Statements of Income/(loss):
Net interest income	$2,723	$1,538	$512	$389	($60)	$5,102
FTE adjustment	—	119	—	4	—	123
Net interest income - FTE [1]	2,723	1,657	512	393	(60)	5,225
Provision for credit losses [2]	645	266	770	—	(286)	1,395
Net interest income/(loss) after provision for credit losses	2,078	1,391	(258)	393	226	3,830
Total noninterest income	1,500	1,413	502	1,969	(11)	5,373
Total noninterest expense	3,088	1,810	1,369	68	(12)	6,323
Income/(loss) before provision/(benefit) for income taxes	490	994	(1,125)	2,294	227	2,880
Provision/(benefit) for income taxes [3]	180	280	(429)	767	98	896
Net income/(loss) including income attributable to noncontrolling interest	310	714	(696)	1,527	129	1,984
Net income attributable to noncontrolling interest	—	16	—	10	—	26
Net income/(loss)	$310	$698	($696)	$1,517	$129	$1,958

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,221	$61,323	$33,719	$30,876	$1,301	$172,440
Average total liabilities	85,335	47,181	3,838	15,598	(208)	151,744
Average total equity	—	—	—	—	20,696	20,696

Statements of Income/(loss):
Net interest income	$2,729	$1,385	$471	$498	($18)	$5,065
FTE adjustment	—	107	—	6	1	114
Net interest income - FTE [1]	2,729	1,492	471	504	(17)	5,179
Provision for credit losses [2]	789	559	693	—	(528)	1,513
Net interest income/(loss) after provision for credit losses	1,940	933	(222)	504	511	3,666
Total noninterest income	1,678	1,231	241	297	(26)	3,421
Total noninterest expense	3,066	1,874	1,190	133	(29)	6,234
Income/(loss) before provision/(benefit) for income taxes	552	290	(1,171)	668	514	853
Provision/(benefit) for income taxes [3]	202	17	(454)	227	201	193
Net income/(loss) including income attributable to noncontrolling interest	350	273	(717)	441	313	660
Net income attributable to noncontrolling interest	—	3	—	9	1	13
Net income/(loss)	$350	$270	($717)	$432	$312	$647
1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs for the segments.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements, continued

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount
AOCI, January 1, 2011	$2,531	($915)	$1,616
Unrealized gains/(losses) on AFS securities:
Unrealized net gains	653	(242)	411
Less: Reclassification adjustment for realized net gains	(117)	43	(74)
Unrealized gains/(losses) on cash flow hedges:
Unrealized net gains	684	(253)	431
Less: Reclassification adjustment for realized net gains	(625)	231	(394)
Change related to employee benefit plans	(382)	141	(241)
AOCI, December 31, 2011	2,744	(995)	1,749
Unrealized gains/(losses) on AFS securities:
Unrealized net gains	198	(72)	126
Less: Reclassification adjustment for realized net gains [1]	(2,279)	810	(1,469)
Unrealized gains/(losses) on cash flow hedges:
Unrealized net gains	81	(28)	53
Less: Reclassification adjustment for realized net gains	(143)	53	(90)
Change related to employee benefit plans	(95)	35	(60)
AOCI, December 31, 2012	$506	($197)	$309
Unrealized (losses)/gains on AFS securities:
Unrealized net losses	(944)	348	(596)
Less: Reclassification adjustment for realized net gains	(2)	1	(1)
Unrealized gains/(losses) on cash flow hedges:
Unrealized net gains	16	(6)	10
Less: Reclassification adjustment for realized net gains	(417)	154	(263)
Change related to employee benefit plans	399	(147)	252
AOCI, December 31, 2013	($442)	$153	($289)
1 Excludes $305 million of losses related to derivatives associated with the Coke Agreements termination that was recorded in securities gains on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements, continued

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Year Ended December 31			Affected line item in the Consolidated Statements of Income
Details about AOCI components	2013	2012	2011
Realized gains on AFS securities:
	($2)	($2,279)	($117)	Net securities gains
	1	810	43	Provision for income taxes
	($1)	($1,469)	($74)
Gains on cash flow hedges:
	($417)	($143)	($625)	Interest and fees on loans
	154	53	231	Provision for income taxes
	($263)	($90)	($394)
Change related to employee benefit plans:
Amortization of actuarial losses	$26	$27	($64)	Employee benefits
	373	(122)	(318)	Other assets/other liabilities [1]
	399	(95)	(382)
	(147)	35	141	Provision for income taxes
	$252	($60)	($241)
1 This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 15, "Employee Benefit Plans").

Notes to Consolidated Financial Statements, continued

NOTE 22 - SUNTRUST BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Statements of Income - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2013		2012	2011
Income
Dividends[1]	$1,200		$27	$29
Interest on loans	10		36	11
Trading income	16		18	53
Other income	7		23	132
Total income	1,233		104	225
Expense
Interest on short-term borrowings	12		13	9
Interest on long-term debt	96		177	226
Employee compensation and benefits[2]	24		111	(7)
Service fees to subsidiaries	3		3	11
Other expense	(113)	[3]	43	133
Total expense	22		347	372
Income/(loss) before income tax benefit and equity in undistributed income of subsidiaries	1,211		(243)	(147)
Income tax benefit	8		91	49
Income/(loss) before equity in undistributed income of subsidiaries	1,219		(152)	(98)
Equity in undistributed income of subsidiaries	125		2,110	745
Net income	1,344		1,958	647
Preferred dividends	(37)		(12)	(7)
Dividends and accretion of discount on preferred stock issued to the U.S. Treasury	—		—	(66)
Accelerated accretion associated with repurchase of preferred stock issued to the U.S. Treasury	—		—	(74)
Dividends and undistributed earnings allocated to unvested shares	(10)		(15)	(5)
Net income available to common shareholders	$1,297		$1,931	$495
1 Substantially all dividend income received from subsidiaries.
2 Includes incentive compensation allocations between the Parent Company and subsidiaries.
3 Includes the transfer to STM of certain mortgage legal-related expenses recorded at the Parent Company in prior years.

Notes to Consolidated Financial Statements, continued

Balance Sheets - Parent Company Only

	December 31
(Dollars in millions)	2013	2012
Assets
Cash held at SunTrust Bank	$238	$137
Interest-bearing deposits held at SunTrust Bank	2,756	604
Interest-bearing deposits held at other banks	20	20
Cash and cash equivalents	3,014	761
Trading assets and derivatives	92	103
Securities available for sale	316	279
Loans to subsidiaries	1,311	2,733
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	21,772	22,521
Nonbanking subsidiaries	1,465	1,368
Goodwill	99	99
Other assets	534	561
Total assets	$28,603	$28,425
Liabilities and Shareholders’ Equity
Short-term borrowings:
Subsidiaries	$656	$1,525
Non-affiliated companies	1,554	1,512
Long-term debt:
Subsidiaries	160	160
Non-affiliated companies	4,111	3,249
Other liabilities	819	1,108
Total liabilities	7,300	7,554
Preferred stock	725	725
Common stock	550	550
Additional paid in capital	9,115	9,174
Retained earnings	11,936	10,817
Treasury stock, at cost, and other[1]	(734)	(704)
AOCI, net of tax	(289)	309
Total shareholders’ equity	21,303	20,871
Total liabilities and shareholders’ equity	$28,603	$28,425
1 At December 31, 2013, includes ($684) million for treasury stock and ($50) million for compensation element of restricted stock.
At December 31, 2012, includes ($656) million for treasury stock and ($48) million for compensation element of restricted stock.

Notes to Consolidated Financial Statements, continued

Statements of Cash Flows - Parent Company Only

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$1,344	$1,958	$647
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed income of subsidiaries	(125)	(2,110)	(745)
Depreciation, amortization, and accretion	5	10	17
Deferred income tax provision/(benefit)	74	18	(56)
Excess tax benefits from stock-based compensation	(4)	(11)	—
Stock option compensation and amortization of restricted stock compensation	34	35	44
Net loss/(gain) on extinguishment of debt	—	15	(3)
Net securities gains	(2)	(6)	(92)
Contributions to retirement plans	(8)	(26)	(8)
Net decrease/(increase) in other assets	50	(190)	(192)
Net (decrease)/increase in other liabilities	(327)	369	130
Net cash provided by/(used in) operating activities	1,041	62	(258)
Cash Flows from Investing Activities:
Proceeds from maturities, calls, and repayments of securities available for sale	55	65	61
Proceeds from sales of securities available for sale	57	47	6,700
Purchases of securities available for sale	(25)	(68)	(2,374)
Proceeds from maturities, calls, and repayments of trading securities	1	2	137
Proceeds from sales of trading securities	8	—	75
Net change in loans to subsidiaries	1,422	940	(3,185)
Capital contributions to subsidiaries	—	(150)	(250)
Net cash provided by investing activities	1,518	836	1,164
Cash Flows from Financing Activities:
Net (decrease)/increase in short-term borrowings	(827)	935	463
Proceeds from the issuance of long-term debt	888	15	1,749
Repayment of long-term debt	(9)	(3,073)	(482)
Proceeds from the issuance of preferred stock	—	438	103
Proceeds from the issuance of common stock	—	—	1,017
Repurchase of preferred stock	—	—	(4,850)
Repurchase of common stock	(150)	—	—
Stock option activity	17	26	—
Dividends paid	(225)	(119)	(131)
Purchase of outstanding warrants	—	—	(11)
Net cash used in financing activities	(306)	(1,778)	(2,142)
Net increase/(decrease) in cash and cash equivalents	2,253	(880)	(1,236)
Cash and cash equivalents at beginning of period	761	1,641	2,877
Cash and cash equivalents at end of period	$3,014	$761	$1,641
Supplemental Disclosures:
Income taxes (paid to)/received from subsidiaries	($195)	$621	($2)
Income taxes received/(paid) by Parent Company	55	(605)	(66)
Net income taxes (paid)/received by Parent Company	($140)	$16	($68)

Interest paid	$112	$189	$246
Accretion of discount for preferred stock issued to the U.S. Treasury	—	—	80

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at December 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting at December 31, 2013. In making its assessment of internal control over financial reporting, management used the original framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment, management concluded that, at December 31, 2013, the Company’s internal control over financial reporting is effective. COSO issued an update to the original framework during 2013 and indicated that the updated framework would supersede the original framework on December 15, 2014. The Company will transition to the 2013 framework during the year ended December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements at and for the year ended December 31, 2013, has issued a report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2013. The report of Ernst & Young LLP is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO and CFO, changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013. Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2015,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Recommendations and Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 22, 2014 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION
The information at the captions “Compensation Policies that Affect Risk Management,” “Executive Compensation” (“Compensation Discussion and Analysis,” “Compensation Committee Report,” “2013 Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Option Exercises and Stock Vested in 2013,” “Outstanding Equity Awards at December 31, 2013,” “2013 Pension Benefits Table,” “2013 Nonqualified Deferred Compensation Table,” and “2013 Potential Payments Upon Termination or Change in Control”), “2013 Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 22, 2014 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons,” “Stock Ownership of Directors, Management, and Principal Shareholders” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 22, 2014 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 22, 2014 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information at the captions “Audit Fees and Related Matters,” “Audit and Non-Audit Fees,” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 22, 2014 and to be filed with the Commission is incorporated by reference into this Item 14.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:
Consolidated Statements of Income for the year ended December 31, 2013, 2012, and 2011;
Consolidated Statements of Comprehensive Income for the year ended December 31, 2013, 2012, and 2011;
Consolidated Balance Sheets as of December 31, 2013, and 2012;
Consolidated Statements of Shareholders’ Equity as of December 31, 2013, 2012, and 2011; and
Consolidated Statements of Cash Flows for the year ended December 31, 2013, 2012, and 2011.
(a)(2) Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed January 22, 2009, as further amended by Articles of Amendment dated December 19, 2012, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012.
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.	*

4.1	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.2	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.3	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.4
Second Supplemental Indenture by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, dated September 22, 2004, incorporated by reference to Exhibit 4.9 to Registrant's 2004 Annual Report on Form 10-K.
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
*

4.7
Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form 8-A filed on December 5, 2006.
*

4.8
Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form 8-A filed on October 24, 2006.
*

4.9
Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form 8-A filed on December 5, 2006.
*

4.10
Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2007.
*

4.11
Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form 8-A filed on March 3, 2008.
*

4.12
Warrant Agreement dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed September 23, 2011.
*

4.13
Warrant Agreement dated September 22, 2011, among SunTrust Banks, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed September 23, 2011.
*

4.14	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed September 12, 2006.	*

4.15	Form of Series E Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 20, 2012.	*

Exhibit	Description
10.1	SunTrust Banks, Inc. Annual Incentive Plan (formerly Management Incentive Plan), amended and restated as of January 1, 2014.	**

10.2
SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of January 1, 2011, incorporated by reference to Appendix A to the Company's definitive proxy statement filed March 8, 2011, together with (i) Form of Nonqualified Stock Option Agreement; (ii) Form of Performance-Vested Stock Option Agreement; (iii) Form of Pro-Rata Nonqualified Stock Option Award Agreement; (iv) Form of Restricted Stock Agreement (3-year cliff vesting); (v) Form of Restricted Stock Agreement (3-year ratable vesting); (vi) Form of Performance Stock Agreement; (vii) Form of CCP Long Term Restricted Stock Award Agreement; (viii) Form of Performance Stock Unit Agreement; (ix) Form of TSR Performance-Vested Restricted Stock Unit Award Agreement; (x) Form of Tier 1 Capital Performance-Vested Restricted Stock Unit Award Agreement; (xi) Form of (2010) Salary Share Stock Unit Award Agreement; (xii) Form of (2011) SunTrust Banks, Inc. Salary Share Stock Unit Agreement; (xiii) Form of Non-Employee Director Restricted Stock Award Agreement; (xiv) Form of Non-Employee Director Restricted Stock Unit Award Agreement; (xv) Form of Co-investment Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvi) Form of Performance Vested (ROA) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xvii) Form of Performance Vested (TSR) Restricted Stock Unit Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xviii) Form of Nonqualified Stock Option Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xix) Form of Time Vested Restricted Stock Award Agreement with clawback under the SunTrust Banks, Inc. 2009 Stock Plan; (xx) Form of 2012 Non-Qualified Stock Option Award Agreement (2-year cliff vested) under the SunTrust Banks, Inc. 2009 Stock Plan; (xxi) Form of Restricted Stock Unit Award Agreement, 2013 RORWA; and (xxii) Form of Restricted Stock Unit Award Agreement, 2013 TSR; incorporated by reference to (i) Exhibit 10.1.1 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ii) Exhibit 10.1.2 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (iii) Exhibit 10.3 of the Company's Current Report on Form 8-K filed April 4, 2011; (iv) Exhibit 10.1.4 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (v) Exhibit 10.1.3 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vi) Exhibit 10.1.6 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (vii) Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2010; (viii) Exhibit 10.1.7 to the Company's Registration Statement No. 333-158866 on Form S-8 filed April 28, 2009; (ix) Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed April 27, 2011; (x) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 4, 2011; (xi) Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed January 13, 2010; (xii) Exhibit 10.5 of the Company's Current Report on Form 8-K filed January 6, 2011; (xiii) Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 27, 2011; (xiv) Exhibit 10.2 of the Company's Current Report on Form 8-K filed April 27, 2011; (xv) to (xix) Exhibits 10.26 to 10.30 to the Company's Annual Report on Form 10-K filed February 24, 2012; (xx) Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 1, 2012; (xxi) Exhibit 10.23 of the Company's Annual Report on Form 10-K filed February 27, 2013; and (xxii) Exhibit 10.24 of the Company's Annual Report on Form 10-K filed February 27, 2013.

*

10.3
SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (ii)Exhibit 10.71 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant's Quarterly Report on Form 10-Q filed May 8, 2006.
*

10.4
SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, and amendments effective January 1, 2005, November 14, 2006, and January 1, 2009, incorporated by reference to Exhibit A to Registrant's 2000 Proxy Statement on Form 14A (File No. 001-08918), to Exhibits 10.1 and 10.2 to the Registrant's Current Report on Form 8-K filed February 16, 2007, and to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed January 7, 2009.
*

10.5
SunTrust Banks, Inc. 1995 Executive Stock Plan, and amendments effective as of August 11, 1998 and January 1, 2009, incorporated by reference to Exhibit 10.16 to Registrant's 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.20 to Registrant's 1998 Annual Report on Form 10-K (File No. 001-08918), and to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed January 7, 2009.
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

10.9
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

10.13
SunTrust Banks, Inc. 401(k) Plan, amended and restated effective as of January 1, 2012 (including amendments through December 31, 2012), incorporated by reference to Exhibits 10.1, 10.1.1, 10.1.2, 10.1.3, and 10.1.4 to the Registrant's Current Report on Form 8-K filed December 27, 2012.
*

10.14
SunTrust Banks, Inc. 401(k) Plan Trust Agreement, amended and restated as of July 1, 2011, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed February 24, 2012.
*

10.15
Consent Order dated April 13, 2011 by and among the Board of Governors of the Federal Reserve System, SunTrust Banks, Inc.; SunTrust Bank; and SunTrust Mortgage, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011, as amended February 28, 2013, such amendment incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2013.
*

10.16
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

*

10.17	Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity.	**

10.18	Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I.	**

10.19	Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II.	**

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	**

21.1	Registrant's Subsidiaries.	**

23.1	Consent of Independent Registered Public Accounting Firm.	**

Exhibit	Description
31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

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

*	incorporated by reference
**	filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.

Dated:	February 24, 2014	By: /s/ William H. Rogers, Jr.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Date	Title

Principal Executive Officer:
/s/ William H. Rogers, Jr.	February 24, 2014	Chairman of the Board (Director) and
William H. Rogers, Jr.	Date	Chief Executive Officer

Principal Financial Officer:
/s/ Aleem Gillani	February 24, 2014	Corporate Executive Vice President and
Aleem Gillani	Date	Chief Financial Officer

Principal Accounting Officer:
/s/ Thomas E. Panther	February 24, 2014	Senior Vice President and Director of Corporate
Thomas E. Panther	Date	Finance & Controller

Directors:
/s/ Robert M. Beall, II	February 24, 2014	Director
Robert M. Beall, II	Date

/s/ Alston D. Correll	February 24, 2014	Director
Alston D. Correll	Date

________________	______________	Director
Jeffrey C. Crowe	Date

/s/ David H. Hughes	February 24, 2014	Director
David H. Hughes	Date

/s/ M. Douglas Ivester	February 24, 2014	Director
M. Douglas Ivester	Date

/s/ Kyle Prechtl Legg	February 24, 2014	Director
Kyle Prechtl Legg	Date

/s/ William A. Linnenbringer	February 24, 2014	Director
William A. Linnenbringer	Date

/s/ Donna Morea	February 24, 2014	Director
Donna Morea	Date

/s/ David M. Ratcliffe	February 24, 2014	Director
David M. Ratcliffe	Date

/s/ Frank P. Scruggs, Jr.	February 24, 2014	Director
Frank P. Scruggs, Jr.	Date

/s/ Thomas R. Watjen	February 24, 2014	Director
Thomas R. Watjen	Date

/s/ Dr. Phail Wynn, Jr.	February 24, 2014	Director
Dr. Phail Wynn, Jr.	Date