Form 10-Q
period 2014-03-31
SUNTRUST BANKS INC
filed 2014-05-07
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At April 30, 2014, 532,843,111 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
Company — SunTrust Banks, Inc.
CP — Commercial paper.
CPR — Conditional prepayment rate.
CRE — Commercial real estate.
CSA — Credit support annex.
DDA — Demand deposit account.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
DOJ — Department of Justice.
DTA — Deferred tax asset.
EPS — Earnings per share.

i

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
MRA — Master Repurchase Agreement.
MRM — Market Risk Management.
MRMG — Model Risk Management Group.
MSR — Mortgage servicing right.
MVE — Market value of equity.
NCF — National Commerce Financial Corporation.
NOW — Negotiable order of withdrawal account.

ii

NPA — Nonperforming asset.
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
Visa Counterparty — A financial institution which purchased the Company's Visa Class B shares.

iii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended March 31
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2014	2013
Interest Income
Interest and fees on loans	$1,151	$1,169
Interest and fees on loans held for sale	15	31
Interest and dividends on securities available for sale	153	143
Trading account interest and other	17	16
Total interest income	1,336	1,359
Interest Expense
Interest on deposits	65	79
Interest on long-term debt	58	51
Interest on other borrowings	9	8
Total interest expense	132	138
Net interest income	1,204	1,221
Provision for credit losses	102	212
Net interest income after provision for credit losses	1,102	1,009
Noninterest Income
Service charges on deposit accounts	155	160
Other charges and fees	88	89
Card fees	76	76
Trust and investment management income	130	124
Retail investment services	71	61
Investment banking income	88	68
Trading income	49	42
Mortgage servicing related income	54	38
Mortgage production related income	43	159
Net securities (losses)/gains [1]	(1)	2
Other noninterest income	38	44
Total noninterest income	791	863
Noninterest Expense
Employee compensation	659	611
Employee benefits	141	148
Outside processing and software	170	178
Net occupancy expense	86	89
Equipment expense	44	45
Regulatory assessments	40	54
Marketing and customer development	25	30
Credit and collection services	22	33
Operating losses	21	39
Consulting and legal fees	9	15
Amortization of intangible assets	3	6
Other noninterest expense [2]	137	105
Total noninterest expense	1,357	1,353
Income before provision for income taxes	536	519
Provision for income taxes [2]	125	161
Net income including income attributable to noncontrolling interest	411	358
Net income attributable to noncontrolling interest	6	6
Net income	$405	$352
Net income available to common shareholders	$393	$340
Net income per average common share:
Diluted	$0.73	$0.63
Basic	0.74	0.64
Dividends declared per common share	0.10	0.05
Average common shares - diluted	536,992	539,862
Average common shares - basic	531,162	535,680
1 Total OTTI was $0 for the three months ended March 31, 2014 and 2013. Of total OTTI, losses of $0 and $1 million were recognized in earnings, and gains of $0 and $1 million were recognized as non-credit-related OTTI in OCI for the three months ended March 31, 2014 and 2013, respectively.
2 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2014	2013
Net income	$405	$352
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities, net of tax of $63 and ($42), respectively	108	(73)
Change in net unrealized losses on derivatives, net of tax of ($29) and ($42), respectively	(50)	(71)
Change related to employee benefit plans, net of tax of $18 and $12, respectively	31	20
Total other comprehensive income/(loss)	89	(124)
Total comprehensive income	$494	$228
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	March 31	December 31
(Dollars in millions and shares in thousands) (Unaudited)	2014	2013
Assets
Cash and due from banks	$6,978	$4,258
Federal funds sold and securities borrowed or purchased under agreements to resell	907	983
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	7,907	5,263
Trading assets and derivatives (includes encumbered securities pledged against repurchase agreements of $585 and $731 at March 31, 2014 and December 31, 2013, respectively)	4,848	5,040
Securities available for sale	23,302	22,542
Loans held for sale [1] ($1,233 and $1,378 at fair value at March 31, 2014 and December 31, 2013, respectively)	1,488	1,699
Loans [2] ($299 and $302 at fair value at March 31, 2014 and December 31, 2013, respectively)	129,196	127,877
Allowance for loan and lease losses	(2,040)	(2,044)
Net loans	127,156	125,833
Premises and equipment	1,550	1,565
Goodwill	6,377	6,369
Other intangible assets (MSRs at fair value: $1,251 and $1,300 at March 31, 2014 and December 31, 2013, respectively)	1,282	1,334
Other real estate owned	151	170
Other assets	5,481	5,520
Total assets	$179,542	$175,335
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$39,792	$38,800
Interest-bearing deposits (CDs at fair value: $759 and $764 at March 31, 2014 and December 31, 2013, respectively)	93,164	90,959
Total deposits	132,956	129,759
Funds purchased	1,269	1,192
Securities sold under agreements to repurchase	2,133	1,759
Other short-term borrowings	5,277	5,788
Long-term debt [3] ($1,545 and $1,556 at fair value at March 31, 2014 and December 31, 2013, respectively)	11,565	10,700
Trading liabilities and derivatives	1,041	1,181
Other liabilities	3,484	3,534
Total liabilities	157,725	153,913
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,107	9,115
Retained earnings	12,278	11,936
Treasury stock, at cost, and other [4]	(643)	(615)
Accumulated other comprehensive loss, net of tax	(200)	(289)
Total shareholders’ equity	21,817	21,422
Total liabilities and shareholders’ equity	$179,542	$175,335

Common shares outstanding	534,780	536,097
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	15,141	13,824
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$224	$261
[2] Includes loans of consolidated VIEs	318	327
[3] Includes debt of consolidated VIEs ($238 and $256 at fair value at March 31, 2014 and December 31, 2013, respectively)	570	597
[4] Includes noncontrolling interest	126	119

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	352	—	—	352
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)
Common stock dividends, $0.05 per share	—	—	—	—	(27)	—	—	(27)
Preferred stock dividends [3]	—	—	—	—	(9)	—	—	(9)
Exercise of stock options and stock compensation expense	—	—	—	(8)	—	13	—	5
Restricted stock activity	—	1	—	(33)	—	36	—	3
Amortization of restricted stock compensation	—	—	—	—	—	7	—	7
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	3	—	2
Balance, March 31, 2013	$725	540	$550	$9,132	$11,133	($531)	$185	$21,194
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	405	—	—	405
Other comprehensive income	—	—	—	—	—	—	89	89
Change in noncontrolling interest	—	—	—	—	—	7	—	7
Common stock dividends, $0.10 per share	—	—	—	—	(54)	—	—	(54)
Preferred stock dividends [3]	—	—	—	—	(9)	—	—	(9)
Acquisition of treasury stock	—	(1)	—	—	—	(50)	—	(50)
Exercise of stock options and stock compensation expense	—	—	—	(9)	—	8	—	(1)
Restricted stock activity	—	—	—	7	—	(3)	—	4
Amortization of restricted stock compensation	—	—	—	—	—	8	—	8
Issuance of stock for employee benefit plans and other	—	—	—	(6)	—	2	—	(4)
Balance, March 31, 2014	$725	535	$550	$9,107	$12,278	($643)	($200)	$21,817

1 At March 31, 2014, includes ($727) million for treasury stock, ($42) million for compensation element of restricted stock, and $126 million for noncontrolling interest.
At March 31, 2013, includes ($569) million for treasury stock, ($76) million for compensation element of restricted stock, and $114 million for noncontrolling interest.
2 At March 31, 2014, includes $31 million in unrealized net gains on AFS securities, $229 million in unrealized net gains on derivative financial instruments, and ($460) million related to employee benefit plans.
At March 31, 2013, includes $447 million in unrealized net gains on AFS securities, $461 million in unrealized net gains on derivative financial instruments, and ($723) million related to employee benefit plans.
3 For the three months ended March 31, 2014, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B and $1,469 per share for Perpetual Preferred Stock Series E.
For the three months ended March 31, 2013, dividends were $1,000 per share for both Perpetual Preferred Stock Series A and B and $1,387 per share for Perpetual Preferred Stock Series E.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2014	2013
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$411	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	163	184
Origination of mortgage servicing rights	(32)	(110)
Provisions for credit losses and foreclosed property	104	228
Mortgage repurchase provision	5	14
Stock option compensation and amortization of restricted stock compensation	3	8
Excess tax benefits from stock-based compensation	(3)	—
Net securities losses/(gains)	1	(2)
Net gain on sale of loans held for sale, loans, and other assets	(70)	(198)
Net decrease in loans held for sale	353	404
Net decrease/(increase) in other assets	117	(437)
Net (decrease)/increase in other liabilities	(222)	172
Net cash provided by operating activities	830	621
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	762	1,614
Proceeds from sales of securities available for sale	69	33
Purchases of securities available for sale	(1,436)	(3,678)
Proceeds from sales of trading securities	59	—
Net increase in loans, including purchases of loans	(1,667)	(167)
Proceeds from sales of loans	94	494
Capital expenditures	(34)	(28)
Payments related to acquisitions, including contingent consideration	(8)	—
Proceeds from the sale of other real estate owned and other assets	96	145
Net cash used in investing activities	(2,065)	(1,587)
Cash Flows from Financing Activities
Net increase/(decrease) in total deposits	3,197	(2,401)
Net (decrease)/increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(60)	1,134
Proceeds from the issuance of long-term debt	876	12
Repayment of long-term debt	(28)	(44)
Repurchase of common stock	(50)	—
Common and preferred dividends paid	(63)	(36)
Stock option activity	7	6
Net cash provided by/(used in) financing activities	3,879	(1,329)
Net increase/(decrease) in cash and cash equivalents	2,644	(2,295)
Cash and cash equivalents at beginning of period	5,263	8,257
Cash and cash equivalents at end of period	$7,907	$5,962
Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$17	$12
Loans transferred from loans to loans held for sale	115	57
Loans transferred from loans and loans held for sale to other real estate owned	42	66

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

These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the Company’s 2013 Annual Report on Form 10-K.
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

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU allows for use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. As early adoption is permitted, the Company adopted this ASU effective January 1, 2014, utilizing the practical expedient method. During the three months ended March 31, 2014, $13 million of investment amortization expense has been recognized on a net basis with tax credits received as a component of income tax expense. The standard is required to be applied retrospectively; therefore prior period amounts included in noninterest expense prior to adoption have been reclassified. During the three months ended March 31, 2013, $10 million of investment amortization expense was included in other noninterest expense in the Consolidated Statements of Income which was reclassified to income tax expense upon adoption. No other impact is expected on the Company's financial position, results of operations, or EPS.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The update changes the requirements for reporting discontinued operations in Subtopic 205-20. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted the ASU upon issuance for prospective transactions not previously reported. The adoption is not expected to have an impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Fed funds sold	$—	$75
Securities borrowed	308	184
Resell agreements	599	724
Total fed funds sold and securities borrowed or purchased under agreements to resell	$907	$983

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. The total market value of the collateral held was $909 million and $913 million at March 31, 2014 and December 31, 2013, respectively, of which $251 million and $234 million was repledged, respectively.

The Company has pledged $585 million and $731 million of trading assets to secure $605 million and $717 million of repurchase agreements at March 31, 2014 and December 31, 2013, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at March 31, 2014 and December 31, 2013:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$907	$—	$907	[1]	$896	$11
Financial liabilities:
Securities sold under agreements to repurchase	2,133	—	2,133	[1]	2,133	—

December 31, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$908	$—	$908	[1,2]	$899	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,759	—	1,759	[1]	1,759	—
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria for net balance sheet presentation at March 31, 2014 and December 31, 2013.
2 Excludes $75 million of Fed funds sold which are not subject to a master netting agreement at December 31, 2013.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

Securities Portfolio Composition

	March 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,582	$7	$32	$1,557
Federal agency securities	1,015	15	43	987
U.S. states and political subdivisions	281	6	—	287
MBS - agency	19,317	447	317	19,447
MBS - private	147	2	—	149
ABS	65	3	1	67
Corporate and other debt securities	39	3	—	42
Other equity securities [1]	765	1	—	766
Total securities AFS	$23,211	$484	$393	$23,302

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities [1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542
1 At March 31, 2014, other equity securities was comprised of the following: $308 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $54 million in mutual fund investments, and $2 million of other. At December 31, 2013, other equity securities was comprised of the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents interest and dividends on securities AFS:

	Three Months Ended March 31
(Dollars in millions)	2014	2013
Taxable interest	$141	$132
Tax-exempt interest	3	3
Dividends	9	8
Total interest and dividends	$153	$143

Securities AFS that were pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $10.8 billion and $11.0 billion at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, there was $625 million of securities AFS pledged against repurchase arrangements under which the secured party has possession of the collateral and has the right to sell or repledge that collateral. At December 31, 2013, no securities AFS were pledged under such secured borrowing arrangements.

The amortized cost and fair value of investments in debt securities at March 31, 2014, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$1	$893	$688	$—	$1,582
Federal agency securities	71	253	544	147	1,015
U.S. states and political subdivisions	97	57	94	33	281
MBS - agency	1,722	6,093	7,415	4,087	19,317
MBS - private	—	147	—	—	147
ABS	44	19	2	—	65
Corporate and other debt securities	—	22	17	—	39
Total debt securities	$1,935	$7,484	$8,760	$4,267	$22,446
Fair Value:
U.S. Treasury securities	$1	$896	$660	$—	$1,557
Federal agency securities	71	264	509	143	987
U.S. states and political subdivisions	98	60	95	34	287
MBS - agency	1,825	6,252	7,456	3,914	19,447
MBS - private	—	149	—	—	149
ABS	44	21	2	—	67
Corporate and other debt securities	—	25	17	—	42
Total debt securities	$2,039	$7,667	$8,739	$4,091	$22,536
Weighted average yield [1]	2.93%	2.51%	2.88%	2.92%	2.77%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At March 31, 2014, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2013 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,252	$32	$—	$—	$1,252	$32
Federal agency securities	352	21	269	22	621	43
U.S. states and political subdivisions	11	—	—	—	11	—
MBS - agency	8,269	262	633	55	8,902	317
ABS	—	—	13	1	13	1
Total temporarily impaired securities	9,884	315	915	78	10,799	393
OTTI securities [1]:
MBS - private	51	—	—	—	51	—
Total OTTI securities	51	—	—	—	51	—
Total impaired securities	$9,935	$315	$915	$78	$10,850	$393

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,036	$47	$—	$—	$1,036	$47
Federal agency securities	398	29	264	28	662	57
U.S. states and political subdivisions	12	—	20	2	32	2
MBS - agency	9,173	358	618	67	9,791	425
ABS	—	—	13	1	13	1
Total temporarily impaired securities	10,619	434	915	98	11,534	532
OTTI securities [1]:
MBS - private	105	2	—	—	105	2
Total OTTI securities	105	2	—	—	105	2
Total impaired securities	$10,724	$436	$915	$98	$11,639	$534
1Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.

Unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months at March 31, 2014, included federal agency securities, agency MBS, and one ABS collateralized by 2004 vintage home equity loans. The fair value of federal agency and agency MBS securities has declined due to the increase in market interest rates. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been OTTI that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in prior periods.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended March 31
(Dollars in millions)	2014	2013
Gross realized gains	$—	$3
Gross realized losses	(1)	—
OTTI	—	(1)
Net securities (losses)/gains	($1)	$2

Notes to Consolidated Financial Statements (Unaudited), continued

Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three months ended March 31, 2013, all OTTI recognized in earnings related to private MBS that have underlying collateral of residential mortgage loans securitized in 2007 or ABS collateralized by 2004 vintage home equity loans.

The Company continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

The securities that gave rise to credit impairments recognized during the three months ended March 31, 2013, as shown in the table below, consisted of private MBS and ABS with a combined fair value of approximately $2 million at March 31, 2013.

(Dollars in millions)	2014	2013
OTTI [1]	$—	$—
Portion of gains recognized in OCI (before taxes)	—	1
Net impairment losses recognized in earnings	$—	$1
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three months ended March 31, 2014 and 2013, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

(Dollars in millions)	2014	2013
Balance, beginning of period	$25	$31
Additions:
OTTI credit losses on previously impaired securities	—	1
Balance, end of period	$25	$32

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the three months ended March 31:

	2014 [1]	2013
Default rate	N/A	6 - 9%
Prepayment rate	N/A	7 - 8%
Loss severity	N/A	61 - 74%
1 "N/A" - Not applicable

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 4 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	March 31, 2014	December 31, 2013
Commercial loans:
C&I	$58,828	$57,974
CRE	5,961	5,481
Commercial construction	920	855
Total commercial loans	65,709	64,310
Residential loans:
Residential mortgages - guaranteed	3,295	3,416
Residential mortgages - nonguaranteed [1]	24,331	24,412
Home equity products	14,637	14,809
Residential construction	532	553
Total residential loans	42,795	43,190
Consumer loans:
Guaranteed student loans	5,533	5,545
Other direct	3,109	2,829
Indirect	11,339	11,272
Credit cards	711	731
Total consumer loans	20,692	20,377
LHFI	$129,196	$127,877
LHFS	$1,488	$1,699
1 Includes $299 million and $302 million of loans carried at fair value at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the Company had $57.1 billion and $56.4 billion, respectively, of net eligible loan collateral pledged to the Federal Reserve Discount Window or the FHLB of Atlanta to support available borrowing capacity.

During the three months ended March 31, 2014 and 2013, the Company transferred $115 million and $57 million in LHFI to LHFS, and $17 million and $12 million in LHFS to LHFI, respectively. Additionally, during the three months ended March 31, 2014 and 2013, the Company sold $85 million and $503 million in loans and leases for a gain of $9 million and a gain of $4 million, respectively.

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At March 31, 2014 and December 31, 2013, 83% and 82%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. At March 31, 2014 and December 31, 2013, 82% and 81%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Credit rating:
Pass	$57,182	$56,443	$5,742	$5,245	$879	$798
Criticized accruing	1,469	1,335	178	197	30	45
Criticized nonaccruing	177	196	41	39	11	12
Total	$58,828	$57,974	$5,961	$5,481	$920	$855

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Current FICO score range:
700 and above	$18,983	$19,100	$11,537	$11,661	$413	$423
620 - 699	3,740	3,652	2,159	2,186	82	90
Below 620 [2]	1,608	1,660	941	962	37	40
Total	$24,331	$24,412	$14,637	$14,809	$532	$553

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Current FICO score range:
700 and above	$2,648	$2,370	$8,390	$8,420	$489	$512
620 - 699	401	397	2,286	2,228	178	176
Below 620 [2]	60	62	663	624	44	43
Total	$3,109	$2,829	$11,339	$11,272	$711	$731
1 Excludes $3.3 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively, of guaranteed residential loans. At March 31, 2014 and December 31, 2013, the majority of these loans had FICO scores of 700 and above.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.5 billion of guaranteed student loans at March 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	March 31, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$58,576	$56	$19	$177	$58,828
CRE	5,914	6	—	41	5,961
Commercial construction	907	2	—	11	920
Total commercial loans	65,397	64	19	229	65,709
Residential loans:
Residential mortgages - guaranteed	2,731	38	526	—	3,295
Residential mortgages - nonguaranteed[1]	23,770	121	14	426	24,331
Home equity products	14,323	107	—	207	14,637
Residential construction	472	9	—	51	532
Total residential loans	41,296	275	540	684	42,795
Consumer loans:
Guaranteed student loans	4,520	444	569	—	5,533
Other direct	3,086	15	2	6	3,109
Indirect	11,268	64	1	6	11,339
Credit cards	699	6	6	—	711
Total consumer loans	19,573	529	578	12	20,692
Total LHFI	$126,266	$868	$1,137	$925	$129,196
1 Includes $299 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $635 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

	March 31, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$65	$52	$—	$81	$56	$—
CRE	12	11	—	61	60	—
Commercial construction	6	3	—	—	—	—
Total commercial loans	83	66	—	142	116	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	64	59	14	51	49	10
CRE	18	12	1	8	3	—
Commercial construction	6	4	—	6	3	—
Total commercial loans	88	75	15	65	55	10
Residential loans:
Residential mortgages - nonguaranteed	2,328	2,031	242	2,357	2,051	226
Home equity products	706	631	92	710	638	96
Residential construction	225	181	23	241	189	23
Total residential loans	3,259	2,843	357	3,308	2,878	345
Consumer loans:
Other direct	14	14	1	14	14	—
Indirect	91	91	5	83	83	5
Credit cards	11	11	2	13	13	3
Total consumer loans	116	116	8	110	110	8
Total impaired loans	$3,546	$3,100	$380	$3,625	$3,159	$363
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.7 billion of accruing TDRs at amortized cost, at both March 31, 2014 and December 31, 2013, of which 96% were current. See Note 1, “Significant Accounting Policies,” to the Company's 2013 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31
	2014		2013
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$52	$1	$49	$—
CRE	11	—	9	—
Commercial construction	5	—	45	1
Total commercial loans	68	1	103	1
Impaired loans with an allowance recorded:
Commercial loans:
C&I	63	—	29	—
CRE	12	—	10	—
Commercial construction	4	—	5	—
Total commercial loans	79	—	44	—
Residential loans:
Residential mortgages - nonguaranteed	2,031	25	2,020	22
Home equity products	637	7	629	5
Residential construction	182	2	206	2
Total residential loans	2,850	34	2,855	29
Consumer loans:
Other direct	14	—	15	—
Indirect	93	1	60	1
Credit cards	12	—	20	—
Total consumer loans	119	1	95	1
Total impaired loans	$3,116	$36	$3,097	$31
1 Of the interest income recognized during the three months ended March 31, 2014, and 2013, cash basis interest income was $1 million and $4 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	March 31, 2014	December 31, 2013
Nonaccrual/NPLs:
Commercial loans:
C&I	$177	$196
CRE	41	39
Commercial construction	11	12
Residential loans:
Residential mortgages - nonguaranteed	426	441
Home equity products	207	210
Residential construction	51	61
Consumer loans:
Other direct	6	5
Indirect	6	7
Total nonaccrual/NPLs[1]	925	971
OREO[2]	151	170
Other repossessed assets	7	7
Nonperforming LHFS	12	17
Total NPAs	$1,095	$1,165
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $81 million and $88 million at March 31, 2014 and December 31, 2013, respectively.

Restructured Loans
TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that the Company would not otherwise consider. When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan maturity date and/or a reduction in the original contractual interest rate. In certain situations, the Company may offer to restructure a loan in a manner that ultimately results in the forgiveness of contractually specified principal balances.
At both March 31, 2014 and December 31, 2013, the Company had $8 million in commitments to lend additional funds to debtors whose terms have been modified in a TDR.
The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables:

	Three Months Ended March 31, 2014[1]
(Dollars in millions)	Number of Loans Modified	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	16	$—	$2	$2
CRE	2	—	3	3
Residential loans:
Residential mortgages - nonguaranteed	313	43	18	61
Home equity products	433	3	18	21
Residential construction	6	—	—	—
Consumer loans:
Other direct	17	—	—	—
Indirect	839	—	16	16
Credit cards	97	1	—	1
Total TDRs	1,723	$47	$57	$104
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2013[1]
(Dollars in millions)	Number of Loans Modified	Rate Modification [2]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	67	$2	$35	$37
CRE	4	3	—	3
Residential loans:
Residential mortgages - nonguaranteed	276	25	17	42
Home equity products	683	19	18	37
Residential construction	113	12	1	13
Consumer loans:
Other direct	48	—	1	1
Indirect	903	—	17	17
Credit cards	231	1	—	1
Total TDRs	2,325	$62	$89	$151
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three months ended March 31, 2013.

For the three months ended March 31, 2014, the table below represents defaults on loans that were first modified between the periods January 1, 2013 and March 31, 2014 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended March 31, 2014
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	25	$1
CRE	—	—
Commercial construction	—	—
Residential loans:
Residential mortgages	49	4
Home equity products	23	1
Residential construction	4	—
Consumer loans:
Other direct	5	—
Indirect	43	1
Credit cards	20	—
Total TDRs	169	$7

Notes to Consolidated Financial Statements (Unaudited), continued

For the three months ended March 31, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and March 31, 2013 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended March 31, 2013
(Dollars in millions)	Number of Loans	Amortized Cost
Commercial loans:
C&I	23	$—
CRE	1	3
Commercial construction	1	—
Residential loans:
Residential mortgages	76	4
Home equity products	49	3
Residential construction	6	1
Consumer loans:
Other direct	7	—
Indirect	39	1
Credit cards	44	1
Total TDRs	246	$13

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.1 billion and $1.0 billion at March 31, 2014 and December 31, 2013, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2014, the Company owned $42.8 billion in residential loans, representing 33% of total LHFI, and had $11.1 billion in commitments to extend credit on home equity lines and $2.8 billion in mortgage loan commitments. At December 31, 2013, the Company owned $43.2 billion in residential loans, representing 34% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $2.7 billion in mortgage loan commitments. Of the residential loans owned at March 31, 2014 and December 31, 2013, 8% were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $12.2 billion and $12.4 billion of mortgage loans at March 31, 2014 and December 31, 2013, respectively, that included terms such as an interest only feature, a high original LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $5.2 billion and $5.5 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.1 billion of those interest only loans at March 31, 2014 and December 31, 2013, respectively, were loans with no MI and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $7.0 billion and $6.9 billion of amortizing loans with no MI at March 31, 2014 and December 31, 2013, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended March 31
(Dollars in millions)	2014	2013
Balance at beginning of period	$2,094	$2,219
Provision for loan losses	106	204
(Benefit)/provision for unfunded commitments	(4)	8
Loan charge-offs	(151)	(273)
Loan recoveries	41	47
Balance at end of period	$2,086	$2,205

Components:
ALLL	$2,040	$2,152
Unfunded commitments reserve[1]	46	53
Allowance for credit losses	$2,086	$2,205
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Activity in the ALLL by segment for the three months ended March 31, 2014 and 2013 is presented in the tables below:

	Three Months Ended March 31, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$946	$930	$168	$2,044
Provision for loan losses	39	48	19	106
Loan charge-offs	(33)	(85)	(33)	(151)
Loan recoveries	14	17	10	41
Balance at end of period	$966	$910	$164	$2,040

	Three Months Ended March 31, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	64	112	28	204
Loan charge-offs	(60)	(178)	(35)	(273)
Loan recoveries	15	22	10	47
Balance at end of period	$921	$1,087	$144	$2,152

As discussed in Note 1, “Significant Accounting Policies,” to the Company's 2013 Annual Report on Form 10-K, the ALLL is composed of both specific allowances for certain nonaccrual loans and TDRs and general allowances grouped into loan pools based on similar characteristics. No allowance is required for loans carried at fair value. Additionally, the Company records an immaterial allowance for loan products that are guaranteed by government agencies, as there is nominal risk of principal loss.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	March 31, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$141	$15	$2,843	$357	$116	$8	$3,100	$380
Collectively evaluated	65,568	951	39,653	553	20,576	156	125,797	1,660
Total evaluated	65,709	966	42,496	910	20,692	164	128,897	2,040
LHFI at fair value	—	—	299	—	—	—	299	—
Total LHFI	$65,709	$966	$42,795	$910	$20,692	$164	$129,196	$2,040

	December 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$171	$10	$2,878	$345	$110	$8	$3,159	$363
Collectively evaluated	64,139	936	40,010	585	20,267	160	124,416	1,681
Total evaluated	64,310	946	42,888	930	20,377	168	127,575	2,044
LHFI at fair value	—	—	302	—	—	—	302	—
Total LHFI	$64,310	$946	$43,190	$930	$20,377	$168	$127,877	$2,044

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company during the third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first quarter of 2014 and did not observe any factors that would more likely than not reduce the fair value of a reporting unit below its respective carrying value. Accordingly, goodwill was not tested for impairment during the first quarter of 2014.
There were no changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2013. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc. [1]	—	8	8
Balance, March 31, 2014	$4,262	$2,115	$6,377
1 Assets and liabilities obtained through the acquisition were immaterial to the financial statements at March 31, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2014	$4	$1,300	$30	$1,334
Amortization	(1)	—	(2)	(3)
MSRs originated	—	32	—	32
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(46)	—	(46)
Other changes in fair value [2]	—	(35)	—	(35)
Balance, March 31, 2014	$3	$1,251	$28	$1,282

Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(3)	—	(3)	(6)
MSRs originated	—	110	—	110
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	90	—	90
Other changes in fair value [2]	—	(74)	—	(74)
Balance, March 31, 2013	$14	$1,025	$37	$1,076
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
Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three months ended March 31, 2014 and 2013 was $79 million and $76 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At March 31, 2014 and December 31, 2013, the total UPB of mortgage loans serviced was $135.2 billion and $136.7 billion, respectively. Included in these amounts were $105.7 billion and $106.8 billion at March 31, 2014 and December 31, 2013, respectively, of loans serviced for third parties. During the three months ended March 31, 2014 and 2013, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $289 million and $324 million, respectively.
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

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at March 31, 2014 and December 31, 2013, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. The overall change in MSRs during the three months ended March 31, 2014 was primarily due to a decrease in prevailing interest rates during the period.

(Dollars in millions)	March 31, 2014	December 31, 2013
Fair value of retained MSRs	$1,251	$1,300
Prepayment rate assumption (annual)	8%	8%
Decline in fair value from 10% adverse change	$42	$38
Decline in fair value from 20% adverse change	81	74
Discount rate (annual)	12%	12%
Decline in fair value from 10% adverse change	$61	$66
Decline in fair value from 20% adverse change	117	126
Weighted-average life (in years)	7.3	7.7
Weighted-average coupon	4.3%	4.4%

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

NOTE 7 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the three months ended March 31, 2014, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the period. These evaluations did not result in changes to previous consolidation conclusions. No events occurred during the three months ended March 31, 2014 that changed the Company’s sale accounting conclusion in regards to the residential mortgage loans, student loans, commercial and corporate loans, or CDO securities.
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
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement and supplements Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax net gains of $43 million and $157 million, including servicing rights, for the three months ended March 31, 2014 and 2013, respectively. These net gains are included within mortgage production related income in the Consolidated Statements of Income. These net gains include the change in value of the loans as a result

Notes to Consolidated Financial Statements (Unaudited), continued

of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 11, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 12, “Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At March 31, 2014 and December 31, 2013, the fair value of securities received totaled $70 million and $71 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the securitization. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets at March 31, 2014 and December 31, 2013, of the unconsolidated trusts in which the Company has a VI are $336 million and $350 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties, which is discussed in Note 12, “Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. In addition to retaining certain securities issued by the CLOs, the Company also acts as collateral manager for these CLOs. The securities retained by the Company and the fees received as collateral manager represent a VI in the CLOs, which are considered to be VIEs. The Company has determined that it is the primary beneficiary of and, thus, has consolidated one of these CLOs as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with the CLO includes receiving fees for its duties as collateral manager, including eligibility for performance fees, as well as ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Substantially all of the assets and liabilities of the CLO are loans and issued debt, respectively. The loans are classified within LHFS at fair value and the debt is included within long-term debt at fair value on the Company’s Consolidated Balance Sheets. See Note 13, “Fair Value Election and Measurement,” for a discussion of the Company’s methodologies for estimating the fair values of these financial instruments. At March 31, 2014, the Company’s Consolidated Balance Sheets reflected $224 million of loans held by the CLO and $238 million of debt issued by the CLO. At December 31, 2013, the Company’s Consolidated Balance Sheets reflected $261 million of loans held by the CLO and $256 million of debt issued by the CLO. Although the Company consolidates the CLO, its creditors have no recourse to the general credit of the Company, as the liabilities of the CLO are paid only to the extent of available cash flows from the CLO’s assets.
For the remaining CLOs, which are also considered to be VIEs, the Company has determined that it is not the primary beneficiary as it does not have an obligation to absorb losses or the right to receive benefits from the entities that could potentially be significant to the VIE. The Company's preference share exposure was valued at $3 million at March 31, 2014 and December 31, 2013. The Company’s only remaining involvement with these VIEs is through its collateral manager role. The Company receives fees for managing the assets of these vehicles; these fees are considered adequate compensation and are commensurate with the level of effort required to provide such services. The fees received by the Company from these entities are recorded as trust and investment management income in the Consolidated Statements of Income. Senior fees earned by the Company are generally not considered at risk; however, subordinate fees earned by the Company are subject to the availability of cash flows and to the priority of payments. At March 31, 2014 and December 31, 2013, these VIEs had $1.7 billion and $1.6 billion of estimated assets, respectively, and $1.6 billion of estimated liabilities, as of the same respective dates.

Notes to Consolidated Financial Statements (Unaudited), continued

Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At March 31, 2014 and December 31, 2013, the Company’s Consolidated Balance Sheets reflected $336 million and $344 million, respectively, of assets held by the Student Loan entity and $332 million and $341 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacked the power to direct the significant activities of any of the VIEs. During the quarter ended March 31, 2014, the Company sold all remaining exposures to these VIEs. For further details on these VIEs refer to Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.

The following tables present certain information for the three months ended March 31, related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash flows on interests held [1]:
Residential Mortgage Loans [2]	$4	$6
Servicing or management fees [1]:
Residential Mortgage Loans [2]	$—	$1
Commercial and Corporate Loans	2	2
Total servicing or management fees	$2	$3
1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Notes to Consolidated Financial Statements (Unaudited), continued

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans at March 31, 2014 and December 31, 2013, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three months ended March 31, 2014 and 2013 are as follows:

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	March 31, 2014	December 31, 2013	March 31, 2014		December 31, 2013		Three Months Ended March 31

(Dollars in millions)							2014	2013
Type of loan:
Commercial	$65,709	$64,310	$248		$272		$19	$45
Residential	42,795	43,190	1,224		1,296		68	156
Consumer	20,692	20,377	590		631		23	25
Total loan portfolio	129,196	127,877	2,062		2,199		110	226
Managed securitized loans:
Commercial	1,680	1,617	32		29		—	—
Residential	99,919	100,695	385	[3]	493	[3]	4	8
Total managed loans	$230,795	$230,189	$2,479		$2,721		$114	$234
1 Excludes $1.5 billion and $1.7 billion of LHFS at March 31, 2014 and December 31, 2013, respectively.
2 Excludes $13 million and $17 million of past due LHFS at March 31, 2014 and December 31, 2013, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e. involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At March 31, 2014 and December 31, 2013, the Company had $1.4 billion and $1.5 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets and derivatives on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.4 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At March 31, 2014, the fair values of these TRS assets and liabilities were $25 million and $21 million, respectively, and at December 31, 2013, the fair values of these TRS assets and liabilities were $35 million and $31 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 11, “Derivative Financial Instruments,” as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Company's 2013 Annual Report on Form 10-K.
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At March 31, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, and total liabilities were immaterial. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three months ended March 31, 2014 and 2013, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner

Notes to Consolidated Financial Statements (Unaudited), continued

provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.4 billion and $1.5 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively. The limited partner interests had carrying values of $249 million and $252 million at March 31, 2014 and December 31, 2013, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $725 million and $697 million at March 31, 2014 and December 31, 2013, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $328 million and $303 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at March 31, 2014 and December 31, 2013, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
The Company adopted ASU 2014-01 in the first quarter of 2014, which allowed amortization of qualified affordable housing investments within the scope of the ASU to be presented net of the income tax credits in the provision for income taxes. During the three months ended March 31, 2014 and 2013, the Company recognized $15 million of tax credits, and $13 million and $10 million of amortization expense, respectively, in the provision for income taxes. For community development investments not within the scope of ASU 2014-01, the Company continues to record amortization of the investment in noninterest expense.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At March 31, 2014 and December 31, 2013, the Company's investment in these funds totaled $150 million and $138 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $241 million and $217 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At March 31, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $110 million and $151 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $56 million and $58 million, respectively.
During the quarter ended March 31, 2014, the Company committed to a plan to sell certain consolidated affordable housing properties, and accordingly, recorded an impairment of $36 million to adjust the carrying values to the lower of their carrying value or estimated fair value less costs to sell. At March 31, 2014, the carrying value of properties held for sale was $65 million. Disposition of these properties is expected to be completed over the next twelve months.
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
The Company has concluded that some of the Funds are VIEs. However, the Company has determined that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses nor expected returns of the funds. The Company’s exposure to loss is limited to the investment advisor and other administrative fees it earns and if applicable, any equity investments. The total unconsolidated assets of these funds at March 31, 2014 and December 31, 2013, were $230 million and $247 million, respectively.
On December 11, 2013, it was publicly announced that the Company had reached a definitive agreement to sell RidgeWorth to an investor group led by a private equity fund managed by Lightyear Capital LLC. The sale is expected to close during the second quarter of 2014. See additional discussion of the planned sale in Note 15, "Business Segment Reporting."

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 8 – NET INCOME PER COMMON SHARE
Equivalent shares of 16 million and 22 million related to common stock options and common stock warrants outstanding at March 31, 2014 and 2013, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2014 and 2013 are included below.

(In millions, except per share data)	2014	2013
Net income	$405	$352
Preferred dividends	(9)	(9)
Dividends and undistributed earnings allocated to unvested shares	(3)	(3)
Net income available to common shareholders	$393	$340
Average basic common shares	531	536
Effect of dilutive securities:
Stock options	2	1
Restricted stock and warrants	4	3
Average diluted common shares	537	540
Net income per average common share - diluted	$0.73	$0.63
Net income per average common share - basic	$0.74	$0.64

NOTE 9 - INCOME TAXES
The provision for income taxes was $125 million and $161 million for the three months ended March 31, 2014 and 2013, respectively, representing effective tax rates of 24% and 31%, respectively. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
The Company adopted recently issued accounting guidance effective January 1, 2014, which allowed amortization expense related to qualified affordable housing investments to be presented net of the income tax credits in the provision for income taxes. Prior to the first quarter of 2014, these amortization expenses were recognized in other noninterest expense. The standard is required to be applied retrospectively; therefore, prior periods have been restated in accordance with GAAP. See Note 1, “Significant Accounting Policies,” for further information related to the new guidance.
At March 31, 2014, the liability for UTBs was $271 million. It is reasonably possible that the liability for UTBs could decrease by as much as $180 million during the next 12 months due to the completion of tax authority examinations and expiration of statutes of limitations. It is uncertain how much, if any, of this decline will impact the Company’s effective tax rate.

NOTE 10 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTI plans for eligible employees, which may be delivered through various incentive programs, such as RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for incentive plans with cash payouts was $45 million and $39 million for the three months ended March 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan (as amended and restated effective January 1, 2011) under which the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target. Under the 2009 Stock Plan, approximately 21 million shares of common stock are authorized and reserved for issuance, of which no more than 17 million shares may be issued as restricted stock or stock units. At March 31, 2014, approximately 17 million shares were available for grant, including approximately 6 million shares available to be issued as restricted stock or RSUs.

On February 10 and 11, 2014, the Compensation Committee and Board of Directors approved, subject to shareholder approval, an amendment to the Plan to remove the sub-limit on full value shares. On April 22, 2014, the shareholders approved the amendment to the Plan. The shares, which are already in the Plan (and available for grant as stock options) and were previously approved by the shareholders, are now available for grant as full value shares. After giving effect to the amendment, all 17 million shares available for grant under the Plan may be granted as stock options, restricted stock, or RSUs.

Stock options were granted at an exercise price that was no less than the fair market value of a share of SunTrust common stock on the grant date and were either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. No stock options were issued during the three months ended March 31, 2014, consistent with the Company's decision to discontinue the issuance of stock options in 2014. The weighted average fair value of options granted during the three months ended March 31, 2013 was $7.37 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the three months ended March 31, 2013:

Dividend yield	1.28%
Expected stock price volatility	30.98
Risk-free interest rate (weighted average)	1.02
Expected life of options	6 years

Stock-based compensation expense recognized in noninterest expense for the three months ended March 31 was as follows:

(Dollars in millions)	2014	2013
Stock-based compensation expense:
Stock options	$1	$3
Restricted stock	8	7
RSUs	14	9
Total stock-based compensation expense	$23	$19

The recognized stock-based compensation tax benefit was $9 million and $8 million for the three months ended March 31, 2014 and 2013, respectively.

Retirement Plans
SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the three months ended March 31, 2014. The expected long-term rate of return on plan assets for the Retirement Benefit Plans is 7.0% for the SunTrust Retirement Plan and 6.5% for the NCF Retirement Plan for 2014.
Anticipated employer contributions/benefit payments for 2014 are $7 million for the SERP. During the three months ended March 31, 2014, the actual contributions/benefit payments were $1 million.

Notes to Consolidated Financial Statements (Unaudited), continued

SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three months ended March 31, 2014. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2014 of less than $1 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5.25% for 2014.

Components of net periodic benefit for the three months ended March 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2014	2013	2014	2013
Interest cost	$31	$28	$1	$1
Expected return on plan assets	(49)	(46)	(2)	(1)
Recognized net actuarial loss/(gain)	4	6	(1)	—
Net periodic benefit	($14)	($12)	($2)	$—

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
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. In 2013, the Company became subject to OTC derivative clearing requirements as a registered swap dealer. As a result, certain derivatives are now required to be cleared through central clearing members in which the Company is required to post initial margin and, in addition, to further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At March 31, 2014, these net derivative asset positions were $0.9 billion, representing the $1.3 billion of derivative net gains adjusted for cash and other collateral of $0.4 billion that the Company held in relation to these gain positions. At December 31, 2013, net derivative asset positions were $1.0 billion, representing $1.5 billion of derivative net gains, adjusted for cash and other collateral of $0.5 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net

Notes to Consolidated Financial Statements (Unaudited), continued

exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $14 million and $16 million at March 31, 2014 and December 31, 2013, respectively.
Currently the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $894 million in fair value at March 31, 2014 and $941 million at December 31, 2013, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At March 31, 2014, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $5 million in fair value liabilities at March 31, 2014. For illustrative purposes, if the Bank were downgraded to BB+, ATEs would be triggered in derivative liability contracts that had a total fair value of $7 million at March 31, 2014; ATEs do not exist at lower ratings levels. At March 31, 2014, $889 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $843 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at March 31, 2014, of $8 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at March 31, 2014 and December 31, 2013. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2014 and December 31, 2013. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivatives or trading liabilities and derivatives on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	March 31, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$17,600	$360	$500	$1
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	1,000	44	900	8
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	7
MSRs	3,091	38	7,159	46
LHFS, IRLCs [4]	2,829	8	2,424	4
Trading activity [5]	59,949	2,563	67,558	2,387
Foreign exchange rate contracts covering trading activity	3,286	54	3,046	46
Credit contracts covering:
Loans	—	—	492	5
Trading activity [6]	1,407	25	1,417	22
Equity contracts - Trading activity [5]	20,113	2,340	25,641	2,593
Other contracts:
IRLCs and other [7]	1,455	14	509	3
Commodities	245	17	244	17
Total	92,375	5,059	108,550	5,130
Total derivatives	$110,975	$5,463	$109,950	$5,139
Total gross derivatives, before netting		$5,463		$5,139
Less: Legally enforceable master netting agreements		(3,927)		(3,927)
Less: Cash collateral received/paid		(355)		(843)
Total derivatives, after netting		$1,181		$369
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $875 million of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $13.8 billion and $0.5 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
6 Asset and liability amounts include $4 million and $3 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in trading assets and derivatives in the Consolidated Balance Sheets.

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
6 Asset and liability amounts each include $4 million and $5 million of notional from purchased and written interest rate swap risk participation agreements, respectively, whose notional is calculated as the notional of the interest rate swap participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 12, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended March 31, 2014
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans[1]	$23	Interest and fees on loans	$76
1 During the three months ended March 31, 2014, the Company also reclassified $26 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended March 31, 2014
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	$9	($9)	$—
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Three Months Ended March 31, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
MSRs	Mortgage servicing related income	$55
LHFS, IRLCs	Mortgage production related income	(34)
Trading activity	Trading income	14
Foreign exchange rate contracts covering:
Trading activity	Trading income	5
Credit contracts covering:
Trading activity	Trading income	4
Equity contracts - trading activity	Trading income	1
Other contracts - IRLCs	Mortgage production related income	60
Total		$105

Notes to Consolidated Financial Statements (Unaudited), continued

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2013, are presented below:

	Three Months Ended March 31, 2013
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	$1	Interest and fees on loans	$87
1 During the three months ended March 31, 2013, the Company also reclassified $27 million pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended March 31, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($5)	$6	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Three Months Ended March 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
MSRs	Mortgage servicing related income	($56)
LHFS, IRLCs	Mortgage production related income	35
Trading activity	Trading income	8
Foreign exchange rate contracts covering:
Commercial loans	Trading income	2
Trading activity	Trading income	12
Credit contracts covering:
Loans	Other noninterest income	(1)
Trading activity	Trading income	5
Equity contracts - trading activity	Trading income	1
Other contracts - IRLCs	Mortgage production related income	102
Total		$108

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
The following tables present the Company's gross derivative financial assets and liabilities at March 31, 2014 and December 31, 2013, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
March 31, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,733	$3,789	$944		$51	$893
Derivatives not subject to master netting arrangement or similar arrangement	14	—	14		—	14
Exchange traded derivatives	716	493	223		—	223
Total derivative financial assets	$5,463	$4,282	$1,181	[1]	$51	$1,130
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,468	$4,277	$191		$18	$173
Derivatives not subject to master netting arrangement or similar arrangement	178	—	178		—	178
Exchange traded derivatives	493	493	—		—	—
Total derivative financial liabilities	$5,139	$4,770	$369	[2]	$18	$351

December 31, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,285	$4,239	$1,046		$51	$995
Derivatives not subject to master netting arrangement or similar arrangement	12	—	12		—	12
Exchange traded derivatives	828	502	326		—	326
Total derivative financial assets	$6,125	$4,741	$1,384	[1]	$51	$1,333
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,982	$4,646	$336		$13	$323
Derivatives not subject to master netting arrangement or similar arrangement	189	—	189		—	189
Exchange traded derivatives	502	502	—		—	—
Total derivative financial liabilities	$5,673	$5,148	$525	[2]	$13	$512
1 At March 31, 2014, $1.2 billion, net of $355 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $1.4 billion, net of $457 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
2 At March 31, 2014, $369 million, net of $843 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $525 million, net of $864 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Credit Derivatives
As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, risk participations, and TRS. The Company accounts for these contracts as derivatives and, accordingly, recognizes these contracts at fair value, with changes in fair value recognized in trading income in the Consolidated Statements of Income.
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At March 31, 2014 and December 31, 2013, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at March 31, 2014 the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2014 and 2013, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2014, there were no written CDS positions outstanding. The fair values of written CDS were $3 million at December 31, 2013. The maximum guarantees outstanding at December 31, 2013, as measured by the gross notional amounts of written CDS, were $60 million. At March 31, 2014 and December 31, 2013, the gross notional amounts of purchased CDS contracts, which represent benefits to rather than obligations of the Company, were $10 million and $70 million, respectively. The fair values of purchased CDS were less than $1 million and $3 million at March 31, 2014 and December 31, 2013, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At March 31, 2014 and December 31, 2013, there were $1.4 billion and $1.5 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at March 31, 2014, were $25 million and $21 million, respectively, and related collateral held at March 31, 2014, was $194 million. The fair values of the TRS derivative assets and liabilities at December 31, 2013, were $35 million and $31 million, respectively, and related collateral held at December 31, 2013, was $228 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At March 31, 2014, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average on the maximum estimated exposure of 5.4 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $23 million and $33 million at March 31, 2014 and December 31, 2013, respectively. The fair values of the written risk participations were less than $1 million at March 31, 2014 and December 31, 2013. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At March 31, 2014, the range of hedge maturities for hedges of floating rate loans was between less than one year and five years, with the weighted average being 1.7 years. Ineffectiveness on these hedges was less than $1 million during the three months ended March 31, 2014 and 2013. At March 31, 2014, $322 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 12 – GUARANTEES

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company had issued at March 31, 2014. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 11, “Derivative Financial Instruments.”

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
At March 31, 2014 and December 31, 2013, the maximum potential amount of the Company’s obligation were $3.3 billion for issued financial and performance standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 5, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at March 31, 2014 and December 31, 2013.

Loan Sales
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is largely driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

Notes to Consolidated Financial Statements (Unaudited), continued

Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to March 31, 2014, which totaled $298.2 billion at the time of sale, consisting of $233.2 billion and $30.3 billion of agency and non-agency loans, respectively, as well as $34.7 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at March 31, 2014, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
GSE[1]	$1.8	$1.9	$3.6	$3.4	$10.6	$7.0	$7.9	$17.3	$20.9	$2.3	$76.7
Ginnie Mae[1]	0.4	0.2	0.2	1.1	3.0	2.4	2.0	3.8	3.5	0.4	17.0
Non-agency	3.1	4.7	3.0	—	—	—	—	—	—	—	10.8
Total	$5.3	$6.8	$6.8	$4.5	$13.6	$9.4	$9.9	$21.1	$24.4	$2.7	$104.5
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, we may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. We indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines. See Note 14, "Contingencies," for additional information on current legal matters related to representations and warranties made in connection with loan sales (Residential Funding Company, LLC matter) and the HUD Investigation regarding origination practices for FHA loans.
Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $70 million during the three months ended March 31, 2014, $1.5 billion during the year ended December 31, 2013, and $1.7 billion during the years ended 2012 and 2011, respectively, and requests received since 2005 on a cumulative basis for all vintages totaled $8.5 billion. The majority of these requests were from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were less than $1 million during the three months ended March 31, 2014, and were $18 million, $22 million, and $50 million during the years ended 2013, 2012 and 2011, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At March 31, 2014, the original UPB of loans related to unresolved requests previously received from investors was $155 million, comprised of $152 million from the GSEs and $3 million from non-agency investors. Comparable amounts at December 31, 2013, were $126 million, comprised of $122 million from the GSEs and $4 million from non-agency investors.
During the third quarter of 2013, the Company reached agreements with Freddie Mac and Fannie Mae under which they released the Company from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. The Company recorded $5 million of provision expenses during the three months ended March 31, 2014, resulting in a reserve balance of $83 million at March 31, 2014.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications. At March 31, 2014 and December 31, 2013, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $83 million and $78 million, respectively. However, the 2013 agreements with Fannie Mae and Freddie Mac settling certain aspects of the Company's repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized in mortgage production related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended March 31
(Dollars in millions)	2014	2013
Balance at beginning of period	$78	$632
Repurchase provision	5	14
Charge-offs	—	(133)
Balance at end of period	$83	$513

During the three months ended March 31, 2014 and 2013, the Company repurchased or otherwise settled mortgages with original loan balances of $8 million and $249 million, respectively, related to investor demands. At March 31, 2014, the carrying value of outstanding repurchased mortgage LHFI, net of any allowance for loan losses, was $334 million, of which $62 million were nonperforming. At December 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $339 million, comprised of $325 million LHFI and $14 million LHFS, respectively, of which $54 million LHFI and $14 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $27 million and $21 million at March 31, 2014 and December 31, 2013, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as an other liability representing the fair value of the contingent payments were $26 million at both March 31, 2014 and December 31, 2013. If required, these contingent payments will be payable within the next two years.
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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $4.1 billion of which has been paid out in Litigation settlements and another $4.4 billion which was paid into a settlement fund during 2012. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at March 31, 2014 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account since

Notes to Consolidated Financial Statements (Unaudited), continued

2009. There were no changes to the conversion factor during the three months ended March 31, 2014 and 2013; therefore, no payments were made by the Company to the Visa Counterparty, other than certain fixed payment charges which were less than $1 million for both the three months ended March 31, 2014 and 2013.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During 2013, various members of the putative class elected to opt out of the settlement. This will result in a proportional decrease in the amount of the settlement. While the estimated fair value of the derivative liability was immaterial at March 31, 2014 and December 31, 2013, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At March 31, 2014, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At March 31, 2014, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $19 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At March 31, 2014 and December 31, 2013, $1 million was accrued for the remainder of tax credits to be delivered, and was recorded in other liabilities in the Consolidated Balance Sheets.

NOTE 13 - FAIR VALUE ELECTION AND MEASUREMENT
The Company carries certain assets and liabilities at fair value on a recurring basis and appropriately classifies them as level 1, 2, or 3 within the fair value hierarchy. The Company’s recurring fair value measurements are based on a requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain financial assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to carry at fair value on a recurring basis include certain trading loans, LHFS and LHFI, MSRs, certain brokered time deposits, and certain issuances of fixed rate debt.
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

Notes to Consolidated Financial Statements (Unaudited), continued

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

	March 31, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$201	$—	$—	$—	$201
Federal agency securities	—	288	—	—	288
U.S. states and political subdivisions	—	78	—	—	78
MBS - agency	—	396	—	—	396
CLO securities	—	3	—	—	3
Corporate and other debt securities	—	617	—	—	617
CP	—	147	—	—	147
Equity securities	60	—	—	—	60
Derivative contracts	717	4,732	14	(4,282)	1,181
Trading loans	—	1,877	—	—	1,877
Total trading assets and derivatives	978	8,138	14	(4,282)	4,848
Securities AFS:
U.S. Treasury securities	1,557	—	—	—	1,557
Federal agency securities	—	987	—	—	987
U.S. states and political subdivisions	—	274	13	—	287
MBS - agency	—	19,447	—	—	19,447
MBS - private	—	—	149	—	149
ABS	—	46	21	—	67
Corporate and other debt securities	—	37	5	—	42
Other equity securities [2]	54	—	712	—	766
Total securities AFS	1,611	20,791	900	—	23,302
LHFS:
Residential loans	—	1,007	2	—	1,009
Corporate and other loans	—	224	—	—	224
Total LHFS	—	1,231	2	—	1,233
LHFI	—	—	299	—	299
MSRs	—	—	1,251	—	1,251
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	370	—	—	—	370
Corporate and other debt securities	—	297	—	—	297
Equity securities	5	—	—	—	5
Derivative contracts	493	4,643	3	(4,770)	369
Total trading liabilities and derivatives	868	4,940	3	(4,770)	1,041
Brokered time deposits	—	759	—	—	759
Long-term debt	—	1,545	—	—	1,545
Other liabilities [3]	—	—	26	—	26
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $308 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $54 million in mutual fund investments, and $2 million of other.
3 Includes contingent consideration obligations related to acquisitions.

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2013
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$219	$—	$—	$—	$219
Federal agency securities	—	426	—	—	426
U.S. states and political subdivisions	—	65	—	—	65
MBS - agency	—	323	—	—	323
CDO/CLO securities	—	3	54	—	57
ABS	—	—	6	—	6
Corporate and other debt securities	—	534	—	—	534
CP	—	29	—	—	29
Equity securities	109	—	—	—	109
Derivative contracts	828	5,285	12	(4,741)	1,384
Trading loans	—	1,888	—	—	1,888
Total trading assets and derivatives	1,156	8,553	72	(4,741)	5,040
Securities AFS:
U.S. Treasury securities	1,293	—	—	—	1,293
Federal agency securities	—	984	—	—	984
U.S. states and political subdivisions	—	203	34	—	237
MBS - agency	—	18,911	—	—	18,911
MBS - private	—	—	154	—	154
ABS	—	58	21	—	79
Corporate and other debt securities	—	37	5	—	42
Other equity securities [2]	103	—	739	—	842
Total securities AFS	1,396	20,193	953	—	22,542
LHFS:
Residential loans	—	1,114	3	—	1,117
Corporate and other loans	—	261	—	—	261
Total LHFS	—	1,375	3	—	1,378
LHFI	—	—	302	—	302
MSRs	—	—	1,300	—	1,300
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	472	—	—	—	472
Corporate and other debt securities	—	179	—	—	179
Equity securities	5	—	—	—	5
Derivative contracts	502	5,167	4	(5,148)	525
Total trading liabilities and derivatives	979	5,346	4	(5,148)	1,181
Brokered time deposits	—	764	—	—	764
Long-term debt	—	1,556	—	—	1,556
Other liabilities [3]	—	—	29	—	29
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $336 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.
3 Includes contingent consideration obligations related to acquisitions, as well as the derivative associated with the Company's sale of Visa shares during the year ended December 31, 2009.

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

(Dollars in millions)	Aggregate Fair Value at March 31, 2014	Aggregate Unpaid Principal Balance under FVO at March 31, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,877	$1,840	$37
LHFS	1,231	1,203	28
Nonaccrual	2	15	(13)
LHFI	290	308	(18)
Nonaccrual	9	14	(5)
Liabilities:
Brokered time deposits	759	757	2
Long-term debt	1,545	1,413	132
(Dollars in millions)	Aggregate Fair Value at December 31, 2013	Aggregate Unpaid Principal Balance under FVO at December 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,888	$1,858	$30
LHFS	1,375	1,359	16
Past due 90 days or more	1	2	(1)
Nonaccrual	2	15	(13)
LHFI	294	317	(23)
Nonaccrual	8	12	(4)
Liabilities:
Brokered time deposits	764	761	3
Long-term debt	1,556	1,432	124

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three months ended March 31, 2014 and 2013, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2014, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$6	$—	$—	$6
LHFS	—	(1)	—	(1)
LHFI	—	4	—	4
MSRs	—	—	(81)	(81)
Liabilities:
Brokered time deposits	3	—	—	3
Long-term debt	(8)	—	—	(8)
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2014, income related to MSRs includes MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
1 Income related to LHFS does not include income from IRLCs. For the three months ended March 31, 2013, income related to MSRs includes MSRs recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three months ended March 31, 2013 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
Level 3 AFS municipal securities includes bonds that are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available.
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

CLO securities
The Company has CLO preference share exposure valued at $3 million at March 31, 2014. The Company estimated fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.

Notes to Consolidated Financial Statements (Unaudited), continued

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three months ended March 31, 2014 and 2013, the Company transferred $55 million and $135 million, respectively, of IRLCs out of level 3 as the associated loans were closed.
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 12, "Guarantees," for a discussion of the valuation assumptions.

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
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At March 31, 2014 and December 31, 2013, the Company had outstanding $1.4 billion and $1.5 billion, respectively, of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. For both the three months ended March 31, 2014 and 2013, the Company recognized gains in the Consolidated Statements of Income of $2 million in fair value attributable to instrument-specific credit risk. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At March 31, 2014 and December 31, 2013, $406 million and $313 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three months ended March 31, 2014 and 2013 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended March 31, 2014, the Company recognized gains of $1 million due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the three months ended March 31, 2013, the Company recognized no change in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.
Corporate and other LHFS
As discussed in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company has determined that it is the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. Because the CLO trades its loans from time to time and to fairly present the economics of the CLO, the Company elected to carry the loans of the CLO at fair value. For the three months ended March 31, 2014, the Company recognized no change due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. For the three months ended March 31, 2013, the Company recognized $2 million due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. The Company obtains fair value estimates for substantially all of these loans using a third party valuation service that is broadly used by market participants. While most of the loans are traded in the markets, the Company does not believe the loans qualify as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is more representative of the general market activity for the loans.
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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the three months ended March 31, 2014 and 2013, the Company recognized losses of less than $1 million and $1 million, respectively, due to changes in its own credit spread on its brokered time deposits carried at fair value.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $17 million and $21 million for the three months ended March 31, 2014 and 2013, respectively.
The Company also carries approximately $238 million of issued securities contained in a consolidated CLO at fair value to recognize the nonrecourse nature of these liabilities to the Company. Specifically, the holders of the liabilities are only paid interest and principal to the extent of the cash flows from the assets of the vehicle, and the Company has no current or future obligations to fund any of the CLO vehicle’s liabilities. The Company classified these securities as level 2, as the primary driver of their fair values are the loans owned by the CLO, which the Company also elected to carry at fair value, as discussed herein under “Loans Held for Sale and Loans Held for Investment–Corporate and other LHFS.”
Other liabilities
The Company’s other liabilities that are carried at fair value on a recurring basis include contingent consideration obligations related to acquisitions. Contingent consideration associated with acquisitions is adjusted to fair value until settled. As the assumptions used to measure fair value are based on internal metrics that are not market observable, the earn-out is considered a level 3 liability.

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value March 31, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
Derivative contracts, net [2]	11	Internal model	Pull through rate	9-100% (71%)
			MSR value	44-209 bps (106 bps)
Securities AFS:
U.S. states and political subdivisions	13	Cost	N/A
MBS - private	149	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	712	Cost	N/A
Residential LHFS	2	Monte Carlo/Discounted cash flow	Option adjusted spread	225-675 bps (290 bps)
			Conditional prepayment rate	2-22 CPR (9 CPR)
			Conditional default rate	0-4 CDR (0.5 CDR)
LHFI	290	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (311 bps)
			Conditional prepayment rate	1-30 CPR (14 CPR)
			Conditional default rate	0-7 CDR (2.5 CDR)
	9	Collateral based pricing	Appraised value	NM [3]
MSRs	1,251	Discounted cash flow	Conditional prepayment rate	6-16 CPR (8 CPR)
			Discount rate	8-24% (10%)
Liabilities
Other liabilities [4]	23	Internal model	Loan production volume	0-150% (92%)
	3	Internal model	Revenue run rate	NM [3]
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking business to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 12, "Guarantees," for additional information.

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
1 For certain assets and liabilities that the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. Excludes $3 million of Other Liabilities. See Note 12, "Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 6, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three months ended March 31, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2014	Included in earnings (held at March 31, 2014) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative contracts, net	8	60	[2]	—		—	—	1	(58)	—	—	11	—
Total trading assets and derivatives	68	72		—		—	(72)	1	(58)	—	—	11	—
Securities AFS:
U.S. states and political subdivisions	34	(2)		1		—	(20)	—	—	—	—	13	—
MBS - private	154	—		3		—	—	(8)	—	—	—	149	—
ABS	21	—		—		—	—	—	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		—	—	(27)	—	—	—	712	—
Total securities AFS	953	(2)	[4]	4	[5]	—	(20)	(35)	—	—	—	900	—

Residential LHFS	3	—		—		—	(2)	—	(4)	5	—	2	—
LHFI	302	4	[6]	—		—	—	(11)	4	—	—	299	3	[6]
Liabilities
Other liabilities	29	—		—		—	—	—	(3)	—	—	26	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at March 31, 2014.
2 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are recognized in net securities (losses)/gains.
5 Amount recognized in OCI is recognized in change in unrealized gains/(losses) on AFS securities.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value March 31, 2013	Included in earnings (held at March 31, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	$9	[3]	$—		$—	$—	$—	$—	$—	$—	$61	$9
ABS	5	—		—		—	—	—	—	—	—	5	—
Derivative contracts, net	132	102	[2]	—		—	—	—	(135)	—	—	99	—
Corporate and other debt securities	1	—		—		—	—	—	—	—	—	1	—
Total trading assets and derivatives	190	111		—		—	—	—	(135)	—	—	166	9	[3]
Securities AFS:
U.S. states and political subdivisions	46	—		2		—	(1)	—	—	—	—	47	—
MBS - private	209	—		2		—	—	(9)	—	—	—	202	—
ABS	21	(1)		3		—	—	—	—	—	—	23	(1)
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	633	—		—		45	—	(6)	—	—	—	672	—
Total securities AFS	914	(1)	[4]	7	[5]	45	(1)	(15)	—	—	—	949	(1)	[4]
Residential LHFS	8	—		—		—	(10)	—	(2)	11	(1)	6	—
LHFI	379	(5)	[6]	—		—	—	(16)	2	—	—	360	(4)	[6]
Liabilities
Other liabilities	31	—		—		—	—	—	—	—	—	31	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at March 31, 2013.
2 Amounts included in earnings are net of issuances, fair value changes, and expirations and are recognized in mortgage production related income.
3 Amounts included in earnings are recognized in trading income.
4 Amounts included in earnings are generally recognized in net securities (losses)/gains; however, any related hedge ineffectiveness is recognized in trading income.
5 Amounts recognized in OCI are recognized in change in unrealized gains/(losses) on AFS securities.
6 Amounts are generally included in mortgage production related income; however, the mark on certain fair value loans is included in trading income.

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, as well as corresponding gains/(losses) recognized during the three months ended March 31, 2014 and the year ended December 31, 2013. The changes in fair value when comparing balances at March 31, 2014 to those at December 31, 2013, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains/(Losses) for the Three Months Ended March 31, 2014
LHFS	$28	$—	$27	$1	$1
LHFI	10	—	—	10	—
OREO	31	—	1	30	(4)
Affordable Housing	63	—	—	63	(36)
Other Assets	49	—	49	—	(7)

(Dollars in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2013
LHFS	$278	$—	$278	$—	($3)
LHFI	75	—	—	75	—
OREO	49	—	1	48	(10)
Affordable Housing	7	—	—	7	(3)
Other Assets	171	—	158	13	(61)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At March 31, 2014 and December 31, 2013, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the three months ended March 31, 2014, there were no sales of NPLs. During three months ended March 31, 2013, the Company transferred $7 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $1 million charge-off to reflect the loans' estimated market value. The Company also sold an additional $17 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $3 million.
Loans Held for Investment
At March 31, 2014 and December 31, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower. At December 31, 2013, LHFI also included nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three months ended March 31, 2014 and 2013 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.

Notes to Consolidated Financial Statements (Unaudited), continued

OREO
OREO is measured at the lower of cost or its fair value less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Updated value estimates are received regularly on level 3 OREO.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion. Properties are expected to be sold over the next twelve months.
Other Assets
Other assets consist of private equity and other equity method investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 2 as their fair value is determined based on market comparables and broker opinions. During the three months ended March 31, 2014 and 2013, the Company recognized impairment charges of $5 million and $4 million, respectively, on other repossessed assets.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, and recent sales data from industry equipment dealers as well as the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three months ended March 31, 2014, the Company recognized impairment charges of $2 million attributable to the fair value of various personal property under operating leases. During the three months ended March 31, 2013, the Company recognized an immaterial amount of impairment charges attributable to the fair value of various personal property under operating leases.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2014		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$7,907	$7,907	$7,907	$—	$—	(a)
Trading assets and derivatives	4,848	4,848	978	3,856	14	(b)
Securities AFS	23,302	23,302	1,611	20,791	900	(b)
LHFS	1,488	1,497	—	1,399	98	(c)
LHFI, net	127,156	123,122	—	2,844	120,278	(d)
Financial liabilities:
Deposits	132,956	132,979	—	132,979	—	(e)
Short-term borrowings	8,679	8,679	—	8,679	—	(f)
Long-term debt	11,565	11,594	—	10,975	619	(f)
Trading liabilities and derivatives	1,041	1,041	868	170	3	(b)

Notes to Consolidated Financial Statements (Unaudited), continued

	December 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$5,263	$5,263	$5,263	$—	$—	(a)
Trading assets and derivatives	5,040	5,040	1,156	3,812	72	(b)
Securities AFS	22,542	22,542	1,396	20,193	953	(b)
LHFS	1,699	1,700	—	1,666	34	(c)
LHFI, net	125,833	121,341	—	2,860	118,481	(d)
Financial liabilities:
Deposits	129,759	129,801	—	129,801	—	(e)
Short-term borrowings	8,739	8,739	—	8,739	—	(f)
Long-term debt	10,700	10,678	—	10,086	592	(f)
Trading liabilities and derivatives	1,181	1,181	979	198	4	(b)

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

The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value at March 31, 2014 and December 31, 2013, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at March 31, 2014 and December 31, 2013. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

Unfunded loan commitments and letters of credit are not included in the table above. At March 31, 2014 and December 31, 2013, the Company had $50.9 billion and $48.9 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $49 million and $53 million at March 31, 2014 and December 31, 2013, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $350 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available at March 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results, or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 12, “Guarantees.”

Lehman Brothers Holdings, Inc. Litigation
Beginning in October 2008, STRH, along with other underwriters and individuals, were named as defendants in several individual and putative class action complaints filed in the U.S. District Court for the Southern District of New York and state and federal courts in Arkansas, California, Texas, and Washington. Plaintiffs alleged violations of Sections 11 and 12 of the Securities Act of 1933 and/or state law for allegedly false and misleading disclosures in connection with various debt and preferred stock offerings of Lehman Brothers Holdings, Inc. ("Lehman Brothers") and sought unspecified damages. All cases

Notes to Consolidated Financial Statements (Unaudited), continued

were transferred for coordination to the multi-district litigation captioned In re Lehman Brothers Equity/Debt Securities Litigation pending in the U.S. District Court for the Southern District of New York. Defendants filed a motion to dismiss all claims asserted in the class action. On July 27, 2011, the District Court granted in part and denied in part the motion to dismiss the claims against STRH and the other underwriter defendants in the class action. A settlement with the class plaintiffs was approved by the Court and the class settlement approval process was completed. A number of individual lawsuits and smaller putative class actions remained following the class settlement. STRH settled two such individual actions. The other individual lawsuits were dismissed. The appeal period for two of the individual actions will not expire until the plaintiffs' claims against a third party have been resolved.

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

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification on February 26, 2014.

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

Notes to Consolidated Financial Statements (Unaudited), continued

case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs have filed an appeal of this decision in the Circuit Court.
Mutual Funds Class Action
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company substituting two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the Plaintiff's counsel filed a motion for reconsideration with the Eleventh Circuit.

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

Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the FRB to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an amendment to the Consent Order with the OCC and the FRB to amend the 2011 Consent Order. This agreement ended the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. As a result of the amendment, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Consistent with the provisions of the Consent Order, the Company satisfied its remaining financial commitments under the amendment to the Consent Order in April 2014 by making cash contributions to non-profit organizations focused on foreclosure prevention, borrower counseling and education, and neighborhood stabilization and revitalization, thereby satisfying its financial obligations under the amendment to the Consent Order. The Company's financial statements at March 31, 2014 reflect the costs of these cash contributions.

As a result of the FRB's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, the FRB announced that it would impose a $160 million civil money penalty. The Company expects to satisfy this obligation by providing consumer relief and certain cash payments as contemplated by the settlement

Notes to Consolidated Financial Statements (Unaudited), continued

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
Separately, on April 25, 2012, the Company was informed of the commencement of an investigation by the HUD OIG relating to STM's origination practices for FHA loans. Since that time, STM has provided documents as part of the investigation. During the first quarter of 2013, the HUD OIG, together with the U.S. DOJ (collectively, the “Government”), advised STM of their preliminary investigation findings, including alleged violations of the False Claims Act. Throughout 2013, the Government and the Company engaged in discussions that accelerated in the third quarter and resulted in agreements in principle to resolve certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012. Pursuant to these two combined agreements in principle, the Company committed to provide $500 million of consumer relief, to make a $468 million cash payment, and to implement certain mortgage servicing standards. The financial statements at March 31, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments.
The Company continues to negotiate definitive settlement terms for each of these matters and, therefore, the final terms of the consumer relief loss mitigation and lending offerings through which the Company will meet these consumer obligations could be subject to material changes or refinements. Even with the settlements, the Company faces the risk of being unable to meet certain consumer relief commitments, resulting in increased costs to resolve this matter. While the Company does not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on its future financial results, this expectation is based on anticipated scope and requirements of the definitive agreements which the parties have not finalized. The parties also have not reached a definitive agreement regarding the scope of matters which might be excluded from the settlement and the Company cannot estimate its potential liability for such matters.

DOJ Investigation of GSE Loan Origination Practices
In January 2014, the DOJ notified STM of an investigation regarding the origination and underwriting of single family residential mortgage loans sold by STM to Fannie Mae and Freddie Mac. STM continues to cooperate with the investigation. The DOJ and STM have not yet engaged in any dialogue about how this matter may proceed and no allegations have been raised against STM.

Mortgage Modification Investigation
STM has been cooperating with the United States Attorney's Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. More specifically, the Western District's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. STM believes that it has substantial defenses to the asserted allegations. While no determinations have been made, the Western District and STM are engaged in dialogue about potential resolution of the matter, and the Western District has indicated that they may pursue some form of action to impose substantial penalties on STM. Settlement of the matter will depend on the parties reaching mutual agreement on the terms of resolution, and no assurances can be given at this time that an acceptable settlement agreement will be reached.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC. ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC., alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The Company filed a motion to dismiss, which is pending.

Notes to Consolidated Financial Statements (Unaudited), continued

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in three putative class actions similar to those that other financial institutions are facing which allege that the Company acted improperly in connection with the practice of force placing homeowners’ insurance in certain instances. Generally, the plaintiffs in these actions allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM has filed a motion to dismiss and a motion to transfer the case. The Court granted the motion to transfer this case to the Southern District of Florida.

SunTrust Mortgage, Inc. v. United Guaranty Residential Insurance Company of North Carolina
STM filed suit in the Eastern District of Virginia in July 2009 against United Guaranty Residential Insurance Company of North Carolina (“UGRIC”) seeking payment of denied MI claims on second lien mortgages. STM's claims were in two counts. Count One involved a common reason for denial of claims by UGRIC for a group of loans. Count Two involved a group of loans with individualized reasons for the claim denials asserted by UGRIC. UGRIC counterclaimed for declaratory relief involving interpretation of the insurance policy with respect to certain caps on the amount of claims covered and whether STM was obligated to continue to pay premiums after any caps were met. The Court granted STM's motion for summary judgment as to liability on Count One and, after a trial on damages, awarded STM $34 million along with $6 million in prejudgment interest on August 19, 2011. The Court stayed Count Two pending final resolution of Count One. On September 13, 2011, the Court awarded an additional $5 million to the Count One judgment for fees on certain issues. On UGRIC's counterclaim, the Court agreed that UGRIC's interpretation was correct regarding STM's continued obligations to pay premiums in the future after coverage caps are met. However, on August 19, 2011, the Court found for STM on its affirmative defense that UGRIC can no longer enforce the contract due to its prior breaches and, consequently, denied UGRIC's request for a declaration that it was entitled to continue to collect premiums after caps are met.
On February 1, 2013, the Fourth Circuit Court of Appeals (i) upheld the judgment to STM of $45 million ($34 million in claims, $6 million in interest, and $5 million in additional fees); and (ii) vacated the ruling in STM's favor regarding the defense STM asserted to UGRIC's claim that STM owes continued premium after the caps are reached. On February 15, 2013, UGRIC filed a motion asking the Fourth Circuit Court of Appeals to re-hear its appeal. This request was denied on March 4, 2013. Upon return of the case, on March 13, 2014, the District Court denied UGRIC's counterclaim for a declaration that SunTrust continued to owe future premiums on the underlying insurance policy. UGRIC has filed an appeal of this decision in the Fourth Circuit Court of Appeals.

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

NOTE 15 - BUSINESS SEGMENT REPORTING

The Company has three segments used to measure business activity: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. The business segments are determined based on the products and services provided or the type of client served, and they reflect the manner in which financial information is evaluated by management. During the second quarter of 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, and all periods presented in the tables below reflect

Notes to Consolidated Financial Statements (Unaudited), continued

this transfer. The following is a description of the segments and their composition, which reflects the transfer of branch-managed business banking clients.

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

•
Commercial & Business Banking offers an array of traditional banking products and investment banking services as needed by Commercial clients with annual revenues generally from $1 million to $150 million as well as the dealer services (financing dealer floor plan inventories) and not-for-profit and government sectors.

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

•
RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity and fixed income capabilities. These boutiques include Ceredex Value Advisors, Certium Asset Management, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments. On December 11, 2013, the Company announced that it had reached a definitive agreement to sell RidgeWorth to an investor group led by a private equity fund managed by Lightyear Capital LLC. The sale is expected to close during the second quarter of 2014. The sale is subject to various customary closing conditions including consents of certain RidgeWorth investment advisory clients. RidgeWorth results are included in the Wholesale Banking Segment and will continue to be reported as part of Wholesale Banking until the sale closes.

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

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management.
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

•
Provision for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to each segment's quarterly change in the allowance for loan and lease losses and unfunded commitment reserve balances.

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. Prior year results have been restated to reflect the new provision for credit losses methodology.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended March 31, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$46,943	$70,467	$31,550	$25,192	$2,819	$176,971
Average total liabilities	85,374	49,091	2,435	18,400	(56)	155,244
Average total equity	—	—	—	—	21,727	21,727

Statements of Income:
Net interest income	$641	$403	$134	$74	($48)	$1,204
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	641	437	134	75	(48)	1,239
Provision for credit losses [2]	53	23	26	—	—	102
Net interest income after provision for credit losses	588	414	108	75	(48)	1,137
Total noninterest income	361	322	100	12	(4)	791
Total noninterest expense	709	455	187	10	(4)	1,357
Income before provision/(benefit) for income taxes	240	281	21	77	(48)	571
Provision/(benefit) for income taxes [3]	88	91	6	(1)	(24)	160
Net income including income attributable to noncontrolling interest	152	190	15	78	(24)	411
Net income attributable to noncontrolling interest	—	1	—	5	—	6
Net income	$152	$189	$15	$73	($24)	$405

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,376	$65,407	$33,185	$26,272	$1,568	$171,808
Average total liabilities	85,786	46,806	4,337	13,890	(128)	150,691
Average total equity	—	—	—	—	21,117	21,117

Statements of Income/(loss):
Net interest income	$649	$389	$127	$85	($29)	$1,221
FTE adjustment	—	29	—	1	—	30
Net interest income - FTE [1]	649	418	127	86	(29)	1,251
Provision for credit losses [2]	92	56	64	(1)	1	212
Net interest income after provision for credit losses	557	362	63	87	(30)	1,039
Total noninterest income	357	306	198	4	(2)	863
Total noninterest expense	704	380	269	1	(1)	1,353
Income/(loss) before provision/(benefit) for income taxes	210	288	(8)	90	(31)	549
Provision/(benefit) for income taxes [3]	77	93	(4)	28	(3)	191
Net income/(loss) including income attributable to noncontrolling interest	133	195	(4)	62	(28)	358
Net income attributable to noncontrolling interest	—	4	—	2	—	6
Net income/(loss)	$133	$191	($4)	$60	($28)	$352

1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to quarterly changes in the allowance for loan and lease losses and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

	Three Months Ended March 31
	2014			2013
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense)/Benefit	After-tax Amount
AOCI, beginning balance	($442)	$153	($289)	$506	($197)	$309
Unrealized gains/(losses) on AFS securities:
Unrealized net gains/(losses)	170	(63)	107	(113)	41	(72)
Less: Reclassification adjustment for realized net losses/(gains)	1	—	1	(2)	1	(1)
Unrealized gains on cash flow hedges:
Unrealized net gains	23	(9)	14	1	(1)	—
Less: Reclassification adjustment for realized net gains	(102)	38	(64)	(114)	43	(71)
Change related to employee benefit plans	49	(18)	31	32	(12)	20
AOCI, ending balance	($301)	$101	($200)	$310	($125)	$185
The reclassification from AOCI consisted of the following:

(Dollars in millions)	Three Months Ended March 31		Affected line item in the Consolidated Statements of Income
Details about AOCI components	2014	2013
Realized losses/(gains) on AFS securities:
	$1	($2)	Net securities (losses)/gains
	—	1	Provision for income taxes
	$1	($1)
Gains on cash flow hedges:
	($102)	($114)	Interest and fees on loans
	38	43	Provision for income taxes
	($64)	($71)
Change related to employee benefit plans:
Amortization of actuarial losses	$3	$6	Employee benefits
	46	26	Other assets/other liabilities [1]
	49	32
	(18)	(12)	Provision for income taxes
	$31	$20
1 This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 10, "Employee Benefit Plans" to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding: (1) efficiency goals; (2) future improvements to asset quality and the contribution of such improvement to net income; (3) future levels of net interest margin, net interest income, swap income, asset sensitivity, mortgage production volume and mortgage production related income, credit-related costs, other real estate expense, gains on sale of other real estate, NPLs, net charge-offs, the liability for UTBs; the level of future re-defaults of modified loans; the size and composition of the investment portfolio; (4) the impacts of future loan growth; (5) the expected contributions of purchase activity and refinance activity to mortgage production related income; (6) future rate of branch reductions; (7) future drivers of improvements to early stage delinquencies; (8) future impacts to Tier 1, Tier 2 and Total Capital as a result of regulatory impacts to the capital treatment of certain of our trust preferred securities; (9) the future impact on us of the Federal Reserve’s LCR requirement; (10) our expectation that we will reach a final agreement in connection with the Mortgage Servicing Settlement, and our related assumptions about the number and type of restructuring methods for consumer clients; and (11) the Company’s expectation that will complete the implementation of the new Internal Control - Integrated Framework, issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission prior to the compliance deadline of December 2014; are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of NPAs are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans, and may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we are subject to risks related to delays in the foreclosure process; we face risks related to recent mortgage settlements; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses both through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia, and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. Within each of our businesses, we have growth strategies both within our Southeastern and Mid-Atlantic footprint and targeted national markets. See Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset management, securities brokerage, and capital market services.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other information contained in this document and our 2013 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present certain non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Economic and regulatory
Gradual improvement in economic activity and labor market conditions continued during the first quarter of 2014, as consumer confidence moderately increased from year end, stock markets remained near year end highs, housing markets continued to improve, and the unemployment rate gradually declined. Consumer confidence rose in January and remained high during the quarter, due in part to the Federal Reserve's continued accommodative monetary policy, including low short-term borrowing rate targets, that was affirmed by the new leadership at the Federal Reserve. The unemployment rate was slightly below 7% at March 31, 2014, a modest improvement from the 7% reported at year end. The housing market that strengthened in 2013 was stable during the first quarter as home prices continued to appreciate and new home sales and housing starts remained at the improved levels seen in 2013. However, the rise in mortgage interest rates that began in the second quarter of 2013 resulted in the continued decline in refinancing activity. Overall, the macroeconomic environment remained unsettled during the quarter and the pace of the economic recovery remains slow and uneven.
The Federal Reserve continues to maintain a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. The Federal Reserve indicated that it would again modestly reduce its pace of Treasury and agency MBS purchases beginning in April 2014 in light of cumulative progress in unemployment and labor market conditions. The Federal Reserve also indicated that a further reduction of its asset purchases was likely with continued improving labor market and economic indicators, but that its asset purchases are not on a preset course and the decision to moderate purchases further will be contingent on its outlook for the labor market and inflation as well as the potential effects of further moderating purchases. The Federal Reserve indicated that, in its view, its sizable and still increasing holdings of longer-term government securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and foster more accommodative financial conditions. The Federal Reserve outlook continues to include economic growth that will strengthen from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing longer-term inflation.
Capital
During the first quarter of 2014, we announced capital plans upon completion of the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Our capital plans include repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. Specifically, the Board has approved the repurchase of up to $450 million of our outstanding common stock between the second quarter of 2014 and the first quarter of 2015, as well as a common stock dividend in the second quarter of $0.20 per common share, which reflects an increase from the current $0.10 per common share. During the first quarter of 2014, we repurchased $50 million of our outstanding common stock, which completed our authorized share repurchases in conjunction with the 2013 capital plan.

At March 31, 2014 our capital ratios were well above the requirements to be considered “well capitalized” according to current and expected future regulatory standards. Our Tier 1 common equity ratio was 9.90% at March 31, 2014, compared to 9.82% at December 31, 2013. The increase in the ratio compared to year end was primarily due to an increase in common equity driven by net income during the quarter, partially offset by an increase in RWA as a result of loan growth and an increase in unused lending commitments. Our Tier 1 capital and total capital ratios were 10.88% and 12.81%, respectively, at March 31, 2014 compared to 10.81% and 12.81%, respectively, at December 31, 2013. See additional discussion of our capital in the “Capital Resources” section of this MD&A.
The Federal Reserve published final rules on October 11, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015. Based on our current and ongoing analysis of the final rules, we estimate our current Basel III CET 1 ratio, on a fully phased-in basis, to be approximately 9.7%, which would be in compliance with the capital requirements. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion of Basel III in the "Capital Resources" section of this MD&A.

Financial performance
Disciplined expense management, credit quality improvement, and loan growth drove improvement in our earnings during the first quarter of 2014 compared to the first quarter of 2013. Net income available to common shareholders during the first quarter of 2014 was $393 million, or $0.73 per average diluted common share, compared to $340 million, or $0.63 per average diluted common share during the prior year quarter. Total revenue declined moderately, driven by a decline in mortgage production income due to lower refinance activity; however, offsetting the decline was a 52% decline in provision for credit losses, as well as reductions in credit-related costs and the provision for income taxes.

Total revenue declined compared to the first quarter of 2013 as a result of declines in both net interest income and noninterest income. Net interest income decreased 1% compared to the first quarter of 2013, primarily due to the continued low interest rate environment, resulting in a decline in net interest margin of 14 basis points. The impact of lower rates earned on average earning assets was partially offset by higher average earning assets and lower rates paid on average interest-bearing liabilities. Noninterest income decreased 8% compared to the same period in 2013 primarily due to lower mortgage production income, partially offset by higher investment banking, wealth management, and mortgage servicing related income.
Our asset quality metrics continued to improve during the first quarter of 2014, as NPLs, NPAs, and net charge-offs all declined to their lowest levels in over seven years. Total NPLs declined 5% compared to December 31, 2013, driven by reduced inflows into nonaccrual and continuing resolution of problem loans. Reductions in NPLs continue to be driven by declines in C&I and residential loans. OREO is at the lowest level since 2006, declining 11% compared to year end, to $151 million at March 31, 2014, primarily driven by decreased inflows and sales of existing properties. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, declined during the first quarter, both in total and when excluding government-guaranteed loan delinquencies. The improvement in these credit metrics was the result of positive trends in our loan portfolios due to lower delinquencies and loss severities, and higher prices upon disposition of foreclosed assets.
At March 31, 2014, the ALLL was 1.58% of total loans, a decline of 2 basis points compared to December 31, 2013. The provision for loan losses decreased 48% and net charge-offs decreased 51% during the first quarter of 2014 compared to the first quarter of 2013, both as a result of improved credit quality. Annualized net charge-offs to total average loans was 0.35% during the first quarter of 2014 compared to 0.76% during the first quarter of 2013, a decline of 41 basis points driven by improved asset quality that resulted in a decline in charge-offs within each segment. Going forward, we expect continued, but moderating, improvements in asset quality primarily driven by residential loans. However, as we have experienced in the past two quarters, positive loan growth may offset the effects of future asset quality improvements and may impact the amount of our loan loss provision. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans increased 2% during the first quarter of 2014 compared to the fourth quarter of 2013. Growth was broad-based across most loan categories, though it was principally driven by increases of 11% and 4% in our CRE and C&I portfolios, respectively. The increase in average loans was driven by our corporate banking expansion initiatives, our commercial auto dealer group, a portfolio acquisition in our CRE portfolio, growth across most of the CIB portfolio, and growth in institutional lending. Compared to the first quarter of 2013, average loans increased 6% with broad-based growth across most loan portfolios, most notably in our CRE, C&I, and nonguaranteed residential mortgage portfolios, which increased 37%, 8%, and 7%, respectively. Growth from our Lightstream consumer online business also contributed to the increase in average loans. Overall, loan growth was solid this quarter as we continue to execute across targeted growth initiatives and as economic indicators continue to improve.
Average consumer and commercial deposits increased 1% during the first quarter as continued growth in lower-cost deposits was partially offset by declines in higher cost time deposits. Specifically, average lower-cost account balances increased $1.3 billion, or 1%, and was primarily a result of an increase in interest-bearing transaction and savings account deposits, while average time deposits declined $399 million, or 3%, during the first quarter of 2014 compared to the fourth quarter of 2013. Compared to the first quarter of 2013, average consumer and commercial deposits increased 1%, as a result of the continued growth in lower cost deposits and decline in higher cost deposits. The shift in consumer and commercial deposit mix resulted in a 6 basis point reduction in interest-bearing deposit costs during the first quarter of 2014 compared to the first quarter of 2013. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.
Total revenue, on an FTE basis, declined 4% during the first quarter of 2014 compared to the first quarter of 2013. The decrease was driven by a decline in mortgage production income due to lower refinance activity, as well as lower net interest income. The decrease in net interest income of 1%, on an FTE basis, was primarily attributable to lower loan yields and reduced commercial loan swap-related income, partially offset by increased securities AFS yields, average performing loan growth of 7%, and lower deposit costs. Our net interest margin was 3.19% during the first quarter of 2014, a decrease of 14 basis points, compared to 3.33% during the first quarter of 2013. The decline in net interest margin was due to the same factors as noted in the decline in net interest income. Noninterest income decreased 8% compared to the first quarter of 2013, driven by a reduction in mortgage production income due to a 65% decline in production volume and a decline in gain on sale margins. Partially offsetting the decrease was higher mortgage servicing, investment banking, and wealth management related income. Looking forward, we expect the net interest margin to decline further throughout 2014, but we expect the decline in full year 2014 net interest margin compared to 2013 to be less than the decline in 2013 compared to 2012. See additional discussion related to revenue, net interest income and margin, and noninterest income in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A.
Noninterest expense was stable during the quarter compared to the first quarter of 2013, and included higher employee compensation and benefits expense, as well as a $36 million charge related to the impairment of certain legacy affordable housing assets based on strategic decisions to sell those assets. Offsetting these increases were declines in most expense categories due to a continued focus on expense management and reductions in credit-related costs driven by lower expenses associated with legacy mortgage matters, alongside continued improvements in the overall asset quality of our loan portfolio. Our tangible efficiency ratio for the quarter increased to 66.7% compared to 63.7% in the first quarter of 2013. The increase is due to the decline in total revenue, namely mortgage production income, and the $36 million affordable housing impairment recognized in the current quarter. We continue to target an adjusted tangible efficiency ratio of less than 64% for the full year of 2014, and our long-term tangible efficiency ratio target continues to be below 60%. The lower provision for income taxes was due primarily to favorable discrete items impacting the current quarter.
Business segments highlights
We have generated solid momentum in our businesses, though some of it is masked by broader industry headwinds including the persistently low rate environment and the rapid decline in home refinance activity. However, our markets are exhibiting favorable macroeconomic trends and housing continues to improve. Furthermore, we are continuing to make targeted investments in our businesses to drive growth as we move beyond the challenging revenue environment.

Net income improved during the first quarter of 2014 in Consumer Banking and Private Wealth Management compared to the first quarter of 2013. An improvement in credit quality, most notably in our home equity portfolio as a result of a strengthening housing market, drove a 42% decrease in the provision for credit losses. This meaningful reduction in the provision for credit losses offset slightly lower revenue to drive the 14% increase in net income. The decrease in revenue compared to the first quarter of 2013 was driven by declines in service charges and net interest income, largely offset by an approximate 10% increase in wealth management income in part due to our investments to help us meet more of our clients’ wealth and investment needs. Furthermore, our continued focus on our consumer lending platform drove the 17% increase in consumer loan production and helped offset legacy asset runoff. Additionally, we have increased our investment in digital capabilities to meet our clients' needs, which has allowed us to create a more efficient branch network and staffing model. Going forward, we expect continued rationalization, with additional net reductions in our branch network, but at a slower rate than what we accomplished over the past two years, particularly given the importance of a branch in client acquisition and account opening.

Wholesale Banking continued the momentum from 2013 with another strong quarter that included revenue growth and a reduction of provision for credit losses compared to the first quarter of 2013. Further credit quality improvement during the first quarter of 2014, particularly in our CRE portfolio, drove a 59% decrease in the provision for credit losses compared to the first quarter of 2013. This decrease in the provision for credit losses combined with an increase in revenue helped largely offset higher noninterest expense due to increased personnel expense associated with increased staffing levels, an incentive accrual reversal in the first quarter of 2013, and the aforementioned affordable housing impairment of $36 million. Total revenue was higher for the first quarter of 2014 compared to the first quarter of 2013, due to 5% increases in noninterest income and net interest income. Higher investment banking income, driven by strong growth in our syndications, M&A advisory, and equity businesses, led to the increase in noninterest income, while the increase in net interest income was driven by average loan growth of 12%, partially offset by continuing declines in loan yields. Loan growth was broad-based, led by further growth in commercial real estate and our commercial dealer group, along with our large corporate lending areas, most notably in our energy and financial technology industry lending. Net income was relatively stable compared to the first quarter of 2013; however, pre-tax income in the first quarter of 2014 was impacted by the $36 million affordable housing impairment charge in the current quarter. Overall, our pipelines continue to be healthy, giving us confidence in Wholesale loan growth prospects in 2014. However, competition remains high, which may lead to further pricing pressure for us and the industry. We continue to make investments in the business to better meet the array of our clients’ needs and augment our capabilities. Looking at the remainder of 2014, we are optimistic about the prospects of our Wholesale business, as we continue to better leverage the full platform of our product capabilities for our client base.

In October of 2013, we outlined our intent to reduce core expenses in Mortgage Banking by approximately $50 million a quarter by the second quarter of 2014 and execution of those initiatives helped drive profitability in Mortgage Banking during the first quarter of 2014, resulting in net income of $15 million compared to a net loss of $4 million during the first quarter of 2013. Reductions in noninterest expense and provision for credit losses of 30% and 59%, respectively, compared to the first quarter of 2013, more than offset lower revenue. Noninterest expense decreased primarily due to the aforementioned core expense reduction initiatives and continued lower credit-related costs, while the lower provision for credit losses was attributable to the ongoing improvement in credit quality of our residential mortgage portfolio. Revenue was lower compared to the first quarter of 2013, as a 6% increase in net interest income was offset by a decline in noninterest income due to a 65% decline in production volume and lower gain on sale margins, partially offset by higher servicing income. Our refinance activity continued to decline in 2014, as expected, driving the lower production volume and production income compared to the first quarter of 2013. We expect further growth in our purchase volume, although it is not expected to offset the decline in refinance activity we experienced over the past year. On a near-term basis, we anticipate an increase in production volume as we enter the spring/summer selling season, though inventory levels in our markets are somewhat limited, which could have an impact on volume and margins.

Additional information related to our segments can be found in Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first quarter of March 31, 2014 and 2013, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA		Table 1
	Three Months Ended March 31
(Dollars in millions, except per share data)	2014	2013
Summary of Operations:
Interest income	$1,336	$1,359
Interest expense	132	138
Net interest income	1,204	1,221
Provision for credit losses	102	212
Net interest income after provision for credit losses	1,102	1,009
Noninterest income	791	863
Noninterest expense [1]	1,357	1,353
Income before provision for income taxes	536	519
Provision for income taxes [1]	125	161
Net income attributable to noncontrolling interest	6	6
Net income	$405	$352
Net income available to common shareholders	$393	$340
Net interest income - FTE [2]	$1,239	$1,251
Total revenue - FTE [2]	2,030	2,114
Total revenue - FTE, excluding net securities losses/(gains) [2]	2,031	2,112
Net income per average common share:
Diluted	0.73	0.63
Basic	0.74	0.64
Dividends paid per average common share	0.10	0.05
Book value per common share	39.44	37.89
Tangible book value per common share [3]	27.82	26.33
Selected Average Balances:
Total assets	$176,971	$171,808
Earning assets	157,343	152,471
Loans	128,525	120,882
Consumer and commercial deposits	128,396	127,655
Brokered time and foreign deposits	2,013	2,170
Total shareholders’ equity	21,727	21,117
Average common shares - diluted (thousands)	536,992	539,862
Average common shares - basic (thousands)	531,162	535,680
Financial Ratios (Annualized):
ROA	0.93%	0.83%
ROE	7.59	6.77
ROTCE [3]	10.78	9.88
Net interest margin - FTE [2]	3.19	3.33
Efficiency ratio [5]	66.83	63.97
Tangible efficiency ratio [6]	66.65	63.68
Total average shareholders’ equity to total average assets	12.28	12.29
Tangible equity to tangible assets [7]	9.01	9.00
Capital Adequacy
Tier 1 common equity	9.90%	10.13%
Tier 1 capital	10.88	11.20
Total capital	12.81	13.45
Tier 1 leverage	9.57	9.26

SELECTED QUARTERLY FINANCIAL DATA, continued
	Three Months Ended March 31
(Dollars in millions, except per share data)	2014	2013
Reconcilement of Non-U.S. GAAP Measures
Efficiency ratio [5]	66.83%	63.97%
Impact of excluding amortization of intangible assets	(0.18)	(0.29)
Tangible efficiency ratio [6]	66.65%	63.68%

ROE	7.59%	6.77%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average shareholders' equity	3.19	3.11
ROTCE [4]	10.78%	9.88%

Net interest income	$1,204	$1,221
Taxable-equivalent adjustment	35	30
Net interest income - FTE [2]	1,239	1,251
Noninterest income	791	863
Total revenue - FTE [2]	2,030	2,114
Securities losses/(gains), net	1	(2)
Total revenue - FTE excluding securities losses/(gains), net [2]	$2,031	$2,112

	March 31, 2014	March 31, 2013
Total shareholders’ equity	$21,817	$21,194
Goodwill, net of deferred taxes [8]	(6,184)	(6,200)
Other intangible assets, net of deferred taxes, and MSRs [9]	(1,281)	(1,071)
MSRs	1,251	1,025
Tangible equity	15,603	14,948
Preferred stock	(725)	(725)
Tangible common equity	$14,878	$14,223

Total assets	$179,542	$172,435
Goodwill	(6,377)	(6,369)
Other intangible assets including MSRs	(1,282)	(1,076)
MSRs	1,251	1,025
Tangible assets	$173,134	$166,015
Tangible equity to tangible assets [7]	9.01%	9.00%
Tangible book value per common share [3]	$27.82	$26.33

Total loans	$129,196	$120,804
Government guaranteed loans	(8,828)	(9,205)
Loans held at fair value	(299)	(360)
Total loans, excluding government guaranteed and fair value loans	$120,069	$111,239
Allowance to total loans, excluding government guaranteed and fair value loans [10]	1.70%	1.93%

(Dollars in billions)	March 31, 2014	December 31, 2013
Reconciliation of Common Equity Tier 1 Ratio
Tier 1 Common Equity - Basel I	$14.9	$14.6
Adjustments from Basel I to Basel III [11]	—	—
CET 1 - Basel III [12]	14.9	14.6

RWA - Basel I	$150.4	$148.7
Adjustments from Basel I to Basel III [13]	3.0	3.9
RWA - Basel III [12]	153.4	152.6
Resulting regulatory capital ratios:
Basel I - Tier 1 common equity ratio	9.9%	9.8%
Basel III - CET 1 ratio [12]	9.7	9.6
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense.
2 We present net interest income, net interest margin, and total revenue on an FTE basis and total revenue - FTE excluding net securities losses/(gains). Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income - FTE adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also believe that revenue without net securities losses/(gains) is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
3 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
4 We present ROTCE to exclude intangible assets (net of deferred taxes), except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets (net of deferred taxes), except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
5 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
6 We present a tangible efficiency ratio which excludes the amortization of intangible assets. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
7 We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
8 Net of deferred taxes of $193 million and $169 million at March 31, 2014 and 2013, respectively.
9 Net of deferred taxes of $1 million and $5 million at March 31, 2014 and 2013, respectively.
10 We present a ratio of allowance to total loans, excluding government guaranteed and fair value loans, to exclude loans from the calculation that are held at fair value with no related allowance and loans guaranteed by a government agency that do not have an associated allowance recorded due to nominal risk of principal loss.
11 Primarily relates to the improved treatment of mortgage servicing assets essentially offset by certain disallowed DTAs.
12 The Basel III calculations of CET 1, RWA, and the CET 1 ratio are based upon our current interpretation of the final Basel III rules published by the Federal Reserve during October 2013, on a fully phased in basis.
13 The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for certain commercial loans, unfunded commitments, and mortgage servicing assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease)
	March 31, 2014			March 31, 2013
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$58,287	$538	3.74%	$53,763	$556	4.20%	$4,524	(0.46)
CRE	5,616	41	2.93	4,092	35	3.50	1,524	(0.57)
Commercial construction	894	7	3.31	663	6	3.75	231	(0.44)
Residential mortgages - guaranteed	3,351	30	3.62	4,079	27	2.62	(728)	1.00
Residential mortgages - nonguaranteed	23,933	242	4.05	22,386	238	4.25	1,547	(0.20)
Home equity products	14,516	129	3.59	14,363	129	3.64	153	(0.05)
Residential construction	485	5	4.40	615	7	4.61	(130)	(0.21)
Guaranteed student loans	5,523	50	3.70	5,397	52	3.92	126	(0.22)
Other direct	2,959	31	4.25	2,398	26	4.43	561	(0.18)
Indirect	11,299	91	3.25	10,996	96	3.53	303	(0.28)
Credit cards	716	17	9.56	617	15	9.52	99	0.04
Nonaccrual [3]	946	5	1.98	1,513	11	2.91	(567)	(0.93)
Total loans	128,525	1,186	3.74	120,882	1,198	4.02	7,643	(0.28)
Securities AFS:
Taxable	22,422	150	2.68	22,209	140	2.53	213	0.15
Tax-exempt - FTE [2]	264	3	5.25	294	4	5.22	(30)	0.03
Total securities AFS - FTE	22,686	153	2.71	22,503	144	2.57	183	0.14
Fed funds sold and securities borrowed or purchased under agreements to resell	978	—	—	1,092	—	0.04	(114)	(0.04)
LHFS	1,450	15	4.05	3,752	31	3.29	(2,302)	0.76
Interest-bearing deposits	22	—	0.13	21	—	0.13	1	—
Interest earning trading assets	3,682	17	1.87	4,221	16	1.53	(539)	0.34
Total earning assets	157,343	1,371	3.53	152,471	1,389	3.70	4,872	(0.17)
ALLL	(2,037)			(2,178)			141
Cash and due from banks	5,436			4,462			974
Other assets	14,827			14,300			527
Noninterest earning trading assets and derivatives	1,299			1,959			(660)
Unrealized gains on securities available for sale	103			794			(691)
Total assets	$176,971			$171,808			$5,163
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$27,707	$5	0.07%	$26,383	$5	0.08%	$1,324	(0.01)
Money market accounts	42,755	13	0.12	42,995	15	0.15	(240)	(0.03)
Savings	6,035	—	0.04	5,527	1	0.06	508	(0.02)
Consumer time	8,318	22	1.08	9,421	27	1.16	(1,103)	(0.08)
Other time	4,533	13	1.19	5,245	18	1.37	(712)	(0.18)
Total interest-bearing consumer and commercial deposits	89,348	53	0.24	89,571	66	0.30	(223)	(0.06)
Brokered time deposits	2,012	12	2.31	2,087	13	2.61	(75)	(0.30)
Foreign deposits	1	—	0.60	83	—	0.15	(82)	0.45
Total interest-bearing deposits	91,361	65	0.29	91,741	79	0.35	(380)	(0.06)
Funds purchased	989	—	0.08	716	—	0.11	273	(0.03)
Securities sold under agreements to repurchase	2,202	1	0.10	1,705	1	0.19	497	(0.09)
Interest-bearing trading liabilities	699	5	2.74	723	4	2.21	(24)	0.53
Other short-term borrowings	5,588	3	0.24	3,721	3	0.29	1,867	(0.05)
Long-term debt	11,367	58	2.05	9,357	51	2.22	2,010	(0.17)
Total interest-bearing liabilities	112,206	132	0.48	107,963	138	0.52	4,243	(0.04)
Noninterest-bearing deposits	39,048			38,084			964
Other liabilities	3,524			4,016			(492)
Noninterest-bearing trading liabilities and derivatives	466			628			(162)
Shareholders’ equity	21,727			21,117			610
Total liabilities and shareholders’ equity	$176,971			$171,808			$5,163
Interest Rate Spread			3.05%			3.17%		(0.12)
Net interest income - FTE [4]		$1,239			$1,251
Net Interest Margin [5]			3.19%			3.33%		(0.14)
1 Interest income includes loan fees of $44 million and $27 million for the three months ended March 31, 2014 and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $35 million and $30 million for the three months ended March 31, 2014 and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments that manage our interest-sensitivity position increased net interest income $110 million and $119 million for the three months ended March 31, 2014 and 2013, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Net interest income on an FTE basis was $1.2 billion during the first quarter of 2014, a decrease of $12 million, or 1%, compared to the first quarter of 2013. The decrease was primarily due to a decline in net interest margin, partially offset by average performing loan growth and a continued favorable shift in deposit mix. Net interest margin decreased 14 basis points to 3.19% during the first quarter of 2014, compared to 3.33% during the first quarter of 2013 primarily due to the continued low interest rate environment and lower commercial loan swap-related income resulting in lower earning asset yields. These declines were partially offset by lower rates paid on interest-bearing liabilities.
Average earning assets increased $4.9 billion, or 3%, during the first quarter of 2014 compared to the first quarter of 2013, driven by an increase of $7.6 billion, or 6%, in average loans, partially offset by a $2.3 billion, or 61%, reduction in average LHFS. The increase in average loans was broad-based across most loan categories, primarily driven by targeted growth in C&I loans of $4.5 billion, or 8%, CRE loans of $1.5 billion, or 37%, and nonguaranteed residential mortgages of $1.5 billion, or 7%, compared to the first quarter of 2013. Average LHFS decreased due to lower mortgage production volume, while average nonaccrual loans declined 37% compared to the same period in 2013, driven by ongoing credit quality improvement.
Yields on average earning assets declined 17 basis points to 3.53% during the first quarter of 2014, compared to 3.70% during the first quarter of 2013. The yield on our loan portfolio during the first quarter of 2014 was 3.74%, a decrease of 28 basis points compared to the first quarter of 2013, driven by a decline in commercial loan swap-related income and the continued low interest rate environment. The securities AFS portfolio yielded 2.71% during the first quarter of 2014, up 14 basis points compared to the first quarter of 2013. The yield increase for securities AFS was primarily driven by lower paydowns during the first quarter of 2014 and the related impact on amortization of MBS securities.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At March 31, 2014, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.1 billion, compared to $17.3 billion at December 31, 2013. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps declined to $102 million during the first quarter of 2014 compared to $114 million during the first quarter of 2013. The $12 million decline was primarily due to a decline in income from the maturity of $2.1 billion of active swaps during 2013 and $2.0 billion of previously terminated swaps that reached their original maturity date during 2013. During the first quarter of 2014, we terminated $1.7 billion of active swaps. However, we added $2.5 billion of new pay variable-receive fixed commercial loan swaps during the first quarter of 2014 after interest rates increased, which aided net interest income during the quarter. As we manage our interest rate risk we may purchase additional and/or terminate existing interest rate swaps. Our notional balance of active swaps will begin to mature in the second quarter of 2014 with remaining maturities through 2019, absent any additions or terminations. The average maturity of our active swap notional balances at March 31, 2014 was 1.7 years, and $14.5 billion of our active swap notional balances will mature by December 31, 2016. As the swap balances mature, the interest income from the swap balances is expected to decline and our overall asset sensitivity position is expected to increase, which is a part of our balance sheet management strategy over the medium term.
The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the swap portfolio is 1.86%. Estimated income of these swaps is included in the table below and is based on the assumption of unchanged LIBOR rates relative to March 31, 2014, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates, as the interest rate environment may change, we may purchase additional swaps, and/or we may terminate existing swaps.

		Table 3

	Ending Notional Balance of Active Swaps (in billions)	Estimated Net [1] Interest Income Related to Swaps (in millions)
Second Quarter 2014	$16.9	$102
Third Quarter 2014	16.9	95
Fourth Quarter 2014	13.4	81
As of and for the year ended December 31, 2015	7.5	139
1 Includes estimated interest income related to active and terminated/de-designated swaps. See Note 11, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional swap information.

Average interest-bearing liabilities increased $4.2 billion, or 4%, during the first quarter of 2014 compared to the same period in the prior year, and average rates on interest-bearing liabilities were 0.48% during the first quarter of 2014, a decrease of 4 basis points compared to the first quarter of 2013. The average balance increase was predominantly a result of a $2.0 billion, or 21%, increase in average long-term debt, a $1.9 billion, or 50%, increase in average other short-term borrowings, and a $1.6 billion, or 2%, increase in average lower cost deposits. These increases were partially offset by a decrease of $1.8 billion, or 12%, in average higher-cost time deposits. The increase in average long-term debt was attributable to our January 2014 issuances under our Global Bank Note program of $250 million of 3-year floating rate senior notes, which pay a floating coupon rate of 3-month LIBOR plus 44 basis points, and $600 million of 3-year senior notes that pay a fixed annual coupon rate of 1.35%. Additionally, two senior note issuances during 2013 totaling approximately $1.4 billion also contributed to the increase in average long-term debt during the first quarter of 2014 compared to the first quarter of 2013. Subsequent to quarter end, we issued $650 million of 5-year senior notes. The notes pay a fixed annual coupon rate of 2.50% and will mature on May 1, 2019. We may call the notes beginning on April 1, 2019. The increase in average other short-term borrowings was driven by a $1.8 billion increase in average short-term FHLB advances. See additional information regarding short-term borrowings and long-term debt in the "Borrowings" section of this MD&A.

The 4 basis point reduction in average interest-bearing liability costs during the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a 17 basis point decline in rates paid on long-term debt, driven by the aforementioned issuances, and a 6 basis point decline in rates paid on total interest bearing deposits. The decline in the overall average rate paid on total deposits was a result of the improved funding mix driven by the shift from higher cost deposit products to lower cost deposit products as well as a reduction in rates paid on lower cost deposits.
During the first quarter of 2014, the interest rate environment was characterized by a steepening in the yield curve compared to the same period in 2013, as rates at the long end of the yield curve increased. More specifically, for the three months ended March 31, 2014, benchmark rates were as follows compared to the same period in 2013: one-month LIBOR averaged 0.16%, a decrease of 4 basis points, three-month LIBOR averaged 0.24%, a decrease of 5 basis points, five-year swaps averaged 1.69%, an increase of 73 basis points, and ten-year swaps averaged 2.87%, an increase of 86 basis points. During the first quarter of 2014, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the first quarter of 2013.
Looking forward, we expect the net interest margin to decline further throughout 2014 primarily due to further compression in loan yields and lower commercial loan swap income. We continue to expect full year 2014 net interest margin to decline compared to 2013, albeit at a slower pace than the decline in 2013 compared to 2012. Additionally, as part of our balance sheet management strategy for the medium-term, we may become more asset sensitive as we allow commercial loan swaps to mature without entering into new swaps.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by 3 basis points during the first quarters of both 2014 and 2013, as average nonaccrual loans decreased by $567 million from the first quarter of 2013. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
			Table 4
	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change[1]
Service charges on deposit accounts	$155	$160	(3)%
Other charges and fees	88	89	(1)
Card fees	76	76	—
Trust and investment management income	130	124	5
Retail investment services	71	61	16
Investment banking income	88	68	29
Trading income	49	42	17
Mortgage servicing related income	54	38	42
Mortgage production related income	43	159	(73)
Net securities (losses)/gains	(1)	2	NM
Other noninterest income	38	44	(14)
Total noninterest income	$791	$863	(8)%
1 NM - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
Noninterest income decreased $72 million, or 8%, compared to the first quarter of 2013. Increases in income from fee driven businesses such as investment banking, mortgage servicing, and wealth management were offset by a decline in mortgage production related income.
Investment banking income increased $20 million, or 29%, during the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily driven by growth in merger and acquisition advisory and equity transaction fee revenue, as well as growth in loan syndication fees. Retail investment services income increased $10 million, or 16%, and trust and investment management income increased $6 million, or 5%, during the first quarter of 2014 compared to the first quarter of 2013 resulting from our ongoing focus on meeting more clients’ wealth and investment needs.
Mortgage production related income decreased $116 million, or 73%, during the first quarter of 2014 compared to the first quarter of 2013. The decrease was due to a decline in production volume and lower gain on sale margins. Loan applications decreased 59% during the first quarter of 2014 compared to the first quarter of 2013, and loan production volume decreased 65% to $3.1 billion primarily due to a decline in loan refinance activity as interest rates increased during the past year. During the first quarter of 2014, the mortgage repurchase provision was $5 million, a decrease of $9 million compared to the first quarter of 2013. The reserve for mortgage repurchases was $83 million at March 31, 2014, an increase of $5 million from December 31, 2013. For additional information on the mortgage repurchase reserve, see Note 12, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Mortgage servicing related income increased $16 million, or 42%, compared to the first quarter of 2013. The increase was primarily due to a slower pace of loan prepayments resulting in lower decay of the servicing asset. At March 31, 2014, the servicing portfolio was $135.2 billion compared to $142.2 billion at March 31, 2013.
Trading income increased $7 million, or 17%, during the first quarter of 2014 compared to the first quarter of 2013. The increase was due to a decline in mark-to-market valuation losses on our fair value debt. Client related trading income declined and was partially offset by declines to our counterparty valuation reserve compared to the first quarter of 2013.
Other noninterest income decreased $6 million, or 14%, compared to first quarter of 2013. The decrease was primarily driven by lower revenue from affordable housing investments due to the sale of those investments during 2013.

NONINTEREST EXPENSE
			Table 5
	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change
Employee compensation	$659	$611	8%
Employee benefits	141	148	(5)
Personnel expenses	800	759	5
Outside processing and software	170	178	(4)
Net occupancy expense	86	89	(3)
Equipment expense	44	45	(2)
Regulatory assessments	40	54	(26)
Marketing and customer development	25	30	(17)
Credit and collection services	22	33	(33)
Operating losses	21	39	(46)
Consulting and legal fees	9	15	(40)
Amortization of intangible assets	3	6	(50)
Other expense	137	105	30
Total noninterest expense	$1,357	$1,353	—%
Noninterest expense remained stable compared to the first quarter of 2013. Increases in noninterest expense related to higher personnel expenses and a $36 million impairment of certain legacy affordable housing assets were offset by declines in almost all expense categories, driven by our continued focus on expense management and a decline in credit-related costs. We do not anticipate further declines in credit-related costs from the current quarter levels. Additionally, during the first quarter, we adopted new accounting guidance that resulted in the amortization expense of qualified affordable housing investments being recognized in the provision for income taxes rather than previously in noninterest expense. Prior periods have been restated in accordance with GAAP. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-Q for further information related to the new guidance.
Personnel expenses increased $41 million, or 5%, compared to the first quarter of 2013 due to lower incentive compensation in the first quarter of 2013, as well as higher incentive compensation and higher salaries related to targeted hiring in certain businesses.
Outside processing and software decreased $8 million, or 4%, compared to the first quarter of 2013. The decrease was primarily due to lower mortgage production volume in the current quarter. Regulatory assessments decreased $14 million, or 26%, compared to the first quarter of 2013, due to declines in our FDIC insurance assessment rate, reflecting our reduced risk profile.
Operating losses decreased $18 million, or 46%, compared to the first quarter of 2013, due to lower costs associated with legacy mortgage and other legal related matters.
Other noninterest expense increased $32 million, or 30%, compared to the first quarter of 2013, primarily due to a $36 million charge related to the impairment of certain affordable housing assets. The planned sale of these assets is unrelated to our core affordable housing and community development business.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three months ended March 31, 2014, the provision for income taxes was $125 million, resulting in an effective tax rate of 24%. For the three months ended March 31, 2013, the provision for income taxes was $161 million, resulting in an effective tax rate of 31%. The decrease in the effective tax rate for the three months ended March 31, 2014 was primarily related to a decrease in the UTBs due to the receipt of favorable guidance from the IRS. Additionally, the provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 9, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information related to the provision for income taxes.

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
Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both government-guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At March 31, 2014, 38% of our home equity products were in a first lien position and 62% were in a junior lien position. For home equity products in a junior lien position, we own or service 28% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to end their draw period and convert to an amortizing term loan during 2014, with 93% of home equity line balances scheduled to convert to amortization in 2015 or later and 63% in 2017 or later. Historically, a majority of accounts have not converted to amortization. Based on historical trends, within 12 months of the end of their draw period, approximately 73% of all accounts, and approximately 58% of accounts with a balance, are closed or refinanced. We perform credit management activities on home equity accounts to limit our loss exposure. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At March 31, 2014 and December 31, 2013, our home equity junior lien loss severity was approximately 83% and 87%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 and the average outstanding loan size was approximately $48,000 at March 31, 2014 and December 31, 2013.
Consumer
The loan types comprising our consumer loan segment include government-guaranteed student loans, other direct (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans and private student loans), indirect (consisting of loans secured by automobiles, boats, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 6
(Dollars in millions)	March 31, 2014	December 31, 2013	% Change
Commercial loans:
C&I	$58,828	$57,974	1%
CRE	5,961	5,481	9
Commercial construction	920	855	8
Total commercial loans	65,709	64,310	2
Residential loans:
Residential mortgages - guaranteed	3,295	3,416	(4)
Residential mortgages - nonguaranteed [1]	24,331	24,412	—
Home equity products	14,637	14,809	(1)
Residential construction	532	553	(4)
Total residential loans	42,795	43,190	(1)
Consumer loans:
Guaranteed student loans	5,533	5,545	—
Other direct	3,109	2,829	10
Indirect	11,339	11,272	1
Credit cards	711	731	(3)
Total consumer loans	20,692	20,377	2
LHFI	$129,196	$127,877	1%
LHFS	$1,488	$1,699	(12)%
1 Includes $299 million and $302 million of loans carried at fair value at March 31, 2014 and December 31, 2013, respectively.

We believe that our loan portfolio is well diversified by product, client, and geography. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain industries, certain loan products, or certain regions of the country. See Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table shows the percentage breakdown of our LHFI portfolio by geographic region:

Loan Types by Geography						Table 7
	March 31, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$11,665	18%	$10,639	25%	$3,685	18%
Georgia	8,208	12	6,196	14	1,551	7
Virginia	7,131	11	6,276	15	1,619	8
Tennessee	4,396	6	2,460	6	739	4
North Carolina	3,757	6	3,885	9	1,441	7
Maryland	3,440	5	4,102	9	1,386	7
South Carolina	1,143	2	2,001	5	419	2
District of Columbia	1,211	2	740	2	95	—
Total banking region	40,951	62	36,299	85	10,935	53
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,962	20	3,706	9	5,260	25
All other states	11,796	18	2,790	6	4,497	22
Total outside banking region	24,758	38	6,496	15	9,757	47
Total	$65,709	100%	$42,795	100%	$20,692	100%

	December 31, 2013
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,003	19%	$10,770	25%	$3,683	18%
Georgia	8,175	13	6,210	14	1,539	8
Virginia	7,052	11	6,312	15	1,633	8
Tennessee	4,689	7	2,489	6	738	4
North Carolina	3,583	5	3,902	9	1,464	7
Maryland	3,431	5	4,097	9	1,402	7
South Carolina	1,122	2	2,023	5	412	2
District of Columbia	1,066	2	727	2	95	—
Total banking region	41,121	64	36,530	85	10,966	54
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,131	19	3,811	9	5,043	25
All other states	11,058	17	2,849	6	4,368	21
Total outside banking region	23,189	36	6,660	15	9,411	46
Total	$64,310	100%	$43,190	100%	$20,377	100%

Loans Held for Investment
LHFI were $129.2 billion at March 31, 2014, an increase of 1% from December 31, 2013. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial balances and in reducing our exposure to certain higher risk loans. Additionally, we have been successful in growing commercial and consumer loans through our national banking delivery channels. Average loans during the first quarter of 2014 totaled $128.5 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances. Overall economic indicators in our markets are improving, and organic loan production in C&I and other consumer loans has been solid.
Commercial loans increased $1.4 billion, or 2%, during the first quarter of 2014. Growth was primarily driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as CRE loans. C&I loans increased $854 million, or 1%, from December 31, 2013, primarily driven by broad-based growth across the portfolio. The most notable increases were in the corporate banking and energy portfolios. CRE loans increased $480 million, or 9%, from December 31, 2013, primarily due to the purchase of approximately $390 million in loans from a third-party during the first quarter of 2014.
As the commercial real estate market has continued to strengthen, we are rebuilding our CRE portfolio with loans to high quality clients. For risk diversification, we have strict limits and exposure caps both on specific projects and on borrowers. We believe that our investor-owned portfolio is appropriately diversified by borrower, geography, and property type. We continue to be proactive in our credit monitoring and management processes to provide early warning of problem loans.
Residential loans decreased $395 million, or 1%, during the first quarter of 2014, primarily driven by a $121 million, or 4%, decrease in government-guaranteed residential mortgages and a $172 million, or 1%, decrease in home equity products. The decrease in government-guaranteed loans was primarily the result of payments and payoffs primarily driven by refinance activity.
Consumer loans increased $315 million, or 2%, during the first quarter of 2014, primarily driven by $280 million, or 10%, increase in other direct loans and a $67 million, or 1%, increase in indirect loans due to new originations.

Loans Held for Sale
LHFS decreased $211 million, or 12%, during the first quarter of 2014 from December 31, 2013 due to the impact of reduced mortgage loan production volume.

Asset Quality
Our asset quality continued to trend favorably during the first quarter of 2014, driven by improvement in asset quality metrics, resolution of existing NPAs, and lower inflows of NPLs. This was driven by positive trends in our residential portfolios due to lower delinquencies and loss severities, and higher prices upon disposition of foreclosed assets.
NPLs decreased $46 million, or 5%, compared to December 31, 2013, largely the result of a decline in residential mortgage and C&I NPLs. Since their peak in 2009, NPLs have decreased $4.6 billion, or 83%. At March 31, 2014, the percentage of NPLs to total loans was 0.72%, down 4 basis points compared to December 31, 2013. We expect further, but moderating, declines in NPLs during 2014, led by continuing improvements in residential portfolios.
Net charge-offs were $110 million compared to $226 million during the first quarter of 2014 and 2013, respectively. The $116 million, or 51%, decline in net charge-offs was primarily driven by lower residential and commercial loan net charge-offs, and $26 million in net charge-offs related to the sale of nonperforming residential mortgage loans included in the first quarter of 2013. During the first quarter of 2014, the annualized net charge-off ratio declined to 0.35%, the lowest level in six years, compared to 0.76% during the first quarter of 2013. We expect net charge-offs in the residential portfolio to move modestly lower in the near-term; however, we do not expect further declines in commercial and consumer net charge-offs, which we believe are at or below normal levels.
Total early stage delinquencies decreased to 0.67% of total loans at March 31, 2014, a decline of 7 basis points compared to December 31, 2013. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.32% of total loans at March 31, 2014, compared to 0.36% at December 31, 2013. At March 31, 2014, the majority of residential and consumer loans showed improvement in early stage delinquencies compared to December 31, 2013. We expect that further improvement in early stage delinquencies will be driven by residential loans.
Overall, we are pleased with our risk profile and positive trends in our asset quality. Looking forward, a recovering economy and improving housing market should continue to drive positive, albeit moderating, asset quality trends, particularly in our residential portfolios; commercial and consumer portfolios are generally at or near normalized credit quality levels; however, loan growth may offset future asset quality improvements and thus impact sequential quarter changes in the provision for credit losses.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience is shown in the table below. See Note 1, "Significant Accounting Policies," to our 2013 Annual Report on Form 10-K, and Note 5, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience			Table 8
	Three Months Ended March 31
(Dollars in millions)	2014	2013	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,094	$2,219	(6)%
(Benefit)/provision for unfunded commitments	(4)	8	NM
Provision for loan losses:
Commercial loans	39	64	(39)
Residential loans	48	112	(57)
Consumer loans	19	28	(32)
Total provision for loan losses	106	204	(48)
Charge-offs:
Commercial loans	(33)	(60)	(45)
Residential loans	(85)	(178)	(52)
Consumer loans	(33)	(35)	(6)
Total charge-offs	(151)	(273)	(45)
Recoveries:
Commercial loans	14	15	(7)
Residential loans	17	22	(23)
Consumer loans	10	10	—
Total recoveries	41	47	(13)
Net charge-offs	(110)	(226)	(51)
Balance - end of period	$2,086	$2,205	(5)%
Components:
ALLL	$2,040	$2,152	(5)%
Unfunded commitments reserve [1]	46	53	(13)
Allowance for credit losses	$2,086	$2,205	(5)%
Average loans	$128,525	$120,882	6%
Period-end loans outstanding	129,196	120,804	7
Ratios:
ALLL to period-end loans [2,3]	1.58%	1.79%	(12)%
ALLL to NPLs [4]	223	148	51
ALLL to net charge-offs (annualized)	4.56x	2.34x	95
Net charge-offs to average loans (annualized)	0.35%	0.76%	(54)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $299 million and $360 million, respectively, of LHFI carried at fair value were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $8.8 billion and $9.2 billion, respectively, from period-end loans in the calculation results in ratios of 1.70% and 1.93%, respectively.
4 In calculating the ratio, $9 million and $14 million of NPLs carried at fair value were excluded at March 31, 2014 and 2013, respectively.
5 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.
Charge-offs
Net charge-offs decreased $116 million, or 51%, during the first quarter of 2014 compared with the same period in 2013. The improvement was largely driven by a general improvement in credit quality, as well as $26 million in net charge-offs related to the sale of nonperforming residential mortgage loans included in the first quarter of 2013. The ratio of annualized net charge-offs to average loans was 0.35% during the first quarter of 2014, a reduction of 41 basis points from the same period in 2013, and was at the lowest level in over six years. We expect net charge-offs in the residential portfolio to move modestly lower in the near-term; however, we do not expect further declines in commercial and consumer net charge-offs, which we believe are at or below normal levels. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional policy information related to charge-offs.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the first quarter of 2014, the provision for loan losses decreased $98 million, or 48%, compared to the same period in 2013. The change in the provision for loan losses was largely attributable to improvements in credit quality trends, particularly in our CRE portfolio, and lower net charge-offs during the first quarter of 2014 compared to 2013, partially offset by the effects of loan growth in the commercial and consumer loan portfolios as well as a valuation adjustment related to aircraft that were leased under arrangements that qualified as capital leases. Capital leases are categorized as loans on the Consolidated Balance Sheets at March 31, 2014 and, accordingly, an adjustment to the ALLL was recognized. Positive loan growth may offset the benefits of future asset quality improvements and result in smaller declines in the provision for loan losses or potential increases in the provision for loan losses when compared to prior periods.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment		Table 9
(Dollars in millions)	March 31, 2014	December 31, 2013
ALLL
Commercial loans	$966	$946
Residential loans	910	930
Consumer loans	164	168
Total	$2,040	$2,044
Segment ALLL as a % of total ALLL
Commercial loans	47%	46%
Residential loans	45	46
Consumer loans	8	8
Total	100%	100%
Loan segment as a % of total loans
Commercial loans	51%	50%
Residential loans	33	34
Consumer loans	16	16
Total	100%	100%

The ALLL decreased $4 million during the first quarter of 2014, driven by the improvements in credit conditions of the residential loan portfolio, primarily offset by the effects of loan growth in the commercial loan portfolio as well as the aforementioned leased asset reserves. At March 31, 2014, the ALLL to period-end loans ratio of 1.58% decreased 2 basis points compared to 1.60% at December 31, 2013. When excluding government-guaranteed loans, the ALLL to period-end loans ratio decreased 2 basis points from December 31, 2013 to 1.70% at March 31, 2014. The ratio of the ALLL to total NPLs was 223% at March 31, 2014, compared to 212% at December 31, 2013. The increase in this ratio was primarily attributable to the $46 million decrease in NPLs. The appropriate ALLL level will continue to be determined by our detailed quarterly review process, which considers multiple credit quality indicators. See "Critical Accounting Policies," in our 2013 Annual Report on Form 10-K for additional information related to ALLL. Despite the steady improvement in certain credit quality metrics, the ALLL level is also impacted by leading indicators of credit risk in the portfolio. Factors that management considers when estimating the ALLL include: continued economic uncertainty and the persistently weak economic recovery; sustainability in the housing recovery; and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 10
(Dollars in millions)	March 31, 2014	December 31, 2013	% Change [3]
Nonaccrual/NPLs
Commercial loans:
C&I	$177	$196	(10)%
CRE	41	39	5
Commercial construction	11	12	(8)
Total commercial NPLs	229	247	(7)
Residential loans:
Residential mortgages - nonguaranteed	426	441	(3)
Home equity products	207	210	(1)
Residential construction	51	61	(16)
Total residential NPLs	684	712	(4)
Consumer loans:
Other direct	6	5	20
Indirect	6	7	(14)
Total consumer NPLs	12	12	—
Total nonaccrual/NPLs	925	971	(5)
OREO [1]	151	170	(11)
Other repossessed assets	7	7	—
Nonperforming LHFS	12	17	(29)
Total NPAs	$1,095	$1,165	(6)%
Accruing loans past due 90 days or more	$1,137	$1,228	(7)%
Accruing LHFS past due 90 days or more	1	—	NM
TDRs
Accruing restructured loans	$2,783	$2,749	1%
Nonaccruing restructured loans [2]	358	391	(8)
Ratios
NPLs to total loans	0.72%	0.76%	(5)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.85	0.91	(7)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $81 million and $88 million at March 31, 2014 and December 31, 2013, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $70 million, or 6%, during the first quarter of 2014. The decrease was primarily attributable to a $46 million, or 5%, decrease in NPLs, and a $19 million, or 11% decline in OREO. All nonaccrual loan classes declined except CRE and other direct consumer, which remained relatively unchanged compared to December 31, 2013. Improved net charge-offs, foreclosures, and loan performance contributed to the decrease in NPLs. Specifically, the decrease in NPLs was driven by reductions in C&I of $19 million, or 10%, residential mortgages of $15 million, or 3%, and residential construction of $10 million, or 16%. At March 31, 2014, our ratio of NPLs to total loans was 0.72%, down from 0.76% at December 31, 2013 as a result of the decline in NPLs and the increase in total loans. We expect further, but moderating, declines in NPLs during 2014, led by continuing improvements in residential portfolios.

Real estate related loans comprise a significant portion of our overall NPAs as a result of the devaluation of U.S. housing during the past economic recession. The amount of time necessary to obtain control of residential real estate collateral in certain states, primarily Florida, has remained elevated due to delays in the foreclosure process. These delays may continue to impact the resolution of real estate related loans within the NPA portfolio.
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 4, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At March 31, 2014 and December 31, 2013, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans decreased $18 million, or 7%, during the first quarter of 2014 with reductions in C&I NPLs of $19 million, or 10%.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $28 million, or 4%, during the first quarter of 2014. The reduction in nonguaranteed residential mortgage NPLs and residential construction NPLs accounted for $15 million and $10 million, respectively, of this decrease, and was primarily the result of net charge-offs and foreclosures, as well as pay-offs and improved loan performance.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $5 million and $11 million of interest income related to nonaccrual loans during the first quarter of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $13 million and $22 million during the first quarter of 2014 and 2013, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $19 million, or 11%, during the first quarter of 2014 as a result of net decreases of $3 million in residential construction related properties, $8 million in commercial properties, and $8 million in residential homes. Sales of OREO resulted in proceeds of $65 million and $109 million during the first quarter of 2014 and 2013, respectively, contributing to net gains on sales of OREO of $11 million and $22 million, respectively, inclusive of valuation reserves. We would not expect net gains from the sale of OREO experienced during 2013 to continue at the same level during the remainder of 2014. Gains and losses on the sale of OREO are recorded in other real estate expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for additional information.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial properties comprised 72% and 16%, respectively, of OREO at March 31, 2014; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 13, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At March 31, 2014 and December 31, 2013, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.1 billion and $1.2 billion, respectively. Accruing LHFI past due ninety days or more decreased by $91 million, or 7%, during the first quarter of 2014, primarily driven by residential mortgages and student loans that are guaranteed by a federal agency, which comprised 96% of loans 90 days or more past due and still accruing at March 31, 2014 and December 31, 2013.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At March 31, 2014 and December 31, 2013, specific reserves included in the ALLL for residential TDRs were $357 million and $345 million, respectively. See Note 4, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

STM has been cooperating with the United States Attorney's Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. More specifically, the Western District's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. STM believes that it has substantial defenses to the asserted allegations. While no determinations have been made, the Western District and STM are engaged in dialogue about potential resolution of the matter, and the Western District has indicated that they may pursue some form of action to impose substantial penalties on STM. Settlement of the matter will depend on the parties reaching mutual agreement on the terms of resolution, and no assurances can be given at this time that an acceptable settlement agreement will be reached.

Separately, we have committed to providing $500 million in consumer relief pursuant to the National Mortgage Servicing Settlement agreement in principle with certain parties. At March 31, 2014, our financial statements reflect our estimated cost of the anticipated requirements of fulfilling our commitments. Legal documents formalizing the agreements in principle have been drafted defining the structure of consumer relief but have not yet been finalized, and therefore, the final terms of the consumer relief loss mitigation and lending offerings through which we will meet these consumer relief obligations could be subject to material changes or refinements. An expansion in the number and type of restructuring methods for consumer clients, including principal forgiveness, is expected as a result of these consumer relief commitments. Additionally, certain modification methods under consideration could be deemed to be economic concessions and result in additional modified loans being reported as TDRs.

See additional discussion related to HAMP and the Mortgage Servicing Settlement in Note 14, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $51 million and $54 million at March 31, 2014 and December 31, 2013, respectively.

Selected Residential TDR Data						Table 11
	March 31, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$755	$80	$835	$20	$52	$72
Term extension	18	2	20	—	5	5
Rate reduction and term extension	1,433	114	1,547	28	115	143
Other [2]	183	12	195	15	51	66
Total	$2,389	$208	$2,597	$63	$223	$286

	December 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$692	$90	$782	$27	$50	$77
Term extension	17	4	21	1	6	7
Rate reduction and term extension	1,439	135	1,574	27	127	154
Other [2]	180	13	193	16	54	70
Total	$2,328	$242	$2,570	$71	$237	$308
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At March 31, 2014, our total TDR portfolio was $3.1 billion and was composed of $2.9 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $137 million, or 4%, of commercial loans (predominantly income-producing properties), and $117 million, or 4%, of consumer loans.
Total TDRs only increased $1 million from December 31, 2013; however, the mix of TDRs changed as accruing TDRs increased $34 million, or 1%, offset by a decrease in nonaccruing TDRs of $33 million, or 8%.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $32 million and $27 million during the first quarter of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $42 million and $36 million during the first quarter of 2014 and 2013, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. For a complete discussion of our fair value elections and the methodologies used to estimate the fair values of our financial instruments, see Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivatives		Table 12

(Dollars in millions)	March 31, 2014	December 31, 2013
Trading Assets and Derivatives:
U.S. Treasury securities	$201	$219
Federal agency securities	288	426
U.S. states and political subdivisions	78	65
MBS - agency	396	323
CDO/CLO securities	3	57
ABS	—	6
Corporate and other debt securities	617	534
CP	147	29
Equity securities	60	109
Derivatives [1]	1,181	1,384
Trading loans [2]	1,877	1,888
Total trading assets and derivatives	$4,848	$5,040
Trading Liabilities and Derivatives:
U.S. Treasury securities	$370	$472
Corporate and other debt securities	297	179
Equity securities	5	5
Derivatives [1]	369	525
Total trading liabilities and derivatives	$1,041	$1,181
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Trading Assets and Liabilities and Derivatives
Trading assets and derivatives decreased $192 million, or 4%, compared to December 31, 2013, primarily driven by decreases in net derivatives and federal agency securities resulting from normal business activity, as well as a decrease in CDO/CLO securities due to the sale of investments during the first quarter of 2014. These decreases were partially offset by an increase in CP and corporate and other debt securities. Trading liabilities and derivatives decreased $140 million, or 12%, compared to December 31, 2013, due to declines in net derivatives and U.S. Treasury securities, offset by an increase in corporate and other debt securities as a result of normal business activity. See Note 11, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 13
	March 31, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,582	$7	$32	$1,557
Federal agency securities	1,015	15	43	987
U.S. states and political subdivisions	281	6	—	287
MBS - agency	19,317	447	317	19,447
MBS - private	147	2	—	149
ABS	65	3	1	67
Corporate and other debt securities	39	3	—	42
Other equity securities[1]	765	1	—	766
Total securities AFS	$23,211	$484	$393	$23,302
1 At March 31, 2014, other equity securities included the following: $308 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $54 million in mutual fund investments, and $2 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the first quarter of 2014 reflect our efforts to maintain a high quality portfolio while managing our interest rate and liquidity risk profile. The amortized cost of the portfolio increased $589 million during the first quarter of 2014, primarily due to increased holdings of agency MBS and U.S. Treasury securities as a result of normal portfolio activity. The fair value of the portfolio increased $760 million due to the amortized cost increase and an increase of $171 million in market value due to a decline in interest rates during the quarter. Additionally, during the quarter, our holdings in ABS and private MBS declined due to cash flow run-off.
During the first quarter of 2014, we recorded $1 million in net realized losses from the sale of securities AFS, compared to net realized gains of $2 million during the first quarter of 2013. Net realized gains during the first quarter of 2013 included a $1 million OTTI loss recognized in earnings. For additional information on composition and valuation assumptions related to securities AFS, see Note 3, "Securities Available for Sale," and the “Trading Assets and Derivatives and Securities Available for Sale” section of Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

For the first quarter of 2014, the average yield, on a FTE basis, for the securities AFS portfolio was 2.71%, compared with 2.57% for the first quarter of 2013. The yield increase was driven by less MBS premium amortization associated with lower cash flow due to higher mortgage rates. Our total investment securities portfolio had an effective duration of 4.5 years at March 31, 2014 compared to 4.7 years at December 31, 2013 due to faster prepayment assumptions associated with lower mortgage rates at the end of the quarter. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.5 years suggests an expected price change of 4.5% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at March 31, 2014, and consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends, our overall liquidity, and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
We hold capital stock in the FHLB of Atlanta and in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. At March 31, 2014, we held a total of $308 million of capital stock in the FHLB, a decrease of $28 million compared to December 31, 2013. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At March 31, 2014, we held $402 million of Federal Reserve Bank stock, unchanged from December 31, 2013.

BORROWINGS

Short-Term Borrowings					Table 14
	March 31, 2014		Three Months Ended March 31, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$1,269	0.06%	$989	0.08%	$1,375
Securities sold under agreements to repurchase [1]	2,133	0.12	2,202	0.10	2,228
Other short-term borrowings	5,277	0.24	5,588	0.24	5,742

	March 31, 2013		Three Months Ended March 31, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate
Funds purchased [1]	$605	0.09%	$716	0.11%	$664
Securities sold under agreements to repurchase [1]	1,854	0.20	1,705	0.19	1,854
Other short-term borrowings	4,169	0.29	3,721	0.29	4,169
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.

Short-Term Borrowings
Our total period-end short-term borrowings increased $2.1 billion, or 31%, from March 31, 2013, due to a $1.1 billion increase in other short-term borrowings, a $664 million increase in funds purchased, and a $279 million increase in securities sold under agreements to repurchase. The increase in other short-term borrowings was driven by a $1.0 billion increase in FHLB advances.
During the three months ended March 31, 2014, our total daily average short-term borrowings increased $2.6 billion, or 43%, compared to the three months ended March 31, 2013. The increase was primarily due to an increase in daily average balances for other short-term borrowings of $1.9 billion, driven by a $1.8 billion increase in daily average balances for FHLB advances. We also experienced an increase in securities sold under agreements to repurchase of $497 million, which was due to ordinary balance sheet management practices.

Our daily average balances for securities sold under agreements to repurchase and other short-term borrowings during the three months ended March 31, 2014 were higher than our period-end balances due to normal fluctuations resulting from ordinary balance sheet management practices. None of our maximum outstanding balances at any month-end during the three months ended March 31, 2014 were materially different than the respective period-end balances at March 31, 2014.
Long-Term Debt

During the first quarter of 2014, our long-term debt increased $865 million, or 8%. The increase was primarily due to the January 2014 issuances under our Global Bank Note program of $250 million of 3-year floating rate senior notes which pay a floating coupon rate of 3-month LIBOR plus 44 basis points and $600 million of 3-year senior notes that pay a fixed annual coupon rate of 1.35%. We may call both issuances beginning on January 15, 2017, and they will mature on February 15, 2017. These issuances allowed us to add to our funding sources at low borrowing rates. Average long-term debt for the three months ended March 31, 2014 increased $2.0 billion, or 21%, compared to the average for the three months ended March 31, 2013, driven by the issuance of $850 million of senior notes mentioned above, as well as other long-term debt issuances during 2013.

Subsequent to quarter end, we issued $650 million of 5-year senior notes. The notes pay a fixed annual coupon rate of 2.50% and will mature on May 1, 2019. We may call the notes beginning on April 1, 2019. There have been no other material changes in our long-term debt, as described in our 2013 Annual Report on Form 10-K, since December 31, 2013.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements relative to the risk profiles of individual banking companies. The guidelines risk weight assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles, and certain other regulatory deductions. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of the unrealized gain on equity securities. Additionally, mark-to-market adjustments related to our estimated credit spreads for debt and index linked CDs accounted for at fair value are excluded from regulatory capital.
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
The concept of Tier 1 common equity, the portion of Tier 1 capital that is considered common equity, was first introduced in the 2009 SCAP, and represents the portion of Tier 1 capital that is attributable to common shareholders. Our primary regulator, rather than U.S. GAAP, defines Tier 1 common equity and the Tier 1 common equity ratio. As a result, our calculation of these measures may differ from those of other financial services companies that calculate them. However, Tier 1 common equity and the Tier 1 common equity ratio continue to be important factors which regulators examine in evaluating financial institutions; therefore, we present these measures to allow for evaluations of our capital. Further, on October 11, 2013, the Federal Reserve published final rules in the Federal Register related to required minimum capital ratios that become effective for us on January 1, 2015. See further discussion below under "Basel III."

Regulatory Capital Ratios		Table 15
(Dollars in millions)	March 31, 2014	December 31, 2013
Tier 1 capital	$16,374	$16,073
Total capital	19,265	19,052
RWA	150,432	148,746
Average total assets for leverage ratio	171,046	167,848
Tier 1 common equity:
Tier 1 capital	$16,374	$16,073
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Allowable minority interest	126	119
Tier 1 common equity	$14,896	$14,602
Risk-based ratios:
Tier 1 common equity [1]	9.90%	9.82%
Tier 1 capital	10.88	10.81
Total capital	12.81	12.81
Tier 1 leverage ratio	9.57	9.58
Total shareholders’ equity to assets	12.15	12.22
1 At March 31, 2014 our Basel III CET 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.7%. See the "Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At March 31, 2014, our capital ratios were well above current regulatory requirements and our Tier 1 capital ratios increased during the quarter driven by an increase in retained earnings. Partially offsetting higher capital was an increase in our RWA from December 31, 2013, primarily the result of loan growth during the first quarter of 2014 and an increase in off-balance sheet unused lending commitments.
During the first quarter of 2014, we declared and paid common dividends totaling $54 million, or $0.10 per common share, compared with $27 million, or $0.05 per common share during the first quarter of 2013. Additionally, we declared and paid $9 million preferred dividends during the first quarter of 2014 and 2013.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At March 31, 2014 and December 31, 2013, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.2 billion and $2.6 billion, respectively.

During the first quarter of 2014, we announced capital plans upon completion of the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Our capital plans include repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. Specifically, the Board has approved the repurchase of up to $450 million of our outstanding common stock between the second quarter of 2014 and the first quarter of 2015, as well as a common stock dividend in the second quarter of $0.20 per common share, which reflects an increase from the current $0.10 per common share. During the first quarter of 2014, we repurchased $50 million of our outstanding common stock, which completed our authorized share repurchases in conjunction with the 2013 capital plan.

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

Under the final rules, the minimum capital requirements will be a CET 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and U.S. Leverage ratio of 4%. The rules include a capital conservation buffer of 2.5% of RWA that is effectively layered on top of the minimum capital risk-based ratios. At March 31, 2014, we believe each of our regulatory capital ratios exceeds their respective minimum capital ratio requirements under the final rules, as well as the 2.5% capital conservation buffer, when measured on a fully-phased-in basis.

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

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our 2013 Annual Report on Form 10-K.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes to our Enterprise Risk Management as described in our 2013 Annual Report on Form 10-K.
Credit Risk Management
There have been no significant changes in our credit risk management practices as described in our 2013 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our operational risk management practices as described in our 2013 Annual Report on Form 10-K.

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
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first three months of 2014.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is slightly asset sensitive at March 31, 2014.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon, which differs from the interest rate sensitivities in Table 16, which are prescribed to be over a one year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.
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

		Table 16

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	March 31, 2014	December 31, 2013
Rate Change
+200	4.5%	1.8%
+100	2.3%	1.0%
-25	(0.9)%	(0.8)%
1Estimated % change of net interest income is reflected on a non-FTE basis.

The increase in net interest income asset sensitivity compared to December 31, 2013, is due to changes in balance sheet composition.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At March 31, 2014, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 17

	Estimated % Change in MVE
(Basis points)	March 31, 2014	December 31, 2013
Rate Change
+200	(6.1)%	(8.0)%
+100	(2.7)%	(3.8)%
-25	0.5%	0.8%

The decrease in MVE sensitivity from December 31, 2013 is primarily due to an aging of interest rate swaps, fixed rate debt issuances, and the annual assumption review of indeterminate maturity deposits. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange risk, credit spread risk and commodity risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Other tools used to actively manage trading risk include scenario analysis, stress testing, profit and loss attribution and stop loss limits.
In addition to VAR, in accordance with the 2013 Market Risk Rule, we also calculate Stressed VAR, which is used as a component of the total market risk-based capital charge. We calculate the Stressed VAR risk measure using a ten-day holding period at a one-tail, 99% confidence level and employ a historical simulation approach based on a continuous twelve-month historical window that reflects a period of significant financial stress to our portfolio. As such, our Stressed VAR calculation uses the same methodology and models as regular VAR, which is a requirement under the Market Risk Rule.

The following table presents VAR and Stressed VAR for the three months ended March 31, as well as VAR by Risk Factor at March 31, 2014 and December 31, 2013:

Value at Risk Profile		Table 18

	Three Months Ended March 31
(Dollars in millions)	2014	2013
VAR (1-day holding period)
Ending	$2	$8
High	3	8
Low	2	3
Average	2	5

Stressed VAR (10-day holding period)
Ending	$26	$22
High	30	42
Low	18	12
Average	23	24

(Dollars in millions)	March 31, 2014	December 31, 2013
VAR by Risk Factor (1-day holding period)
Commodity price risk	$—	$—
Equity price risk	1	2
Foreign exchange risk	—	—
Interest rate risk	2	2
Credit spread risk	2	2
VAR (1-day diversified) total	2	3

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Equity Derivatives, Fixed Income Securities, Interest Rate Derivatives and Credit Trading. While there were no material changes in composition of the trading portfolio during the first quarter of 2014, risk reducing activities, primarily in our equity derivatives and fixed income business during the latter half of 2013, resulted in lower VAR at March 31, 2014 compared to March 31, 2013. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the first quarter of 2014.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended March 31, 2014, there were no instances where trading losses exceeded firmwide VAR.
We have valuation policies, procedures and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 11, "Derivative Financial Instruments" and Note 13, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q and "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

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

Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firmwide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations using hypothetical risk factor shocks are also performed. Across our comprehensive stress testing framework, all trading positions across each applicable market risk category (interest rate risk, equity risk, foreign exchange risk, spread risk and commodity risk) are included. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are appropriately captured.

Trading portfolio capital adequacy: We assess capital adequacy on a regular basis, based on estimates of our risk profile and capital positions under baseline and stressed scenarios. Scenarios consider material risks, including credit risk, market risk and operational risk. Our assessment of capital adequacy arising from market risk also includes a review of risk arising from material portfolios of covered positions. See “Capital Resources” in this MD&A for additional discussion of capital adequacy.

Liquidity Risk Management

Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk like our other market risks, utilizing three lines of defense as described below. These lines of defense are designed to mitigate our three primary liquidity risks: structural (“mismatch”) liquidity risk, market liquidity risk, and contingent liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create mismatches in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingent liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic.

We mitigate these risks utilizing a variety of tested liquidity management techniques in keeping with regulatory guidance and industry best practices. For example, we mitigate structural liquidity risk by structuring our balance sheet prudently so that we fund less liquid assets, such as loans, with stable funding sources, such as retail and wholesale deposits, long-term debt, and capital. We mitigate market liquidity risk by maintaining diverse borrowing resources to fund projected cash needs and structuring our liabilities to avoid maturity concentrations. We model contingent liquidity risk from a range of potential adverse circumstances in our contingency funding scenarios. These scenarios inform the amount of contingency liquidity sources we maintain as a buffer to ensure we can meet our obligations in a timely manner under adverse events.

Governance. We maintain a comprehensive liquidity risk governance structure in keeping with regulatory guidance and industry best practices. Our Board, through the BRC, oversees liquidity risk management and establishes our liquidity risk tolerance via a set of cascading risk limits. The BRC reviews and approves risk policies to establish these limits and regularly reviews reports prepared by senior management to monitor compliance with these policies. The Board charges the CEO with determining corporate strategies in accordance with its risk tolerance and the CEO is a member of our ALCO, which is the executive level committee with oversight of liquidity risk management. The ALCO regularly monitors our liquidity and compliance with liquidity risk limits, and also reviews and approves liquidity management strategies and tactics.

Management and Reporting Framework. We found our governance structure on and mitigate liquidity risk using three lines of defense. Corporate Treasury constitutes the first line of defense, managing consolidated liquidity risks we incur in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans and liquidity stress tests. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments in and maintains a regular dialogue with other legal entities within SunTrust.

Our MRM group constitutes our second line of defense in liquidity risk management. MRM conducts independent oversight and governance of liquidity risk management activities. For example, MRM works with Corporate Treasury to ensure our liquidity risk management practices conform to applicable laws and regulations and evaluates key assumptions incorporated in our contingency funding scenarios.

Our internal audit function provides a third line of defense in liquidity risk management. The role of internal audit is to provide assurance through an independent assessment of the adequacy of internal controls in the first two lines of defense. These controls consist of procedural documentation, approval processes, reconciliations and other mechanisms employed by the first two lines of defense in ensuring that liquidity risk is consistent with applicable policies, procedures, laws and regulations.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At March 31, 2014, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as severe economic recessions, financial market disruptions and credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At March 31, 2014, both S&P and Fitch maintained a "Positive" outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position. Moody’s maintained a “Stable” outlook on our credit ratings at March 31, 2014. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook			Table 19
March 31, 2014
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2
Senior long-term	Baa1	BBB	BBB+
SunTrust Bank
Short-term	P-2	A-2	F2
Senior long-term	A3	BBB+	BBB+
Outlook	Stable	Positive	Positive

Although the Bank’s investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining the super-majority (approximately 94 percent) of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as Level 1 or Level 2 high-quality liquid assets under the proposed rule to implement the LCR for U.S. banks. At March 31, 2014, the Bank’s AFS investment portfolio contained $11.2 billion of unencumbered securities at book value.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $130.9 billion at March 31, 2014, from $127.7 billion at December 31, 2013.

We also maintain access to diversified resources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $18.8 billion at March 31, 2014 from $17.3 billion at December 31, 2013. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, increased modestly from $4.9 billion at December 31, 2013 to $5.1 billion at March 31, 2014.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $3.6 billion of issuance capacity remained available at March 31, 2014.

The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. During the first quarter of 2014, the Bank issued $850 million of 3-year senior notes consisting of $600 million 1.35% fixed-rate notes and $250 million 3-month LIBOR+44 basis points floating-rate notes. We may call either or both notes at par one month prior to their final maturity date, February 15, 2017. At March 31, 2014, the Bank retained $36.1 billion of remaining capacity to issue notes under the Global Bank Note program.

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

The following table presents period end and average balances from these four sources for the first quarter of 2014 and 2013. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 20
	March 31, 2014		March 31, 2013
(Dollars in billions)	As of	Average for the Three Months Ended ¹	As of	Average for the Three Months Ended ¹
Excess reserves	$4.6	$2.8	$1.9	$1.5
Free and liquid investment portfolio securities [2]	11.2	10.2	12.2	11.8
FHLB borrowing capacity	14.8	14.0	13.7	14.8
Discount Window borrowing capacity	19.8	19.8	18.1	18.3
Total	$50.4	$46.8	$45.9	$46.4
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.
2 Includes $308 million and $268 million of FHLB of Atlanta stock and $402 million and $402 million of Federal Reserve Bank stock at March 31, 2014 and 2013, respectively.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At March 31, 2014, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. No Parent Company debt matured during 2013 and no material Parent Company debt is scheduled to mature in 2014 or 2015. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes.

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

Recent Developments. Subsequent to quarter end, we issued $650 million of 5-year senior notes. The notes pay a fixed annual coupon rate of 2.50% and will mature on May 1, 2019. We may call the notes beginning on April 1, 2019.

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

In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to Sections 165 and 166 of the Dodd-Frank Act. In February 2014, the Federal Reserve approved final rules to implement these “enhanced prudential standards” under Regulation YY. These regulations include largely qualitative liquidity risk management practices, including internal liquidity stress testing. We believe that our liquidity risk management and stress testing practices meet or exceed these new standards.

As presented below, we had an aggregate potential obligation of $66.5 billion to our clients in unused lines of credit at March 31, 2014. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.3 billion in letters of credit at March 31, 2014, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.3 billion of these letters supported variable rate demand obligations at March 31, 2014. Unused commercial lines of credit have increased since December 31, 2013, as we continued to provide credit availability to our clients.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	March 31, 2014	December 31, 2013
Unused lines of credit:
Commercial	$45,235	$43,444
Mortgage commitments [1]	2,818	2,722
Home equity lines	11,125	11,157
CRE	2,332	2,078
Credit card	5,030	4,708
Total unused lines of credit	$66,540	$64,109
Letters of credit:
Financial standby	$3,227	$3,256
Performance standby	63	57
Commercial	25	28
Total letters of credit	$3,315	$3,341
1 Includes IRLC contracts with notional balances of $1.9 billion and $1.8 billion at March 31, 2014 and December 31, 2013, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2013 Annual Report on Form 10-K.
MSRs, which are carried at fair value, totaled $1.3 billion at March 31, 2014 and December 31, 2013, are managed within established risk limits, and are monitored as part of various governance processes. We originated MSRs with fair values at the time of origination of $32 million and $110 million during the first quarter of 2014 and 2013, respectively, and recognized a mark-to-market decrease of $81 million and an increase of $16 million in the fair value of our MSRs in the first quarter of 2014 and 2013, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $26 million and $39 million of net losses during the first quarter of 2014 and 2013, respectively, inclusive of decay and related hedges. The decrease in net losses related to MSRs during the first quarter of 2014 compared to the same period in 2013 was the result of lower decay, partially offset by a decline in hedge performance. Lower decay was driven by a decline in refinance activity due to relatively higher interest rates while the decline in hedge performance was attributable to lower carry income.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 7, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 12, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At March 31, 2014, purchase obligations were $330 million, a decline of 15% from December 31, 2013, due to a reduction in commitments to one supplier that took effect during the first quarter of 2014. Except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2013 Annual Report on Form 10−K.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments during the quarter ended March 31:

Net Income/(Loss) by Segment		Table 22
(Dollars in millions)	2014	2013
Consumer Banking and Private Wealth Management	$152	$133
Wholesale Banking	189	191
Mortgage Banking	15	(4)

Corporate Other	73	60
Reconciling Items [1]	(24)	(28)
Total Corporate Other	49	32
Consolidated net income	$405	$352
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 15, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

The following table presents average loans and average deposits for our reportable business segments during the quarter ended March 31:

Average Loans and Deposits by Segment				Table 23
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$41,262	$40,332	$84,550	$85,012
Wholesale Banking	58,934	52,494	42,094	39,115
Mortgage Banking	28,287	27,996	1,887	3,517
Corporate Other	42	60	(135)	11

See Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies.

BUSINESS SEGMENT RESULTS

Three Months Ended March 31, 2014 vs. 2013

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $152 million for the three months ended March 31, 2014, an increase of $19 million, or 14%, compared to the same period in 2013. The increase in net income was primarily driven by continued improvement in credit quality resulting in a lower provision for credit losses and a modest increase in noninterest income, which in aggregate more than offset a 1% decline in net interest income and a 1% increase in expenses.

Net interest income was $641 million, a decrease of $8 million, or 1%, compared to the same period in 2013. The decrease was driven by a $0.5 billion decline in average deposit balances and lower spreads on deposits and loans, which was partially offset by higher average loan balances. The $0.9 billion, or 2%, increase in average loans was driven by growth in consumer loans and commercial loans to wealth clients, and was partially offset by home equity line paydowns and a decrease in commercial real estate loans.

Provision for credit losses was $53 million, a decrease of $39 million, or 42%, compared to the same period in 2013. The decrease was driven by declines in net charge-offs of $21 million in home equity lines, $6 million in consumer mortgage loans, $5 million in consumer direct installment loans, and $4 million in commercial loans.

Total noninterest income was $361 million, an increase of $4 million, or 1%, compared to the same period in 2013. The increase was largely driven by an approximate 10% increase in wealth management revenue, partially offset by a decrease in service charges on deposits.

Total noninterest expense was $709 million, an increase of $5 million, or 1%, compared to the same period in 2013. An increase in staff expenses related to investments in wealth management related businesses to help us meet more of our clients’ wealth and investment needs was partially offset by decreases in other operating expenses.

Wholesale Banking
Wholesale Banking reported net income of $189 million for the three months ended March 31, 2014, a decrease of $2 million, or 1%, compared to the same period in 2013. The decrease in net income was attributable to an increase in noninterest expense partially offset by a decrease in provision for credit losses and increases in total revenue.

Net interest income was $437 million, a $19 million, or 5%, increase compared to prior year, driven by increases in average loan and deposit balances. Net interest income related to loans increased, as average loan balances grew $6.4 billion, or 12%, led by tax-exempt, commercial real estate, floor plans, and commercial loans. However, heightened competition has intensified pressure on loan pricing resulting in narrower spreads. Net interest income related to client deposits increased as average deposit balances grew $3.0 billion, or 8%, compared to prior year. The deposit mix improved as average lower cost demand deposits increased $1.6 billion, or 8%, accounting for more than half of overall deposit growth.

Provision for credit losses was $23 million, a decrease of $33 million, or 59%, from the prior year. The decline reflects the continued improvement in overall Wholesale Banking credit quality, but was partially offset by a valuation adjustment related to aircraft that were leased under arrangements that qualified as capital leases.

Total noninterest income was $322 million, an increase of $16 million, or 5%, from the prior year as higher investment banking revenue and loan commitment fees more than offset a decline in trading revenue.

Total noninterest expense was $455 million, an increase of $75 million, or 20%, compared to the prior year. The increase was primarily due to the strategic decision to sell investments in Affordable Housing partnerships in the current quarter resulting in a $36 million impairment charge, as well as, an increase in employee compensation driven in part by an adjustment to incentive compensation accruals in the first quarter of 2013. Additionally, staff expenses increased as we continued to make investments to better meet our clients’ needs and augment our capabilities.

Mortgage Banking
Mortgage Banking reported net income of $15 million for the first quarter of 2014, compared to a net loss of $4 million for the first quarter of 2013, an improvement of $19 million. The improvement was driven by declines in provision for credit losses and noninterest expense, partially offset by lower noninterest income.

Net interest income of $134 million for the first quarter of 2014 increased $7 million, or 6%, compared to the first quarter of 2013. The increase was predominantly due to higher net interest income on loans that was partially offset by lower net interest income on LHFS and deposits. Net interest income on loans increased $24 million, or 27%, due to improved spreads on residential mortgages and a $291 million, or 1%, increase in average loan balances. Average LHFS were down $2.0 billion, or 66%, driven by lower production and resulted in a decrease in net interest income of $11 million. Net interest income on deposits decreased $5 million due to a $1.6 billion, or 46%, decrease in total average deposits, offset by improved spreads.

Provision for credit losses was $26 million, a decrease of $38 million, or 59%, compared to the first quarter of 2013. The improvement was largely attributable to $26 million in net charge-offs related to the sale of nonperforming residential mortgage loans included in the first quarter of 2013, and generally improved credit quality.

Total noninterest income was $100 million, a decrease of $98 million, or 49%, compared to the first quarter of 2013. The decrease was predominantly driven by lower mortgage production income, partially offset by higher mortgage servicing income. Mortgage loan production income decreased $116 million due to lower gain on sale revenue and lower production-related fee income, partially offset by a $9 million decline in the mortgage repurchase provision, and improved portfolio valuations. Loan originations were $3.1 billion during the first quarter of 2014, compared to $8.8 billion for the prior year, a decrease of $5.7 billion, or 65%. Mortgage servicing income of $54 million, increased $16 million, or 42%, driven by lower decay and higher servicing fees, offset by less favorable net hedge performance. Total loans serviced were $135.2 billion at March 31, 2014 compared with $142.2 billion at March 31, 2013, down 5%.

Total noninterest expense was $187 million, a decline of $82 million, or 30%, compared to the first quarter of 2013. Total staff expense declined $33 million driven by lower staffing levels reflecting the decline in closed loan volumes and on-going efforts to right-size the mortgage business. In addition, lower mortgage production volumes are further reflected in declines in outside processing cost of $9 million and credit services of $7 million. Operating losses declined $9 million driven by lower expenses for mortgage-related legal matters and total allocated costs decreased $15 million.

Corporate Other
Corporate Other net income for the three months ended March 31, 2014 was $73 million, an increase of $13 million, or 22%, compared to the same period in 2013. The increase was primarily due to increases in noninterest income and tax benefits resulting from the recognition of discrete items in the current quarter. These increases to net income were partially offset by a decline in net interest income and higher noninterest expense.

Net interest income was $75 million, a decrease of $11 million, or 13%, compared to the same period in 2013. The decrease was primarily due to lower commercial loan related swap income. Additionally, average long-term debt increased by $2.0 billion, or 25%, and average short-term borrowing increased $2.7 billion, or 98%, compared to the first quarter of 2013 due to balance sheet management activities partially attributable to increased loan demand.

Total noninterest income was $12 million, an increase of $8 million compared to the same period in 2013. The increase was primarily due to a $7 million decline in mark-to-market valuation losses on our public debt and index-linked CDs carried at fair value.

Total noninterest expenses increased $9 million compared to the same period in 2013. The increase was mainly due to higher severance cost, increased debt issuance cost and higher net allocated internal costs compared to prior year. These increases were partially offset by a decline in litigation related expense.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Enterprise Risk Management” in the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at March 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the first quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has begun implementation of the new Internal Control - Integrated Framework, issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The Company will complete this implementation prior to the compliance deadline of December 2014.

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

The risks described in this report and in the 2013 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., "Risk Factors" in the Company's 2013 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 24
	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
January 1 - 31	1,354,345	$36.92	1,354,345	$—
February 1 - 28	—	—	—	—
March 1 - 31	17,940	$37.36	—	—
Total during first quarter of 2014	1,372,285	$36.92	1,354,345	$—
1 On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million in shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process and therefore, this authority effectively expired on March 31, 2014. During the first quarter of 2014, the Company completed the repurchase of authorized shares as approved by the Board and the Federal Reserve in conjunction with the 2013 capital plan.
On March 26, 2014, the Company announced that the Federal Reserve had no objections to the repurchase of up to $450 million of the Company's outstanding common stock to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During the quarter, 17,940 shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans at an average price per share of $37.36.
At March 31, 2014, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the first quarter of 2014, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, or the Series E Preferred Stock Depositary Shares.

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

10.1
SunTrust Banks, Inc. Annual Incentive Plan (formerly Management Incentive Plan), amended and restated as of January 1, 2014, incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 10, 2014.
*

10.2
SunTrust Banks, Inc. 2009 Stock Plan, amended and restated as of January 1, 2011, as further amended effective April 22, 2014, incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 10, 2014.
*

10.3	Executive Severance Plan effective April 22, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report filed April 23, 2014.	*

10.4	Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report filed April 23, 2014.	*

10.5	Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report filed April 23, 2014.	*

10.6	Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report filed April 23, 2014.	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: May 7, 2014.