Form 10-Q
period 2014-06-30
SUNTRUST BANKS INC
filed 2014-08-06
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At July 31, 2014, 530,936,304 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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
DOJ — Department of Justice.
DTA — Deferred tax asset.
EPS — Earnings per share.
ERISA — Employee Retirement Income Security Act of 1974.

i

Exchange Act — Securities Exchange Act of 1934.
Fannie Mae — The Federal National Mortgage Association.
Freddie Mac — The Federal Home Loan Mortgage Corporation.
FASB — Financial Accounting Standards Board.
FDIC — The Federal Deposit Insurance Corporation.
Federal Reserve — The Board of Governors of the Federal Reserve System.
Fed funds — Federal funds.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.
Fitch — Fitch Ratings Ltd.
Form 8-K and other legacy mortgage-related items — Items disclosed in Form 8-K that was filed with the SEC on July 3, 2014, and other legacy mortgage-related items.
FRB — Federal Reserve Board.
FTE — Fully taxable-equivalent.
FVO — Fair value option.
GenSpring — GenSpring Family Offices, LLC.
Ginnie Mae — The Government National Mortgage Association.
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
Visa Counterparty — A financial institution which purchased the Company's Visa Class B shares.

iii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$1,161	$1,157	$2,313	$2,326
Interest and fees on loans held for sale	17	29	32	60
Interest and dividends on securities available for sale	149	143	302	286
Trading account interest and other	19	18	36	34
Total interest income	1,346	1,347	2,683	2,706
Interest Expense
Interest on deposits	61	75	126	154
Interest on long-term debt	66	53	124	104
Interest on other borrowings	10	8	19	16
Total interest expense	137	136	269	274
Net interest income	1,209	1,211	2,414	2,432
Provision for credit losses	73	146	175	358
Net interest income after provision for credit losses	1,136	1,065	2,239	2,074
Noninterest Income
Service charges on deposit accounts	160	164	314	324
Other charges and fees	91	97	179	186
Card fees	82	78	158	154
Trust and investment management income	116	130	247	254
Retail investment services	76	69	147	130
Investment banking income	119	93	207	161
Trading income	47	49	96	91
Mortgage servicing related income	45	1	99	39
Mortgage production related income	52	133	95	292
Gain on sale of subsidiary	105	—	105	—
Net securities (losses)/gains [1]	(1)	—	(2)	2
Other noninterest income	65	44	103	88
Total noninterest income	957	858	1,748	1,721
Noninterest Expense
Employee compensation	659	635	1,319	1,246
Employee benefits	104	102	244	250
Outside processing and software	181	187	351	365
Operating losses	218	72	239	111
Net occupancy expense	83	86	169	175
Equipment expense	42	46	86	91
Regulatory assessments	40	41	80	95
Marketing and customer development	30	31	56	61
Credit and collection services	23	52	46	85
Amortization of intangible assets	4	6	7	12
Other noninterest expense [2]	133	129	277	249
Total noninterest expense	1,517	1,387	2,874	2,740
Income before provision for income taxes	576	536	1,113	1,055
Provision for income taxes [2]	173	156	298	317
Net income including income attributable to noncontrolling interest	403	380	815	738
Net income attributable to noncontrolling interest	4	3	11	9
Net income	$399	$377	$804	$729
Net income available to common shareholders	$387	$365	$780	$705
Net income per average common share:
Diluted	$0.72	$0.68	$1.45	$1.31
Basic	0.73	0.68	1.47	1.32
Dividends declared per common share	0.20	0.10	0.30	0.15
Average common shares - diluted	535,486	539,763	536,234	539,812
Average common shares - basic	529,764	535,172	530,459	535,425

1 Total OTTI was $0 for the three months ended June 30, 2014 and 2013. Of total OTTI, losses of $1 million and $0 were recognized in earnings, and gains of $1 million and $0 were recognized as non-credit-related OTTI in OCI for the three months ended June 30, 2014 and 2013, respectively. Total OTTI was $0 for the six months ended June 30, 2014 and 2013. Of total OTTI, losses of $1 million were recognized in earnings, and gains of $1 million were recognized as non-credit-related OTTI in OCI for both the six months ended June 30, 2014 and 2013.
2 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2014	2013	2014	2013
Net income	$399	$377	$804	$729
Components of other comprehensive income/(loss):
Change in net unrealized gains/(losses) on securities, net of tax of $102, ($223), $165, and ($265), respectively	175	(382)	284	(455)
Change in net unrealized losses on derivatives, net of tax of ($21), ($54), ($50), and ($96), respectively	(36)	(91)	(86)	(163)
Change related to employee benefit plans, net of tax of $1, $3, $19, and $15, respectively	2	5	32	26
Total other comprehensive income/(loss)	141	(468)	230	(592)
Total comprehensive income/(loss)	$540	($91)	$1,034	$137
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2014	2013
Assets
Cash and due from banks	$5,681	$4,258
Federal funds sold and securities borrowed or purchased under agreements to resell	1,156	983
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	6,859	5,263
Trading assets and derivatives (includes encumbered securities pledged against repurchase agreements of $814 and $731 at June 30, 2014 and December 31, 2013, respectively)	5,141	5,040
Securities available for sale	24,015	22,542
Loans held for sale [1] ($1,353 and $1,378 at fair value at June 30, 2014 and December 31, 2013, respectively)	4,046	1,699
Loans [2] ($292 and $302 at fair value at June 30, 2014 and December 31, 2013, respectively)	129,744	127,877
Allowance for loan and lease losses	(2,003)	(2,044)
Net loans	127,741	125,833
Premises and equipment	1,518	1,565
Goodwill	6,337	6,369
Other intangible assets (MSRs at fair value: $1,259 and $1,300 at June 30, 2014 and December 31, 2013, respectively)	1,277	1,334
Other real estate owned	136	170
Other assets	5,489	5,520
Total assets	$182,559	$175,335
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$40,891	$38,800
Interest-bearing deposits (CDs at fair value: $240 and $764 at June 30, 2014 and December 31, 2013, respectively)	92,394	90,959
Total deposits	133,285	129,759
Funds purchased	1,053	1,192
Securities sold under agreements to repurchase	2,192	1,759
Other short-term borrowings	5,870	5,788
Long-term debt [3] ($1,311 and $1,556 at fair value at June 30, 2014 and December 31, 2013, respectively)	13,155	10,700
Trading liabilities and derivatives	1,190	1,181
Other liabilities	3,683	3,534
Total liabilities	160,428	153,913
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,085	9,115
Retained earnings	12,560	11,936
Treasury stock, at cost, and other [4]	(730)	(615)
Accumulated other comprehensive loss, net of tax	(59)	(289)
Total shareholders’ equity	22,131	21,422
Total liabilities and shareholders’ equity	$182,559	$175,335

Common shares outstanding	532,800	536,097
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	17,121	13,824
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$—	$261
[2] Includes loans of consolidated VIEs	307	327
[3] Includes debt of consolidated VIEs ($0 and $256 at fair value at June 30, 2014 and December 31, 2013, respectively)	322	597
[4] Includes noncontrolling interest	107	119

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	729	—	—	729
Other comprehensive loss	—	—	—	—	—	—	(592)	(592)
Change in noncontrolling interest	—	—	—	—	—	1	—	1
Common stock dividends, $0.15 per share	—	—	—	—	(81)	—	—	(81)
Preferred stock dividends [3]	—	—	—	—	(18)	—	—	(18)
Acquisition of treasury stock	—	(2)	—	—	—	(50)	—	(50)
Exercise of stock options and stock compensation expense	—	1	—	(15)	—	25	—	10
Restricted stock activity	—	1	—	(33)	—	37	—	4
Amortization of restricted stock compensation	—	—	—	—	—	15	—	15
Issuance of stock for employee benefit plans and other	—	—	—	—	—	4	—	4
Balance, June 30, 2013	$725	539	$550	$9,126	$11,447	($558)	($283)	$21,007
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	804	—	—	804
Other comprehensive income	—	—	—	—	—	—	230	230
Change in noncontrolling interest	—	—	—	—	—	4	—	4
Common stock dividends, $0.30 per share	—	—	—	—	(160)	—	—	(160)
Preferred stock dividends [3]	—	—	—	—	(19)	—	—	(19)
Acquisition of treasury stock	—	(3)	—	—	—	(133)	—	(133)
Exercise of stock options and stock compensation expense	—	—	—	(13)	—	10	—	(3)
Restricted stock activity	—	—	—	6	(1)	3	—	8
Amortization of restricted stock compensation	—	—	—	—	—	14	—	14
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	—	—	3	—	3
Balance, June 30, 2014	$725	533	$550	$9,085	$12,560	($730)	($59)	$22,131

1 At June 30, 2014, includes ($802) million for treasury stock, ($35) million for compensation element of restricted stock, and $107 million for noncontrolling interest.
At June 30, 2013, includes ($605) million for treasury stock, ($68) million for compensation element of restricted stock, and $115 million for noncontrolling interest.
2 At June 30, 2014, includes $206 million in unrealized net gains on AFS securities, $193 million in unrealized net gains on derivative financial instruments, and ($458) million related to employee benefit plans.
At June 30, 2013, includes $65 million in unrealized net gains on AFS securities, $369 million in unrealized net gains on derivative financial instruments, and ($717) million related to employee benefit plans.
3 For the six months ended June 30, 2014, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B and $2,938 per share for Perpetual Preferred Stock Series E.
For the six months ended June 30, 2013, dividends were $2,022 per share for both Perpetual Preferred Stock Series A and B and $2,856 per share for Perpetual Preferred Stock Series E.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2014	2013
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$815	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(105)	—
Depreciation, amortization, and accretion	328	365
Origination of mortgage servicing rights	(68)	(203)
Provisions for credit losses and foreclosed property	190	389
Mortgage repurchase provision	10	29
Stock option compensation and amortization of restricted stock compensation	6	16
Excess tax benefits from stock-based compensation	(4)	—
Net securities losses/(gains)	2	(2)
Net gain on sale of loans held for sale, loans, and other assets	(173)	(350)
Net decrease in loans held for sale	335	141
Net increase in other assets	(162)	(274)
Net decrease in other liabilities	(26)	(125)
Net cash provided by operating activities	1,148	724
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	1,730	3,233
Proceeds from sales of securities available for sale	69	497
Purchases of securities available for sale	(2,949)	(5,828)
Proceeds from sales of trading securities	59	—
Net increase in loans, including purchases of loans	(5,612)	(1,855)
Proceeds from sales of loans	651	630
Purchases of mortgage servicing rights	(76)	—
Capital expenditures	(60)	(43)
Payments related to acquisitions, including contingent consideration	(8)	—
Proceeds from sale of subsidiary	193	—
Proceeds from the sale of other real estate owned and other assets	187	249
Net cash used in investing activities	(5,816)	(3,117)
Cash Flows from Financing Activities
Net increase/(decrease) in total deposits	3,526	(4,697)
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	376	2,620
Proceeds from long-term debt	2,704	609
Repayments of long-term debt	(39)	(99)
Repurchase of common stock	(133)	(50)
Common and preferred dividends paid	(179)	(99)
Stock option activity	9	11
Net cash provided by/(used in) financing activities	6,264	(1,705)
Net increase/(decrease) in cash and cash equivalents	1,596	(4,098)
Cash and cash equivalents at beginning of period	5,263	8,257
Cash and cash equivalents at end of period	$6,859	$4,159

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$20	$17
Loans transferred from loans to loans held for sale	2,821	144
Loans transferred from loans and loans held for sale to other real estate owned	80	134
Non-cash impact of the deconsolidation of CLO	282	—

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

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU allows for use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. As early adoption is permitted, the Company adopted this ASU effective January 1, 2014, utilizing the practical expedient method. During the three and six months ended June 30, 2014, $14 million and $27 million, respectively, of investment amortization expense has been recognized on a net basis with tax credits received as a component of income tax expense. The standard is required to be applied retrospectively; therefore prior period amounts included in noninterest expense prior to adoption have been reclassified. During the three and six months ended June 30, 2013, $10 million and $20 million, respectively, of investment amortization expense was included in other noninterest expense in the Consolidated Statements of Income which was reclassified to income tax expense upon adoption. There has been no other impact on the Company's financial position, results of operations, or EPS.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The update changes the requirements for reporting discontinued operations. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted the ASU upon issuance for prospective transactions. The adoption did not have an impact on the Company's financial position, results of operations, or EPS.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016 and early adoption is not permitted. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additional disclosures are required for all types of repurchase agreements. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014 and early adoption is not permitted. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. Under existing guidance in Topic 718, a performance target that falls under the scope of this amendment should not be reflected in estimating the grant-date fair value of the award; but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the ASU; however, it is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

NOTE 2 - ACQUISITIONS/DISPOSITIONS

(Dollars in millions)	Date	Cash Received	Goodwill	Other Intangibles	Gain
2014
Sale of RidgeWorth	5/30/2014	$193	($40)	($9)	$105
On May 30, 2014, the Company completed the sale of RidgeWorth, its asset management subsidiary with approximately $49.1 billion in assets under management, to an investor group led by a private equity fund managed by Lightyear Capital LLC. The Company received cash proceeds of $193 million, removed $96 million in net assets and $23 million in noncontrolling interests, and recognized a pretax gain of $105 million in connection with the sale, net of transaction-related expenses.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s results for the six months ended June 30, 2014, included income before provision for income taxes related to RidgeWorth, excluding the gain on sale, of $22 million, comprised of $81 million of revenue and $59 million of expense. Income before provision for income taxes related to RidgeWorth, excluding the gain on sale, included $20 million attributable to the Company and $2 million attributable to noncontrolling interests during the six months ended June 30, 2014.
The Company’s results for the six months ended June 30, 2013, included income before provision for income taxes related to RidgeWorth of $32 million, comprised of $96 million of revenue and $64 million of expense. For the year ended December 31, 2013, the Company’s income before provision for income taxes included $64 million related to RidgeWorth, comprised of $194 million of revenue and $130 million of expense. In all periods presented, the financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment.
There were no other material acquisitions or dispositions during the three and six months ended June 30, 2014 and 2013.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Fed funds sold	$103	$75
Securities borrowed or purchased	334	184
Resell agreements	719	724
Total fed funds sold and securities borrowed or purchased under agreements to resell	$1,156	$983

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. At June 30, 2014 and December 31, 2013, the total market value of collateral held was $1.1 billion and $913 million, of which $227 million and $234 million was repledged, respectively.

At June 30, 2014 and December 31, 2013, the Company had $814 million and $731 million of trading assets pledged to secure $819 million and $717 million of repurchase agreements, respectively.

Netting of Securities - Repurchase and Resell Agreements
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar agreements are discussed in Note 12, "Derivative Financial Instruments." Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at June 30, 2014 and December 31, 2013:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,053	$—	$1,053	[1,2]	$1,040	$13
Financial liabilities:
Securities sold under agreements to repurchase	2,192	—	2,192	[1]	2,192	—

December 31, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$908	$—	$908	[1,2]	$899	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,759	—	1,759	[1]	1,759	—
1 None of the Company's repurchase and reverse repurchase transactions met the right of setoff criteria for net balance sheet presentation at June 30, 2014 and December 31, 2013.
2 Excludes $103 million and $75 million of Fed funds sold which are not subject to a master netting agreement at June 30, 2014 and December 31, 2013, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	June 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,581	$10	$17	$1,574
Federal agency securities	1,005	17	32	990
U.S. states and political subdivisions	243	8	—	251
MBS - agency	19,692	555	182	20,065
MBS - private	136	4	—	140
ABS	20	2	—	22
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	931	1	—	932
Total securities AFS	$23,646	$600	$231	$24,015

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities [1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542
1 At June 30, 2014, other equity securities comprised of the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $153 million in mutual fund investments, and $1 million of other. At December 31, 2013, other equity securities comprised of the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents interest and dividends on securities AFS:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Taxable interest	$138	$133	$279	$265
Tax-exempt interest	2	3	5	5
Dividends	9	7	18	16
Total interest and dividends	$149	$143	$302	$286

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $10.8 billion and $11.0 billion at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $625 million of securities AFS were pledged against repurchase arrangements under which the secured party has possession of the collateral and has the right to sell or repledge that collateral. At December 31, 2013, there were no securities AFS pledged under secured borrowing arrangements under which the secured party has possession of the collateral and would customarily sell or repledge that collateral, other than in an event of default by the Company.

The amortized cost and fair value of investments in debt securities at June 30, 2014, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$892	$689	$—	$1,581
Federal agency securities	71	247	543	144	1,005
U.S. states and political subdivisions	65	53	102	23	243
MBS - agency	1,995	6,727	7,384	3,586	19,692
MBS - private	—	136	—	—	136
ABS	15	4	1	—	20
Corporate and other debt securities	2	20	16	—	38
Total debt securities	$2,148	$8,079	$8,735	$3,753	$22,715
Fair Value:
U.S. Treasury securities	$—	$900	$674	$—	$1,574
Federal agency securities	71	259	518	142	990
U.S. states and political subdivisions	66	56	104	25	251
MBS - agency	2,114	6,912	7,522	3,517	20,065
MBS - private	—	140	—	—	140
ABS	14	6	2	—	22
Corporate and other debt securities	2	22	17	—	41
Total debt securities	$2,267	$8,295	$8,837	$3,684	$23,083
Weighted average yield [1]	2.71%	2.44%	2.86%	2.92%	2.71%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. At June 30, 2014, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2013 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited), continued

	June 30, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities:
U.S. Treasury securities	$99	$—	$575	$17	$674	$17
Federal agency securities	3	—	615	32	618	32
MBS - agency	819	4	5,946	178	6,765	182
ABS	—	—	14	—	14	—
Total temporarily impaired securities	921	4	7,150	227	8,071	231
OTTI securities [1]:
MBS - private	—	—	46	—	46	—
Total OTTI securities	—	—	46	—	46	—
Total impaired securities	$921	$4	$7,196	$227	$8,117	$231

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,036	$47	$—	$—	$1,036	$47
Federal agency securities	398	29	264	28	662	57
U.S. states and political subdivisions	12	—	20	2	32	2
MBS - agency	9,173	358	618	67	9,791	425
ABS	—	—	13	1	13	1
Total temporarily impaired securities	10,619	434	915	98	11,534	532
OTTI securities [1]:
MBS - private	105	2	—	—	105	2
Total OTTI securities	105	2	—	—	105	2
Total impaired securities	$10,724	$436	$915	$98	$11,639	$534
1 Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
2 Securities with unrealized losses less than $0.5 million are shown as zero.

At June 30, 2014, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included U.S. Treasury securities, federal agency securities, agency MBS, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on U.S. Treasury securities, federal agency securities, and agency MBS securities are due to an increase in market interest rates. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on securities that have been OTTI that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current and prior periods.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Gross realized gains	$—	$1	$—	$4
Gross realized losses	—	(1)	(1)	(1)
OTTI	(1)	—	(1)	(1)
Net securities(losses)/gains	($1)	$—	($2)	$2

Notes to Consolidated Financial Statements (Unaudited), continued

Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the three and six months ended June 30, 2014, all OTTI recognized in earnings related to one private MBS that has underlying collateral of residential mortgage loans securitized in 2007.

The Company continues to reduce existing exposure primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

The securities that gave rise to credit impairments recognized during the three and six months ended June 30, 2014, consisted of private MBS with a fair value of approximately $19 million at June 30, 2014. The securities that gave rise to credit impairments recognized during the three and six months ended June 30, 2013, consisted of private MBS and ABS with a combined fair value of approximately $2 million at June 30, 2013. Credit impairments recognized on securities during the three and six months ended June 30, 2014 and 2013, are shown below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
OTTI [1]	$—	$—	$—	$—
Portion of gains recognized in OCI (before taxes)	1	—	1	1
Net impairment losses recognized in earnings	$1	$—	$1	$1
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three and six months ended June 30, 2014 and 2013, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$25	$32	$25	$31
Additions:
OTTI credit losses on previously impaired securities	1	—	1	1
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	(1)	—	(1)	—
Balance, end of period	$25	$32	$25	$32

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the six months ended June 30:

	2014 [1]	2013
Default rate	2%	6 - 9%
Prepayment rate	16%	7 - 8%
Loss severity	46%	61 - 74%
1 During the six months ended June 30, 2014, all OTTI recognized in earnings related to one private MBS security.

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	June 30, 2014	December 31, 2013
Commercial loans:
C&I	$61,337	$57,974
CRE	6,105	5,481
Commercial construction	1,096	855
Total commercial loans	68,538	64,310
Residential loans:
Residential mortgages - guaranteed	661	3,416
Residential mortgages - nonguaranteed [1]	24,173	24,412
Home equity products	14,519	14,809
Residential construction	508	553
Total residential loans	39,861	43,190
Consumer loans:
Guaranteed student loans	5,420	5,545
Other direct	3,675	2,829
Indirect	11,501	11,272
Credit cards	749	731
Total consumer loans	21,345	20,377
LHFI	$129,744	$127,877
LHFS [2]	$4,046	$1,699
1 Includes $292 million and $302 million of loans carried at fair value at June 30, 2014 and December 31, 2013, respectively.
2 Includes $1.4 billion of LHFS carried at fair value at both June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company had $57.9 billion and $56.4 billion, respectively, of net eligible loan collateral pledged to the Federal Reserve Discount Window or the FHLB of Atlanta to support available borrowing capacity.

During the three months ended June 30, 2014 and 2013, the Company transferred $2.7 billion and $87 million in LHFI to LHFS, and $3 million and $5 million in LHFS to LHFI, respectively. Specifically, $2.1 billion of guaranteed residential mortgages were transferred to LHFS during the three months ended June 30, 2014, in anticipation of the sale of these loans on a servicing retained basis in the third quarter. Additionally, during the three months ended June 30, 2014 and 2013, the Company sold $534 million and $159 million in loans and leases for gains of $22 million and $3 million, respectively.

During the six months ended June 30, 2014 and 2013, the Company transferred $2.8 billion and $144 million in LHFI to LHFS, and $20 million and $17 million in LHFS to LHFI, respectively. Additionally, during the six months ended June 30, 2014 and 2013, the Company sold $619 million and $662 million in loans and leases for gains of $31 million and $7 million, respectively.

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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At June 30, 2014 and December 31, 2013, 27% and 82%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. The decline in the percentage of current loans in LHFI is solely due to approximately $2.1 billion in accruing current guaranteed residential loan which were transferred to LHFS in June, 2014. At June 30, 2014 and December 31, 2013, 82% and 81%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Credit rating:
Pass	$59,854	$56,443	$5,902	$5,245	$1,059	$798
Criticized accruing	1,284	1,335	165	197	27	45
Criticized nonaccruing	199	196	38	39	10	12
Total	$61,337	$57,974	$6,105	$5,481	$1,096	$855

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Current FICO score range:
700 and above	$19,038	$19,100	$11,558	$11,661	$385	$423
620 - 699	3,603	3,652	2,087	2,186	89	90
Below 620 [2]	1,532	1,660	874	962	34	40
Total	$24,173	$24,412	$14,519	$14,809	$508	$553

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Current FICO score range:
700 and above	$3,161	$2,370	$8,554	$8,420	$528	$512
620 - 699	453	397	2,316	2,228	178	176
Below 620 [2]	61	62	631	624	43	43
Total	$3,675	$2,829	$11,501	$11,272	$749	$731
1 Excludes $661 million and $3.4 billion at June 30, 2014 and December 31, 2013, respectively, of guaranteed residential loans. At June 30, 2014 and December 31, 2013, the majority of these loans had FICO scores of 700 and above.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.4 billion and $5.5 billion of guaranteed student loans at June 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	June 30, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$61,085	$42	$11	$199	$61,337
CRE	6,063	4	—	38	6,105
Commercial construction	1,086	—	—	10	1,096
Total commercial loans	68,234	46	11	247	68,538
Residential loans:
Residential mortgages - guaranteed	181	35	445	—	661
Residential mortgages - nonguaranteed[1]	23,642	112	14	405	24,173
Home equity products	14,224	104	—	191	14,519
Residential construction	457	4	1	46	508
Total residential loans	38,504	255	460	642	39,861
Consumer loans:
Guaranteed student loans	4,430	424	566	—	5,420
Other direct	3,648	21	2	4	3,675
Indirect	11,432	62	1	6	11,501
Credit cards	738	6	5	—	749
Total consumer loans	20,248	513	574	10	21,345
Total LHFI	$126,986	$814	$1,045	$899	$129,744
1 Includes $292 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $567 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

	June 30, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$87	$66	$—	$81	$56	$—
CRE	16	14	—	61	60	—
Total commercial loans	103	80	—	142	116	—
Residential mortgages - nonguaranteed	723	452	—	740	442	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	57	49	4	51	49	10
CRE	14	8	—	8	3	—
Commercial construction	6	2	—	6	3	—
Total commercial loans	77	59	4	65	55	10
Residential loans:
Residential mortgages - nonguaranteed	1,486	1,467	238	1,617	1,609	226
Home equity products	702	632	88	710	638	96
Residential construction	211	172	23	241	189	23
Total residential loans	2,399	2,271	349	2,568	2,436	345
Consumer loans:
Other direct	14	14	1	14	14	—
Indirect	97	97	5	83	83	5
Credit cards	10	10	2	13	13	3
Total consumer loans	121	121	8	110	110	8
Total impaired loans	$3,423	$2,983	$361	$3,625	$3,159	$363
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.6 billion and $2.7 billion of accruing TDRs at amortized cost, at June 30, 2014 and December 31, 2013, respectively, of which 96% were current. See Note 1, “Significant Accounting Policies,” to the Company's 2013 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$72	$—	$70	$1	$76	$1	$63	$1
CRE	15	—	9	—	15	—	8	—
Commercial construction	—	—	47	—	—	—	36	1
Total commercial loans	87	—	126	1	91	1	107	2
Residential mortgages - nonguaranteed	463	5	448	4	470	9	461	8
Impaired loans with an allowance recorded:
Commercial loans:
C&I	52	—	80	1	54	—	75	1
CRE	11	—	3	—	11	—	2	—
Commercial construction	3	—	8	—	3	—	7	—
Total commercial loans	66	—	91	1	68	—	84	1
Residential loans:
Residential mortgages - nonguaranteed	1,456	20	1,554	23	1,444	41	1,547	41
Home equity products	651	7	648	5	648	13	652	10
Residential construction	179	2	205	3	178	4	206	5
Total residential loans	2,286	29	2,407	31	2,270	58	2,405	56
Consumer loans:
Other direct	14	—	15	—	14	—	15	—
Indirect	105	1	72	1	103	3	74	2
Credit cards	11	—	17	1	11	—	19	1
Total consumer loans	130	1	104	2	128	3	108	3
Total impaired loans	$3,032	$35	$3,176	$39	$3,027	$71	$3,165	$70
1 Of the interest income recognized during the three and six months ended June 30, 2014, cash basis interest income was less than $1 million and $2 million, respectively.
Of the interest income recognized during the three and six months ended June 30, 2013, cash basis interest income was $1 million and $6 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	June 30, 2014	December 31, 2013
Nonaccrual/NPLs:
Commercial loans:
C&I	$199	$196
CRE	38	39
Commercial construction	10	12
Residential loans:
Residential mortgages - nonguaranteed	405	441
Home equity products	191	210
Residential construction	46	61
Consumer loans:
Other direct	4	5
Indirect	6	7
Total nonaccrual/NPLs[1]	899	971
OREO[2]	136	170
Other repossessed assets	6	7
Nonperforming LHFS	—	17
Total NPAs	$1,041	$1,165
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $79 million and $88 million at June 30, 2014 and December 31, 2013, respectively.

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
At both June 30, 2014 and December 31, 2013, the Company had $8 million in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables:

	Three Months Ended June 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	27	$—	$—	$12	$12
CRE	2	3	—	—	3
Residential loans:
Residential mortgages - nonguaranteed	365	1	43	11	55
Home equity products	471	—	2	20	22
Residential construction	4	—	1	—	1
Consumer loans:
Other direct	21	—	—	—	—
Indirect	712	—	—	14	14
Credit cards	130	—	—	—	—
Total TDRs	1,732	$4	$46	$57	$107

	Six Months Ended June 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	43	$—	$—	$14	$14
CRE	4	3	—	3	6
Residential loans:
Residential mortgages - nonguaranteed	678	1	86	28	115
Home equity products	904	—	5	38	43
Residential construction	10	—	1	—	1
Consumer loans:
Other direct	38	—	—	1	1
Indirect	1,551	—	—	30	30
Credit cards	227	—	1	—	1
Total TDRs	3,455	$4	$93	$114	$211
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and six months ended June 30, 2014 was immaterial.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and six months ended June 30, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2013 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	29	$18	$—	$15	$33
CRE	1	—	—	—	—
Residential loans:
Residential mortgages - nonguaranteed	637	—	36	53	89
Home equity products	755	—	17	31	48
Residential construction	104	—	7	2	9
Consumer loans:
Other direct	32	—	—	1	1
Indirect	831	—	—	16	16
Credit cards	155	—	1	—	1
Total TDRs	2,544	$18	$61	$118	$197

	Six Months Ended June 30, 2013 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	96	$18	$2	$49	$69
CRE	5	—	4	1	5
Residential loans:
Residential mortgages - nonguaranteed	913	—	61	70	131
Home equity products	1,438	—	36	48	84
Residential construction	217	—	18	4	22
Consumer loans:
Other direct	80	—	—	3	3
Indirect	1,734	—	—	33	33
Credit cards	386	—	2	—	2
Total TDRs	4,869	$18	$123	$208	$349
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

Notes to Consolidated Financial Statements (Unaudited), continued

For the three and six months ended June 30, 2014, the table below represents defaults on loans that were first modified between the periods January 1, 2013 and June 30, 2014 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	22	$4	47	$5
Residential loans:
Residential mortgages	40	6	89	10
Home equity products	24	2	47	3
Residential construction	2	—	6	—
Consumer loans:
Other direct	—	—	5	—
Indirect	46	—	89	1
Credit cards	63	1	83	1
Total TDRs	197	$13	366	$20

For the three and six months ended June 30, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and June 30, 2013 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	19	$—	42	$—
CRE	3	—	4	3
Commercial construction	—	—	1	—
Residential loans:
Residential mortgages	80	6	156	10
Home equity products	52	3	101	6
Residential construction	10	—	16	2
Consumer loans:
Other direct	2	—	9	—
Indirect	49	1	88	1
Credit cards	35	—	79	1
Total TDRs	250	$10	496	$23

The majority of loans that were modified and subsequently became 90 days or more delinquent have remained on nonaccrual status since the time of modification.

Notes to Consolidated Financial Statements (Unaudited), continued

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.2 billion and $1.0 billion at June 30, 2014 and December 31, 2013, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2014, the Company owned $39.9 billion in residential loans, representing 31% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.4 billion in mortgage loan commitments. At December 31, 2013, the Company owned $43.2 billion in residential loans, representing 34% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $2.7 billion in mortgage loan commitments. Of the residential loans owned at June 30, 2014 and December 31, 2013, 2% and 8%, respectively, were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $11.9 billion and $12.4 billion of mortgage loans at June 30, 2014 and December 31, 2013, respectively, that included terms such as an interest only feature, a high original LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $4.7 billion and $5.5 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $1.0 billion and $1.1 billion of those interest only loans at June 30, 2014 and December 31, 2013, respectively, were loans with no MI and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $7.3 billion and $6.9 billion of amortizing loans with no MI at June 30, 2014 and December 31, 2013, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$2,086	$2,205	$2,094	$2,219
Provision for loan losses	76	152	182	356
(Benefit)/provision for unfunded commitments	(3)	(6)	(7)	2
Loan charge-offs	(158)	(233)	(309)	(506)
Loan recoveries	45	54	86	101
Balance at end of period	$2,046	$2,172	$2,046	$2,172

Components:
ALLL			$2,003	$2,125
Unfunded commitments reserve[1]			43	47
Allowance for credit losses			$2,046	$2,172
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by loan segment for the three months ended June 30, 2014 and 2013 is presented in the tables below:

	Three Months Ended June 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$966	$910	$164	$2,040
Provision for loan losses	18	32	26	76
Loan charge-offs	(38)	(90)	(30)	(158)
Loan recoveries	12	23	10	45
Balance at end of period	$958	$875	$170	$2,003

	Three Months Ended June 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$921	$1,087	$144	$2,152
Provision for loan losses	42	78	32	152
Loan charge-offs	(64)	(143)	(26)	(233)
Loan recoveries	20	24	10	54
Balance at end of period	$919	$1,046	$160	$2,125

	Six Months Ended June 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$946	$930	$168	$2,044
Provision for loan losses	57	80	45	182
Loan charge-offs	(71)	(175)	(63)	(309)
Loan recoveries	26	40	20	86
Balance at end of period	$958	$875	$170	$2,003

	Six Months Ended June 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	106	190	60	356
Loan charge-offs	(124)	(321)	(61)	(506)
Loan recoveries	35	46	20	101
Balance at end of period	$919	$1,046	$160	$2,125

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	June 30, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$139	$4	$2,723	$349	$121	$8	$2,983	$361
Collectively evaluated	68,399	954	36,846	526	21,224	162	126,469	1,642
Total evaluated	68,538	958	39,569	875	21,345	170	129,452	2,003
LHFI at fair value	—	—	292	—	—	—	292	—
Total LHFI	$68,538	$958	$39,861	$875	$21,345	$170	$129,744	$2,003

	December 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$171	$10	$2,878	$345	$110	$8	$3,159	$363
Collectively evaluated	64,139	936	40,010	585	20,267	160	124,416	1,681
Total evaluated	64,310	946	42,888	930	20,377	168	127,575	2,044
LHFI at fair value	—	—	302	—	—	—	302	—
Total LHFI	$64,310	$946	$43,190	$930	$20,377	$168	$127,877	$2,044

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company as of September 30, 2014, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The Company monitored events and circumstances during the first six months of 2014 and did not observe any factors that would more likely than not reduce the fair value of a reporting unit below its respective carrying value. Accordingly, goodwill was not tested for impairment during the six months ended June 30, 2014.
As discussed in Note 2, "Acquisitions/Dispositions," the Company completed the sale of its asset management subsidiary, RidgeWorth, during the second quarter of 2014. Also, during the six months ended June 30, 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, June 30, 2014	$4,262	$2,075	$6,337
Balance, January 1, 2013	$3,962	$2,407	$6,369
Intersegment transfers	300	(300)	—
Balance, June 30, 2013	$4,262	$2,107	$6,369

Notes to Consolidated Financial Statements (Unaudited), continued

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2014	$4	$1,300	$30	$1,334
Amortization	(3)	—	(4)	(7)
MSRs originated	—	68	—	68
MSRs purchased	—	76	—	76
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(107)	—	(107)
Other changes in fair value [2]	—	(78)	—	(78)
Sale of RidgeWorth	—	—	(9)	(9)
Balance, June 30, 2014	$1	$1,259	$17	$1,277

Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(7)	—	(5)	(12)
MSRs originated	—	203	—	203
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	250	—	250
Other changes in fair value [2]	—	(152)	—	(152)
Sale of MSRs	—	(1)	—	(1)
Balance, June 30, 2013	$10	$1,199	$35	$1,244
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

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six months ended June 30, 2014 was $81 million and $160 million, respectively, and $77 million and $153 million for the three and six months ended June 30, 2013, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.
At June 30, 2014 and December 31, 2013, the total UPB of mortgage loans serviced was $134.4 billion and $136.7 billion, respectively. Included in these amounts were $105.4 billion and $106.8 billion at June 30, 2014 and December 31, 2013, respectively, of loans serviced for third parties. During the six months ended June 30, 2014 and 2013, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $439 million and $632 million, respectively. The Company purchased MSRs on residential loans with a UPB of $5.9 billion during the second quarter of 2014; however, only $460 million of these loans are reflected in the UPB amounts above as the transfer of servicing for the remainder is scheduled for the third quarter of 2014.
The Company determines the fair value of the MSRs using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using market based prepayment rates, discount rates, and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the STM Valuation Committee review all significant assumptions at least quarterly, since many factors can affect the fair value of MSRs. Changes to the valuation model inputs and assumptions are reflected in the periods' results.

Notes to Consolidated Financial Statements (Unaudited), continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at June 30, 2014 and December 31, 2013, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below. The overall change in MSRs during the six months ended June 30, 2014 was primarily due to a decrease in prevailing interest rates during the period.

(Dollars in millions)	June 30, 2014	December 31, 2013
Fair value of retained MSRs	$1,259	$1,300
Prepayment rate assumption (annual)	9%	8%
Decline in fair value from 10% adverse change	$45	$38
Decline in fair value from 20% adverse change	88	74
Discount rate (annual)	11%	12%
Decline in fair value from 10% adverse change	$59	$66
Decline in fair value from 20% adverse change	114	126
Weighted-average life (in years)	7.0	7.7
Weighted-average coupon	4.3%	4.4%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the sensitivities above do not include the effect of hedging activity undertaken by the Company to offset changes in the fair value of MSRs. See Note 12, “Derivative Financial Instruments,” for further information regarding these hedging activities.

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the six months ended June 30, 2014, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the period. These evaluations did not result in changes to previous consolidation conclusions except for one CLO entity which is described in detail in the "Commercial and Corporate Loans" section of this footnote. No events occurred during the six months ended June 30, 2014 that changed the Company’s sale accounting conclusion in regards to the residential mortgage loans, student loans, commercial and corporate loans, or CDO securities.
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
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in pre-tax net gains of $61 million and $124 million, including servicing rights, for the three months ended June 30, 2014 and 2013, respectively and $105 million and $281 million for the six months ended June 30,

Notes to Consolidated Financial Statements (Unaudited), continued

2014 and 2013, respectively. These net gains are included within mortgage production related income in the Consolidated Statements of Income. These net gains include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 12, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 13, “Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At June 30, 2014 and December 31, 2013, the fair value of securities received totaled $65 million and $71 million, respectively, and was valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the securitization. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant to the securitization. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests. Total assets at June 30, 2014 and December 31, 2013, of the unconsolidated trusts in which the Company has a VI are $316 million and $350 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of its representations and warranties, discussed further in Note 13, “Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the CLOs. The Company currently holds certain securities issued by the CLOs and previously acted as collateral manager for these CLOs; however, upon the sale of RidgeWorth in May 2014, the Company is no longer the collateral manager. The Company previously determined that it was the primary beneficiary of, and thus, had consolidated one of these CLOs as it had both the power to direct the activities that most significantly impacted the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with this CLO includes ownership in one of the senior interests in the CLO and certain preference shares of the CLO. Since the Company is no longer the collateral manager for the CLO, the Company no longer possesses the power to direct the activities that most significantly impact the economic performance of the VIE; therefore, the Company is no longer the primary beneficiary of this CLO and in connection with the sale of RidgeWorth, the CLO was deconsolidated. At December 31, 2013, the Company’s Consolidated Balance Sheets reflected $261 million of loans held by the CLO and $256 million of debt issued by the CLO.
At June 30, 2014, all CLOs that the Company has involvement with are considered to be VIEs and are unconsolidated. The Company has determined that it is not the primary beneficiary as it does not possess the power to direct the activities that most significantly impact the economic performance of the VIE. The Company's preference share exposure was valued at $5 million and $3 million at June 30, 2014 and December 31, 2013, respectively. The Company's senior interest exposure was valued at $22 million and $26 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, unconsolidated VIEs that the Company had involvement with had $780 million and $1.6 billion of estimated assets, respectively, and $730 million and $1.6 billion of estimated liabilities, respectively.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans (the “Student Loan entity”) should be consolidated. At June 30, 2014 and December 31, 2013, the Company’s Consolidated Balance

Notes to Consolidated Financial Statements (Unaudited), continued

Sheets reflected $326 million and $344 million, respectively, of assets held by the Student Loan entity and $322 million and $341 million, respectively, of debt issued by the Student Loan entity.
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
CDO Securities
The Company has transferred bank trust preferred securities in securitization transactions. The Company determined that it was not the primary beneficiary of any of these VIEs as the Company lacked the power to direct the significant activities of any of the VIEs. During the first quarter of 2014, the Company sold all remaining exposures to these VIEs. For further details on these VIEs refer to Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Cash flows on interests held [1]:
Residential Mortgage Loans [2]	$7	$11	$10	$17
Commercial and Corporate Loans	—	—	—	1
CDO Securities	—	1	—	1
Total cash flows on interests held	$7	$12	$10	$19
Servicing or management fees [1]:
Residential Mortgage Loans [2]	$—	$1	$1	$1
Commercial and Corporate Loans	1	2	4	5
Total servicing or management fees	$1	$3	$5	$6
1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Notes to Consolidated Financial Statements (Unaudited), continued

Portfolio balances and delinquency balances based on accruing loans 90 days or more past due and all nonaccrual loans at June 30, 2014 and December 31, 2013, and net charge-offs related to managed portfolio loans (both those that are owned or consolidated by the Company and those that have been transferred) for the three and six months ended June 30, 2014 and 2013 are as follows:

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)							2014	2013	2014	2013
Type of loan:
Commercial	$68,538	$64,310	$258		$272		$26	$44	$45	$89
Residential	39,861	43,190	1,102		1,296		67	119	135	275
Consumer	21,345	20,377	584		631		20	16	43	41
Total loan portfolio	129,744	127,877	1,944		2,199		113	179	223	405
Managed securitized loans:
Commercial	—	1,617	—		29		—	—	—	—
Residential	99,692	100,695	324	[3]	493	[3]	3	6	7	14
Total managed loans	$229,436	$230,189	$2,268		$2,721		$116	$185	$230	$419
1 Excludes $4.0 billion and $1.7 billion of LHFS at June 30, 2014 and December 31, 2013, respectively.
2 Excludes $1 million and $17 million of past due LHFS at June 30, 2014 and December 31, 2013, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e. involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At June 30, 2014 and December 31, 2013, the Company had $1.4 billion and $1.5 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets and derivatives on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.4 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively, and the Company had entered into mirror TRS contracts with third parties with the same outstanding notional amounts. At June 30, 2014, the fair values of these TRS assets and liabilities were $19 million and $16 million, respectively, and at December 31, 2013, the fair values of these TRS assets and liabilities were $35 million and $31 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 12, “Derivative Financial Instruments,” as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Company's 2013 Annual Report on Form 10-K. There have been no changes to the Company's consolidation conclusions regarding the VIEs, as described in the Company's 2013 Annual Report on Form 10-K, since December 31, 2013.
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the related partnerships are VIEs. For partnerships where the Company operates strictly as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At June 30, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, and total liabilities, were immaterial. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and six months ended June 30, 2014 and 2013, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.
For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting

Notes to Consolidated Financial Statements (Unaudited), continued

guidance for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Partnership assets of $1.5 billion in these partnerships were not included in the Consolidated Balance Sheets at both June 30, 2014 and December 31, 2013. The limited partner interests had carrying values of $270 million and $252 million at June 30, 2014 and December 31, 2013, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $766 million and $697 million at June 30, 2014 and December 31, 2013, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $346 million and $303 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at June 30, 2014 and December 31, 2013, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
The Company adopted ASU 2014-01 in the first quarter of 2014, which allowed amortization of qualified affordable housing investments within the scope of the ASU to be presented net of the income tax credits in the provision for income taxes. During the three months ended June 30, 2014 and 2013, the Company recognized $15 million of tax credits, and $14 million and $10 million of amortization expense, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized $30 million and $29 million of tax credits, respectively, and $27 million and $20 million of amortization expense, respectively, in the provision for income taxes. For community development investments not within the scope of ASU 2014-01, the Company continues to record amortization of the investment in noninterest expense.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At June 30, 2014 and December 31, 2013, the Company's investment in these funds totaled $145 million and $138 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $234 million and $217 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At June 30, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $108 million and $151 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $56 million and $58 million, respectively.
The Company has designated certain consolidated affordable housing properties as held for sale, and accordingly recognizes them at the lower of their carrying value or estimated fair value less costs to sell. At June 30, 2014, the carrying value of properties held for sale was $65 million. Disposition of these properties is targeted to be completed within the next nine months.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 16 million and 21 million related to common stock options and common stock warrants outstanding at June 30, 2014 and 2013, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2014	2013	2014	2013
Net income	$399	$377	$804	$729
Preferred dividends	(9)	(9)	(19)	(18)
Dividends and undistributed earnings allocated to unvested shares	(3)	(3)	(5)	(6)
Net income available to common shareholders	$387	$365	$780	$705
Average basic common shares	530	535	530	535
Effect of dilutive securities:
Stock options	1	2	2	2
Restricted stock and warrants	4	3	4	3
Average diluted common shares	535	540	536	540
Net income per average common share - diluted	$0.72	$0.68	$1.45	$1.31
Net income per average common share - basic	$0.73	$0.68	$1.47	$1.32

NOTE 10 - INCOME TAXES
The provision for income taxes was $173 million and $156 million for the three months ended June 30, 2014 and 2013, respectively, representing effective tax rates of 30.2% and 29.3%, respectively. The provision for income taxes was $298 million and $317 million for the six months ended June 30, 2014 and 2013, respectively, representing effective tax rates of 27.0% and 30.3%, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2014 and 2013, by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
The Company adopted accounting guidance effective January 1, 2014, which allowed amortization expense related to qualified affordable housing investments to be presented net of the income tax credits in the provision for income taxes. Prior to the first quarter of 2014, these amortization expenses were recognized in other noninterest expense. The standard is required to be applied retrospectively; therefore, prior periods have been restated in accordance with U.S. GAAP. See Note 1, “Significant Accounting Policies,” for further information related to this new guidance.
The Company's liability for UTBs was $274 million and $291 million at June 30, 2014 and December 31, 2013, respectively. It is reasonably possible that the liability for UTBs could decrease by as much as $180 million during the next 12 months due to the completion of tax authority examinations and expiration of statutes of limitations. A portion of the decrease may favorably impact the effective tax rate.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTI plans for eligible employees, which may be delivered through various incentive programs, such as RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for incentive plans with cash payouts was $51 million and $39 million for the three months ended June 30, 2014 and 2013, respectively and $96 million and $78 million for the six months ended June 30, 2014 and 2013.

Stock-Based Compensation
The Company provides stock-based awards through the 2009 Stock Plan under which the Compensation Committee of the Board of Directors has the authority to grant stock options, stock appreciation rights, restricted stock, and RSUs to key employees of the Company. Some awards may have performance or other conditions, such as vesting tied to the Company's total shareholder return relative to a peer group or vesting tied to the achievement of an absolute financial performance target.

In February 2014, the Compensation Committee and Board of Directors approved, subject to shareholder approval, an amendment to the 2009 Stock Plan to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Following shareholder approval of the Plan amendment, which occurred on April 22, 2014, all of the 17 million remaining authorized shares previously under the Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the Plan amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At June 30, 2014, approximately 17 million shares remained available for grant.

Stock options are granted at an exercise price that was no less than the fair market value of a share of SunTrust common stock on the grant date and were either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. No stock options were issued during the six months ended June 30, 2014, consistent with the Company's decision to discontinue the issuance of stock options in 2014. The weighted average fair value of options granted during the first six months of 2013 was $7.37 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the six months ended June 30, 2013:

Dividend yield	1.28%
Expected stock price volatility	30.98
Risk-free interest rate (weighted average)	1.02
Expected life of options	6 years

Stock-based compensation expense recognized in noninterest expense for the three and six months ended June 30, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Stock-based compensation expense:
Stock options	$—	$1	$1	$4
Restricted stock	6	8	14	15
RSUs	7	4	21	13
Total stock-based compensation expense	$13	$13	$36	$32

The recognized stock-based compensation tax benefit was $5 million for both the three months ended June 30, 2014 and 2013, and $14 million and $12 million for the six months ended June 30, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

Retirement Plans
SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the six months ended June 30, 2014. The expected long-term rates of return on plan assets net of administrative fees for the Retirement Benefit Plans are 7.0% for the SunTrust Retirement Plan and 6.5% for the NCF Retirement Plan for 2014.
Anticipated employer contributions/benefit payments for 2014 are $7 million for the SERP. During the three and six months ended June 30, 2014, the actual contributions/benefit payments were $1 million and $2 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during the three and six months ended June 30, 2014. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2014 of less than $1 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5.25% for 2014.

Components of net periodic benefit for the three and six months ended June 30, were as follows:

	Three Months Ended June 30
	2014			2013
(Dollars in millions)	Pension Benefits		Other Postretirement Benefits	Pension Benefits		Other Postretirement Benefits
Service cost	$1	[1]	$—	$1	[1]	$—
Interest cost	31		1	28		2
Expected return on plan assets	(50)	[1]	(1)	(48)	[1]	(2)
Amortization of prior service credit	—		(2)	—		—
Recognized net actuarial loss	4		—	7		—
Net periodic benefit	($14)		($2)	($12)		$—

	Six Months Ended June 30
	2014			2013
(Dollars in millions)	Pension Benefits		Other Postretirement Benefits	Pension Benefits		Other Postretirement Benefits
Service cost	$2	[1]	$—	$2	[1]	$—
Interest cost	62		2	56		3
Expected return on plan assets	(100)	[1]	(3)	(95)	[1]	(3)
Amortization of prior service credit	—		(3)	—		—
Recognized net actuarial loss	8		—	13		—
Net periodic benefit	($28)		($4)	($24)		$—
1 Administrative fees are recognized in service cost for each of the periods presented. Prior to the second quarter of 2014, administrative fees were recognized in expected return on plan assets.

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

Notes to Consolidated Financial Statements (Unaudited), continued

trading assets and derivatives and trading liabilities and derivatives. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. In 2013, the Company became subject to OTC derivative clearing requirements as a registered swap dealer. As a result, certain derivatives are now required to be cleared through central clearing members in which the Company is required to post initial margin and, in addition, to further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At June 30, 2014, these net derivative asset positions were $1.0 billion, representing the $1.4 billion of derivative net gains adjusted for cash and other collateral of $0.4 billion that the Company held in relation to these gain positions. At December 31, 2013, net derivative asset positions were $1.0 billion, representing $1.5 billion of derivative net gains, adjusted for cash and other collateral of $0.5 billion that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $14 million and $16 million at June 30, 2014 and December 31, 2013, respectively.
Currently the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts that would approximate the then-fair values of the derivatives resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $1.0 billion in fair value at June 30, 2014 and $0.9 billion at December 31, 2013, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At June 30, 2014, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. At the current rating level, ATEs have been triggered for approximately $6 million in fair value liabilities at June 30, 2014. For illustrative purposes, if the Bank were downgraded to BB+, ATEs would be triggered in derivative liability contracts that had a total fair value of $2 million at June 30, 2014; ATEs do not exist at lower ratings levels. At June 30, 2014, $995 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $958 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at June 30, 2014, of $7 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notes to Consolidated Financial Statements (Unaudited), continued

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at June 30, 2014 and December 31, 2013. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2014 and December 31, 2013. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivatives or trading liabilities and derivatives on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

	June 30, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$16,900	$323	$2,000	$1
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	1,000	35	300	3
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	6
MSRs	10,032	82	1,768	36
LHFS, IRLCs [4]	2,088	13	5,351	40
Trading activity [5]	55,871	2,407	62,785	2,211
Foreign exchange rate contracts covering trading activity	2,766	56	3,146	53
Credit contracts covering:
Loans	—	—	448	4
Trading activity [6]	1,408	19	1,422	16
Equity contracts - Trading activity [5]	18,113	2,596	28,999	2,831
Other contracts:
IRLCs and other [7]	2,461	29	85	8
Commodities	244	17	244	16
Total	92,983	5,219	104,308	5,221
Total derivatives	$110,883	$5,577	$106,608	$5,225
Total gross derivatives, before netting		$5,577		$5,225
Less: Legally enforceable master netting agreements		(3,889)		(3,889)
Less: Cash collateral received/paid		(355)		(972)
Total derivatives, after netting		$1,333		$364
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $1.4 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $13.3 billion and $0.4 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
6 Asset and liability amounts each include $4 million, respectively, of notional from purchased and written credit risk participation agreements, respectively, whose notional is calculated as the notional of the derivative participated adjusted by the relevant RWA conversion factor.
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 13, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in trading assets and derivatives in the Consolidated Balance Sheets.

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
7 Includes a notional amount that is based on the number of Visa Class B shares, 3.2 million, the conversion ratio from Class B shares to Class A shares, and the Class A share price at the derivative inception date of May 28, 2009. This derivative was established upon the sale of Class B shares in the second quarter of 2009 as discussed in Note 13, “Guarantees.” The fair value of the derivative liability, which relates to a notional amount of $55 million, is immaterial and is recognized in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2014 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans[1]	44	Interest and fees on loans	74	$67	$149
1 During the three and six months ended June 30, 2014, the Company also reclassified $27 million and $54 million, respectively, pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt[1]	$8	($7)	$1	$17	($16)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Three Months Ended June 30, 2014	Amount of gain/(loss) recognized in Income on Derivatives during the Six Months Ended June 30, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)	($1)
MSRs	Mortgage servicing related income	66	120
LHFS, IRLCs	Mortgage production related income	(61)	(95)
Trading activity	Trading income	12	26
Foreign exchange rate contracts covering:
Trading activity	Trading income	(7)	(1)
Credit contracts covering:
Loans	Other noninterest income	—	(1)
Trading activity	Trading income	4	9
Equity contracts - trading activity	Trading income	2	3
Other contracts - IRLCs	Mortgage production related income	78	138
Total		$93	$198

Notes to Consolidated Financial Statements (Unaudited), continued

The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2013, are presented below:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in millions)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	($2)	Interest on long-term debt	$—	($2)	$—
Interest rate contracts hedging floating rate loans [1]	(43)	Interest and fees on loans	79	(43)	166
Total	($45)		$79	($45)	$166
1 During the three and six months ended June 30, 2013, the Company also reclassified $21 million and $48 million, respectively, pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($18)	$18	$—	($23)	$24	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of gain/(loss) recognized in Income on Derivatives	Amount of gain/(loss) recognized in Income on Derivatives during the Three Months Ended June 30, 2013	Amount of gain/(loss) recognized in Income on Derivatives during the Six Months Ended June 30, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	$2	$2
MSRs	Mortgage servicing related income	(158)	($214)
LHFS, IRLCs	Mortgage production related income	256	291
Trading activity	Trading income	18	26
Foreign exchange rate contracts covering:
Commercial loans	Trading income	(3)	(1)
Trading activity	Trading income	14	26
Credit contracts covering:
Loans	Other noninterest income	(1)	(2)
Trading activity	Trading income	5	10
Equity contracts - trading activity	Trading income	(16)	(15)
Other contracts - IRLCs	Mortgage production related income	(75)	27
Total		$42	$150

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase that are subject to enforceable master netting agreements or similar agreements are discussed in Note 3, "Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase." The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

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

The following tables present the Company's gross derivative financial assets and liabilities at June 30, 2014 and December 31, 2013, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
June 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,804	$3,773	$1,031		$53	$978
Derivatives not subject to master netting arrangement or similar arrangement	29	—	29		—	29
Exchange traded derivatives	744	471	273		—	273
Total derivative financial assets	$5,577	$4,244	$1,333	[1]	$53	$1,280
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,572	$4,390	$182		$20	$162
Derivatives not subject to master netting arrangement or similar arrangement	182	—	182		—	182
Exchange traded derivatives	471	471	—		—	—
Total derivative financial liabilities	$5,225	$4,861	$364	[2]	$20	$344

December 31, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,285	$4,239	$1,046		$51	$995
Derivatives not subject to master netting arrangement or similar arrangement	12	—	12		—	12
Exchange traded derivatives	828	502	326		—	326
Total derivative financial assets	$6,125	$4,741	$1,384	[1]	$51	$1,333
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,982	$4,646	$336		$13	$323
Derivatives not subject to master netting arrangement or similar arrangement	189	—	189		—	189
Exchange traded derivatives	502	502	—		—	—
Total derivative financial liabilities	$5,673	$5,148	$525	[2]	$13	$512
1 At June 30, 2014, $1.3 billion, net of $355 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $1.4 billion, net of $457 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
2 At June 30, 2014, $364 million, net of $972 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $525 million, net of $864 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At June 30, 2014 and December 31, 2013, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at June 30, 2014 the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2014 and 2013, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2014, there were no written CDS positions outstanding. The fair values of written CDS were $3 million at December 31, 2013. The maximum guarantees outstanding at December 31, 2013, as measured by the gross notional amounts of written CDS, were $60 million. At June 30, 2014 and December 31, 2013, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $15 million and $70 million, respectively. The fair values of purchased CDS were less than $1 million and $3 million at June 30, 2014 and December 31, 2013, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At June 30, 2014 and December 31, 2013, there were $1.4 billion and $1.5 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at June 30, 2014, were $19 million and $16 million, respectively, and related collateral held at June 30, 2014, was $198 million. The fair values of the TRS derivative assets and liabilities at December 31, 2013, were $35 million and $31 million, respectively, and related collateral held at December 31, 2013, was $228 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At June 30, 2014, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average on the maximum estimated exposure of 5.2 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $27 million and $33 million at June 30, 2014 and December 31, 2013, respectively. The fair values of the written risk participations were less than $1 million at June 30, 2014 and December 31, 2013. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At June 30, 2014, the range of hedge maturities for hedges of floating rate loans was between less than one year and five years, with the weighted average being 1.7 years. Ineffectiveness on these hedges was less than $1 million during the three

Notes to Consolidated Financial Statements (Unaudited), continued

and six months ended June 30, 2014 and 2013. At June 30, 2014, $264 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 – GUARANTEES

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued at June 30, 2014. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 12, “Derivative Financial Instruments.”

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
At June 30, 2014 and December 31, 2013, the maximum potential amount of the Company’s obligation was $3.2 billion and $3.3 billion for issued financial and performance standby letters of credit, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at June 30, 2014 and December 31, 2013.

Loan Sales
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to these third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

Notes to Consolidated Financial Statements (Unaudited), continued

Loan repurchase requests generally arise from loans sold during the period from January 1, 2005 to June 30, 2014, which totaled $301.4 billion at the time of sale, consisting of $235.6 billion and $35.5 billion of agency and non-agency loans, respectively, as well as $30.3 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding balance by vintage and type of buyer at June 30, 2014, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
GSE[1]	$1.6	$1.8	$3.4	$3.2	$10.1	$6.7	$7.6	$16.8	$20.5	$4.7	$76.4
Ginnie Mae[1]	0.4	0.2	0.2	1.0	2.8	2.3	1.9	3.7	3.4	1.2	17.1
Non-agency	3.1	4.5	2.9	—	—	—	—	—	—	—	10.5
Total	$5.1	$6.5	$6.5	$4.2	$12.9	$9.0	$9.5	$20.5	$23.9	$5.9	$104.0
1 Balances based on loans currently serviced by the Company and excludes loans serviced by others and certain loans in foreclosure.

Non-agency loan sales include whole loans and loans sold in private securitization transactions. While representations and warranties have been made related to these sales, they can differ in many cases from those made in connection with loans sold to the GSEs in that non-agency loans may not be required to meet the same underwriting standards and non-agency investors may be required to demonstrate that the alleged breach was material and caused the investors' loss. Loans sold to Ginnie Mae are insured by either the FHA or VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company indemnifies the FHA and VA for losses related to loans not originated in accordance with their guidelines. See Note 15, "Contingencies," for additional information on current legal matters related to representations and warranties made in connection with loan sales and the final settlement of HUD's investigation of the Company's origination practices for FHA loans.
Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $113 million during the six months ended June 30, 2014, $1.5 billion during the year ended December 31, 2013, and $1.7 billion during the years ended 2012 and 2011, respectively, and requests received since 2005 on a cumulative basis for all vintages totaled $8.5 billion. The majority of these requests were from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were less than $1 million during the six months ended June 30, 2014, and were $18 million, $22 million, and $50 million during the years ended 2013, 2012 and 2011, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests during the past three years. During the third quarter of 2013, the Company reached agreements with Freddie Mac and Fannie Mae under which they released the Company from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012. The Company recorded $5 million and $10 million of mortgage repurchase provision expenses during the three and six months ended June 30, 2014, respectively.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At June 30, 2014, the original UPB of loans related to unresolved requests previously received from investors was $52 million, comprised of $49 million from the GSEs and $3 million from non-agency investors. Comparable amounts at December 31, 2013, were $126 million, comprised of $122 million from the GSEs and $4 million from non-agency investors.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications. At June 30, 2014 and December 31, 2013, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $77 million and $78 million, respectively. However, the 2013 agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized as a contra-revenue item in mortgage production related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$83	$513	$78	$632
Repurchase provision	5	15	10	29
Charge-offs, net of recoveries	(11)	(165)	(11)	(298)
Balance at end of period	$77	$363	$77	$363

During the six months ended June 30, 2014 and 2013, the Company repurchased or otherwise settled mortgages with original loan balances of $13 million and $571 million, respectively, related to investor demands. At June 30, 2014, the carrying value of outstanding repurchased mortgage LHFI, net of any allowance for loan losses, was $327 million, of which $57 million were nonperforming. At December 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $339 million, comprised of $325 million LHFI and $14 million LHFS, respectively, of which $54 million LHFI and $14 million LHFS, were nonperforming.
The Company normally retains servicing rights when loans are transferred. As servicer, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures. The Company recognizes a liability for contingent losses when MSRs are sold, which totaled $26 million and $21 million at June 30, 2014 and December 31, 2013, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as an other liability representing the fair value of the contingent payments was $27 million and $26 million at June 30, 2014 and December 31, 2013, respectively. If required, these contingent payments will be payable within the next two years.

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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.0 billion into the escrow account, approximately $7.0 billion of which has been paid out in Litigation settlements or into a settlement fund, with approximately $1.0 billion remaining in the escrow account. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at June 30, 2014 the conversion factor was 0.4206 due to Visa’s funding of the litigation escrow account

Notes to Consolidated Financial Statements (Unaudited), continued

since 2009. There were no changes to the conversion factor during the six months ended June 30, 2014 and 2013; therefore, no payments were made by the Company to the Visa Counterparty, other than certain fixed payment charges which were approximately $1 million for the six months ended June 30, 2014 and 2013.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During 2013, various members of the putative class elected to opt out of the settlement which resulted in a proportional decrease in the amount of the settlement and a deposit of approximately $1.0 billion from the settlement fund back into the escrow account. The estimated fair value of the derivative liability was $8 million and $2 million at June 30, 2014 and December 31, 2013, respectively; however, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At June 30, 2014, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At June 30, 2014, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $19 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At June 30, 2014 and December 31, 2013, $1 million was accrued for the remainder of tax credits to be delivered, and was recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 - FAIR VALUE ELECTION AND MEASUREMENT
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
Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of the asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, pricing matrices along with employing various modeling techniques, such as discounted cash flow analyses, in arriving at the best estimate of fair value. All material models used to produce material financial reporting information are validated prior to use, and following any material change. Their performance is monitored quarterly, and any material deterioration in model performance is addressed. This review is performed by an internal group that separately reports to the Corporate Risk Function.

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

	June 30, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$170	$—	$—	$—	$170
Federal agency securities	—	405	—	—	405
U.S. states and political subdivisions	—	32	—	—	32
MBS - agency	—	481	—	—	481
CLO securities	—	5	—	—	5
Corporate and other debt securities	—	727	—	—	727
CP	—	141	—	—	141
Equity securities	58	—	—	—	58
Derivative contracts	744	4,804	29	(4,244)	1,333
Trading loans	—	1,789	—	—	1,789
Total trading assets and derivatives	972	8,384	29	(4,244)	5,141
Securities AFS:
U.S. Treasury securities	1,574	—	—	—	1,574
Federal agency securities	—	990	—	—	990
U.S. states and political subdivisions	—	239	12	—	251
MBS - agency	—	20,065	—	—	20,065
MBS - private	—	—	140	—	140
ABS	—	—	22	—	22
Corporate and other debt securities	—	36	5	—	41
Other equity securities [2]	153	—	779	—	932
Total securities AFS	1,727	21,330	958	—	24,015
LHFS:
Residential loans	—	1,350	3	—	1,353
Total LHFS	—	1,350	3	—	1,353
LHFI	—	—	292	—	292
MSRs	—	—	1,259	—	1,259
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	516	—	—	—	516
Corporate and other debt securities	—	310	—	—	310
Derivative contracts	471	4,746	8	(4,861)	364
Total trading liabilities and derivatives	987	5,056	8	(4,861)	1,190
Brokered time deposits	—	240	—	—	240
Long-term debt	—	1,311	—	—	1,311
Other liabilities [3]	—	—	27	—	27
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $376 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $153 million in mutual fund investments, and $1 million of other.
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

(Dollars in millions)	Aggregate Fair Value at June 30, 2014	Aggregate Unpaid Principal Balance under FVO at June 30, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,789	$1,739	$50
LHFS	1,353	1,296	57
LHFI	285	300	(15)
Nonaccrual	7	10	(3)
Liabilities:
Brokered time deposits	240	239	1
Long-term debt	1,311	1,176	135
(Dollars in millions)	Aggregate Fair Value at December 31, 2013	Aggregate Unpaid Principal Balance under FVO at December 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,888	$1,858	$30
LHFS	1,375	1,359	16
Past due 90 days or more	1	2	(1)
Nonaccrual	2	15	(13)
LHFI	294	317	(23)
Nonaccrual	8	12	(4)
Liabilities:
Brokered time deposits	764	761	3
Long-term debt	1,556	1,432	124

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and six months ended June 30, 2014 and 2013, of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income, or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2014, for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2014, for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income[1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income[1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$3	$—	$—	$3	$9	$—	$—	$9
LHFS	—	(28)	—	(28)	—	(29)	—	(29)
LHFI	—	4	—	4	—	8	—	8
MSRs	—	2	(104)	(102)	—	2	(185)	(183)
Liabilities:
Brokered time deposits	2	—	—	2	5	—	—	5
Long-term debt	5	—	—	5	(3)	—	—	(3)
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2014, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and six months ended June 30, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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
1 Income related to LHFS does not include income from IRLCs. For the three and six months ended June 30, 2013, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
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

These securities that are classified as AFS are in an unrealized gain position at June 30, 2014; however, securities AFS that are in an unrealized loss position are included as part of the Company's quarterly OTTI evaluation process to determine whether OTTI exists. See Note 4, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS.

CLO securities
The Company has CLO preference share exposure valued at $5 million at June 30, 2014. The Company estimated fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations. These securities are classified as level 3, as the fair value is based on third party pricing with significant unobservable assumptions.

Notes to Consolidated Financial Statements (Unaudited), continued

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
Level 2 derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. See Note 12, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.
The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and six months ended June 30, 2014, the Company transferred $60 million and $118 million, respectively, of IRLCs out of level 3 as the associated loans were closed. During the three and six months ended June 30, 2013, the Company transferred $72 million and $207 million, respectively, of IRLCs out of level 3 as the associated loans were closed.

Notes to Consolidated Financial Statements (Unaudited), continued

Trading loans
The Company engages in certain businesses whereby the election to carry loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 12, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At June 30, 2014 and December 31, 2013, the Company had outstanding $1.4 billion and $1.5 billion, respectively, of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to carry these loans at fair value since they are actively traded. For the three and six months ended June 30, 2014, and for the same periods in 2013, the Company recognized fair value gains attributable to instrument-specific credit risk of less than $1 million and $2 million, respectively. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At June 30, 2014 and December 31, 2013, $321 million and $313 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and six months ended June 30, 2014 and 2013 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to carry at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended June 30, 2014, gains the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk were immaterial. For the six months ended June 30, 2014, the Company recognized gains of $1 million in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk. For both the three and six months ended June 30, 2013, the Company recognized losses of $2 million due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the principal markets for the loans.

Notes to Consolidated Financial Statements (Unaudited), continued

Corporate and other LHFS
As discussed in Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company was previously the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. During the three months ended June 30, 2014, in connection with the sale of RidgeWorth, the Company determined it was no longer the primary beneficiary of the CLO, and accordingly, the CLO was deconsolidated. Prior to June 30, 2014, the Company elected to carry the loans of the CLO at fair value because the loans were sometimes traded by the CLO. For the three and six months ended June 30, 2014, the Company recognized no gains or losses due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income, compared to losses of $1 million and gains of $1 million, for the same periods in 2013, respectively.
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

Other Intangible Assets
Other intangible assets that the Company records at fair value are the Company’s MSR assets. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 7, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets.

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
During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability is classified as a level 3 instrument. See Note 13, "Guarantees," for a discussion of the valuation assumptions.
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

Notes to Consolidated Financial Statements (Unaudited), continued

For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR, based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the three and six months ended June 30, 2014, and for the same periods in 2013, the Company recognized an immaterial amount of losses due to changes in its own credit spread on its brokered time deposits carried at fair value.
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
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were losses of $11 million and $27 million for the three and six months ended June 30, 2014, respectively, and losses of $1 million and $19 million for the three and six months ended June 30, 2013, respectively.
At June 30, 2014, the Company did not carry any issued securities of a CLO at fair value. Prior to June 30, 2014, the Company classified these types of securities as level 2, as the primary driver of their fair values were the loans owned by the CLO, which the Company also elected to carry at fair value prior to the deconsolidation of the CLO, as discussed herein under “Loans Held for Sale and Loans Held for Investment–Corporate and other LHFS.”
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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value June 30, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
Derivative contracts, net [2]	$21	Internal model	Pull through rate	8-100% (71%)
			MSR value	43-212 bps (106 bps)
Securities AFS:
U.S. states and political subdivisions	12	Cost	N/A
MBS - private	140	Third party pricing	N/A
ABS	22	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	779	Cost	N/A
Residential LHFS	3	Monte Carlo/Discounted cash flow	Option adjusted spread	145-165 bps (150 bps)
			Conditional prepayment rate	0-30 CPR (16.5 CPR)
			Conditional default rate	0-3 CDR (0.5 CDR)
LHFI	285	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (290 bps)
			Conditional prepayment rate	2-30 CPR (11.5 CPR)
			Conditional default rate	0-7 CDR (1.75 CDR)
	7	Collateral based pricing	Appraised value	NM [3]
MSRs	1,259	Discounted cash flow	Conditional prepayment rate	6-18 CPR (9 CPR)
			Discount rate	8-24% (11%)
Liabilities
Other liabilities [4]	24	Internal model	Loan production volume	0-150% (92%)
	3	Internal model	Revenue run rate	NM [3]
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking business to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 13, "Guarantees," for additional information.

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
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment to hedge its interest rate risk.
3 Not meaningful.
4 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. Excludes $3 million of Other Liabilities. See Note 13, "Guarantees," for additional information.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and six months ended June 30, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2014	Included in earnings (held at June 30, 2014) [1]
Assets
Trading assets:
Derivative contracts, net	$11	$72	[2]	$—		$—	$—	($2)	($60)	$—	$—	$21	($6)	[2]
Securities AFS:
U.S. states and political subdivisions	13	—		(1)		—	—	—	—	—	—	12	—
MBS - private	149	—		2		—	—	(11)	—	—	—	140	—
ABS	21	—		1		—	—	—	—	—	—	22	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	712	—		—		135	—	(68)	—	—	—	779	—
Total securities AFS	900	—	[4]	2	[5]	135	—	(79)	—	—	—	958	—

Residential LHFS	2	—		—		—	(2)	—	(2)	6	(1)	3	—
LHFI	299	4	[6]	—		—	—	(12)	1	—	—	292	2	[6]
Liabilities
Other liabilities	26	1	[7]	—		—	—	—	—	—	—	27	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2014	Included in earnings (held at June 30, 2014) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative contracts, net	8	133	[2]	—		—	—	1	(121)	—	—	21	(6)	[2]
Total trading assets and derivatives	68	145		—		—	(72)	1	(121)	—	—	21	(6)
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	—		5		—	—	(19)	—	—	—	140	—
ABS	21	—		1		—	—	—	—	—	—	22	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		135	—	(95)	—	—	—	779	—
Total securities AFS	953	(2)	[4]	6	[5]	135	(20)	(114)	—	—	—	958	—

Residential LHFS	3	—		—		—	(4)	—	(6)	11	(1)	3	—
LHFI	302	8	[6]	—		—	—	(23)	5	—	—	292	5	[6]
Liabilities
Other liabilities	29	1	[7]	—		—	—		(3)	—	—	27	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at June 30, 2014.
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
7 Amounts included in earnings are recognized in other noninterest expense

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance April 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2013	Included in earnings (held at June 30, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$61	$2	[3]	$—		$—	$—	$—	$—	$—	$—	$63	$2	[3]
ABS	5	1	[3]	—		—	—	—	—	—	—	6	1	[3]
Derivative contracts, net	99	(76)	[2]	—		—	—	1	(74)	—	—	(50)	1	[2]
Corporate and other debt securities	1	—		—		—	—	(1)	—	—	—	—	—
Total trading assets and derivatives	166	(73)		—		—	—	—	(74)	—	—	19	4
Securities AFS:
U.S. states and political subdivisions	47	—		—		—	(6)	(4)	—	—	—	37	—
MBS - private	202	—		(6)		—	—	(15)	—	—	—	181	—
ABS	23	—		—		—	—	(1)	—	—	—	22	—
Corporate and other debt securities	5	—		—		—	—	(3)	—	—	—	2	—
Other equity securities	672	—		—		65	—	—	—	—	—	737	—
Total securities AFS	949	—		(6)	[5]	65	(6)	(23)	—	—	—	979	—
Residential LHFS	6	(1)	[6]	—		—	(3)	—	(2)	10	(2)	8	(1)	[6]
LHFI	360	(7)	[6]	—		—	—	(15)	1	—	—	339	(7)	[6]
Liabilities
Other liabilities	31	—		—		—	—	—	(2)	—	—	29	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value June 30, 2013	Included in earnings (held at June 30, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	$11	[3]	$—		$—	$—	$—	$—	$—	$—	$63	$11	[3]
ABS	5	1	[3]	—		—	—	—	—	—	—	6	1	[3]
Derivative contracts, net	132	26	[2]	—		—	—	1	(209)	—	—	(50)	1	[2]
Corporate and other debt securities	1	—		—		—	—	(1)	—	—	—	—	—
Total trading assets and derivatives	190	38		—		—	—	—	(209)	—	—	19	13
Securities AFS:
U.S. states and political subdivisions	46	—		2		—	(7)	(4)	—	—	—	37	—
MBS - private	209	—		(3)		—	—	(25)	—	—	—	181	—
ABS	21	(1)		3		—	—	(1)	—	—	—	22	(1)
Corporate and other debt securities	5	—		—		—	—	(3)	—	—	—	2	—
Other equity securities	633	—		—		110	—	(6)	—	—	—	737	—
Total securities AFS	914	(1)	[4]	2	[5]	110	(7)	(39)	—	—	—	979	(1)	[4]
Residential LHFS	8	(1)	[6]	—		—	(13)	—	(4)	21	(3)	8	(1)	[6]
LHFI	379	(12)	[6]	—		—	—	(31)	3	—	—	339	(11)	[6]
Liabilities
Other liabilities	31	—		—		—	—	—	(2)	—	—	29	—
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at June 30, 2013.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, as well as corresponding gains/(losses) recognized during the three and six months ended June 30, 2014 and the year ended December 31, 2013. The changes in fair value when comparing balances at June 30, 2014 to those at December 31, 2013, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Three Months Ended June 30, 2014	Gains/(Losses) for the Six Months Ended June 30, 2014
LHFS	$16	$—	$16	$—	$—	$1
LHFI	27	—	—	27	—	—
OREO	44	—	3	41	(6)	(8)
Affordable Housing	63	—	—	63	—	(36)
Other Assets	85	—	79	6	(7)	(13)

(Dollars in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2013
LHFS	$278	$—	$278	$—	($3)
LHFI	75	—	—	75	—
OREO	49	—	1	48	(10)
Affordable Housing	7	—	—	7	(3)
Other Assets	171	—	158	13	(61)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At June 30, 2014 and December 31, 2013, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the six months ended June 30, 2014, the Company sold $10 million of nonperforming LHFS and eliminated an additional $2 million of nonperforming LHFS resulting from the deconsolidation of the CLO. As discussed in Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company was previously the primary beneficiary of a CLO vehicle, which resulted in the Company consolidating the loans of that vehicle. In connection with the sale of RidgeWorth during the three months ended June 30, 2014, the Company determined it was no longer the primary beneficiary of the CLO and deconsolidated it. During the six months ended June 30, 2013, the Company transferred $22 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during the six months ended June 30, 2013. The Company also sold an additional $39 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $5 million during the second quarter of 2013.
Loans Held for Investment
At June 30, 2014 and December 31, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were

Notes to Consolidated Financial Statements (Unaudited), continued

no gains or losses during the three and six months ended June 30, 2014 and 2013 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
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
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion. During the three months ended June 30, 2014, no further impairment was recognized on these properties as their carrying values were not in excess of the estimated net realizable values. The Company anticipates that the sale of these properties will occur within the next nine months. During the three and six months ended June 30, 2013, the Company recognized impairment charges of $2 million on affordable housing properties.
Other Assets
Other assets consist of private equity and other equity method investments, other repossessed assets, assets under operating leases where the Company is the lessor, and land held for sale.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. During the three and six months ended June 30, 2014 and 2013, no losses were recognized by the Company on other repossessed assets as the impairment charges on repossessed personal property are a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, and recent sales data from industry equipment dealers as well as the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three and six months ended June 30, 2014, the Company recognized impairment charges of $2 million and $8 million, respectively, attributable to the fair value of various personal property under operating leases. No impairment charges were recognized during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company recognized an immaterial amount of impairment charges attributable to the fair value of various personal property under operating leases.

Land held for sale is measured at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. The Company recognized $5 million in impairment charges during the three and six months ended June 30, 2014. No impairment charges were recognized on land held for sale during the three and six months ended June 30, 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2014		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$6,859	$6,859	$6,859	$—	$—	(a)
Trading assets and derivatives	5,141	5,141	972	4,140	29	(b)
Securities AFS	24,015	24,015	1,727	21,330	958	(b)
LHFS	4,046	4,117	—	3,896	221	(c)
LHFI, net	127,741	123,778	—	575	123,203	(d)
Financial liabilities:
Deposits	133,285	133,286	—	133,286	—	(e)
Short-term borrowings	9,115	9,115	—	9,115	—	(f)
Long-term debt	13,155	13,261	—	12,537	724	(f)
Trading liabilities and derivatives	1,190	1,190	987	195	8	(b)

	December 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$5,263	$5,263	$5,263	$—	$—	(a)
Trading assets and derivatives	5,040	5,040	1,156	3,812	72	(b)
Securities AFS	22,542	22,542	1,396	20,193	953	(b)
LHFS	1,699	1,700	—	1,666	34	(c)
LHFI, net	125,833	121,341	—	2,860	118,481	(d)
Financial liabilities:
Deposits	129,759	129,801	—	129,801	—	(e)
Short-term borrowings	8,739	8,739	—	8,739	—	(f)
Long-term debt	10,700	10,678	—	10,086	592	(f)
Trading liabilities and derivatives	1,181	1,181	979	198	4	(b)

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

Notes to Consolidated Financial Statements (Unaudited), continued

participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.
The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value at June 30, 2014 and December 31, 2013, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at June 30, 2014 and December 31, 2013. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

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

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For long-term debt that the Company carries at fair value, refer to the respective valuation section within this footnote. For level 3 debt, the terms are unique in nature or there are otherwise no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In this situation, the Company reviews current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At June 30, 2014 and December 31, 2013, the Company had $53.0 billion and $48.9 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $45 million and $53 million at June 30, 2014 and December 31, 2013, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
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
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is both estimable and reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $200 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at June 30, 2014. The matters

Notes to Consolidated Financial Statements (Unaudited), continued

underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 13, “Guarantees.”

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
Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company substituting two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the Plaintiff's counsel filed a motion for reconsideration with the Eleventh Circuit. This motion remains pending.

On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust, SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust, SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning, the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. Under the terms of the Consent Order, SunTrust Bank and STM agreed, among other things, to: (a) strengthen the coordination of communications between borrowers and STM concerning ongoing loss mitigation and foreclosure activities; (b) submit a plan to enhance processes for oversight and management of third party vendors used in connection with residential mortgage servicing, loss mitigation and foreclosure activities; (c) enhance and strengthen the enterprise-wide compliance program with respect to oversight of residential mortgage loan servicing, loss mitigation and foreclosure activities; (d) ensure appropriate oversight of STM's activities with respect to the Mortgage Electronic Registration System; (e) review and remediate, if necessary, STM's management information systems for its residential mortgage loan servicing, loss mitigation, and foreclosure activities;

Notes to Consolidated Financial Statements (Unaudited), continued

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

Under the terms of the Consent Order, SunTrust Bank and STM also retained an independent foreclosure consultant approved by the FRB to conduct a review of residential foreclosure actions pending at any time during the period from January 1, 2009 through December 31, 2010, for loans serviced by STM, to identify any errors, misrepresentations, or deficiencies, determine whether any instances so identified resulted in financial injury, and prepare a written report detailing the findings. On January 7, 2013, the Company, as well as nine other mortgage servicers, entered into an amendment to the Consent Order with the OCC and the FRB to amend the 2011 Consent Order. This agreement ended the independent foreclosure review process created by the Consent Order, replacing it with an accelerated remediation program. As a result of the amendment, the Company is no longer incurring the consulting and legal costs of the independent third parties providing file review, borrower outreach, and legal services associated with the Consent Order foreclosure file review. Consistent with the provisions of the Consent Order, the Company satisfied its remaining financial commitments under the amendment to the Consent Order in April 2014 by making cash contributions to non-profit organizations focused on foreclosure prevention, borrower counseling and education, and neighborhood stabilization and revitalization, thereby satisfying its financial obligations under the amendment to the Consent Order. The Company's financial statements at June 30, 2014 reflect the costs of these cash contributions.

As a result of the FRB's review of the Company's residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order, on July 25, 2014 the FRB imposed a $160 million civil money penalty. The Company expects to satisfy this obligation by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, which is discussed below at “United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA).” The Company's financial statements at June 30, 2014 continued to reflect the Company's costs associated with this penalty.

United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA)
In January 2012, the Company commenced discussions related to a mortgage servicing settlement with the U.S., through the DOJ, and Attorneys General for several states regarding various potential claims primarily relating to the Company's mortgage servicing activities. Since that time, the parties continued discussions regarding potential resolution. In September 2013, the Company reached agreements in principle with the HUD and the DOJ to settle certain alleged civil claims regarding its mortgage servicing and origination practices as part of the National Mortgage Servicing Settlement.
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
On June 17, 2014, the parties reached a final settlement agreement related to the National Mortgage Servicing Settlement and HUD's investigation of FHA origination practices, a copy of which is filed as Exhibit 10.3 to this report. Pursuant to the final settlements, the Company committed to provide $500 million of consumer relief, to make a $468 million cash payment, and to implement certain mortgage servicing standards. The financial statements at June 30, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments. Even with the settlements, the Company faces the risk of being unable to meet certain consumer relief commitments, which could result in increased costs to resolve this matter. The Company does not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on its future financial results.

Notes to Consolidated Financial Statements (Unaudited), continued

DOJ Investigation of GSE Loan Origination Practices
In January 2014, the DOJ notified STM of an investigation regarding the origination and underwriting of single family residential mortgage loans sold by STM to Fannie Mae and Freddie Mac. STM continues to cooperate with the investigation. The DOJ and STM have not yet engaged in any material dialogue about how this matter may proceed and no allegations have been raised against STM.

Mortgage Modification Investigation
STM has been cooperating with the United States Attorney's Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. More specifically, the Western District's investigation focuses on whether, during 2009 and 2010, STM harmed borrowers and violated civil or criminal laws by failing to properly process applications for modifications of certain mortgages owned by the GSEs by devoting insufficient resources to its loss mitigation function and making misrepresentations to borrowers about timelines and other features associated with the HAMP modification process. On July 3, 2014, the parties reached an agreement to settle the claims at issue in the investigation, and a copy of the agreement is filed as Exhibit 10.4 to this report. STM's commitment under the agreement includes an estimated $179 million in consumer remediation (up to a maximum of $274 million), $20 million to fund housing counseling for homeowners, $10 million paid toward restitution to Fannie Mae and Freddie Mac, and a cash payment of $16 million to the U.S. Treasury. The Company incurred a $204 million pre-tax charge in connection with this matter, which reflects STM's commitment under the agreement, including its estimate of the consumer remediation obligation. The financial statements at June 30, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC. ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The Company filed a motion to dismiss, which is pending.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in three putative class actions similar to those that other financial institutions are facing which allege that the Company acted improperly in connection with the practice of force placing homeowners’ insurance in certain instances. Generally, the plaintiffs in these actions allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM has filed a motion to dismiss and a motion to transfer the case. The Court granted the motion to transfer this case to the Southern District of Florida. STM has entered into an agreement to settle these cases in the context of a nationwide settlement class. This proposed settlement has been preliminarily approved by the Court and a hearing for the final approval of the settlement has been scheduled for October 17, 2014. STM’s anticipated liability in this settlement has been fully accrued and is reflected in the Company's financial statements at June 30, 2014.

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

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of certiorari in Edwards and, as a result, the stays in these cases were lifted. The plaintiffs in Acosta voluntarily dismissed this case. A motion to dismiss was filed in the Thurmond case. In June 2014, the Court granted the Motion to Dismiss in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled.

United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
STM has been cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern District") in a broader based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit filed under seal and remains in early stages. The Southern District and STM engaged in dialogue regarding potential resolution of this matter as part of the National Mortgage Servicing Settlement, but were unable to reach agreement. The Southern District has not yet advised STM how it may proceed in this matter. The Company's financial statements at June 30, 2014 reflect the Company's current estimate of probable losses associated with the matter.

Intellectual Ventures II v. SunTrust Banks, Inc. and SunTrust Bank
This action was filed in the United States District Court for the Northern District of Georgia on July 24, 2013. Plaintiff alleges that SunTrust violates one or more of several patents held by Plaintiff in connection with SunTrust’s provision of online banking services and other systems and services. Plaintiff seeks damages for alleged patent infringement of an unspecified amount, as well as attorney’s fees and expenses. Discovery in the matter is ongoing.

NOTE 16 - BUSINESS SEGMENT REPORTING

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

Notes to Consolidated Financial Statements (Unaudited), continued

•
Private Wealth Management provides a full array of wealth management products and professional services to both individual and institutional clients including loans, deposits, brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. Institutional clients are served by the Institutional Investment Solutions business. Discount/online and full service brokerage products are offered to individual clients through STIS. Private Wealth Management also includes GenSpring, which provides family office solutions to ultra-high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain wealth across multiple generations.

The Wholesale Banking segment includes the following four businesses:

•
CIB delivers comprehensive capital markets, corporate and investment banking solutions, including advisory, capital raising, and financial risk management, to clients in the Wholesale Banking segment and Private Wealth Management business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

•
Commercial & Business Banking offers an array of traditional banking products and investment banking services as needed by Commercial clients with annual revenues generally from $1 million to $150 million as well as the dealer services (financing dealer floor plan inventories) and not-for-profit and government sectors. Also managed within the Commercial Bank is the Premium Assignment Corporation, which create corporate insurance premium financing solutions.

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

Corporate Other includes management of the Company’s investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Additionally, it includes Enterprise Information Services, which is the primary information technology and operations group; Corporate Real Estate, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Communications, Procurement, and Executive Management. In all periods presented, the financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment. Prior to the sale of RidgeWorth, RidgeWorth's financial performance was reported in the Wholesale Banking segment. See Note 2, "Acquisitions/Dispositions," for additional information related to the sale of RidgeWorth.

Notes to Consolidated Financial Statements (Unaudited), continued

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

•
Provision for credit losses – Represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to each segment's quarterly change in the ALLL and unfunded commitment reserve balances.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended June 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,204	$72,684	$31,251	$25,969	$2,712	$179,820
Average total liabilities	86,176	49,613	2,762	19,271	4	157,826
Average total equity	—	—	—	—	21,994	21,994

Statements of Income/(Loss):
Net interest income	$651	$415	$140	$72	($69)	$1,209
FTE adjustment	—	34	—	1	—	35
Net interest income - FTE [1]	651	449	140	73	(69)	1,244
Provision for credit losses [2]	42	7	24	—	—	73
Net interest income after provision for credit losses	609	442	116	73	(69)	1,171
Total noninterest income	381	312	119	150	(5)	957
Total noninterest expense	734	385	367	34	(3)	1,517
Income/(loss) before provision/(benefit) for income taxes	256	369	(132)	189	(71)	611
Provision/(benefit) for income taxes [3]	94	124	(48)	65	(27)	208
Net income/(loss) including income attributable to noncontrolling interest	162	245	(84)	124	(44)	403
Net income attributable to noncontrolling interest	—	—	—	5	(1)	4
Net income/(loss)	$162	$245	($84)	$119	($43)	$399

	Three Months Ended June 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,262	$65,776	$32,711	$27,352	$1,436	$172,537
Average total liabilities	85,102	45,906	4,429	15,953	(125)	151,265
Average total equity	—	—	—	—	21,272	21,272

Statements of Income/(Loss):
Net interest income	$648	$395	$141	$74	($47)	$1,211
FTE adjustment	—	30	—	1	—	31
Net interest income - FTE [1]	648	425	141	75	(47)	1,242
Provision for credit losses [2]	85	12	49	—	—	146
Net interest income after provision for credit losses	563	413	92	75	(47)	1,096
Total noninterest income	370	288	131	72	(3)	858
Total noninterest expense	692	359	340	1	(5)	1,387
Income/(loss) before provision/(benefit) for income taxes	241	342	(117)	146	(45)	567
Provision/(benefit) for income taxes [3]	89	114	(48)	47	(15)	187
Net income/(loss) including income attributable to noncontrolling interest	152	228	(69)	99	(30)	380
Net income attributable to noncontrolling interest	—	—	—	3	—	3
Net income/(loss)	$152	$228	($69)	$96	($30)	$377

1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to quarterly changes in the allowance for loan and lease losses and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Six Months Ended June 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$47,076	$71,367	$31,400	$25,795	$2,766	$178,404
Average total liabilities	85,760	49,219	2,600	18,989	(25)	156,543
Average total equity	—	—	—	—	21,861	21,861

Statements of Income/(Loss):
Net interest income	$1,296	$810	$274	$147	($113)	$2,414
FTE adjustment	—	68	—	2	(1)	69
Net interest income - FTE [1]	1,296	878	274	149	(114)	2,483
Provision for credit losses [2]	95	30	50	—	—	175
Net interest income after provision for credit losses	1,201	848	224	149	(114)	2,308
Total noninterest income	743	586	219	209	(9)	1,748
Total noninterest expense	1,446	802	556	77	(7)	2,874
Income/(loss) before provision/(benefit) for income taxes	498	632	(113)	281	(116)	1,182
Provision/(benefit) for income taxes [3]	183	209	(43)	69	(51)	367
Net income/(loss) including income attributable to noncontrolling interest	315	423	(70)	212	(65)	815
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$315	$423	($70)	$201	($65)	$804

	Six Months Ended June 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average total assets	$45,319	$65,354	$32,946	$27,052	$1,504	$172,175
Average total liabilities	85,449	46,162	4,383	15,112	(126)	150,980
Average total equity	—	—	—	—	21,195	21,195

Statements of Income/(Loss):
Net interest income	$1,297	$775	$268	$162	($70)	$2,432
FTE adjustment	—	60	—	1	—	61
Net interest income - FTE [1]	1,297	835	268	163	(70)	2,493
Provision/(benefit) for credit losses [2]	177	68	113	(1)	1	358
Net interest income after provision/(benefit) for credit losses	1,120	767	155	164	(71)	2,135
Total noninterest income	727	547	329	122	(4)	1,721
Total noninterest expense	1,397	703	609	35	(4)	2,740
Income/(loss) before provision/(benefit) for income taxes	450	611	(125)	251	(71)	1,116
Provision/(benefit) for income taxes [3]	165	202	(52)	78	(15)	378
Net income/(loss) including income attributable to noncontrolling interest	285	409	(73)	173	(56)	738
Net income attributable to noncontrolling interest	—	—	—	9	—	9
Net income/(loss)	$285	$409	($73)	$164	($56)	$729
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

	Three Months Ended June 30
	2014			2013
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount
AOCI, beginning balance	($301)	$101	($200)	$310	($125)	$185
Unrealized gains/(losses) on AFS securities:
Unrealized net gains/(losses)	276	(101)	175	(605)	223	(382)
Less: Reclassification adjustment for realized net losses	1	(1)	—	—	—	—
Unrealized gains/(losses) on cash flow hedges:
Unrealized net gains/(losses)	44	(16)	28	(45)	18	(27)
Less: Reclassification adjustment for realized net gains	(101)	37	(64)	(100)	36	(64)
Change related to employee benefit plans	3	(1)	2	8	(3)	5
AOCI, ending balance	($78)	$19	($59)	($432)	$149	($283)

	Six Months Ended June 30
	2014			2013
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense)/Benefit	After-tax Amount
AOCI, beginning balance	($442)	$153	($289)	$506	($197)	$309
Unrealized gains/(losses) on AFS securities:
Unrealized net gains/(losses)	447	(164)	283	(718)	264	(454)
Less: Reclassification adjustment for realized net losses/(gains)	2	(1)	1	(2)	1	(1)
Unrealized gains on cash flow hedges:
Unrealized net gains/(losses)	67	(25)	42	(45)	17	(28)
Less: Reclassification adjustment for realized net gains	(203)	75	(128)	(214)	79	(135)
Change related to employee benefit plans	51	(19)	32	41	(15)	26
AOCI, ending balance	($78)	$19	($59)	($432)	$149	($283)

Notes to Consolidated Financial Statements (Unaudited), continued

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Three Months Ended June 30		Six Months Ended June 30		Affected line item in the Consolidated Statements of Income
Details about AOCI components	2014	2013	2014	2013
Realized losses/(gains) on AFS securities:
	$1	$—	$2	($2)	Net securities (losses)/gains
	(1)	—	(1)	1	Provision for income taxes
	$—	$—	$1	($1)
Gains on cash flow hedges:
	($101)	($100)	($203)	($214)	Interest and fees on loans
	37	36	75	79	Provision for income taxes
	($64)	($64)	($128)	($135)
Change related to employee benefit plans:
Amortization of actuarial losses	$3	$6	$5	$13	Employee benefits
	—	2	46	28	Other assets/other liabilities [1]
	3	8	51	41
	(1)	(3)	(19)	(15)	Provision for income taxes
	$2	$5	$32	$26
1 This AOCI component is recognized as an adjustment to the funded status of employee benefit plans in the Company's Consolidated Balance Sheets. (For additional information, see Note 15, "Employee Benefit Plans" to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding: (1) expected share repurchases; (2) future levels of net interest margin; interest income; swap income; asset sensitivity; NPLs; net charge-offs, including net charge-offs in the residential, commercial, and consumer portfolios; the ALLL; and REO gains; (3) future changes in cyclical costs; (4) future improvements to asset quality in the residential portfolio; (5) future drivers of early stage delinquencies; (6) expectations that the impact of consumer relief efforts and the implementation of certain servicing standards associated with the national mortgage servicing settlement; (7) the impact of Basel III regulatory capital rules on our total capital ratio; and (8) the future impact of required enhanced servicing standards, are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Additional factors include: as one of the largest lenders in the Southeast and Mid-Atlantic U.S. and a provider of financial products and services to consumers and businesses across the U.S., our financial results have been, and may continue to be, materially affected by general economic conditions, particularly unemployment levels and home prices in the U.S., and a deterioration of economic conditions or of the financial markets may materially adversely affect our lending and other businesses and our financial results and condition; legislation and regulation, including the Dodd-Frank Act, as well as future legislation and/or regulation, could require us to change certain of our business practices, reduce our revenue, impose additional costs on us, or otherwise adversely affect our business operations and/or competitive position; we are subject to capital adequacy and liquidity guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected; loss of customer deposits and market illiquidity could increase our funding costs; we rely on the mortgage secondary market and GSEs for some of our liquidity; our framework for managing risks may not be effective in mitigating risk and loss to us; we are subject to credit risk; our ALLL may not be adequate to cover our eventual losses; we may have more credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral; we will realize future losses if the proceeds we receive upon liquidation of NPAs are less than the carrying value of such assets; a downgrade in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to us and general economic conditions that we are not able to predict; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; we are subject to certain risks related to originating and selling mortgages, and may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain breaches of our servicing agreements, and this could harm our liquidity, results of operations, and financial condition; we face certain risks as a servicer of loans, and may be terminated as a servicer or master servicer, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions, if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions; financial difficulties or credit downgrades of mortgage and bond insurers may adversely affect our servicing and investment portfolios; we are subject to risks related to delays in the foreclosure process; we face risks related to recent mortgage settlements; we may continue to suffer increased losses in our loan portfolio despite enhancement of our underwriting policies and practices; our mortgage production and servicing revenue can be volatile; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital and liquidity; changes in interest rates could also reduce the value of our MSRs and mortgages held for sale, reducing our earnings; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact business and revenues; we rely on other companies to provide key components of our business infrastructure; a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses; the soundness of other financial institutions could adversely affect us; we depend on the accuracy and completeness of information about clients and counterparties; competition in the financial services industry is intense and could result in losing business or margin declines; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we might not pay dividends on our common stock; our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends; disruptions in our ability to access global capital markets may adversely affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we are subject to certain litigation, and our expenses related to this litigation may adversely affect our results; we may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations; we depend on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategies; our accounting policies and processes are critical to how we report our financial condition and results of operations, and require management to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; and we may enter into transactions with off-balance sheet affiliates or our subsidiaries.

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses both through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia, and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. Within each of our businesses, we have growth strategies both within our Southeastern and Mid-Atlantic footprint and targeted national markets. See Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset management, securities brokerage, and capital market services.
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

EXECUTIVE OVERVIEW
Economic and regulatory
Moderate growth continued during the second quarter of 2014 as several key economic indicators continued to improve. Labor markets, stock markets, housing markets, corporate profits, and consumer confidence levels all displayed signs of improvement during the second quarter of 2014. While unemployment levels remained above historical averages, the overall unemployment rate continued to show improvement and was just above 6% at June 30, 2014, from just below 7% at March 31, 2014. Stock markets continued to rally, pushing indices towards all-time highs. The housing market that strengthened in 2013 continued to show sustainable signs of improvement in 2014. However, the modest rise in mortgage interest rates that began in the second quarter of 2013 resulted in the continued decline in refinancing activity. Corporate profits continued to improve as benefits from prior period operational rightsizing efforts were realized, but revenue growth remained constrained, consistent with the overall national Gross Domestic Product. Consumer confidence continued to improve as the Consumer Confidence Index in June was at its highest level since January 2008. Overall, the macroeconomic environment appears to be improving but the outlook remains somewhat unsettled with no clear consensus around the future strength of the U.S. economy in addition to increased uncertainty around the global economy.
The Federal Reserve continued to maintain a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. In light of cumulative progress in unemployment and labor market conditions, the Federal Reserve again indicated that it would modestly reduce the monthly pace of Treasury and agency MBS purchases beginning in August 2014, and sequentially thereafter through October 2014, when the program would conclude. In addition, the Federal Reserve indicated that this further reduction of its asset purchases was against the backdrop of likely continued improving labor market and other economic indicators. The Federal Reserve indicated that, in its view, its sizable and still increasing holdings of longer-term government securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and foster more accommodative financial conditions. The Federal Reserve outlook continues to include economic growth that will strengthen from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing longer-term inflation.
Capital
During the first quarter, we announced capital plans upon completion of the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Accordingly, during the second quarter we increased the quarterly common stock dividend to $0.20 per common share, which reflects an increase of $0.10 per common share from the prior quarter. Additionally, we repurchased $83 million of our outstanding common stock during the second quarter, bringing our total repurchased common stock during the first six months of 2014 to $133 million. We currently expect to repurchase an additional $300 million to $350 million of outstanding common stock through the end of the first quarter of 2015. Our estimated repurchases are modestly lower than originally planned due to guidance that the industry received from the Federal Reserve in the second quarter related to the capital treatment of our forecast of certain share-based compensation, which was driven by a valuation adjustment to our noncontrolling interest in RidgeWorth and changes in employee option exercises. See additional details related to our common stock repurchases in the “Capital Resources” section of this MD&A.
Our capital position remained solid at June 30, 2014 as our capital ratios were well above the requirements to be considered “well capitalized” according to current and expected future regulatory standards. Our Tier 1 common equity ratio was 9.72% at June 30, 2014, compared to 9.82% at December 31, 2013. The decrease in the ratio compared to year end was primarily due to an increase in RWA as a result of growth in our loan portfolio and client lending commitments, partially offset by growth in retained earnings. Our Tier 1 capital and total capital ratios were 10.66% and 12.53%, respectively, at June 30, 2014 compared to 10.81% and 12.81%, respectively, at December 31, 2013. See additional discussion of our capital in the “Capital Resources” section of this MD&A.
The Federal Reserve published final rules on October 11, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015. Based on our current and ongoing analysis of the final rules, we estimate our current Basel III CET 1 ratio at June 30, 2014, on a fully phased-in basis, to be approximately 9.7%, well above the regulatory requirement. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion of Basel III in the "Capital Resources" section of this MD&A.

Financial performance
Net income available to common shareholders during the second quarter of 2014 was $387 million, or $0.72 per average diluted common share, compared to $365 million, or $0.68 per average common diluted share for the second quarter of 2013. During the six months ended June 30, 2014, our net income available to common shareholders was $780 million, or $1.45 per average common diluted share, compared to $705 million, or $1.31 per average common diluted share during the six months ended June 30, 2013. Both periods’ results in 2014 were negatively impacted by $49 million, or $0.09 per average diluted common share, related to items announced in our July 3, 2014 Form 8-K and other legacy mortgage-related matters impacting the current period. A summary of the Form 8-K and other legacy mortgage-related items that impacted our current periods' results are as follows:

	Three Months Ended	Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2014	June 30, 2014
Net income available to common shareholders	$387	$780
Form 8-K and other legacy mortgage-related items impacting the periods:
Operating losses related to settlement of HAMP [1]	204	204
Gain on sale of RidgeWorth [2]	(105)	(105)
Other legacy mortgage-related adjustments	(25)	(25)
Tax benefit related to above items	(25)	(25)
Net income available to common shareholders, excluding Form 8-K and other legacy mortgage-related items impacting the periods	$436	$829
Net income per average common share, diluted	$0.72	$1.45
Net income per average common share, diluted, excluding Form 8-K and other legacy mortgage-related items impacting the periods	$0.81	$1.54
1 See additional discussion related to HAMP in the "Nonperforming Assets" section in this MD&A and in Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.
2 See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q for additional information.

The items noted above consist of operating losses related to the settlement of certain legal matters, further detailed in our Form 8-K that was filed with the SEC on July 3, 2014, partially offset by the gain on sale of RidgeWorth, our asset management subsidiary, as well as adjustments to other legacy mortgage-related matters during the quarter. When excluding these items from each period's results, our net income and diluted earnings per common share increased 19% and 18% during the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The increase in EPS in the current year periods is a result of declines in the provision for credit losses and continued expense discipline, partially offset by a modest decline in total revenue and a return to a more normal effective tax rate in the second quarter of 2014. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and resulting impacts of the Form 8-K and other legacy mortgage-related items.
Total revenue increased $101 million and $17 million during the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. During the three months ended June 30, 2014, total revenue, excluding the gain on sale of RidgeWorth, declined $4 million compared to the same period in 2013, as higher investment banking and mortgage servicing income were offset by a decline in mortgage production income resulting from a 55% decline in production volume, driven by lower refinance activity, as well as a decrease in gain on sale margins. During the six months ended June 30, 2014, total revenue, excluding the gain on sale of RidgeWorth, declined $88 million, or 2%, compared to the same period in 2013, as a result of a 1% decrease in net interest income, coupled with the same factors that affected the quarterly comparison. Total revenue, excluding the gain on sale of RidgeWorth, increased $66 million compared to the first quarter of 2014 driven by higher noninterest income due to higher investment banking income and broad-based fee income growth.
Net interest income remained stable compared to the second quarter of 2013 and declined $10 million compared to the first six months of 2013 as loan growth was offset by an overall 15 basis point and 16 basis point respective decline in earning asset yields. Net interest margin for the current quarter was 3.11%, a decline of 14 basis points compared to the second quarter of 2013, and was 3.15% for the six months ended June 30, 2014, a 14 basis point decline from the same period in 2013. The decline in net interest margin was primarily due to a decline in loan yields. Net interest income remained relatively stable compared to the first quarter of 2014 due to higher average loan balances and one additional day, offset by a seven basis point decline in loan yields during the current quarter. Looking forward, we expect the net interest margin to decline further throughout 2014, primarily due to continued compression in loan yields and anticipated lower commercial loan swap income. We expect the overall full year decline in net interest margin during 2014 compared to 2013 to be slightly less than the 16 basis point decline during the full year of 2013 when compared to 2012. As our commercial loan swaps mature, we become more asset sensitive, which is part of our balance sheet management strategy over the medium-term. See additional discussion related to revenue, net interest income and margin, and noninterest income in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A.
Noninterest expense during the second quarter was $1.5 billion, which included the $179 million of specific legacy mortgage-related operating losses. Excluding these operating losses, noninterest expense decreased $49 million, or 4%, compared to the prior quarter and $45 million, or 2%, compared to the six months ended June 30, 2013, primarily driven by lower cyclical costs and our continued focus on expense management, partially offset by higher personnel expenses, which is primarily the result of targeted hiring in revenue producing positions. Noninterest expense, excluding the specific legacy mortgage-related operating losses, decreased $19 million, or 1%, during the three months ended June 30, 2014 compared to the first quarter of 2014 due to the $36 million impairment of legacy affordable housing assets recognized in the first quarter of 2014 and the seasonal decline in employee compensation, partially offset by higher operating costs and other discrete charges recognized in the current quarter.
During the three and six months ended June 30, 2014, our efficiency ratio was 68.9% and 67.9%, respectively. Our tangible efficiency ratio during the three and six months ended June 30, 2014 was 68.8% and 67.8%, respectively, and when excluding the Form 8-K and other legacy mortgage-related items, our adjusted tangible efficiency ratio was 63.7% and 65.2%, respectively. We continue to target an adjusted tangible efficiency ratio of less than 64% for the full year of 2014, and our long-term tangible efficiency ratio target continues to be below 60%. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding our tangible efficiency ratio.
Our asset quality metrics continued to improve during the second quarter and first six months of 2014, though the pace of improvement in asset quality continues to moderate. Total NPLs declined 7% compared to December 31, 2013, driven by reduced inflows into nonaccrual status and continuing resolution of problem loans, primarily in our residential loan portfolio. Reductions in OREO continued, declining 20% from year end to $136 million, the lowest level since 2006. We also sold $149 million of accruing TDRs during the second quarter to further enhance our asset quality position. The financial impact of the TDR sale included $10 million in net charge-offs and a $16 million reduction in the ALLL, which drove a $6 million reduction to the provision for loan losses during the second quarter of 2014. While the TDR sale will not materially change our reported asset quality metrics, it will have a modest benefit on certain rating agency and regulatory calculations. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, improved during the first half of 2014, both in total and when excluding government-guaranteed loan delinquencies.
At June 30, 2014, the ALLL was 1.55% of total loans, a decline of five basis points compared to December 31, 2013. The provision for loan losses decreased 50% and 49% and net charge-offs decreased 37% and 45% during the second quarter and first six months of 2014 compared to the same periods in 2013, respectively. The declines during 2014 were the result of improved credit quality. Annualized net charge-offs to total average loans decreased to 0.35% during both the second quarter and first six months of 2014 compared to 0.59% and 0.67% during the second quarter and first six months of 2013, respectively, driven by improved asset quality that resulted in a decline in charge-offs. During the second quarter, the provision for credit losses declined $29 million, or 28%, while net charge-offs remained stable, compared to the first quarter of 2014. Going forward, we would expect continued, but modest improvements in NPLs, primarily driven by the residential portfolio. We also would expect net charge-offs in the residential portfolio to be modestly lower in the near-term; however, commercial and consumer net charge-offs are at or below normal levels and will, at some point, trend towards more normal levels. Over the near-term, we would expect the ALLL to remain generally stable, as any asset quality improvements may be offset by loan growth, and, as a result, the provision for loan losses should roughly approximate net charge-offs. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans increased 2% during the quarter compared to the prior quarter and was primarily attributed to our C&I, CRE, and consumer direct portfolios. C&I growth was broad-based and driven by our commercial auto dealer group and other industry verticals. Growth in the CRE portfolio was driven by our institutional business, success in our REIT platform and a portfolio acquisition. This growth was partially offset by a $574 million, or 1%, decline in average residential loans due to certain balance sheet management actions executed during the quarter. Specifically, we sold $325 million in government guaranteed residential mortgages and $149 million of accruing restructured residential mortgages during the quarter. We also transferred $2.1 billion of guaranteed mortgages to LHFS in anticipation of the sale of these loans on a servicing retained basis in the third quarter. We expect to use the proceeds from the government guaranteed residential mortgage sale to fund our investment in high-quality liquid securities in anticipation of forthcoming regulatory requirements regarding liquidity ratios. Compared to the second quarter and first half of 2013, average loans increased 8% and 7%, respectively, with broad-based growth across most loan portfolios, most notably in CRE, C&I, and consumer. Overall, loan growth was solid this quarter as we continue to execute targeted growth initiatives and as economic indicators continue to improve.
Average consumer and commercial deposits increased 3% and 2% during the second quarter and first half of 2014, compared to the second quarter and first half of 2013, respectively, as solid growth in lower cost deposits was partially offset by declines in time deposits due to maturities. Specifically, average lower cost deposits increased $6.0 billion, or 5%, while average time deposits declined $2.1 billion, or 15%, compared to the second quarter of 2013. Average lower cost deposits increased $4.3 billion, or 4%, while average time deposits declined $2.0 billion, or 14%, compared to the first half of 2013. The continued favorable shift in consumer and commercial deposit mix helped reduce interest-bearing deposit costs by six basis points compared to both the second quarter and first six months of 2013. Additionally, consumer and commercial deposits increased 2% compared to the first quarter of 2014, as the favorable shift in deposit mix also drove interest-bearing deposit costs down by two basis points. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.
Business segments highlights
We achieved solid core operating momentum across each of our businesses, while maintaining improved asset quality and a strong capital position. In addition, we are firmly focusing our efforts on expanding and deepening our client relationships as a key driver to improving the profitability of the Company. Furthermore, we are continuing to make targeted investments in our businesses to drive growth in a challenging revenue environment.

Net income improved during the second quarter and first six months of 2014 in Consumer Banking and Private Wealth Management compared to the same periods in 2013. The increase in net income was primarily driven by continued improvement in credit quality, most notably in our home equity portfolio, which resulted in a decline in the provision for credit losses. This meaningful reduction in the provision for credit losses, combined with a modest increase in noninterest income, more than offset higher expenses to drive the 7% and 11% increase in net income during the three and six month periods of 2014, respectively, compared to 2013. Revenue momentum in this segment is improving, driven by growth in wealth management income, as our premier bankers and branch managers are partnering well with our financial advisors to better serve the savings and investment needs of our branch-based clients, which has been partially offset by declines in service charges. Card fees were also up due to increased purchase volume related to clients' increased utilization of our credit card product. Furthermore, our continued focus on our consumer lending platform drove the 18% increase in consumer loan production compared to June 30, 2013, primarily driven by growth in our credit card and LightStream consumer online businesses, and other consumer direct lending products, which more than offset reductions in home equity and student lending production. Noninterest expense increased 6% and 4% compared to the second quarter and first six months of 2013, respectively, driven primarily by our targeted investments in revenue generating positions, particularly in wealth and investment management, in addition to some smaller discrete charges incurred in the current quarter. We continue to make solid progress in this segment through increased investment in digital capabilities to meet our clients' needs, and targeted investments in client-facing teammates primarily serving affluent and high net worth clients.

Wholesale Banking continued its strong overall performance during the second quarter and first six months of 2014, driven by revenue growth and a reduction in the provision for credit losses, which led to increased net income compared to the same periods in 2013. Continued improvement in credit quality during the second quarter and first six months of 2014, particularly in our CRE portfolio, drove a 42% and 56% decrease in the provision for credit losses, respectively, compared to the same periods in 2013. Total revenue growth was 7% and 6% compared to the second quarter and first six months of 2013, respectively, due to increases in both net interest income and noninterest income. In particular, investment banking performance was particularly strong, reflective of the consistent investments we have made in this business over the past few years. The recent success can also be attributed to expanded product capabilities, as our M&A advisory and equity businesses were more accretive to our overall performance. Total noninterest expense increased 7% and 14% compared to the second quarter and first half of 2013, respectively, primarily due to the strategic decision to sell investments in legacy affordable housing assets in the first quarter of 2014, resulting in a $36 million impairment charge, along with an increase in employee compensation driven in part by a reduction to incentive compensation accruals in the first quarter of 2013. Additionally, staff expenses increased as we continued to make investments to better meet our clients’ needs and augment our capabilities. Loan and deposit growth drove the improvement in net interest income compared to the same periods in 2013, though continuing declines in loan yields partially offset this growth. Average loan growth was broad-based and grew 15% and 13% compared to the second quarter and first six months of 2013, respectively, led by further growth in commercial real estate, our commercial dealer group, our corporate banking national expansion initiatives, and asset securitization and energy practice groups. Deposit growth was also strong, with increases across each line of business. Our loan pipelines also increased this quarter, giving us confidence in continued loan growth prospects throughout the remainder of 2014; however, competition remains high, which may lead to ongoing pricing pressure. We continue to invest in the business to broaden our client base and better serve our clients’ needs and are optimistic about the growth and profitability outlook of our Wholesale business, as we better leverage the full platform of our product capabilities for our client base.

Mortgage Banking results were significantly impacted by the Form 8-K and other legacy mortgage-related items during the quarter. These items accounted for $115 million in after-tax charges during the three and six months ended June 30, 2014, which drove the net loss of $84 million and $70 million, respectively. Excluding these items, the segment would have realized modest net income during the current quarter and first half of 2014. The decrease in noninterest expense and provision for credit losses, excluding the Form 8-K and other legacy mortgage-related items during the second quarter and first six months of 2014 compared to the same periods in 2013, more than offset lower revenue and were the result of core expense reduction initiatives and continued lower credit-related costs, while the lower provision for credit losses was attributable to the ongoing improvement in credit quality of our residential mortgage portfolio. Revenue was lower compared to the second quarter and first six months of 2013, as a decline in noninterest income due to a decline in production volume and lower gain on sale margins was partially offset by higher servicing income. As expected, our refinance activity continued to decline in 2014, driving the lower production volume compared to the second quarter and first six months of 2013. With the resolution of additional legacy mortgage-related matters this quarter, we can further sharpen our focus on meeting more of our clients’ needs and generating sustained profitability in the Mortgage Banking segment.

Additional information related to our segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the second half of 2014 and 2013, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES				Table 1
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2014	2013	2014	2013
Summary of Operations:
Interest income	$1,346	$1,347	$2,683	$2,706
Interest expense	137	136	269	274
Net interest income	1,209	1,211	2,414	2,432
Provision for credit losses	73	146	175	358
Net interest income after provision for credit losses	1,136	1,065	2,239	2,074
Noninterest income	957	858	1,748	1,721
Noninterest expense [1]	1,517	1,387	2,874	2,740
Income before provision for income taxes	576	536	1,113	1,055
Provision for income taxes [1]	173	156	298	317
Net income attributable to noncontrolling interest	4	3	11	9
Net income	$399	$377	$804	$729
Net income available to common shareholders	$387	$365	$780	$705
Net income available to common shareholders, excluding Form 8-K and other legacy mortgage-related items [2]	$436	$365	$829	$705
Net interest income - FTE [3]	$1,244	$1,242	$2,483	$2,493
Total revenue - FTE [3]	2,201	2,100	4,231	4,214
Total revenue - FTE, excluding gain on sale of RidgeWorth [3,4]	2,096	2,100	4,126	4,214
Net income per average common share:
Diluted	0.72	0.68	1.45	1.31
Diluted, excluding Form 8-K and other legacy mortgage-related items [2]	0.81	0.68	1.54	1.31
Basic	0.73	0.68	1.47	1.32
Dividends paid per average common share	0.20	0.10	0.30	0.15
Book value per common share			40.18	37.65
Tangible book value per common share [5]			28.64	26.08
Selected Average Balances:
Total assets	$179,820	$172,537	$178,404	$172,175
Earning assets	160,373	153,495	158,866	152,986
Loans	130,734	121,372	129,635	121,128
Consumer and commercial deposits	130,472	126,579	129,440	127,114
Brokered time and foreign deposits	1,893	2,075	1,953	2,122
Total shareholders’ equity	21,994	21,272	21,861	21,195
Average common shares - diluted (thousands)	535,486	539,763	536,234	539,812
Average common shares - basic (thousands)	529,764	535,172	530,459	535,425
Financial Ratios (Annualized):
ROA	0.89%	0.88%	0.91%	0.85%
ROE	7.29	7.12	7.44	6.95
ROTCE [6]	10.29	10.35	10.53	10.12
Net interest margin - FTE [3]	3.11	3.25	3.15	3.29
Efficiency ratio [7]	68.93	66.07	67.92	65.02
Tangible efficiency ratio [8]	68.77	65.78	67.76	64.73
Tangible efficiency ratio, excluding Form 8-K and other legacy mortgage-related items [2,8]	63.69	65.78	65.15	64.73
Total average shareholders’ equity to total average assets	12.23	12.33	12.25	12.31
Tangible equity to tangible assets [9]			9.07	8.95
Capital Adequacy:
Tier 1 common equity			9.72%	10.19%
Tier 1 capital			10.66	11.24
Total capital			12.53	13.43
Tier 1 leverage			9.56	9.40

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2014	2013	2014	2013
Reconcilement of Non-U.S. GAAP Measures:
Efficiency ratio [7]	68.93%	66.07%	67.92%	65.02%
Impact of excluding amortization of intangible assets	(0.16)	(0.29)	(0.16)	(0.29)
Tangible efficiency ratio [8]	68.77%	65.78%	67.76%	64.73%
Impact of excluding Form 8-K and other legacy mortgage-related items	(5.08)	—	(2.61)	—
Tangible efficiency ratio, excluding Form 8-K and other legacy mortgage-related items [2,8]	63.69%	65.78%	65.15%	64.73%
ROE	7.29%	7.12%	7.44%	6.95%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	3.00	3.23	3.09	3.17
ROTCE [6]	10.29%	10.35%	10.53%	10.12%
Net interest income	$1,209	$1,211	$2,414	$2,432
Taxable-equivalent adjustment	35	31	69	61
Net interest income - FTE [3]	1,244	1,242	2,483	2,493
Noninterest income	957	858	1,748	1,721
Total revenue - FTE [3]	2,201	2,100	4,231	4,214
Gain on sale of RidgeWorth	(105)	—	(105)	—
Total revenue - FTE, excluding gain on sale of RidgeWorth [3,4]	$2,096	$2,100	$4,126	$4,214
Noninterest income	$957	$858	$1,748	$1,721
Gain on sale of RidgeWorth	(105)	—	(105)	—
Noninterest income, excluding gain on sale of RidgeWorth[4]	$852	$858	$1,643	$1,721

	June 30, 2014	June 30, 2013
Total shareholders’ equity	$22,131	$21,007
Goodwill, net of deferred taxes [10]	(6,131)	(6,195)
Other intangible assets, net of deferred taxes, and MSRs [11]	(1,276)	(1,240)
MSRs	1,259	1,199
Tangible equity	15,983	14,771
Preferred stock	(725)	(725)
Tangible common equity	$15,258	$14,046

Total assets	$182,559	$171,546
Goodwill	(6,337)	(6,369)
Other intangible assets including MSRs	(1,277)	(1,244)
MSRs	1,259	1,199
Tangible assets	$176,204	$165,132
Tangible equity to tangible assets [9]	9.07%	8.95%
Tangible book value per common share [5]	$28.64	$26.08

Total loans	$129,744	$122,031
Government guaranteed loans	(6,081)	(9,053)
Loans held at fair value	(292)	(339)
Total loans, excluding government guaranteed and fair value loans	$123,371	$112,639
Allowance to total loans, excluding government guaranteed and fair value loans [12]	1.62%	1.89%

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
	As Reported				Excluding Form 8-K and other legacy mortgage-related items [2]
(Dollars in millions, except per share data)	June 30, 2014				June 30, 2014
	Three Months Ended	Six Months Ended	Adjustments		Three Months Ended	Six Months Ended
Net interest income	$1,209	$2,414	$—		$1,209	$2,414
Provision for credit losses	73	175	—		73	175
Net interest income after provision for credit losses	1,136	2,239	—		1,136	2,239
Noninterest Income
Service charges on deposit accounts	160	314	—		160	314
Other charges and fees	91	179	—		91	179
Card fees	82	158	—		82	158
Trust and investment management income	116	247	—		116	247
Retail investment services	76	147	—		76	147
Investment banking income	119	207	—		119	207
Trading income	47	96	—		47	96
Mortgage production related income	52	95	—		52	95
Mortgage servicing related income	45	99	—		45	99
Gain on sale of subsidiary	105	105	105	[13]	—	—
Net securities (losses)/gains	(1)	(2)	—		(1)	(2)
Other noninterest income	65	103	—		65	103
Total noninterest income	957	1,748	105		852	1,643
Noninterest Expense
Employee compensation	659	1,319	—		659	1,319
Employee benefits	104	244	—		104	244
Operating losses	218	239	179	[14]	39	60
Outside processing and software	181	351	—		181	351
Net occupancy expense	83	169	—		83	169
Equipment expense	42	86	—		42	86
Regulatory assessments	40	80	—		40	80
Marketing and customer development	30	56	—		30	56
Credit and collection services	23	46	—		23	46
Amortization of intangible assets	4	7	—		4	7
Other noninterest expense	133	277	—		133	277
Total noninterest expense	1,517	2,874	179		1,338	2,695
Income before provision for income taxes	576	1,113	(74)		650	1,187
Provision for income taxes	173	298	(25)	[15]	198	323
Income including income attributable to noncontrolling interest	403	815	(49)		452	864
Net income attributable to noncontrolling interest	4	11	—		4	11
Net income	$399	$804	($49)		$448	$853
Net income available to common shareholders	$387	$780	($49)		$436	$829
Net income per average common share - diluted	$0.72	$1.45	($0.09)		$0.81	$1.54
Total Revenue - FTE [3]	$2,201	$4,231	$105		$2,096	$4,126
Efficiency ratio [7]	68.93%	67.92%			63.85%	65.32%
Tangible efficiency ratio [8]	68.77	67.76			63.69	65.15
Effective tax rate	30.23	27.05			30.69	27.50

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
(Dollars in billions)	June 30, 2014	December 31, 2013
Reconciliation of Common Equity Tier 1 Ratio:
Tier 1 Common Equity - Basel I	$15.2	$14.6
Adjustments from Basel I to Basel III [16]	—	—
CET 1 - Basel III [17]	15.2	14.6

RWA - Basel I	155.9	148.7
Adjustments from Basel I to Basel III [18]	0.4	3.9
RWA - Basel III [17]	156.3	152.6
Resulting regulatory capital ratios:
Basel I - Tier 1 common equity ratio	9.7%	9.8%
Basel III - CET 1 ratio [17]	9.7	9.6
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision for income taxes for each of the periods presented as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense.
2 We present certain income statement categories and also total revenue-FTE, net income per average common diluted share, net income, net income available to common shareholders, an efficiency ratio, a tangible efficiency ratio, and the effective tax rate, excluding Form 8-K items and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results allowing a more useful comparison to prior periods' results that did not have a similar impact and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-K filed with the SEC on July 3, 2014.
3 We present net interest income, net interest margin, total revenue, and total revenue excluding gain on sale of RidgeWorth on an FTE basis. Total Revenue is calculated as net interest income - FTE plus noninterest income. Net interest income - FTE adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
4 We present total revenue - FTE excluding gain on sale of RidgeWorth and noninterest income excluding gain on sale of RidgeWorth. We believe revenue and noninterest income excluding the gain on sale of RidgeWorth is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations.
5 We present a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our common stock book value to other companies in the industry.
6 We present ROTCE to exclude intangible assets (net of deferred taxes), except for MSRs, from average common shareholders' equity. We believe this measure is useful to investors because, by removing the effect of intangible assets, except for MSRs, (the level of which may vary from company to company), it allows investors to more easily compare our ROE to other companies in the industry who present a similar measure. We also believe that removing intangible assets (net of deferred taxes), except for MSRs, is a more relevant measure of the return on our common shareholders' equity.
7 Computed by dividing noninterest expense by total revenue - FTE. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
8 We present a tangible efficiency ratio which excludes the amortization of intangible assets. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
9 We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.
10 Net of deferred taxes of $206 million and $174 million at June 30, 2014 and 2013, respectively.
11 Net of deferred taxes of $1 million and $4 million at June 30, 2014 and 2013, respectively.
12 We present a ratio of allowance to total loans, excluding government guaranteed and fair value loans, to exclude loans from the calculation that are held at fair value with no related allowance and loans guaranteed by a government agency that do not have an associated allowance recorded due to nominal risk of principal loss.
13 Reflects the pre-tax gain on sale of asset management subsidiary that impacts the Corporate Other segment.
14 Reflects the pre-tax impact from the settlement of the mortgage modification investigation and other legacy mortgage-related items that impact the Mortgage Banking segment.
15 Reflects the income tax impact on above items.
16 Primarily relates to the improved treatment of mortgage servicing assets essentially offset by certain disallowed DTAs.
17 The Basel III calculations of CET 1, RWA, and the CET 1 ratio are based upon our current interpretation of the final Basel III rules published by the Federal Reserve during October 2013, on a fully phased in basis.
18 The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for certain commercial loans, derivatives, unfunded commitments, letters of credit, securitizations, and mortgage servicing assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease)
	June 30, 2014			June 30, 2013
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$60,141	$545	3.63%	$54,490	$544	4.01%	$5,651	(0.38)
CRE	6,052	44	2.92	4,262	35	3.27	1,790	(0.35)
Commercial construction	1,006	9	3.41	628	5	3.47	378	(0.06)
Residential mortgages - guaranteed	2,994	27	3.62	3,768	27	2.86	(774)	0.76
Residential mortgages - nonguaranteed	23,849	237	3.98	22,470	242	4.30	1,379	(0.32)
Home equity products	14,394	128	3.58	14,358	131	3.65	36	(0.07)
Residential construction	474	5	4.34	559	8	5.46	(85)	(1.12)
Guaranteed student loans	5,463	50	3.64	5,339	50	3.78	124	(0.14)
Other direct	3,342	35	4.23	2,434	27	4.41	908	(0.18)
Indirect	11,388	91	3.19	11,073	94	3.41	315	(0.22)
Credit cards	732	18	9.63	617	15	9.80	115	(0.17)
Nonaccrual [3]	899	6	2.81	1,374	9	2.76	(475)	0.05
Total loans	130,734	1,195	3.67	121,372	1,187	3.92	9,362	(0.25)
Securities AFS:
Taxable	22,799	147	2.58	22,834	141	2.46	(35)	0.12
Tax-exempt - FTE [2]	263	3	5.26	263	3	5.18	—	0.08
Total securities AFS - FTE	23,062	150	2.61	23,097	144	2.49	(35)	0.12
Fed funds sold and securities borrowed or purchased under agreements to resell	1,047	—	—	1,107	—	—	(60)	—
LHFS	1,678	17	4.03	3,540	29	3.26	(1,862)	0.77
Interest-bearing deposits	25	—	0.16	21	—	0.06	4	0.10
Interest earning trading assets	3,827	19	1.98	4,358	18	1.60	(531)	0.38
Total earning assets	160,373	1,381	3.45	153,495	1,378	3.60	6,878	(0.15)
ALLL	(2,023)			(2,143)			120
Cash and due from banks	5,412			4,453			959
Other assets	14,675			14,256			419
Noninterest earning trading assets and derivatives	1,155			1,789			(634)
Unrealized gains on securities available for sale, net	228			687			(459)
Total assets	$179,820			$172,537			$7,283
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$29,198	$6	0.08%	$26,015	$4	0.06%	$3,183	0.02
Money market accounts	42,963	15	0.14	41,850	13	0.13	1,113	0.01
Savings	6,182	1	0.04	5,808	1	0.05	374	(0.01)
Consumer time	7,701	17	0.89	9,163	26	1.15	(1,462)	(0.26)
Other time	4,398	12	1.07	5,036	17	1.34	(638)	(0.27)
Total interest-bearing consumer and commercial deposits	90,442	51	0.22	87,872	61	0.28	2,570	(0.06)
Brokered time deposits	1,890	10	2.19	2,038	14	2.54	(148)	(0.35)
Foreign deposits	3	—	—	37	—	0.13	(34)	(0.13)
Total interest-bearing deposits	92,335	61	0.27	89,947	75	0.33	2,388	(0.06)
Funds purchased	825	—	0.09	657	—	0.10	168	(0.01)
Securities sold under agreements to repurchase	2,148	1	0.12	1,879	1	0.13	269	(0.01)
Interest-bearing trading liabilities	783	6	2.83	751	4	2.29	32	0.54
Other short-term borrowings	5,796	3	0.23	5,422	3	0.24	374	(0.01)
Long-term debt	12,014	66	2.21	9,700	53	2.19	2,314	0.02
Total interest-bearing liabilities	113,901	137	0.48	108,356	136	0.50	5,545	(0.02)
Noninterest-bearing deposits	40,030			38,707			1,323
Other liabilities	3,599			3,637			(38)
Noninterest-bearing trading liabilities and derivatives	296			565			(269)
Shareholders’ equity	21,994			21,272			722
Total liabilities and shareholders’ equity	$179,820			$172,537			$7,283
Interest Rate Spread			2.97%			3.10%		(0.13)
Net interest income - FTE [4]		$1,244			$1,242
Net Interest Margin [5]			3.11%			3.25%		(0.14)
1 Interest income includes loan fees of $48 million and $44 million for the three months ended June 30, 2014 and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $35 million and $31 million for the three months ended June 30, 2014 and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments that manage our interest-sensitivity position increased net interest income $110 million and $106 million for the three months ended June 30, 2014 and 2013, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid (cont.)
	Six Months Ended						Increase/(Decrease)
	June 30, 2014			June 30, 2013
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$59,219	$1,082	3.69%	$54,129	$1,101	4.10%	$5,090	(0.41)
CRE	5,835	85	2.93	4,177	70	3.38	1,658	(0.45)
Commercial construction	950	16	3.36	645	12	3.61	305	(0.25)
Residential mortgages - guaranteed	3,171	57	3.62	3,922	54	2.73	(751)	0.89
Residential mortgages - nonguaranteed	23,891	480	4.02	22,428	479	4.27	1,463	(0.25)
Home equity products	14,455	257	3.59	14,361	260	3.64	94	(0.05)
Residential construction	480	10	4.37	587	15	5.02	(107)	(0.65)
Guaranteed student loans	5,493	100	3.67	5,368	102	3.85	125	(0.18)
Other direct	3,151	66	4.24	2,416	53	4.42	735	(0.18)
Indirect	11,344	181	3.22	11,035	190	3.47	309	(0.25)
Credit cards	724	35	9.59	617	30	9.66	107	(0.07)
Nonaccrual [3]	922	11	2.39	1,443	20	2.84	(521)	(0.45)
Total loans	129,635	2,380	3.70	121,128	2,386	3.97	8,507	(0.27)
Securities AFS:
Taxable	22,612	297	2.63	22,524	280	2.50	88	0.13
Tax-exempt - FTE [2]	263	7	5.26	278	7	5.20	(15)	0.06
Total securities AFS - FTE	22,875	304	2.66	22,802	287	2.53	73	0.13
Fed funds sold and securities borrowed or purchased under agreements to resell	1,013	—	—	1,099	—	0.02	(86)	(0.02)
LHFS	1,565	32	4.04	3,646	60	3.28	(2,081)	0.76
Interest-bearing deposits	24	—	0.14	21	—	0.09	3	0.05
Interest earning trading assets	3,754	36	1.93	4,290	34	1.57	(536)	0.36
Total earning assets	158,866	2,752	3.49	152,986	2,767	3.65	5,880	(0.16)
ALLL	(2,030)			(2,160)			130
Cash and due from banks	5,424			4,457			967
Other assets	14,754			14,344			410
Noninterest earning trading assets and derivatives	1,224			1,808			(584)
Unrealized gains on securities available for sale, net	166			740			(574)
Total assets	$178,404			$172,175			$6,229
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$28,456	$11	0.07%	$26,198	$9	0.07%	$2,258	—
Money market accounts	42,859	28	0.13	42,419	29	0.14	440	(0.01)
Savings	6,109	1	0.04	5,669	2	0.06	440	(0.02)
Consumer time	8,008	39	0.99	9,291	53	1.15	(1,283)	(0.16)
Other time	4,466	25	1.13	5,140	34	1.35	(674)	(0.22)
Total interest-bearing consumer and commercial deposits	89,898	104	0.23	88,717	127	0.29	1,181	(0.06)
Brokered time deposits	1,951	22	2.25	2,062	27	2.58	(111)	(0.33)
Foreign deposits	2	—	0.19	60	—	0.14	(58)	0.05
Total interest-bearing deposits	91,851	126	0.28	90,839	154	0.34	1,012	(0.06)
Funds purchased	907	—	0.09	686	—	0.10	221	(0.01)
Securities sold under agreements to repurchase	2,175	1	0.11	1,793	2	0.16	382	(0.05)
Interest-bearing trading liabilities	741	11	2.78	737	8	2.25	4	0.53
Other short-term borrowings	5,692	7	0.24	4,576	6	0.26	1,116	(0.02)
Long-term debt	11,692	124	2.13	9,530	104	2.20	2,162	(0.07)
Total interest-bearing liabilities	113,058	269	0.48	108,161	274	0.51	4,897	(0.03)
Noninterest-bearing deposits	39,542			38,397			1,145
Other liabilities	3,566			3,874			(308)
Noninterest-bearing trading liabilities and derivatives	377			548			(171)
Shareholders’ equity	21,861			21,195			666
Total liabilities and shareholders’ equity	$178,404			$172,175			$6,229
Interest Rate Spread			3.01%			3.14%		(0.13)
Net interest income - FTE [4]		$2,483			$2,493
Net Interest Margin[5]			3.15%			3.29%		(0.14)

1 Interest income includes loan fees of $93 million and $71 million for the six months ended June 30, 2014 and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $69 million and $61 million for the six months ended June 30, 2014 and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments that manage our interest-sensitivity position increased net interest income $220 million and $225 million for the six months ended June 30, 2014 and 2013, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Second Quarter of 2014
Net interest income on an FTE basis was $1.2 billion during the second quarter of 2014, which was consistent with the second quarter of 2013. However, net interest margin decreased 14 basis points to 3.11% during the second quarter of 2014, compared to 3.25% during the second quarter of 2013, primarily due to a 15 basis point decline in earning asset yields as the low interest rate environment continued. The decline in earning asset yields was primarily concentrated in our loan portfolio, partially offset by improved yields in the LHFS and securities AFS portfolio and a two basis point decline in rates paid on interest-bearing liabilities.
Average earning assets increased $6.9 billion, or 4%, during the second quarter of 2014 compared to the second quarter of 2013, primarily driven by an increase of $9.4 billion, or 8%, in average loans, partially offset by a $1.9 billion decline in average LHFS. The increase in average loans was broad-based across most loan categories, primarily driven by targeted growth in C&I loans of $5.7 billion, or 10%, CRE loans of $1.8 billion, or 42%, and nonguaranteed residential mortgages of $1.4 billion, or 6%, compared to the second quarter of 2013. Average LHFS decreased due to lower mortgage production volume as mortgage interest rates have increased over the past year. Additionally, in the second quarter of 2014, we transferred $2.1 billion of government guaranteed residential mortgages, which yield approximately 3.25%, to LHFS, in anticipation of the sale of these loans in the third quarter on a servicing retained basis. We expect to invest the proceeds from this sale into high-quality liquid securities that yield approximately 3.20% in anticipation of forthcoming regulatory requirements regarding liquidity ratios. Average nonaccrual loans declined 35%, driven by the ongoing resolution of defaulted loans.
Yields on average earning assets declined 15 basis points to 3.45% during the second quarter of 2014, compared to 3.60% during the second quarter of 2013. The decline was driven by a decrease in the yield on our loan portfolio during the second quarter of 2014 to 3.67%, a decrease of 25 basis points compared to the second quarter of 2013. The decrease in the loan portfolio yield was broad-based, driven by the continued low interest rate environment and a shift in loan mix to C&I loans, where spread compression has occurred and competition in our markets remains high. A 12 basis point increase in the securities AFS portfolio yield partially offset the decline in loan yields, compared to the second quarter of 2013. The securities AFS yield increase was primarily driven by lower pay-downs of MBS securities during the quarter and the resulting impact on MBS amortization.
We utilize interest rate swaps to manage interest rate risk. The largest notional position of these swaps are pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At June 30, 2014, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.9 billion, compared to $17.3 billion at December 31, 2013. In addition to the income recognized from currently outstanding swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps increased to $101 million during the second quarter of 2014 compared to $100 million during the second quarter of 2013. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps. Active swaps began to mature during the second quarter of 2014 and remaining swaps have maturities through 2019. The average maturity of our active swap notional balances at June 30, 2014 was 1.7 years, and $14.3 billion of our active swap notional balances will mature by December 31, 2016. As the swap balances mature, the interest income from the swap balances is expected to decline and our overall asset sensitivity position is expected to increase, which is a part of our balance sheet management strategy over the medium term. For every $1.0 billion reduction in the average notional swap balance, our net interest income sensitivity would increase an additional 0.2% in a 100 basis points parallel rate increase. See Table 16, "Net Interest Income Asset Sensitivity," in this MD&A for additional details on our net interest income sensitivity analysis.

The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the swap portfolio is 1.74%. Estimated income of these swaps is included in the table below and is based on the assumption of unchanged LIBOR rates relative to June 30, 2014, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates, as the interest rate environment may change, we may purchase additional swaps, and/or we may terminate existing swaps.

		Table 3

	Ending Notional Balance of Active Swaps (in billions)	Estimated Net [1] Interest Income Related to Swaps (in millions)
Third Quarter 2014	$18.9	$98
Fourth Quarter 2014	15.4	84
First Quarter 2015	11.9	46
Second Quarter 2015	9.9	36
Third Quarter 2015	9.5	34
Fourth Quarter 2015	9.5	33
1 Includes estimated interest income related to active and terminated/de-designated swaps. See Note 12, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional swap information.

Average interest-bearing liabilities increased $5.5 billion, or 5%, during the second quarter of 2014 compared to the same period of 2013, and average rates paid on interest-bearing liabilities were 0.48% during the second quarter of 2014, a decrease of two basis points compared to the same period of 2013. Average interest-bearing liabilities increased primarily due to a $4.7 billion, or 6%, increase in average lower-cost deposits, and a $2.3 billion, or 24%, increase in average long-term debt. These increases were partially offset by a decrease of $2.1 billion, or 15%, in average time deposits. The increase in average long-term debt was primarily attributable to (i) the addition of a $1.0 billion long-term FHLB advance during the second quarter of 2014, (ii) the April 2014 issuance under our Global Bank Note program of $650 million of fixed rate senior notes, (iii) the first quarter of 2014 issuances under our Global Bank Note program of $250 million of floating rate senior notes and $600 million of fixed rate senior notes, and (iv) combined issuances of $1.4 billion of fixed rate senior notes in June and October of 2013. See additional information regarding long-term debt in the "Borrowings" section of this MD&A. Average noninterest-bearing deposits increased $1.3 billion, or 3%, compared to the second quarter of 2013.

The two basis point reduction in average interest-bearing liability costs during the second quarter of 2014 was primarily due to a six basis point decline in rates paid on interest bearing deposits, partially offset by a two basis point increase in rates paid on long-term debt driven by the aforementioned issuances. The decline in the average rate paid on interest-bearing deposits was a result of the improved funding mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as maturing CDs renew at lower rates.
During the second quarter of 2014, the interest rate environment was characterized by a steepening in the yield curve compared to the same period in 2013, as rates at the long end of the yield curve increased. More specifically, for the three months ended June 30, 2014, benchmark rates were as follows compared to the same period in 2013: one-month LIBOR averaged 0.15%, a decrease of five basis points, three-month LIBOR averaged 0.23%, a decrease of five basis points, five-year swaps averaged 1.74%, an increase of 66 basis points, and ten-year swaps averaged 2.72%, an increase of 57 basis points. During the second quarter of 2014, the Fed funds target rate averaged 0.25% and the Prime rate averaged 3.25%, both unchanged from the second quarter of 2013.
We expect net interest margin to decline further throughout 2014, primarily due to continued compression in loan yields and lower commercial loan swap income. Additionally, we continue to expect the overall full year decline in net interest margin during 2014 compared to 2013 to be slightly less than the 16 basis point decline during the full year of 2013 when compared to 2012. As our commercial loan swaps mature over the next several years, we become more asset sensitive, which is part of our balance sheet management strategy over the medium-term.
First Half of 2014
For the first six months of 2014, net interest income on a FTE basis was $2.5 billion, which was consistent with the first six months of 2013. However, net interest margin decreased 14 basis points to 3.15%, compared to 3.29% during the first six months of 2013, primarily due to a 16 basis point decline in earning asset yields. The earning asset yield decline was primarily driven by lower loan yields, partially offset by improved yields in the LHFS and securities AFS portfolio, and a three basis point reduction in interest bearing liability costs driven by interest-bearing deposits.

Yields on average earning assets declined 16 basis points to 3.49% for the six months ended June 30, 2014, from 3.65% for the six months ended June 30, 2013, driven primarily by a decline in loan yields. The yield on average loans was 3.70%, a decrease of 27 basis points compared to the six months ended June 30, 2013, driven by broad-based declines across the loan portfolio, including an $11 million decline in swap interest income. Partially offsetting the decline in loan yields was a yield increase of 76 basis points in average LHFS and 13 basis points in average securities AFS when compared to the six months ended June 30, 2013. Average rates paid on interest-bearing liabilities declined by three basis points compared to the six months ended June 30, 2013. Primarily driving this decline was a six basis point decrease in rates paid on interest-bearing deposits as a result of the improved funding mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as maturing CDs renew at lower rates.
Average earning assets increased $5.9 billion, or 4%. The increase was primarily driven by increases in average loans of $8.5 billion, or 7%, partially offset by decreases of $2.1 billion in average LHFS. The factors contributing to the year-over-year changes in average loans and LHFS were the same as those discussed above related to the second quarter of 2014 compared to the second quarter of 2013.
Average interest-bearing liabilities increased $4.9 billion, or 5%, compared to the six months ended June 30, 2013. This change was primarily due to a $2.2 billion, or 23%, increase in long-term debt, a $1.2 billion, or 1%, increase in interest-bearing deposits, and an increase of $1.1 billion, or 24%, in other short-term borrowings. The factors contributing to the year-over-year increase in interest-bearing deposits and average long-term debt were the same as those discussed above related to the second quarter of 2014 compared to the second quarter of 2013. Average noninterest-bearing deposits increased $1.1 billion, or 3%, compared to the six months ended June 30, 2013. The increase in average other short-term borrowings was primarily due to FHLB advances.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by two basis points during the second quarter of both 2014 and 2013, and by two and three basis points during the six months ended June 30, 2014 and 2013, respectively, as average nonaccrual loans decreased by $475 million and $521 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 4
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change[1]	2014	2013	% Change[1]
Service charges on deposit accounts	$160	$164	(2)%	$314	$324	(3)%
Other charges and fees	91	97	(6)	179	186	(4)
Card fees	82	78	5	158	154	3
Trust and investment management income	116	130	(11)	247	254	(3)
Retail investment services	76	69	10	147	130	13
Investment banking income	119	93	28	207	161	29
Trading income	47	49	(4)	96	91	5
Mortgage servicing related income	45	1	NM	99	39	NM
Mortgage production related income	52	133	(61)	95	292	(67)
Gain on sale of subsidiary [2]	105	—	NM	105	—	NM
Net securities (losses)/gains	(1)	—	NM	(2)	2	NM
Other noninterest income	65	44	48	103	88	17
Total noninterest income	$957	$858	12%	$1,748	$1,721	2%

Total noninterest income, excluding gain on sale of RidgeWorth [2]	$852	$858	(1)%	$1,643	$1,721	(5)%
1 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q for additional information related to the sale of RidgeWorth and Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest income, excluding the gain on sale of RidgeWorth.
Noninterest income increased $99 million, or 12%, compared to the second quarter of 2013, and increased $27 million, or 2%, compared to the six months ended June 30, 2013, driven primarily by the gain on sale of RidgeWorth, our asset management subsidiary. For additional information related to the sale of RidgeWorth, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q. Excluding the impact from the sale of RidgeWorth, noninterest income decreased $6 million, or 1%, compared to the second quarter of 2013 and decreased $78 million or 5%, compared to the six months ended June 30, 2013. The decreases in both periods were driven by a decline in mortgage production revenue, partially offset by higher investment banking and mortgage servicing income. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest income, excluding the gain on sale of RidgeWorth.
Trust and investment management income decreased $14 million, or 11%, compared to the second quarter of 2013, and $7 million, or 3%, compared to the six months ended June 30, 2013, driven entirely by the loss of RidgeWorth related revenue as a result of the May 30, 2014 sale. Retail investment services income increased $7 million, or 10%, compared to the second quarter of 2013 and $17 million, or 13%, compared to the six months ended June 30, 2013. The increase in each period is a result of our ongoing focus on meeting more clients’ savings and investment needs.
Investment banking income increased $26 million, or 28%, compared to the second quarter of 2013, and $46 million, or 29%, compared to the six months ended June 30, 2013. The increase in both periods was primarily driven by higher client activity across most origination and advisory product categories.
Trading income decreased $2 million, or 4%, compared to the second quarter of 2013, and increased $5 million, or 5%, compared to the six months ended June 30, 2013. The decline compared to the second quarter of 2013 was primarily driven by a $15 million increase in mark-to-market valuation losses on the Company's fair value debt, partially offset by higher core trading income, which was impacted by the de-risking of certain trading positions in the second quarter of 2013. The increase compared to the six months ended June 30, 2013, was also largely driven by higher core trading income, partially offset by an $8 million increase in mark-to-market valuation losses on the Company’s fair value debt.
Mortgage servicing related income increased $44 million compared to the second quarter of 2013 and increased $60 million compared to the six months ended June 30, 2013. The increase was primarily due to a slower pace of loan prepayments resulting in lower decay of the servicing asset. At June 30, 2014, the servicing portfolio was $134.4 billion compared to $140.1 billion at June 30, 2013.
Mortgage production related income decreased $81 million, or 61%, compared to the second quarter of 2013 and $197 million, or 67%, compared to the six months ended June 30, 2013. The decreases were due to a decline in refinance production volume and lower gain on sale margins. Loan production volume decreased 55% and 60% compared to the three and six months ended June 30, 2013, respectively, and loan applications decreased 48% and 53% compared to the three and six months ended June 30, 2013, respectively. The decline in refinance activity, primarily a result of an increase in mortgage interest rates during the past year, drove the decreases in production volume and applications. The decline in mortgage revenue was partially offset by a decrease in mortgage repurchase provision of $10 million, or 67%, compared to the second quarter of 2013, and $19 million, or 66%, compared to the six months ended June 30, 2013. The mortgage repurchase reserve was $77 million at June 30, 2014, a decrease of $1 million from December 31, 2013. For additional information on the mortgage repurchase reserve, see Note 13, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Other noninterest income increased $21 million, or 48%, compared to second quarter of 2013 and increased $15 million, or 17% compared to the six months ended June 30, 2013. The increase was primarily driven by a $19 million gain on the sale of government guaranteed mortgage loans and higher leasing-related income in the current quarter.

NONINTEREST EXPENSE
						Table 5
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change [1]	2014	2013	% Change [1]
Employee compensation	$659	$635	4%	$1,319	$1,246	6%
Employee benefits	104	102	2	244	250	(2)
Personnel expenses	763	737	4	1,563	1,496	4
Outside processing and software	181	187	(3)	351	365	(4)
Operating losses	218	72	NM	239	111	NM
Net occupancy expense	83	86	(3)	169	175	(3)
Equipment expense	42	46	(9)	86	91	(5)
Regulatory assessments	40	41	(2)	80	95	(16)
Marketing and customer development	30	31	(3)	56	61	(8)
Credit and collection services	23	52	(56)	46	85	(46)
Amortization of intangible assets	4	6	(33)	7	12	(42)
Other noninterest expense	133	129	3	277	249	11
Total noninterest expense	$1,517	$1,387	9%	$2,874	$2,740	5%

Total noninterest expense, excluding Form 8-K and other legacy mortgage-related items [2]	$1,338	$1,387	(4)%	$2,695	$2,740	(2)%
1 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest expense, excluding Form 8-K and other legacy mortgage-related items.
Noninterest expense increased $130 million, or 9%, and $134 million, or 5%, during the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, driven primarily by legacy mortgage-related operating losses during the second quarter of 2014. Noninterest expense during the three and six months ended June 30, 2014, excluding the impact of the Form 8-K and other legacy mortgage-related items from the second quarter of 2014 decreased $49 million, or 4%, and $45 million, or 2%, compared to the same periods in 2013, respectively. The decline in expenses in both periods was primarily due to lower cyclical costs and the continued focus on expense management. Additionally, during the first quarter of 2014, we adopted new accounting guidance that resulted in the amortization expense of qualified affordable housing investments being recognized in the provision for income taxes rather than previously in noninterest expense. Prior periods have been restated in accordance with GAAP. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-Q for further information related to the new guidance.
Personnel expenses increased $26 million, or 4%, compared to the second quarter of 2013, and $67 million, or 4%, compared to the six months ended June 30, 2013. The increase for both periods was due to higher salaries related to hiring efforts in certain revenue producing businesses and the impact of merit increases.
Outside processing and software decreased $6 million, or 3%, compared to the second quarter of 2013, and $14 million, or 4%, compared to the six months ended June 30, 2013. The decrease for both periods was primarily due to lower mortgage production volume driving the reduction in processing cost.
Operating losses increased $146 million compared to the second quarter of 2013, and $128 million compared to the six months ended June 30, 2013. The increase for both periods was primarily due to legacy mortgage-related matters that were settled during the second quarter of 2014. Specifically, we entered into a settlement agreement regarding STM's administration of HAMP. This settlement resulted in a $204 million pre-tax charge that was partially offset by a net $25 million accrual reduction for other legacy mortgage matters that progressed during the second quarter of 2014. Additionally, the second quarter of 2013 included mortgage-related charges of $45 million. See additional discussion related to HAMP in Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.
Regulatory expenses decreased $15 million, or 16%, compared to the six months ended June 30, 2013, due to declines in our FDIC insurance assessment rate, reflecting our reduced risk profile. Credit and collection services decreased $29 million, or 56%, compared to the second quarter of 2013, and $39 million, or 46%, compared to the six months ended June 30, 2013. The decrease for both periods was largely related to the continued improvement in credit quality. Excluding operating losses, we do not expect significant changes in cyclical costs going forward.
Other noninterest expense increased $28 million, or 11%, compared to the six months ended June 30, 2013, due to discrete charges recognized in the current quarter and a $36 million charge in the first quarter of 2014 related to the impairment of certain affordable housing assets. The planned sale of these assets is unrelated to our core affordable housing and community development business.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three and six months ended June 30, 2014, the provision for income taxes was $173 million and $298 million, resulting in effective tax rate of 30.2% and 27.0%, respectively. For the three and six months ended June 30, 2013, the provision for income taxes was $156 million and $317 million, resulting in an effective tax rate of 29.3% and 30.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2014 was primarily due to a decrease in the UTBs due to the receipt of favorable guidance from the IRS in the first quarter of 2014.

Excluding the Form 8-K and other legacy mortgage-related items impacting the second quarter of 2014, the effective tax rate was 30.7% and 27.5% for the three and six months ended June 30, 2014, respectively. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of the effective tax rate excluding Form 8-K and other legacy mortgage-related items.
Additionally, the provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 10, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information related to the provision for income taxes.

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
Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both government-guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At June 30, 2014, 39% of our home equity products were in a first lien position and 61% were in a junior lien position. For home equity products in a junior lien position, we own or service 30% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to end their draw period and convert to an amortizing term loan during 2014, with 94% of home equity line balances scheduled to convert to amortization in 2015 or later and 64% in 2017 or later. Based on historical trends, within 12 months of the end of their draw period, approximately 74% of all accounts, and approximately 61% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit. We perform credit management activities on home equity accounts to limit our loss exposure. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At June 30, 2014 and December 31, 2013, our home equity junior lien loss severity was approximately 84% and 87%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 and the average outstanding loan size was approximately $48,000 at June 30, 2014 and December 31, 2013.
Consumer
The loan types comprising our consumer loan segment include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans and private student loans), indirect loans (consisting of loans secured by automobiles, boats, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 6
(Dollars in millions)	June 30, 2014	December 31, 2013	% Change [3]
Commercial loans:
C&I	$61,337	$57,974	6%
CRE	6,105	5,481	11
Commercial construction	1,096	855	28
Total commercial loans	68,538	64,310	7
Residential loans:
Residential mortgages - guaranteed	661	3,416	(81)
Residential mortgages - nonguaranteed [1]	24,173	24,412	(1)
Home equity products	14,519	14,809	(2)
Residential construction	508	553	(8)
Total residential loans	39,861	43,190	(8)
Consumer loans:
Guaranteed student loans	5,420	5,545	(2)
Other direct	3,675	2,829	30
Indirect	11,501	11,272	2
Credit cards	749	731	2
Total consumer loans	21,345	20,377	5
LHFI	$129,744	$127,877	1%
LHFS [2]	$4,046	$1,699	NM
1 Includes $292 million and $302 million of loans carried at fair value at June 30, 2014 and December 31, 2013, respectively.
2 Includes $1.4 billion of LHFS carried at fair value at both June 30, 2014 and December 31, 2013.
3 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

We believe that our loan portfolio is well diversified by product, client, and geography. However, our loan portfolio may be exposed to certain concentrations of credit risk which exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain industries, certain loan products, or certain regions of the country. See Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table shows the percentage breakdown of our LHFI portfolio by geographic region:

Loan Types by Geography						Table 7
	June 30, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$11,757	17%	$10,329	26%	$3,769	18%
Georgia	8,231	12	6,016	15	1,604	7
Virginia	7,060	10	5,755	14	1,623	8
Tennessee	4,485	7	2,302	6	765	4
North Carolina	3,712	5	3,675	9	1,448	7
Maryland	3,631	5	3,905	10	1,396	6
South Carolina	1,213	2	1,887	5	432	2
District of Columbia	1,291	2	703	2	96	—
Total banking region	41,380	60	34,572	87	11,133	52
California, Illinois, Pennsylvania, Texas, New Jersey, New York	13,268	20	3,146	8	5,513	26
All other states	13,890	20	2,143	5	4,699	22
Total outside banking region	27,158	40	5,289	13	10,212	48
Total	$68,538	100%	$39,861	100%	$21,345	100%

	December 31, 2013
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,003	19%	$10,770	25%	$3,683	18%
Georgia	8,175	13	6,210	14	1,539	8
Virginia	7,052	11	6,312	15	1,633	8
Tennessee	4,689	7	2,489	6	738	4
North Carolina	3,583	5	3,902	9	1,464	7
Maryland	3,431	5	4,097	9	1,402	7
South Carolina	1,122	2	2,023	5	412	2
District of Columbia	1,066	2	727	2	95	—
Total banking region	41,121	64	36,530	85	10,966	54
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,131	19	3,811	9	5,043	25
All other states	11,058	17	2,849	6	4,368	21
Total outside banking region	23,189	36	6,660	15	9,411	46
Total	$64,310	100%	$43,190	100%	$20,377	100%

Loans Held for Investment
LHFI were $129.7 billion at June 30, 2014, an increase of 1% from December 31, 2013. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial and consumer balances and in reducing our exposure to certain real estate secured loans. Additionally, we have been successful in growing commercial and consumer loans through our national banking delivery channels, which provides us additional geographic loan diversity. Average loans during the first six months of 2014 totaled $129.6 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances. Overall economic indicators in our markets are improving, and organic loan production in C&I and other consumer loans has been solid.

Commercial loans increased $4.2 billion, or 7%, during the first six months of 2014. Growth was primarily driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as growth in CRE loans. C&I loans increased $3.4 billion, or 6%, from December 31, 2013, primarily driven by broad-based growth across the portfolio. The most notable increases were in the asset securitization and energy portfolios within our Wholesale Banking segment. CRE loans increased $624 million, or 11%, from December 31, 2013, driven by the purchase of approximately $594 million in loans from a third-party during the first half of 2014.
Residential loans decreased $3.3 billion, or 8%, during the first six months of 2014, primarily driven by a $2.8 billion, or 81%, decrease in government-guaranteed residential mortgages and a $290 million, or 2%, decrease in home equity products. The decrease in government-guaranteed loans was primarily due to the transfer of $2.1 billion of guaranteed mortgage loans to LHFS in the current quarter in anticipation of sale on a servicing retained basis in the third quarter of 2014. We currently plan to reinvest the proceeds from this sale into high-quality liquid securities in anticipation of forthcoming LCR requirements. Also, during the second quarter of 2014 we sold $325 million of government guaranteed residential mortgages, which resulted in a $19 million pre-tax gain, and sold $149 million of accruing TDRs to further enhance our asset quality position.
Consumer loans increased $968 million, or 5%, during the first six months of 2014, primarily driven by an $846 million, or 30%, increase in other direct loans, which was largely related to high credit quality consumer loans through our LightStream online lending business, as well as other high credit quality home improvement loans. Indirect loans increased $229 million, or 2%, during the first six months of 2014 due to modest growth in indirect auto loan originations.

Loans Held for Sale
LHFS increased $2.3 billion from December 31, 2013 primarily due to the aforementioned transfer of guaranteed mortgage loans from LHFI.

Asset Quality
Our asset quality continued to trend favorably during the first six months of 2014, driven by overall improvements in the economy, improved residential housing markets, resolution of existing NPAs, and lower inflows of NPLs. This was driven by positive trends in our residential portfolios due to lower delinquencies and loss severities, and higher prices upon disposition of foreclosed assets.
During the first six months of 2014, NPLs decreased $72 million, or 7%, largely driven by residential mortgage NPLs. Since their peak in 2009, total NPLs have decreased $4.6 billion, or 84%. At June 30, 2014, the percentage of NPLs to total loans was 0.69%, down seven basis points compared to December 31, 2013. We expect further, but moderating, declines in NPLs during the second half of 2014, led by continuing improvements in residential mortgage portfolios.
For the second quarter of 2014 and 2013, net charge-offs were $113 million and $179 million, respectively, a decrease of $66 million, or 37%. Net charge-offs for the first six months of 2014 and 2013 were $223 million and $405 million, respectively, a decrease of $182 million, or 45%. The decline in net charge-offs was driven by both commercial and residential loan categories. During the second quarter and first six months of 2014, the annualized net charge-off ratio declined to 0.35%, the lowest level in over six years, compared to 0.59% and 0.67% during the same periods in 2013, respectively. The financial impact of the aforementioned sale of $149 million of accruing TDRs included $10 million in net charge-offs in the second quarter of 2014. We expect net charge-offs in the residential portfolio to move modestly lower in the near-term; however, we do not expect further declines in commercial and consumer net charge-offs, which we believe are at or below normal levels. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional policy information related to charge-offs.
Total early stage delinquencies decreased to 0.63% of total loans at June 30, 2014, a decline of 11 basis points compared to December 31, 2013. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.29% of total loans at June 30, 2014, compared to 0.36% at December 31, 2013. At June 30, 2014, all loan classes, except residential construction, showed improvement in early stage delinquencies compared to December 31, 2013. We expect that further moderating improvement in early stage delinquencies will be driven by residential loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses consists of both the ALLL and the reserve for unfunded commitments. A rollforward of our allowance for credit losses, along with our summarized credit loss experience is shown in the table below. See Note 1, "Significant Accounting Policies," to our 2013 Annual Report on Form 10-K, and Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q, as well as the "Allowance for Credit Losses" section within "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K for further information regarding our ALLL accounting policy, determination, and allocation.

Summary of Credit Losses Experience						Table 8
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change [5]
Allowance for Credit Losses
Balance - beginning of period	$2,086	$2,205	(5)%	$2,094	$2,219	(6)%
(Benefit)/provision for unfunded commitments	(3)	(6)	50	(7)	2	NM
Provision for loan losses:
Commercial loans	18	42	(57)	57	106	(46)
Residential loans	32	78	(59)	80	190	(58)
Consumer loans	26	32	(19)	45	60	(25)
Total provision for loan losses	76	152	(50)	182	356	(49)
Charge-offs:
Commercial loans	(38)	(64)	(41)	(71)	(124)	(43)
Residential loans	(90)	(143)	(37)	(175)	(321)	(45)
Consumer loans	(30)	(26)	15	(63)	(61)	3
Total charge-offs	(158)	(233)	(32)	(309)	(506)	(39)
Recoveries:
Commercial loans	12	20	(40)	26	35	(26)
Residential loans	23	24	(4)	40	46	(13)
Consumer loans	10	10	—	20	20	—
Total recoveries	45	54	(17)	86	101	(15)
Net charge-offs	(113)	(179)	(37)	(223)	(405)	(45)
Balance - end of period	$2,046	$2,172	(6)%	$2,046	$2,172	(6)%
Components:
ALLL				$2,003	$2,125	(6)%
Unfunded commitments reserve [1]				43	47	(9)
Allowance for credit losses				$2,046	$2,172	(6)%
Average loans	$130,734	$121,372	8%	$129,635	$121,128	7%
Period-end loans outstanding				129,744	122,031	6
Ratios:
ALLL to period-end loans [2,3]				1.55%	1.75%	(11)%
ALLL to NPLs [4]				225	188	20
ALLL to net charge-offs (annualized)				4.41x	2.97x	48
Net charge-offs to average loans (annualized)	0.35%	0.59%	(41)%	0.35%	0.67%	(48)%
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $292 million and $339 million of LHFI carried at fair value at June 30, 2014 and 2013, respectively, were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $6.1 billion and $9.1 billion, respectively, from period-end loans in the calculation results in ratios of 1.62% and 1.89%, respectively.
4 $7 million and $8 million of NPLs carried at fair value at June 30, 2014 and 2013, respectively, were excluded from NPLs in the calculation.
5 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses, as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the second quarter of 2014, the provision for loan losses decreased $76 million, or 50%, compared to the second quarter of 2013. For the first six months of 2014, the provision for loan losses decreased $174 million, or 49%, compared to the same period in 2013. The decline in the provision for loan losses was largely attributable to improvements in credit quality trends, particularly in our residential and CRE portfolios, and lower net charge-offs during the first half of 2014 compared to 2013, partially offset by the effects of loan growth in the commercial and consumer loan portfolios as well as a valuation adjustment in the first quarter of 2014 related to aircraft that were leased under arrangements that qualified as capital leases. Capital leases are categorized as loans on the Consolidated Balance Sheets and, accordingly, an adjustment to the ALLL was recognized. Positive loan growth may offset the benefits of future asset quality improvements and result in smaller declines or potential increases in the ALLL when compared to prior periods; however, the ultimate level of reserves will be determined based on our rigorous quarterly review processes.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan Losses by Loan Segment		Table 9
(Dollars in millions)	June 30, 2014	December 31, 2013
ALLL
Commercial loans	$958	$946
Residential loans	875	930
Consumer loans	170	168
Total	$2,003	$2,044
Segment ALLL as a % of total ALLL
Commercial loans	48%	46%
Residential loans	44	46
Consumer loans	8	8
Total	100%	100%
Loan segment as a % of total loans
Commercial loans	53%	50%
Residential loans	31	34
Consumer loans	16	16
Total	100%	100%

The ALLL decreased $41 million, or 2%, during the first six months of 2014, primarily driven by the improvements in credit conditions of the residential loan portfolio, and the sale of $149 million of accruing residential mortgage TDRs, which resulted in a $16 million decline in the allowance. The decrease was partially offset by the effects of loan growth in the commercial loan portfolio as well as the aforementioned leased asset reserves. At June 30, 2014, the ALLL to period-end loans ratio of 1.55% decreased five basis points compared to 1.60% at December 31, 2013. When excluding government-guaranteed loans, the ALLL to period-end loans ratio decreased 10 basis points from December 31, 2013 to 1.62% at June 30, 2014. The decline was due to modest asset quality improvements in 2014 and the aforementioned sale of restructured loans. The ratio of the ALLL to total NPLs was 225% at June 30, 2014, compared to 212% at December 31, 2013. The increase in this ratio was primarily attributable to the $72 million decrease in NPLs. The appropriate ALLL level will continue to be determined by our detailed quarterly review process, which considers multiple credit quality indicators. See "Critical Accounting Policies," in our 2013 Annual Report on Form 10-K for additional information related to ALLL. Despite the steady improvement in certain credit quality metrics, the ALLL level is also impacted by leading indicators of credit risk associated with the portfolio. Factors that management considers when estimating the ALLL include: continued economic uncertainty and the strength of the economic recovery; sustainability in the housing recovery; and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 10
(Dollars in millions)	June 30, 2014	December 31, 2013	% Change [3]
Nonaccrual/NPLs
Commercial loans:
C&I	$199	$196	2%
CRE	38	39	(3)
Commercial construction	10	12	(17)
Total commercial NPLs	247	247	—
Residential loans:
Residential mortgages - nonguaranteed	405	441	(8)
Home equity products	191	210	(9)
Residential construction	46	61	(25)
Total residential NPLs	642	712	(10)
Consumer loans:
Other direct	4	5	(20)
Indirect	6	7	(14)
Total consumer NPLs	10	12	(17)
Total nonaccrual/NPLs	899	971	(7)
OREO [1]	136	170	(20)
Other repossessed assets	6	7	(14)
Nonperforming LHFS	—	17	(100)
Total NPAs	$1,041	$1,165	(11)%
Accruing loans past due 90 days or more	$1,045	$1,228	(15)%
Accruing LHFS past due 90 days or more	1	—	NM
TDRs
Accruing restructured loans	$2,617	$2,749	(5)%
Nonaccruing restructured loans [2]	365	391	(7)
Ratios
NPLs to total loans	0.69%	0.76%	(9)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.80	0.91	(12)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $79 million and $88 million at June 30, 2014 and December 31, 2013, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $124 million, or 11%, during the first six months of 2014. The decrease was primarily attributable to a $72 million, or 7%, decrease in NPLs, and a $34 million, or 20% decline in OREO. All nonaccrual loan classes declined except C&I, which increased slightly compared to December 31, 2013. Improved net charge-offs, foreclosures, and loan performance contributed to the decrease in NPLs. At June 30, 2014, our ratio of NPLs to total loans was 0.69%, down from 0.76% at December 31, 2013 as a result of the decline in NPLs and the increase in total loans. We expect further, but moderating, declines in NPLs during the remainder of 2014, led by continuing improvements in residential loans.

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
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At June 30, 2014 and December 31, 2013, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Total nonperforming commercial loans were unchanged from December 31, 2013. The slight increase in C&I NPLs of $3 million, or 2% was offset by a decrease in CRE and commercial construction loans.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $70 million, or 10%, during the first six months of 2014. The reduction in nonguaranteed residential mortgage NPLs and residential construction NPLs accounted for $36 million and $15 million, respectively, of this decrease, and was primarily the result of net charge-offs and foreclosures, as well as pay-offs and improved loan performance.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $6 million and $9 million of interest income related to nonaccrual loans during the second quarter of 2014 and 2013, respectively, and $11 million and $20 million during the first six months of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $12 million and $20 million during the second quarter of 2014 and 2013, respectively, and $25 million and $43 million during the first six months of 2014 and 2013, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $34 million, or 20%, during the first six months of 2014 as a result of net decreases of $15 million in residential homes, $11 million in commercial properties, and $8 million in residential construction related properties. Sales of OREO resulted in proceeds of $122 million and $205 million during the first six months of 2014 and 2013, respectively, contributing to net gains on sales of OREO of $23 million and $41 million, respectively, inclusive of valuation reserves.
We would not expect net gains from the sale of OREO experienced during 2013 to continue at the same level during the remainder of 2014. Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for additional information.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial properties comprised 75% and 16%, respectively, of OREO at June 30, 2014; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At June 30, 2014 and December 31, 2013, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.0 billion and $1.2 billion, respectively, 97% and 96% of which were government guaranteed at June 30, 2014 and December 31, 2013, respectively. Accruing LHFI past due ninety days or more decreased by $183 million, or 15%, during the first six months of 2014, primarily driven by residential mortgages and student loans that are guaranteed by a federal agency.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At June 30, 2014 and December 31, 2013, specific reserves included in the ALLL for residential TDRs were $349 million and $345 million, respectively. See Note 5, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

STM cooperated with the United States Attorney's Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program (collectively, the “Western District”) in their investigation of STM's administration of HAMP. On July 3, 2014, the parties reached an agreement to settle the claims at issue in the investigation. STM's commitment under the agreement includes an expected $179 million in consumer remediation (up to a maximum of $274 million), $20 million to fund housing counseling for homeowners, $10 million paid toward restitution to Fannie Mae and Freddie Mac, and a cash payment of $16 million to the U.S. Treasury. The financial statements at June 30, 2014 included a $204 million pre-tax charge related to the estimated cost of the anticipated requirements of fulfilling these commitments.

Separately, we have committed to provide $500 million in consumer relief pursuant to the National Mortgage Servicing Settlement agreement with certain parties. An expansion in the number and type of restructuring methods for consumer clients, including principal forgiveness, is being implemented as a result of these consumer relief commitments. Additionally, certain modification methods under consideration could be deemed to be economic concessions and result in additional modified loans being reported as TDRs. Our financial statements at June 30, 2014 reflect our estimated cost of the anticipated requirements of fulfilling our commitments. We do not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on our future financial results. However, we face the risk of being unable to meet certain consumer relief commitments, resulting in increased costs to resolve this matter.

See additional discussion related to HAMP and the Mortgage Servicing Settlement in Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.

The following tables display our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $54 million at June 30, 2014 and December 31, 2013.

Selected Residential TDR Data						Table 11
	June 30, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$761	$74	$835	$19	$58	$77
Term extension	15	4	19	—	4	4
Rate reduction and term extension	1,277	113	1,390	37	109	146
Other [2]	181	11	192	17	43	60
Total	$2,234	$202	$2,436	$73	$214	$287

	December 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$692	$90	$782	$27	$50	$77
Term extension	17	4	21	1	6	7
Rate reduction and term extension	1,439	135	1,574	27	127	154
Other [2]	180	13	193	16	54	70
Total	$2,328	$242	$2,570	$71	$237	$308
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At June 30, 2014, our total TDR portfolio was $3.0 billion and was composed of $2.7 billion, or 91%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $138 million, or 5%, of commercial loans (predominantly income-producing properties), and $121 million, or 4%, of consumer loans.
Total TDRs decreased $158 million from December 31, 2013, primarily driven by the sale of $149 million of residential mortgage TDRs in the second quarter of 2014. Accruing TDRs decreased $132 million, or 5%, and nonaccruing TDRs decreased $26 million, or 7%.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $31 million and $30 million during the second quarter of 2014 and 2013, respectively, and $63 million and $56 million for the first six months of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $39 million and $40 million during the second quarter of 2014 and 2013, respectively, and $81 million and $76 million for the first six months of 2014 and 2013, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. For a complete discussion of our financial instruments carried at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivatives		Table 12

(Dollars in millions)	June 30, 2014	December 31, 2013
Trading Assets and Derivatives:
U.S. Treasury securities	$170	$219
Federal agency securities	405	426
U.S. states and political subdivisions	32	65
MBS - agency	481	323
CDO/CLO securities	5	57
ABS	—	6
Corporate and other debt securities	727	534
CP	141	29
Equity securities	58	109
Derivatives [1]	1,333	1,384
Trading loans [2]	1,789	1,888
Total trading assets and derivatives	$5,141	$5,040
Trading Liabilities and Derivatives:
U.S. Treasury securities	$516	$472
Corporate and other debt securities	310	179
Equity securities	—	5
Derivatives [1]	364	525
Total trading liabilities and derivatives	$1,190	$1,181
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Trading Assets and Liabilities and Derivatives
Trading assets and derivatives increased $101 million, or 2%, compared to December 31, 2013, as a result of normal changes in the trading portfolio product mix, primarily due to increases in corporate and other debt securities, agency MBS, and CP. The increase was partially offset by decreases primarily related to trading loans and CDO/CLO securities due to the sale of investments during 2014. Trading liabilities and derivatives increased $9 million, or 1%, compared to December 31, 2013 as increases in corporate and other debt securities and U.S. Treasury securities were partially offset by a decrease in net derivatives as a result of normal business activity. See Note 12, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 13
	June 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,581	$10	$17	$1,574
Federal agency securities	1,005	17	32	990
U.S. states and political subdivisions	243	8	—	251
MBS - agency	19,692	555	182	20,065
MBS - private	136	4	—	140
ABS	20	2	—	22
Corporate and other debt securities	38	3	—	41
Other equity securities[1]	931	1	—	932
Total securities AFS	$23,646	$600	$231	$24,015
1 At June 30, 2014, other equity securities included the following: $376 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $153 million in mutual fund investments, and $1 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio during the first six months of 2014 reflect our efforts to maintain a high quality liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio increased $1.0 billion during the first six months of 2014, primarily due to increased holdings of agency MBS and U.S. Treasury securities. Additionally, our holdings of ABS and private MBS declined due to maturities and payouts. The fair value of the portfolio increased $1.5 billion due to portfolio growth and a $449 million increase in market value due to a decline in market interest rates.
During the six months ended June 30, 2014, we recorded $2 million in net realized losses related to the sale of securities AFS, compared to net realized gains of $2 million during the six months ended June 30, 2013, including $1 million in OTTI recognized in earnings for both periods. For additional information on composition and valuation assumptions related to securities AFS, see Note 4, "Securities Available for Sale," and the “Trading Assets and Derivatives and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the second quarter of 2014, the average yield, on a FTE basis, for the securities AFS portfolio was 2.61%, compared to 2.49% for the second quarter of 2013. For the six months ended June 30, 2014, the average yield on a FTE basis for the securities AFS portfolio was 2.66%, compared with 2.53% for the six months ended June 30, 2013. The reduction of MBS premium amortization associated with lower cash flow due to higher mortgage interest rates drove the increase in yield on securities AFS.
Our total investment securities portfolio had an effective duration of 4.1 years at June 30, 2014 compared to 4.7 years at December 31, 2013. The decrease in the effective duration is the result of faster prepayment assumptions associated with lower mortgage rates compared to year-end. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.1 years suggests an expected price change of 4.1% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at June 30, 2014, and consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends, our overall liquidity, and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time. Additionally, we transferred $2.1 billion of government guaranteed residential mortgages, which yield approximately 3.25%, to LHFS in the second quarter, in anticipation of sale on a servicing retained basis in the third quarter of 2014. We currently plan on reinvesting the proceeds of this anticipated third quarter sale into high-quality liquid securities that yield approximately 3.20%, and are expected to qualify as high-quality liquid assets under the forthcoming LCR requirements.
Federal Home Loan Bank and Federal Reserve Bank Stock
We hold capital stock in the FHLB of Atlanta and in the Federal Reserve Bank. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. At June 30, 2014, we held a total of $376 million of capital stock in the FHLB, an increase of $40 million compared to December 31, 2013. During the three and six months ended June 30, 2014, we recognized dividends related to FHLB capital stock of $3 million and $6 million, respectively, compared to $1 million and $3 million during the three and six months ended June 30, 2013, respectively. In order to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At June 30, 2014, we held $402 million of Federal Reserve Bank stock, unchanged from December 31, 2013. During the three and six months ended June 30, 2014 and 2013, we recognized dividends related to Federal Reserve Bank stock of $6 million and $12 million, respectively.

BORROWINGS

Short-Term Borrowings								Table 14
	June 30, 2014		Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,053	0.09%	$825	0.09%	$1,078	$907	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,192	0.14	2,148	0.12	2,192	2,175	0.11	2,228
Other short-term borrowings	5,870	0.24	5,796	0.23	6,395	5,692	0.24	6,395

	June 30, 2013		Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$420	0.07%	$657	0.10%	$1,000	$686	0.10%	$1,000
Securities sold under agreements to repurchase [1]	1,869	0.18	1,879	0.13	1,869	1,793	0.16	1,869
Other short-term borrowings	5,825	0.25	5,422	0.24	5,825	4,576	0.26	5,825
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.

Short-Term Borrowings
Our total period-end short-term borrowings increased $1.0 billion, or 12%, from June 30, 2013, due to a $633 million increase in funds purchased and a $323 million increase in securities sold under agreements to repurchase.
During the three months ended June 30, 2014, our total daily average short-term borrowings increased $811 million, or 10%, compared to the three months ended June 30, 2013. The increase was primarily driven by increases in daily average balances for other short-term borrowings of $374 million and securities sold under agreements to repurchase of $269 million due to ordinary balance sheet management practices. The increase in daily average balances of other short-term borrowings was largely due to a $265 million increase in daily average balances for FHLB advances. During the six months ended June 30, 2014, our total daily average short-term borrowings increased $1.7 billion, or 24%, compared to the six months ended June 30, 2013. The increase was predominantly driven by the same factors as discussed above for the second quarter.
Our daily average balances for all short-term borrowings during the three and six months ended June 30, 2014 were lower than our period-end balances due to fluctuations resulting from normal balance sheet management practices. For the three and six months ended June 30, 2014, our maximum monthly outstanding balances for other short-term borrowings was higher than our period-end balance as a result of increased short term FHLB borrowing during the second quarter of 2014. For the six months ended June 30, 2014, our maximum monthly outstanding balance for funds purchased was higher than our period-end balance as a result of increased activity in funds purchased during the second quarter of 2014.

Long-Term Debt
During the six months ended June 30, 2014, our long-term debt increased $2.5 billion, or 23%. The increase was due to the addition of a $1.0 billion long-term FHLB advance during the second quarter of 2014 and our senior note issuances totaling $1.5 billion during the first half of 2014. Specifically, during the first quarter we issued $250 million of 3-year floating rate senior notes and $600 million of 3-year fixed rate senior notes under our Global Bank Note program. Additionally, during the second quarter of 2014, we issued $650 million of 5-year fixed rate senior notes that pay a fixed annual coupon rate of 2.50%. We may call these notes beginning on April 1, 2019, and they will mature on May 1, 2019. These issuances allowed us to add to our funding sources at relatively low long-term borrowing rates.

Average long-term debt for the six months ended June 30, 2014 increased $2.2 billion, or 23%, compared to the average for the six months ended June 30, 2013. The increase was predominantly driven by the same factors as discussed above related to senior note issuances and FHLB advance addition. There have been no other material changes in our long-term debt, as described in our 2013 Annual Report on Form 10-K, since December 31, 2013.

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

Regulatory Capital Ratios		Table 15
(Dollars in millions)	June 30, 2014	December 31, 2013
Tier 1 capital	$16,614	$16,073
Total capital	19,537	19,052
RWA	155,875	148,746
Average total assets for leverage ratio	173,815	167,848
Tier 1 common equity:
Tier 1 capital	$16,614	$16,073
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Allowable minority interest	107	119
Tier 1 common equity	$15,155	$14,602
Risk-based ratios:
Tier 1 common equity [1]	9.72%	9.82%
Tier 1 capital	10.66	10.81
Total capital	12.53	12.81
Tier 1 leverage ratio	9.56	9.58
Total shareholders’ equity to assets	12.12	12.22
1 At June 30, 2014 our Basel III CET 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.7%. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

At June 30, 2014, our capital ratios were well above current regulatory requirements. Tier 1 capital ratios decreased slightly during 2014 driven by an increase in our RWA from December 31, 2013, primarily the result of loan growth and an increase in off-balance sheet unused lending commitments, partially offset by an increase in retained earnings.
During the six months ended June 30, 2014, we declared and paid common dividends totaling $160 million, or $0.30 per common share, compared with $81 million, or $0.15 per common share during the six months ended June 30, 2013. Additionally, we declared and paid $19 million and $18 million of preferred dividends during the six months ended June 30, 2014 and 2013, respectively.
Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. At June 30, 2014 and December 31, 2013, retained earnings of the Bank available for payment of cash dividends to the Parent Company under these regulations totaled approximately $2.3 billion and $2.6 billion, respectively.

During the first quarter of 2014, we announced capital plans upon completion of the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Our capital plans include repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. Specifically, the Board has approved the repurchase of up to $450 million of our outstanding common stock between the second quarter of 2014 and the first quarter of 2015, as well as an increase of the quarterly common stock dividend to $0.20 per common share, which reflects an increase from $0.10 per common share. During the second quarter, we declared and paid a $0.20 common stock dividend and began repurchasing common shares outstanding under the 2014 capital plan. During the first quarter of 2014, we repurchased $50 million of our outstanding common stock, which completed our authorized share repurchases in conjunction with the 2013 capital plan. During the second quarter we repurchased $83 million of our outstanding common stock in conjunction with the 2014 capital plan.

During the second quarter, the Federal Reserve issued new industry guidance that limits a bank holding company’s ability to make capital distributions to the extent that its actual capital issuances, including employee share-based compensation, are less than the amount indicated in its submitted capital plan. Given this new guidance and our forecast for employee-related share-based compensation, our planned share repurchases through the first quarter of 2015 will be approximately $50 million lower than the $450 million maximum in our 2014 capital plan. The drivers of the lower than planned capital issuance include a valuation adjustment to our noncontrolling interest in RidgeWorth and changes in employee option exercises relative to forecast. The net share dilution impact from this change is immaterial.

Basel III
The Dodd-Frank Act will impact the composition of our capital elements in at least two ways over the next several years. First, the Dodd-Frank Act authorizes the Federal Reserve to enact “prudential” capital requirements which require greater capital levels than presently required and which vary among financial institutions based on size, risk, complexity, and other factors. As expected, the Federal Reserve used this authority by publishing final rules on October 11, 2013. The rules require banking organizations such as us to meet revised minimum regulatory capital ratios beginning on January 1, 2015, and begin the transition period for the revised definitions of regulatory capital and the revised regulatory capital adjustments and deductions, as well as comply with the standardized approach for determining RWAs. Second, a portion of the Dodd-Frank Act, sometimes referred to as the Collins Amendment, directs the Federal Reserve to adopt new capital requirements for certain bank holding companies, including us, which are at least as stringent as those applicable to insured depository institutions. Furthermore, beginning January 1, 2016, these rules introduce a capital conservation buffer, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums.
Under the final rules, the minimum capital requirements will be a CET 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and U.S. Leverage ratio of 4%. The rules include a capital conservation buffer of 2.5% of RWA that is effectively layered on top of the minimum capital risk-based ratios. At June 30, 2014, we believe each of our regulatory capital ratios exceeds their respective minimum capital ratio requirements under the final rules, as well as the 2.5% capital conservation buffer, when measured on a fully-phased-in basis.

Furthermore, the final Basel III capital rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, over a two year period beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will only qualify for Tier 2 capital treatment. Accordingly, we anticipate that, by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital. We do not expect any impact to our total capital ratio as a result of this reclassification.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our 2013 Annual Report on Form 10-K.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in our Enterprise Risk Management practices as described in our 2013 Annual Report on Form 10-K.
Credit Risk Management
There have been no significant changes in our Credit Risk Management practices as described in our 2013 Annual Report on Form 10-K.
Operational Risk Management
There have been no significant changes in our Operational Risk Management practices as described in our 2013 Annual Report on Form 10-K.

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet, which includes all loans. Variable rate loans, prior to any hedging related actions, are approximately 58% of total loans and after giving consideration to hedging related actions, are approximately 44% of total loans. We are also exposed to market risk in our trading instruments carried at fair value. ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.

Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first six months of 2014.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is modestly asset sensitive at June 30, 2014.
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

Net Interest Income Asset Sensitivity		Table 16

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	June 30, 2014	December 31, 2013
Rate Change
+200	6.2%	1.8%
+100	3.2%	1.0%
-25	(0.6)%	(0.8)%
1 Estimated % change of net interest income is reflected on a non-FTE basis.

The increase in net interest income asset sensitivity compared to December 31, 2013 is due to changes in balance sheet composition, particularly swap maturities and increased client deposits, which are expected to be accretive to net interest income in a rising rate environment. See additional discussion related to net interest income in the "Net Interest Income/Margin" section of this MD&A.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At June 30, 2014, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 17

	Estimated % Change in MVE
(Basis points)	June 30, 2014	December 31, 2013
Rate Change
+200	(5.1)%	(8.0)%
+100	(2.1)%	(3.8)%
-25	0.2%	0.8%

The decrease in MVE sensitivity from December 31, 2013 is primarily due to an aging of interest rate swaps, fixed rate debt issuances, faster mortgage prepayments, and the annual assumption review of indeterminate maturity deposits. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The following table presents VAR and Stressed VAR for the three and six months ended June 30, as well as VAR by Risk Factor at June 30, 2014 and December 31, 2013:

Value at Risk Profile				Table 18

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
VAR (1-day holding period)
Ending	$2	$5	$2	$5
High	3	8	3	8
Low	2	3	2	3
Average	2	4	2	5

Stressed VAR (10-day holding period)
Ending	$37	$31	$37	$31
High	75	92	75	92
Low	22	25	18	12
Average	36	35	29	29

(Dollars in millions)			June 30, 2014	December 31, 2013
VAR by Risk Factor (1-day holding period)
Commodity price risk			$—	$—
Equity price risk			1	2
Foreign exchange risk			—	—
Interest rate risk			1	2
Credit spread risk			2	2
VAR (1-day diversified) total			2	3

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit Trading, Fixed Income Securities, Interest Rate Derivatives, and Equity Derivatives. While there were no material changes in composition of the trading portfolio during the first six months of 2014, risk reducing activities, primarily in our equity derivatives and fixed income business during the latter half of 2013 continued into the first quarter of 2014 and resulted in lower VAR at June 30, 2014 compared to June 30, 2013. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the first six months of 2014.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended June 30, 2014, there were no instances where trading losses exceeded firmwide VAR.

We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 12, "Derivative Financial Instruments" and Note 14, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q, as well as the "Critical Accounting Policies" section in our 2013 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

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

Liquidity Risk Management

Liquidity risk is the risk of being unable, at a reasonable cost, to meet financial obligations as they come due. We manage liquidity risk utilizing three lines of defense as described below. These lines of defense are designed to mitigate our three primary liquidity risks: structural (“mismatch”) liquidity risk, market liquidity risk, and contingent liquidity risk. Structural liquidity risk arises from our maturity transformation activities and balance sheet structure, which may create mismatches in the timing of cash inflows and outflows. Market liquidity risk, which we also describe as refinancing or refunding risk, constitutes the risk that we could lose access to the financial markets or the cost of such access may rise to undesirable levels. Contingent liquidity risk arises from rare and severely adverse liquidity events; these events may be idiosyncratic or systemic.

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

Governance. We maintain a comprehensive liquidity risk governance structure in keeping with regulatory guidance and industry best practices. Our Board, through the BRC, oversees liquidity risk management and establishes our liquidity risk appetite via a set of cascading risk limits. The BRC reviews and approves risk policies to establish these limits and regularly reviews reports prepared by senior management to monitor compliance with these policies. The Board charges the CEO with determining corporate strategies in accordance with its risk appetite and the CEO is a member of our ALCO, which is the executive level committee with oversight of liquidity risk management. The ALCO regularly monitors our liquidity and compliance with liquidity risk limits, and also reviews and approves liquidity management strategies and tactics.

Management and Reporting Framework. We found our governance structure on and mitigate liquidity risk using three lines of defense. Corporate Treasury constitutes the first line of defense, managing consolidated liquidity risks we incur in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans and liquidity stress tests. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments in and maintains a regular dialogue with other legal entities within SunTrust.

Our MRM group constitutes our second line of defense in liquidity risk management. MRM conducts independent oversight and governance of liquidity risk management activities. For example, MRM works with Corporate Treasury to ensure our liquidity risk management practices conform to applicable laws and regulations and evaluates key assumptions incorporated in our contingency funding scenarios.

Our internal audit function provides a third line of defense in liquidity risk management. The role of internal audit is to provide assurance through an independent assessment of the adequacy of internal controls in the first two lines of defense. These controls consist of procedural documentation, approval processes, reconciliations, and other mechanisms employed by the first two lines of defense in ensuring that liquidity risk is consistent with applicable policies, procedures, laws and regulations.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At June 30, 2014, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as severe economic recessions, financial market disruptions, and credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. At June 30, 2014, both S&P and Fitch maintained a "Positive" outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position. Moody’s maintained a “Stable” outlook on our credit ratings at June 30, 2014. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook			Table 19
June 30, 2014
	Moody’s	S&P	Fitch
SunTrust Banks, Inc.
Short-term	P-2	A-2	F2
Senior long-term	Baa1	BBB	BBB+
SunTrust Bank
Short-term	P-2	A-2	F2
Senior long-term	A3	BBB+	BBB+
Outlook	Stable	Positive	Positive

Although the Bank’s investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining the super-majority (approximately 93%) of its securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as Level 1 or Level 2 high-quality liquid assets under the proposed rule to implement the LCR for U.S. banks. At June 30, 2014, the Bank’s AFS investment portfolio contained $11.7 billion of unencumbered securities at book value.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $131.8 billion at June 30, 2014, from $127.7 billion at December 31, 2013.

We also maintain access to diversified resources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $19.8 billion at June 30, 2014 from $17.3 billion at December 31, 2013. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $4.3 billion at June 30, 2014 from $4.9 billion at December 31, 2013.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $2.9 billion of issuance capacity remained available at June 30, 2014.

The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. During the second quarter of 2014, the Parent Company issued $650 million of 5-year senior notes. The notes pay a fixed annual coupon rate of 2.50% and will mature on May 1, 2019. We may call the notes beginning on April 1, 2019. At June 30, 2014, the Bank retained $35.4 billion of remaining capacity to issue notes under the Global Bank Note program.

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

The following table presents period end and average balances from these four sources for the first six months of 2014 and 2013. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 20
	June 30, 2014		June 30, 2013
(Dollars in billions)	As of	Average for the Six Months Ended ¹	As of	Average for the Six Months Ended ¹
Excess reserves	$2.8	$3.4	$—	$1.6
Free and liquid investment portfolio securities [2]	11.7	11.6	12.5	12.1
FHLB borrowing capacity	14.5	14.2	12.8	13.6
Discount Window borrowing capacity	20.1	20.2	19.4	18.9
Total	$49.1	$49.4	$44.7	$46.2
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.
2 Includes $376 million and $334 million of FHLB of Atlanta stock, respectively, and $402 million of Federal Reserve Bank stock at June 30, 2014 and 2013.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At June 30, 2014, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. No Parent Company debt matured during 2013 and no material Parent Company debt is scheduled to mature in 2014 or 2015. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes.

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

In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to Sections 165 and 166 of the Dodd-Frank Act. In February 2014, the Federal Reserve approved final rules to implement these “enhanced prudential standards” under Regulation YY. These regulations include largely qualitative liquidity risk management practices, including internal liquidity stress testing. We believe that our liquidity risk management and stress testing practices will meet or exceed these new standards prior to the effective date of January 1, 2015.

As presented below, we had an aggregate potential obligation of $69.8 billion to our clients in unused lines of credit at June 30, 2014. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.3 billion in letters of credit at June 30, 2014, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.3 billion of these letters supported variable rate demand obligations at June 30, 2014. Unused commercial lines of credit have increased since December 31, 2013, as we continued to provide credit availability to our clients.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	June 30, 2014	December 31, 2013
Unused lines of credit:
Commercial	$47,001	$43,444
Mortgage commitments [1]	3,401	2,722
Home equity lines	10,926	11,157
CRE	2,713	2,078
Credit card	5,718	4,708
Total unused lines of credit	$69,759	$64,109
Letters of credit:
Financial standby	$3,179	$3,256
Performance standby	61	57
Commercial	26	28
Total letters of credit	$3,266	$3,341
1 Includes IRLC contracts with notional balances of $2.5 billion and $1.8 billion at June 30, 2014 and December 31, 2013, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2013 Annual Report on Form 10-K.
MSRs, which are carried at fair value, totaled $1.3 billion at June 30, 2014 and December 31, 2013, are managed within established risk limits, and are monitored as part of various governance processes. We originated MSRs with fair values at the time of origination of $36 million and $68 million for the three and six months ended June 30, 2014, respectively, and $93 million and $203 million for the three and six months ended June 30, 2013, respectively. Additionally, we purchased servicing rights valued at approximately $76 million during the second quarter of 2014. We recognized mark-to-market decreases of $104 million and $185 million in the fair value of our MSRs for the three and six months ended June 30, 2014, respectively, and increases of $82 million and $98 million in the fair value of our MSRs for the three and six months ended June 30, 2013, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $36 million and $63 million of net losses during the three and six months ended June 30, 2014, respectively, and $76 million and $115 million of net losses during the three and six months ended June 30, 2013, respectively, inclusive of decay and related hedges. The decrease in net losses related to MSRs during the first six months of 2014 compared to 2013 was the result of lower decay, partially offset by a decline in hedge performance. Lower decay was driven by a decline in refinance activity due to higher mortgage interest rates while the decline in hedge performance was attributable to lower carry income.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 13, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At June 30, 2014, purchase obligations were $494 million, an increase of 27% from December 31, 2013, due to an increase in commitments to two existing suppliers, as well a new agreement that took effect during the second quarter of 2014. Additionally, at June 30, 2014, brokered time deposits were $1.5 billion, a decrease of $540 million, or 27%, from December 31, 2013. The decrease was due to the maturity of index-linked CDs during the second quarter. Except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2013 Annual Report on Form 10−K.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$162	$152	$315	$285
Wholesale Banking	245	228	423	409
Mortgage Banking	(84)	(69)	(70)	(73)

Corporate Other	119	96	201	164
Reconciling Items [1]	(43)	(30)	(65)	(56)
Total Corporate Other	76	66	136	108
Consolidated net income	$399	$377	$804	$729
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$41,524	$40,238	$85,459	$84,228
Wholesale Banking	61,359	53,522	42,865	38,654
Mortgage Banking	27,803	27,574	2,220	3,742
Corporate Other	48	38	(72)	(45)

	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$41,395	$40,286	$84,990	$84,625
Wholesale Banking	60,152	53,010	42,498	38,876
Mortgage Banking	28,043	27,784	2,054	3,630
Corporate Other	45	48	(102)	(17)
See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other.

BUSINESS SEGMENT RESULTS

Six Months Ended June 30, 2014 vs. 2013

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $315 million for the six months ended June 30, 2014, an increase of $30 million, or 11%, compared to the same period in 2013. The increase in net income was primarily driven by continued improvement in credit quality resulting in a lower provision for credit losses and a modest increase in noninterest income, which in aggregate more than offset a 4% increase in expenses.

Net interest income was $1.3 billion, a decrease of $1 million compared to the same period in 2013. Increased average loan and deposit balances largely offset lower rates. The $1.1 billion, or 3%, increase in average loans was driven by growth in consumer loans, which more than offset home equity line paydowns, decreased CRE loans, as well as lower nonaccrual loans driven by a continued improving credit environment. The $365 million increase in average deposits was driven by increases across all account categories except time deposits, which decreased $1.8 billion driven by maturing higher rate CDs.

Provision for credit losses was $95 million, a decrease of $82 million, or 46%, compared to the same period in 2013. The decrease was driven by declines in net charge-offs of $46 million in home equity lines, $20 million in commercial loans, $9 million in consumer direct installment loans, and $8 million in consumer mortgage loans.

Total noninterest income was $743 million, an increase of $16 million, or 2%, compared to the same period in 2013, driven by an increase in wealth management related revenue, partially offset by a decrease in service charges on deposits.

Total noninterest expense was $1.4 billion, an increase of $49 million, or 4%, compared to the same period in 2013. This increase was driven by staff expenses related to investment in revenue generating positions, primarily in wealth management related businesses to help fulfill more of our clients’ wealth and investment management needs.

Wholesale Banking
Wholesale Banking reported net income of $423 million for the six months ended June 30, 2014, an increase of $14 million, or 3%, compared to the same period in 2013. The increase in net income was attributable to an increase in net interest income and noninterest income, and a decrease in provision for credit losses, partially offset by an increase in noninterest expense.

Net interest income was $878 million, a $43 million, or 5%, increase compared to the same period in 2013, driven by increases in average loan and deposit balances. Net interest income related to loans increased, as average loan balances grew $7.1 billion, or 13%, led by tax-exempt, C&I, and CRE loans. Net interest income related to client deposits increased as average deposit balances grew $3.6 billion, or 9%, compared to the same period in 2013. Lower cost demand deposits increased $1.7 billion, or 9%, and average combined interest-bearing transaction accounts and money market accounts increased $2.0 billion, or 11%, while average CD balances declined approximately $100 million.

Provision for credit losses was $30 million, a decrease of $38 million, or 56%, from the same period in 2013. The decline reflects the continued improvement in overall Wholesale Banking credit quality.

Total noninterest income was $586 million, an increase of $39 million, or 7%, from the same period in 2013, as higher investment banking revenue and trading income more than offset a decline in affordable housing partnership revenue associated with the sale of certain affordable housing properties.

Total noninterest expense was $802 million, an increase of $99 million, or 14% compared to the same period in 2013. The increase was primarily due to the strategic decision to sell investments in Affordable Housing partnerships in the first quarter of 2014 resulting in a $36 million impairment charge along with an increase in employee compensation driven in part by a reduction to incentive compensation accruals in the first quarter of 2013. Additionally, staff expenses increased as we continued to make investments to better meet the array of our clients’ needs and augment our capabilities.

Mortgage Banking
Mortgage Banking reported a net loss of $70 million for the six months ended June 30, 2014, compared to a net loss of $73 million for the same period in 2013. Excluding the second quarter Form 8-K and other legacy mortgage-related items of $179 million (pre-tax), net income would have been $45 million for the six months ended June 30, 2014. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," and the "Executive Overview" in this MD&A where Form 8-K and other legacy mortgage-related items are described.

Net interest income was $274 million, an increase of $6 million, or 2%, predominantly due to higher net interest income on loans, partially offset by lower net interest income on LHFS and deposits. Net interest income on loans increased $35 million mainly due to increased loan spreads. Net interest income on LHFS decreased $18 million compared to the same period in 2013, due to a $1.8 billion, or 60%, decrease in average balances driven by lower production, which was partially offset by higher spreads. Net interest income on average deposits declined $10 million as higher spreads were offset by a $1.6 billion, or 43%, decline in average total deposit balances.

Provision for credit losses was $50 million, a decrease of $63 million, or 56%, compared to the same period in 2013. The improvement was largely attributable to improved credit quality.

Total noninterest income was $219 million, a decrease of $110 million, or 33%, compared to the same period in 2013. The decrease was predominantly driven by lower mortgage production income, partially offset by higher mortgage servicing income. Mortgage loan production income decreased $197 million due to a decline in gain on sale margin and lower production-related fee income, partially offset by a $19 million decline in the mortgage repurchase provision. Loan originations were $7.2 billion for the six months ended June 30, 2014, compared to $17.9 billion for the prior year, a decrease of $10.7 billion, or 60%. Mortgage servicing income of $99 million, increased $60 million, driven by lower decay and higher servicing fees, offset by less favorable net hedge performance. Total loans serviced were $134.4 billion at June 30, 2014 compared with $140.1 billion at June 30, 2013, down 4%.

Total noninterest expense was $556 million, a decline of $53 million, or 9%, compared to the same period in 2013. Total staff expense declined $79 million driven by lower staffing levels reflecting the decline in closed loan volumes and on-going efforts to right-size the mortgage business. In addition, lower mortgage production volumes resulted in declines in outside processing cost of $20 million and credit services of $16 million, while improved asset quality drove a decline in collection services of $20 million. Total allocated costs decreased $27 million. Operating losses increased $116 million driven by higher expenses for mortgage-related legal matters, namely the previously discussed HAMP-related charge.

Corporate Other
Corporate Other net income for the six months ended June 30, 2014 was $201 million, an increase of $37 million, or 23%, compared to the same period in 2013. The increase was primarily due to the gain on sale of RidgeWorth and tax benefits resulting from the recognition of discrete items in the current year. These increases to net income were partially offset by higher noninterest expense and lower net interest income.

Net interest income was $149 million, a decrease of $14 million, or 9%, compared to the same period in 2013. The decrease was primarily due to lower commercial loan related swap income. Additionally, average long-term debt increased by $2.1 billion, or 24%, and average short-term borrowing increased $1.8 billion, or 52%, compared to the same period of 2013 due to balance sheet management activities.

Total noninterest income was $209 million, an increase of $87 million, or 71% compared to the same period in 2013. The increase was primarily due to a $105 million gain on sale of RidgeWorth. The gain was partially offset by foregone trust and investment management income resulting from the sale of RidgeWorth, an increase in mark-to-market valuation losses on our public debt and index-linked CDs carried at fair value, and $4 million increase in securities losses in 2014 compared to the same period in 2013.

Total noninterest expenses increased $42 million compared to the same period in 2013. The increase was mainly due to higher severance cost and incentive compensation related to business performance, higher debt issuance costs and the lower recovery of allocated internal costs. Additionally, operating losses increased driven by an accrual reversal in the prior year. These increases were partially offset by a reduction in expenses due to sale of RidgeWorth.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at June 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has begun implementation of the new Internal Control - Integrated Framework, issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The Company will complete this implementation prior to the compliance deadline of December 2014.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As previously disclosed on June 17, 2014, STM and the U.S. DOJ, the HUD, certain other federal agencies, and the Attorneys General for forty-nine states and the District of Columbia (collectively, the “Government”), reached a definitive agreement to settle (i) certain civil and administrative claims arising from FHA-insured mortgage loans originated by STM from January 1, 2006 through March 31, 2012, and (ii) certain alleged civil claims regarding SunTrust’s mortgage servicing and origination practices as part of its portion of the National Mortgage Servicing Settlement. Pursuant to the settlement agreement, and as previously disclosed on October 10, 2013, SunTrust will provide $500 million of consumer relief, make a $468 million cash payment, and implement certain mortgage servicing standards. In return, the Government released STM and SunTrust from most claims. A copy of the settlement agreement is filed as Exhibit 10.3 to this report and is incorporated herein by reference. The foregoing summary of the settlement is qualified in its entirety by reference to the full text of the agreement. The Company previously recorded the estimated cost of this settlement, including providing the contemplated consumer relief, in the third of quarter of 2013, at the time it announced the agreements in principle. The Company does not expect the consumer relief efforts or the implementation of servicing standards required by the settlement agreement to have a material impact on its future financial results.

On July 3, 2014, STM and the United States of America, represented by the United States Attorney for the Western District of Virginia reached an agreement to settle certain claims that arose from STM’s administration of the federal HAMP primarily from March 2009 and through December 2010. Specifically, SunTrust's commitment under the agreement includes an estimated $179 million in consumer remediation (up to a maximum of $274 million), $20 million to fund housing counseling for homeowners, $10 million paid toward restitution to Fannie Mae and Freddie Mac, and a cash payment of $16 million to the U.S. Treasury. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which reflects STM's commitment under the agreement, including its estimate of the consumer remediation obligation. A copy of the Restitution and Remediation Agreement is filed as Exhibit 10.4 to this report and is incorporated herein by reference. The foregoing summary of the Restitution and Remediation Agreement is qualified in its entirety by reference to the full text of the agreement.

In addition, the Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations, cash flows, or financial condition. For additional information, see Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

The risks described in the Company's 2013 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may adversely affect the Company's business, financial condition, or future results. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., "Risk Factors" in the Company's 2013 Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 24
	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
January 1 - 31	1,354,345	$36.92	1,354,345	$—
February 1 - 28	—	—	—	—
March 1 - 31	17,940	37.36	—	—
Total during first quarter of 2014	1,372,285	$36.92	1,354,345	$—
April 1 - 30	2,009,900	$39.76	2,009,900	$370
May 1 - 31	79,000	37.96	79,000	367
June 1 - 30	—	—	—	367
Total during second quarter of 2014	2,088,900	$39.69	2,088,900	$367
Total year-to-date 2014	3,461,185	$38.60	3,443,245	$367

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
On March 26, 2014, the Company announced that the Federal Reserve had no objections to the repurchase of up to $450 million of the Company's outstanding common stock to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR. The repurchases are limited to the extent that the Company's issuances of capital stock, including employee share-based compensation, are less than the amount indicated in the 2014 CCAR capital plan. During the second quarter of 2014, the Company repurchased approximately $83 million of its common stock at market value as part of this publicly announced plan. The Company expects to repurchase an additional $300 million to $350 million of outstanding common stock through the end of the first quarter of 2015.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During the second quarter of 2014, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans.
At June 30, 2014, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the first six months of 2014, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, or the Series E Preferred Stock Depositary Shares.

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
*

3.2	Bylaws of the Registrant, as amended and restated on August 8, 2011, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2011.	*

10.1	SunTrust Banks, Inc. Annual Incentive Plan, as amended and restated as of January 1, 2014, incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed March 10, 2014.	*

10.2	SunTrust Banks, Inc. 2009 Stock Plan, as amended and restated as of April 22, 2014, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed March 10, 2014.	*

10.3
Consent Judgment between SunTrust Mortgage, Inc. (“SunTrust Mortgage”) on the one hand and the United States Department of Justice, the United States Department of Housing and Urban Development, certain other federal agencies, and the Attorneys General for forty-nine states and the District of Columbia dated as of June 17, 2014.

**

10.4
Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 3, 2014.

*

10.5	Executive Severance Plan, amended and restated as of July 24, 2014.	**

10.6
Revised Form of Restricted Stock Unit Agreement, 2014 Return on Tangible Common Equity, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 23, 2014.

*

10.7	Revised Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type I, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 23, 2014.	*

10.8	Revised Form of Time-Vested Restricted Stock Unit Agreement, 2014 Type II, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 23, 2014.	*

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.1	Interactive Data File.	**

*	incorporated by reference
**	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: August 6, 2014.