Form 10-Q
period 2014-09-30
SUNTRUST BANKS INC
filed 2014-11-07
CIK 750556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At October 31, 2014, 521,456,462 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

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

i

Fannie Mae — The Federal National Mortgage Association.
Freddie Mac — The Federal Home Loan Mortgage Corporation.
FASB — Financial Accounting Standards Board.
FDIC — The Federal Deposit Insurance Corporation.
Federal Reserve — The Board of Governors of the Federal Reserve System.
Fed funds — Federal funds.
FHA — Federal Housing Administration.
FHLB — Federal Home Loan Bank.
FICO — Fair Isaac Corporation.
Fitch — Fitch Ratings Ltd.
Form 8-K and other legacy mortgage-related items — Items disclosed in Form 8-K filed with the SEC on September 9, 2014, July 3, 2014, or October 10, 2013, and other legacy mortgage-related items.
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

ii

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
Visa Counterparty — A financial institution which purchased the Company's Visa Class B shares.

iii

PART I - FINANCIAL INFORMATION
The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
SunTrust Banks, Inc.
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$1,152	$1,148	$3,464	$3,474
Interest and fees on loans held for sale	30	30	61	90
Interest and dividends on securities available for sale	153	143	456	429
Trading account interest and other	18	18	55	52
Total interest income	1,353	1,339	4,036	4,045
Interest Expense
Interest on deposits	54	70	180	224
Interest on long-term debt	74	52	198	156
Interest on other borrowings	10	9	29	25
Total interest expense	138	131	407	405
Net interest income	1,215	1,208	3,629	3,640
Provision for credit losses	93	95	268	453
Net interest income after provision for credit losses	1,122	1,113	3,361	3,187
Noninterest Income
Service charges on deposit accounts	169	168	483	492
Other charges and fees	95	91	274	277
Card fees	81	77	239	231
Trust and investment management income	93	133	339	387
Retail investment services	76	68	224	198
Investment banking income	88	99	296	260
Trading income	46	33	141	124
Mortgage servicing related income	44	11	143	50
Mortgage production related income/(loss)	45	(10)	140	282
Gain on sale of subsidiary	—	—	105	—
Net securities (losses)/gains [1]	(9)	—	(11)	2
Other noninterest income	52	10	155	98
Total noninterest income	780	680	2,528	2,401
Noninterest Expense
Employee compensation	649	611	1,967	1,856
Employee benefits	81	71	326	322
Outside processing and software	184	190	535	555
Operating losses	29	350	268	461
Net occupancy expense	84	86	254	261
Equipment expense	41	45	127	136
Regulatory assessments	29	45	109	140
Marketing and customer development	35	34	91	95
Credit and collection services	21	139	67	224
Amortization	7	6	14	18
Other noninterest expense [2]	99	153	376	402
Total noninterest expense	1,259	1,730	4,134	4,470
Income before provision/(benefit) for income taxes	643	63	1,755	1,118
Provision/(benefit) for income taxes [2]	67	(133)	364	184
Net income including income attributable to noncontrolling interest	576	196	1,391	934
Net income attributable to noncontrolling interest	—	7	11	16
Net income	$576	$189	$1,380	$918
Net income available to common shareholders	$563	$179	$1,343	$884
Net income per average common share:
Diluted	$1.06	$0.33	$2.51	$1.64
Basic	1.07	0.33	2.54	1.65
Dividends declared per common share	0.20	0.10	0.50	0.25
Average common shares - diluted	533,230	538,850	535,222	539,488
Average common shares - basic	527,402	533,829	529,429	534,887
1 Total OTTI was $0 for the three and nine months ended September 30, 2014 and 2013. There were no OTTI gains/losses recognized in earnings or recognized as non-credit related OTTI in OCI for both the three months ended September 30, 2014 and 2013. Of total OTTI, losses of $1 million were recognized in earnings, and gains of $1 million were recognized as non-credit-related OTTI in OCI for both the nine months ended September 30, 2014 and 2013.
2 Amortization expense related to qualified affordable housing investment costs is recognized in provision/(benefit) for income taxes for each of the periods presented as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2014	2013	2014	2013
Net income	$576	$189	$1,380	$918
Components of other comprehensive (loss)/income:
Change in net unrealized (losses)/gains on securities, net of tax of ($21), ($7), $144, and ($272), respectively	(37)	(11)	246	(466)
Change in net unrealized losses on derivatives, net of tax of ($48), ($15), ($98), and ($111), respectively	(82)	(26)	(168)	(189)
Change related to employee benefit plans, net of tax of $1, $3, $20, and $18, respectively	1	4	34	30
Total other comprehensive (loss)/income	(118)	(33)	112	(625)
Total comprehensive income	$458	$156	$1,492	$293
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in millions and shares in thousands, except per share data) (Unaudited)	2014	2013
Assets
Cash and due from banks	$7,178	$4,258
Federal funds sold and securities borrowed or purchased under agreements to resell	1,125	983
Interest-bearing deposits in other banks	22	22
Cash and cash equivalents	8,325	5,263
Trading assets and derivatives	5,782	5,040
Securities available for sale	26,162	22,542
Loans held for sale [1] ($1,560 and $1,378 at fair value at September 30, 2014 and December 31, 2013, respectively)	1,739	1,699
Loans [2] ($284 and $302 at fair value at September 30, 2014 and December 31, 2013, respectively)	132,151	127,877
Allowance for loan and lease losses	(1,968)	(2,044)
Net loans	130,183	125,833
Premises and equipment	1,504	1,565
Goodwill	6,337	6,369
Other intangible assets (MSRs at fair value: $1,305 and $1,300 at September 30, 2014 and December 31, 2013, respectively)	1,320	1,334
Other real estate owned	112	170
Other assets	5,354	5,520
Total assets	$186,818	$175,335
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$42,542	$38,800
Interest-bearing deposits (CDs at fair value: $87 and $764 at September 30, 2014 and December 31, 2013, respectively)	93,965	90,959
Total deposits	136,507	129,759
Funds purchased	1,000	1,192
Securities sold under agreements to repurchase	2,089	1,759
Other short-term borrowings	7,283	5,788
Long-term debt [3] ($1,293 and $1,556 at fair value at September 30, 2014 and December 31, 2013, respectively)	12,942	10,700
Trading liabilities and derivatives	1,231	1,181
Other liabilities	3,497	3,534
Total liabilities	164,549	153,913
Preferred stock, no par value	725	725
Common stock, $1.00 par value	550	550
Additional paid in capital	9,090	9,115
Retained earnings	13,020	11,936
Treasury stock, at cost, and other [4]	(939)	(615)
Accumulated other comprehensive loss, net of tax	(177)	(289)
Total shareholders’ equity	22,269	21,422
Total liabilities and shareholders’ equity	$186,818	$175,335

Common shares outstanding [5]	527,358	536,097
Common shares authorized	750,000	750,000
Preferred shares outstanding	7	7
Preferred shares authorized	50,000	50,000
Treasury shares of common stock	22,563	13,824
[1] Includes loans held for sale, at fair value, of consolidated VIEs	$—	$261
[2] Includes loans of consolidated VIEs	298	327
[3] Includes debt of consolidated VIEs ($0 and $256 at fair value at September 30, 2014 and December 31, 2013, respectively)	312	597
[4] Includes noncontrolling interest	103	119
[5] Includes restricted shares	2,993	3,984

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.
Consolidated Statements of Shareholders’ Equity

(Dollars and shares in millions, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other [1]	Accumulated Other Comprehensive (Loss)/Income [2]	Total
Balance, January 1, 2013	$725	539	$550	$9,174	$10,817	($590)	$309	$20,985
Net income	—	—	—	—	918	—	—	918
Other comprehensive loss	—	—	—	—	—	—	(625)	(625)
Change in noncontrolling interest	—	—	—	—	—	2	—	2
Common stock dividends, $0.25 per share	—	—	—	—	(134)	—	—	(134)
Preferred stock dividends [3]	—	—	—	—	(28)	—	—	(28)
Acquisition of treasury stock	—	(3)	—	—	—	(100)	—	(100)
Exercise of stock options and stock compensation expense	—	1	—	(24)	—	40	—	16
Restricted stock activity	—	1	—	(35)	—	40	—	5
Amortization of restricted stock compensation	—	—	—	—	—	24	—	24
Issuance of stock for employee benefit plans and other	—	—	—	2	—	5	—	7
Balance, September 30, 2013	$725	538	$550	$9,117	$11,573	($579)	($316)	$21,070
Balance, January 1, 2014	$725	536	$550	$9,115	$11,936	($615)	($289)	$21,422
Net income	—	—	—	—	1,380	—	—	1,380
Other comprehensive income	—	—	—	—	—	—	112	112
Common stock dividends, $0.50 per share	—	—	—	—	(266)	—	—	(266)
Preferred stock dividends [3]	—	—	—	—	(28)	—	—	(28)
Acquisition of treasury stock	—	(9)	—	—	—	(348)	—	(348)
Exercise of stock options and stock compensation expense	—	—	—	(14)	—	15	—	1
Restricted stock activity	—	—	—	13	(2)	1	—	12
Amortization of restricted stock compensation	—	—	—	—	—	21	—	21
Change in equity related to the sale of subsidiary	—	—	—	(23)	—	(16)	—	(39)
Issuance of stock for employee benefit plans and other	—	—	—	(1)	—	3	—	2
Balance, September 30, 2014	$725	527	$550	$9,090	$13,020	($939)	($177)	$22,269

1 At September 30, 2014, includes ($1,015) million for treasury stock, ($27) million for compensation element of restricted stock, and $103 million for noncontrolling interest.
At September 30, 2013, includes ($636) million for treasury stock, ($59) million for compensation element of restricted stock, and $116 million for noncontrolling interest.
2 At September 30, 2014, includes $169 million in unrealized net gains on AFS securities, $111 million in unrealized net gains on derivative financial instruments, and ($457) million related to employee benefit plans.
At September 30, 2013, includes $54 million in unrealized net gains on AFS securities, $342 million in unrealized net gains on derivative financial instruments, and ($712) million related to employee benefit plans.
3 For the nine months ended September 30, 2014, dividends were $3,044 per share for both Perpetual Preferred Stock Series A and B and $4,406 per share for Perpetual Preferred Stock Series E.
For the nine months ended September 30, 2013, dividends were $3,044 per share for both Perpetual Preferred Stock Series A and B and $4,325 per share for Perpetual Preferred Stock Series E.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc. Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2014	2013
Cash Flows from Operating Activities
Net income including income attributable to noncontrolling interest	$1,391	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(105)	—
Depreciation, amortization, and accretion	504	542
Origination of mortgage servicing rights	(137)	(302)
Provisions for credit losses and foreclosed property	286	495
Mortgage repurchase provision	12	102
Stock-based compensation	41	40
Net securities losses/(gains)	11	(2)
Net gain on sale of loans held for sale, loans, and other assets	(239)	(169)
Net (increase)/decrease in loans held for sale	(139)	1,200
Net increase in other assets	(899)	(95)
Net decrease in other liabilities	(163)	(160)
Net cash provided by operating activities	563	2,585
Cash Flows from Investing Activities
Proceeds from maturities, calls, and paydowns of securities available for sale	2,788	4,672
Proceeds from sales of securities available for sale	793	529
Purchases of securities available for sale	(6,986)	(6,744)
Proceeds from sales of trading securities	59	—
Net increase in loans, including purchases of loans	(7,698)	(4,525)
Proceeds from sales of loans	3,029	730
Purchases of mortgage servicing rights	(109)	—
Capital expenditures	(96)	(104)
Payments related to acquisitions, including contingent consideration	(11)	(3)
Proceeds from sale of subsidiary	193	—
Proceeds from the sale of other real estate owned and other assets	279	403
Net cash used in investing activities	(7,759)	(5,042)
Cash Flows from Financing Activities
Net increase/(decrease) in total deposits	6,748	(3,433)
Net increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	1,633	1,493
Proceeds from long-term debt	2,574	747
Repayments of long-term debt	(67)	(77)
Repurchase of common stock	(348)	(100)
Common and preferred dividends paid	(294)	(162)
Incentive compensation related activity	12	18
Net cash provided by/(used in) financing activities	10,258	(1,514)
Net increase/(decrease) in cash and cash equivalents	3,062	(3,971)
Cash and cash equivalents at beginning of period	5,263	8,257
Cash and cash equivalents at end of period	$8,325	$4,286

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$39	$28
Loans transferred from loans to loans held for sale	3,183	200
Loans transferred from loans and loans held for sale to other real estate owned	113	197
Non-cash impact of the deconsolidation of CLO	282	—

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
Accounting Policies Recently Adopted and Pending Accounting Pronouncements
In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU allows the use of the proportional amortization method for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as a component of income tax expense. The ASU provides for a practical expedient, which allows for amortization of the investment in proportion to only the tax credits if it produces a measurement that is substantially similar to the measurement that would result from using both tax credits and other tax benefits. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. As early adoption is permitted, the Company adopted this ASU effective January 1, 2014, utilizing the practical expedient method. The standard is required to be applied retrospectively; therefore prior period amounts included in noninterest expense prior to adoption have been reclassified. During the three and nine months ended September 30, 2013, $13 million and $33 million, respectively, of investment amortization expense was included in other noninterest expense in the Consolidated Statements of Income which was reclassified to income tax expense upon adoption. There has been no other impact on the Company's financial position, results of operations, or EPS.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that a creditor is considered to have received physical possession, resulting from an in substance repossession or foreclosure, of residential real estate property collateralizing a consumer mortgage loan upon the occurrence of either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Company's financial position, results of operations, or EPS.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The ASU changes the requirements for reporting discontinued operations. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. Early adoption is permitted only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company will adopt the ASU at the beginning of 2015. The adoption is not expected to have an impact on the Company's financial position, results of operations, or EPS.

Notes to Consolidated Financial Statements (Unaudited), continued

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016 and early adoption is not permitted. The Company is continuing to evaluate the impact of the ASU.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The ASU changes the accounting for repurchase-to-maturity transactions from sale to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Additional disclosures are required for all types of repurchase agreements. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014 and early adoption is not permitted. Adoption of the ASU will not have a significant impact on the Company's financial position, results of operations, or EPS.

In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. Under existing guidance in Topic 718, a performance target that falls under the scope of this amendment should not be reflected in estimating the grant-date fair value of the award; but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. Adoption of the ASU will not have a significant impact on the Company's financial position, results of operations, or EPS.

In August 2014, the FASB issued ASU 2014-13, "Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)." The ASU allows measurement of financial assets and financial liabilities of in-scope consolidated collateralized financing entities using either the measurement alternative included in the ASU or Topic 820 on fair value measurement. The measurement alternative in this ASU allows for measurement of both the financial assets and the financial liabilities of a consolidated collateralized financing entity using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. Adoption of the ASU is not expected to impact the Company's financial position, results of operations, or EPS.

In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU requires that a guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the guaranteed amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU is effective for fiscal years and interim periods beginning after December 15, 2014. The Company is already accounting for government guaranteed mortgage loans using this approach upon foreclosure; therefore, adoption of the ASU will not have an impact on the Company's financial position, results of operations, or EPS.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The ASU requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. In the event there is substantial doubt, the ASU requires disclosure of the relevant facts and circumstances. The ASU is effective for fiscal years and interim periods ending after December 15, 2016. Adoption of the ASU will not have an impact on the Company's financial position, results of operations, or EPS.

On November 3, 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact of the ASU.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 2 - ACQUISITIONS/DISPOSITIONS

(Dollars in millions)
2014	Date	Cash Received	Goodwill	Other Intangibles	Gain
Sale of RidgeWorth	5/30/2014	$193	($40)	($9)	$105
On May 30, 2014, the Company completed the sale of RidgeWorth, its asset management subsidiary with approximately $49.1 billion in assets under management, to an investor group led by a private equity fund managed by Lightyear Capital LLC. The Company received cash proceeds of $193 million, removed $96 million in net assets and $23 million in noncontrolling interests, and recognized a pre-tax gain of $105 million in connection with the sale, net of transaction-related expenses.
The Company’s results for the nine months ended September 30, 2014, included income before provision for income taxes related to RidgeWorth, excluding the gain on sale, of $22 million, comprised of $81 million of revenue and $59 million of expense.
The Company’s results for the nine months ended September 30, 2013, included income before provision for income taxes related to RidgeWorth of $49 million, comprised of $145 million of revenue and $96 million of expense.
For the year ended December 31, 2013, the Company’s income before provision for income taxes included $64 million related to RidgeWorth, comprised of $194 million of revenue and $130 million of expense. The financial results of RidgeWorth, including the gain on sale, are reflected in the Corporate Other segment.
There were no other material acquisitions or dispositions during the three and nine months ended September 30, 2014 and 2013.

NOTE 3 - FEDERAL FUNDS SOLD AND SECURITIES BORROWED OR PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Fed funds sold and securities borrowed or purchased under agreements to resell were as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013
Fed funds sold	$14	$75
Securities borrowed or purchased	251	184
Resell agreements	860	724
Total fed funds sold and securities borrowed or purchased under agreements to resell	$1,125	$983

Securities purchased under agreements to resell are primarily collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. Securities borrowed are primarily collateralized by corporate securities. The Company takes possession of all securities purchased under agreements to resell and securities borrowed and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. It is the Company's policy to obtain possession of collateral with a fair value between 95% to 110% of the principal amount loaned under resale and securities borrowing agreements. At September 30, 2014 and December 31, 2013, the total market value of collateral held was $1.1 billion and $913 million, of which $211 million and $234 million was repledged, respectively.

At September 30, 2014 and December 31, 2013, the Company had $1.0 billion and $731 million of trading assets pledged to secure $992 million and $717 million of repurchase agreements, respectively.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged.

The following table presents the Company's eligible securities borrowed or purchased under agreements to resell and securities sold under agreements to repurchase at September 30, 2014 and December 31, 2013:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Financial assets:
Securities borrowed or purchased under agreements to resell	$1,111	$—	$1,111	[1,2]	$1,103	$8
Financial liabilities:
Securities sold under agreements to repurchase	2,089	—	2,089	[1]	2,089	—

December 31, 2013
Financial assets:
Securities borrowed or purchased under agreements to resell	$908	$—	$908	[1,2]	$899	$9
Financial liabilities:
Securities sold under agreements to repurchase	1,759	—	1,759	[1]	1,759	—
1 None of the Company's repurchase or reverse repurchase transactions met the right of setoff criteria for net balance sheet presentation at September 30, 2014 and December 31, 2013.
2 Excludes $14 million and $75 million of Fed funds sold which are not subject to a master netting agreement at September 30, 2014 and December 31, 2013, respectively.

NOTE 4 – SECURITIES AVAILABLE FOR SALE
Securities Portfolio Composition

	September 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,007	$6	$2	$1,011
Federal agency securities	986	15	31	970
U.S. states and political subdivisions	228	9	—	237
MBS - agency	22,508	501	198	22,811
MBS - private	129	3	—	132
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities [1]	937	2	—	939
Total securities AFS	$25,852	$541	$231	$26,162

	December 31, 2013
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,334	$6	$47	$1,293
Federal agency securities	1,028	13	57	984
U.S. states and political subdivisions	232	7	2	237
MBS - agency	18,915	421	425	18,911
MBS - private	155	1	2	154
ABS	78	2	1	79
Corporate and other debt securities	39	3	—	42
Other equity securities [1]	841	1	—	842
Total securities AFS	$22,622	$454	$534	$22,542
1 At September 30, 2014, other equity securities comprised the following: $421 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $109 million in mutual fund investments, and $7 million of other. At December 31, 2013, other equity securities comprised the following: $336 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $103 million in mutual fund investments, and $1 million of other.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents interest and dividends on securities AFS:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Taxable interest	$142	$132	$421	$397
Tax-exempt interest	2	3	8	8
Dividends	9	8	27	24
Total interest and dividends	$153	$143	$456	$429

Securities AFS pledged to secure public deposits, repurchase agreements, trusts, and other funds had a fair value of $7.8 billion and $11.0 billion at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $370 million of securities AFS at fair value were pledged against repurchase arrangements under which the secured party has possession of the collateral and has the right to sell or repledge that collateral. At December 31, 2013, there were no securities AFS pledged under secured borrowing arrangements under which the secured party has possession of the collateral and would customarily sell or repledge that collateral, other than in an event of default by the Company.

The amortized cost and fair value of investments in debt securities at September 30, 2014, by estimated average life, are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Distribution of Maturities
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Treasury securities	$—	$1,007	$—	$—	$1,007
Federal agency securities	75	239	531	141	986
U.S. states and political subdivisions	60	44	101	23	228
MBS - agency	2,349	9,020	6,919	4,220	22,508
MBS - private	5	124	—	—	129
ABS	14	3	2	—	19
Corporate and other debt securities	5	33	—	—	38
Total debt securities	$2,508	$10,470	$7,553	$4,384	$24,915
Fair Value:
U.S. Treasury securities	$—	$1,011	$—	$—	$1,011
Federal agency securities	75	250	506	139	970
U.S. states and political subdivisions	60	47	105	25	237
MBS - agency	2,490	9,203	6,956	4,162	22,811
MBS - private	5	127	—	—	132
ABS	14	5	2	—	21
Corporate and other debt securities	5	36	—	—	41
Total debt securities	$2,649	$10,679	$7,569	$4,326	$25,223
Weighted average yield [1]	2.47%	2.46%	2.89%	3.09%	2.70%
1Average yields are based on amortized cost and presented on a FTE basis.

Securities in an Unrealized Loss Position
The Company held certain investment securities where amortized cost exceeded fair market value, resulting in unrealized loss positions. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviewed its portfolio for OTTI in accordance with the accounting policies described in the Company's 2013 Annual Report on Form 10-K and, at September 30, 2014, the Company did not intend to sell these securities nor was it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity. At September 30, 2014, the Company had no OTTI for securities in an unrealized loss position.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2014
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses [2]
Temporarily impaired securities:
U.S. Treasury securities	$385	$2	$—	$—	$385	$2
Federal agency securities	8	—	615	31	623	31
MBS - agency	4,259	14	5,804	184	10,063	198
ABS	—	—	14	—	14	—
Total temporarily impaired securities	$4,652	$16	$6,433	$215	$11,085	$231

	December 31, 2013
	Less than twelve months		Twelve months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses [2]	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Treasury securities	$1,036	$47	$—	$—	$1,036	$47
Federal agency securities	398	29	264	28	662	57
U.S. states and political subdivisions	12	—	20	2	32	2
MBS - agency	9,173	358	618	67	9,791	425
ABS	—	—	13	1	13	1
Total temporarily impaired securities	10,619	434	915	98	11,534	532
OTTI securities [1]:
MBS - private	105	2	—	—	105	2
Total OTTI securities	105	2	—	—	105	2
Total impaired securities	$10,724	$436	$915	$98	$11,639	$534
1 Includes OTTI securities for which credit losses have been recorded in earnings in current or prior periods.
2 Securities with unrealized losses less than $0.5 million are shown as zero.

At September 30, 2014, unrealized losses on securities that have been in a temporarily impaired position for longer than twelve months included federal agency securities, agency MBS, and one ABS collateralized by 2004 vintage home equity loans. Unrealized losses on federal agency securities and agency MBS securities are due to an increase in market interest rates. The ABS continues to receive timely principal and interest payments, and is evaluated quarterly for credit impairment. Cash flow analysis shows that the underlying collateral can withstand highly stressed loss assumptions without incurring a credit loss.

The portion of unrealized losses on OTTI securities that relates to factors other than credit is recorded in AOCI. Losses related to credit impairment on these securities are determined through estimated cash flow analyses and have been recorded in earnings in current or prior periods.

Realized Gains and Losses and Other-than-Temporarily Impaired Securities

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Gross realized gains	$3	$—	$3	$4
Gross realized losses	(12)	—	(13)	(1)
OTTI losses recognized in earnings	—	—	(1)	(1)
Net securities (losses)/gains	($9)	$—	($11)	$2
Credit impairment that is determined through the use of models is estimated using cash flows on security specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include default rates, prepayment rates, and loss severities. If, based on this analysis, the security is in an unrealized loss position and the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are then discounted at the security’s initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. During the nine months ended September 30, 2014, all OTTI recognized in earnings related to one private MBS collateralized by residential mortgage loans securitized in 2007.

Notes to Consolidated Financial Statements (Unaudited), continued

The Company continues to reduce existing exposure to this security primarily through paydowns. In certain instances, the amount of impairment losses recognized in earnings includes credit losses on debt securities that exceeds the total unrealized losses, and as a result, the securities may have unrealized gains in AOCI relating to factors other than credit.

There was no credit impairment recognized on securities during the three months ended September 30, 2014 and 2013. The security that gave rise to credit impairments recognized during the nine months ended September 30, 2014 consisted of private MBS with a fair value of approximately $19 million at September 30, 2014. The securities that gave rise to credit impairments recognized during the nine months ended September 30, 2013 consisted of private MBS and ABS with a combined fair value of approximately $23 million at September 30, 2013. Credit impairments recognized on securities during the nine months ended September 30, 2014 and 2013, are shown below.

	Nine Months Ended September 30
(Dollars in millions)	2014	2013
OTTI [1]	$—	$—
Portion of gains recognized in OCI (before taxes)	1	1
Net impairment losses recognized in earnings	$1	$1
1 The initial OTTI amount represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, amount includes additional declines in the fair value subsequent to the previously recorded OTTI, if applicable, until such time the security is no longer in an unrealized loss position.

The following is a rollforward of credit losses recognized in earnings for the three and nine months ended September 30, 2014 and 2013, related to securities for which the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell as of the end of each period presented. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value when there has been a decline in expected cash flows.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Balance, beginning of period	$25	$32	$25	$31
Additions:
OTTI credit losses on previously impaired securities	—	—	1	1
Reductions:
Increases in expected cash flows recognized over the remaining life of the securities	—	(1)	(1)	(1)
Balance, end of period	$25	$31	$25	$31

The following table presents a summary of the significant inputs used in determining the measurement of credit losses recognized in earnings for private MBS and ABS for the nine months ended September 30:

	2014 [1]	2013
Default rate	2%	2 - 9%
Prepayment rate	16%	7 - 21%
Loss severity	46%	46 - 74%
1 During the nine months ended September 30, 2014, all OTTI recognized in earnings related to one private MBS security.

Assumption ranges represent the lowest and highest lifetime average estimates of each security for which credit losses were recognized in earnings. Ranges may vary from period to period as the securities for which credit losses are recognized vary. Additionally, severity may vary widely when losses are few and large.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 5 - LOANS
Composition of Loan Portfolio
The composition of the Company's loan portfolio is shown in the following table:

(Dollars in millions)	September 30, 2014	December 31, 2013
Commercial loans:
C&I	$63,140	$57,974
CRE	6,704	5,481
Commercial construction	1,250	855
Total commercial loans	71,094	64,310
Residential loans:
Residential mortgages - guaranteed	651	3,416
Residential mortgages - nonguaranteed [1]	23,718	24,412
Home equity products	14,389	14,809
Residential construction	464	553
Total residential loans	39,222	43,190
Consumer loans:
Guaranteed student loans	5,314	5,545
Other direct	4,110	2,829
Indirect	11,594	11,272
Credit cards	817	731
Total consumer loans	21,835	20,377
LHFI	$132,151	$127,877
LHFS [2]	$1,739	$1,699
1 Includes $284 million and $302 million of loans carried at fair value at September 30, 2014 and December 31, 2013, respectively.
2 Includes $1.6 billion and $1.4 billion of LHFS carried at fair value at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, the Company had $57.1 billion and $56.4 billion, respectively, of net eligible loan collateral pledged to the Federal Reserve Discount Window or the FHLB of Atlanta to support available borrowing capacity.

During the three months ended September 30, 2014 and 2013, the Company transferred $362 million and $56 million in LHFI to LHFS, and $19 million and $11 million in LHFS to LHFI, respectively. Additionally, during the three months ended September 30, 2014 and 2013, the Company sold $2.3 billion and $99 million in loans and leases for gains of $40 million and less than $1 million, respectively.

During the nine months ended September 30, 2014 and 2013, the Company transferred $3.2 billion and $200 million in LHFI to LHFS, and $39 million and $28 million in LHFS to LHFI, respectively. Additionally, during the nine months ended September 30, 2014 and 2013, the Company sold $3.0 billion and $761 million in loans and leases for gains of $71 million and $7 million, respectively.

Credit Quality Evaluation
The Company evaluates the credit quality of its loan portfolio by employing a dual internal risk rating system, which assigns both PD and LGD ratings to derive expected losses. Assignment of PD and LGD ratings are predicated upon numerous factors, including consumer credit risk scores, rating agency information, borrower/guarantor financial capacity, LTV ratios, collateral type, debt service coverage ratios, collection experience, other internal metrics/analyses, and/or qualitative assessments.
For the commercial portfolio, the Company believes that the most appropriate credit quality indicator is an individual loan’s risk assessment expressed according to the broad regulatory agency classifications of Pass or Criticized. The Company's risk rating system is granular, with multiple risk ratings in both the Pass and Criticized categories. Pass ratings reflect relatively low PDs, whereas, Criticized assets have higher PDs. The granularity in Pass ratings assists in the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management requirements. The Company conforms to the following regulatory classifications for Criticized assets: Other Assets Especially Mentioned (or Special Mention), Adversely Classified, Doubtful, and Loss. However, for the purposes of disclosure, management believes the most meaningful distinction within the

Notes to Consolidated Financial Statements (Unaudited), continued

Criticized categories is between Accruing Criticized (which includes Special Mention and a portion of Adversely Classified) and Nonaccruing Criticized (which includes a portion of Adversely Classified and Doubtful and Loss). This distinction identifies those relatively higher risk loans for which there is a basis to believe that the Company will collect all amounts due from those where full collection is less certain.
Commercial risk ratings are refreshed at least annually, or more frequently as appropriate, based upon considerations such as market conditions, borrower characteristics, and portfolio trends. Additionally, management routinely reviews portfolio risk ratings, trends, and concentrations to support risk identification and mitigation activities.
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
For government-guaranteed loans, the Company monitors the credit quality based primarily on delinquency status, as it is a more relevant indicator of credit quality due to the government guarantee. At September 30, 2014 and December 31, 2013, 30% and 82%, respectively, of the guaranteed residential loan portfolio was current with respect to payments. The decline in the percentage of current loans in LHFI is solely due to approximately $2.0 billion in accruing current guaranteed residential loans which were sold in the third quarter of 2014. At September 30, 2014 and December 31, 2013, 82% and 81%, respectively, of the guaranteed student loan portfolio was current with respect to payments. Loss exposure to the Company on these loans is mitigated by the government guarantee.
LHFI by credit quality indicator are shown in the tables below:

	Commercial Loans
	C&I		CRE		Commercial construction
(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Risk rating:
Pass	$61,748	$56,443	$6,513	$5,245	$1,220	$798
Criticized accruing	1,214	1,335	159	197	21	45
Criticized nonaccruing	178	196	32	39	9	12
Total	$63,140	$57,974	$6,704	$5,481	$1,250	$855

	Residential Loans [1]
	Residential mortgages - nonguaranteed		Home equity products		Residential construction
(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Current FICO score range:
700 and above	$18,828	$19,100	$11,495	$11,661	$366	$423
620 - 699	3,501	3,652	2,049	2,186	75	90
Below 620 [2]	1,389	1,660	845	962	23	40
Total	$23,718	$24,412	$14,389	$14,809	$464	$553

	Consumer Loans [3]
	Other direct		Indirect		Credit cards
(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Current FICO score range:
700 and above	$3,563	$2,370	$8,526	$8,420	$575	$512
620 - 699	477	397	2,409	2,228	194	176
Below 620 [2]	70	62	659	624	48	43
Total	$4,110	$2,829	$11,594	$11,272	$817	$731
1 Excludes $651 million and $3.4 billion at September 30, 2014 and December 31, 2013, respectively, of guaranteed residential loans. At September 30, 2014 and December 31, 2013, the majority of these loans had FICO scores of 700 and above.
2 For substantially all loans with refreshed FICO scores below 620, the borrower’s FICO score at the time of origination exceeded 620 but has since deteriorated as the loan has seasoned.
3 Excludes $5.3 billion and $5.5 billion of guaranteed student loans at September 30, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The payment status for the LHFI portfolio is shown in the tables below:

	September 30, 2014
(Dollars in millions)	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing [2]	Total
Commercial loans:
C&I	$62,903	$47	$12	$178	$63,140
CRE	6,666	5	1	32	6,704
Commercial construction	1,238	3	—	9	1,250
Total commercial loans	70,807	55	13	219	71,094
Residential loans:
Residential mortgages - guaranteed	197	34	420	—	651
Residential mortgages - nonguaranteed[1]	23,274	105	12	327	23,718
Home equity products	14,109	101	1	178	14,389
Residential construction	429	5	—	30	464
Total residential loans	38,009	245	433	535	39,222
Consumer loans:
Guaranteed student loans	4,338	365	611	—	5,314
Other direct	4,078	25	2	5	4,110
Indirect	11,504	86	1	3	11,594
Credit cards	804	7	6	—	817
Total consumer loans	20,724	483	620	8	21,835
Total LHFI	$129,540	$783	$1,066	$762	$132,151
1 Includes $284 million of loans carried at fair value, the majority of which were accruing current.
2 Nonaccruing loans past due 90 days or more totaled $468 million. Nonaccruing loans past due fewer than 90 days include modified nonaccrual loans reported as TDRs and performing second lien loans which are classified as nonaccrual when the first lien loan is nonperforming.

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

	September 30, 2014			December 31, 2013
(Dollars in millions)	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance	Unpaid Principal Balance	Amortized Cost[1]	Related Allowance
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$84	$62	$—	$81	$56	$—
CRE	18	14	—	61	60	—
Total commercial loans	102	76	—	142	116	—
Residential loans:
Residential mortgages - nonguaranteed	676	447	—	672	425	—
Residential construction	41	12	—	68	17	—
Total residential loans	717	459	—	740	442	—
Impaired loans with an allowance recorded:
Commercial loans:
C&I	48	43	7	51	49	10
CRE	11	10	1	8	3	—
Commercial construction	—	—	—	6	3	—
Total commercial loans	59	53	8	65	55	10
Residential loans:
Residential mortgages - nonguaranteed	1,381	1,378	223	1,685	1,626	226
Home equity products	702	629	70	710	638	96
Residential construction	150	150	20	173	172	23
Total residential loans	2,233	2,157	313	2,568	2,436	345
Consumer loans:
Other direct	13	13	—	14	14	—
Indirect	100	100	5	83	83	5
Credit cards	10	10	2	13	13	3
Total consumer loans	123	123	7	110	110	8
Total impaired loans	$3,234	$2,868	$328	$3,625	$3,159	$363
1 Amortized cost reflects charge-offs that have been recognized plus other amounts that have been applied to reduce the net book balance.

Included in the impaired loan balances above were $2.5 billion and $2.7 billion of accruing TDRs at amortized cost, at September 30, 2014 and December 31, 2013, respectively, of which 97% and 96%, respectively, were current. See Note 1, “Significant Accounting Policies,” to the Company's 2013 Annual Report on Form 10-K for further information regarding the Company’s loan impairment policy.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
(Dollars in millions)	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]	Average Amortized Cost	Interest Income Recognized[1]
Impaired loans with no related allowance recorded:
Commercial loans:
C&I	$65	$—	$84	$—	$68	$1	$58	$1
CRE	15	—	5	—	16	—	6	—
Commercial construction	—	—	1	—	—	—	1	—
Total commercial loans	80	—	90	—	84	1	65	1
Residential loans:
Residential mortgages - nonguaranteed	454	5	420	4	467	14	434	13
Residential construction	14	—	18	—	15	—	22	—
Total residential loans	468	5	438	4	482	14	456	13
Impaired loans with an allowance recorded:
Commercial loans:
C&I	45	—	35	—	46	1	25	1
CRE	10	—	3	—	9	—	3	—
Commercial construction	—	—	4	—	—	—	2	—
Total commercial loans	55	—	42	—	55	1	30	1
Residential loans:
Residential mortgages - nonguaranteed	1,467	18	1,582	19	1,443	59	1,579	58
Home equity products	668	7	634	7	662	20	640	17
Residential construction	164	2	181	3	162	6	178	8
Total residential loans	2,299	27	2,397	29	2,267	85	2,397	83
Consumer loans:
Other direct	14	—	15	—	14	—	16	—
Indirect	116	1	84	1	110	4	87	3
Credit cards	10	—	15	—	11	1	17	1
Total consumer loans	140	1	114	1	135	5	120	4
Total impaired loans	$3,042	$33	$3,081	$34	$3,023	$106	$3,068	$102
1 Of the interest income recognized during the three and nine months ended September 30, 2014, cash basis interest income was less than $1 million and $2 million, respectively.
Of the interest income recognized during the three and nine months ended September 30, 2013, cash basis interest income was $1 million and $6 million, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

NPAs are shown in the following table:

(Dollars in millions)	September 30, 2014	December 31, 2013
Nonaccrual/NPLs:
Commercial loans:
C&I	$178	$196
CRE	32	39
Commercial construction	9	12
Residential loans:
Residential mortgages - nonguaranteed	327	441
Home equity products	178	210
Residential construction	30	61
Consumer loans:
Other direct	5	5
Indirect	3	7
Total nonaccrual/NPLs[1]	762	971
OREO[2]	112	170
Other repossessed assets	7	7
Nonperforming LHFS	53	17
Total NPAs	$934	$1,165
1 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
2 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets in the Consolidated Balance Sheets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from the FHA or the VA totaled $50 million and $88 million at September 30, 2014 and December 31, 2013, respectively.

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
At September 30, 2014 and December 31, 2013, the Company had $6 million and $8 million, respectively, in commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Notes to Consolidated Financial Statements (Unaudited), continued

The number and amortized cost of loans modified under the terms of a TDR by type of modification are shown in the following tables:

	Three Months Ended September 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	23	$—	$—	$8	$8
Residential loans:
Residential mortgages - nonguaranteed	266	—	27	9	36
Home equity products	503	—	1	22	23
Residential construction	1	—	—	—	—
Consumer loans:
Other direct	21	—	—	—	—
Indirect	638	—	—	12	12
Credit cards	123	—	1	—	1
Total TDRs	1,575	$—	$29	$51	$80

	Nine Months Ended September 30, 2014 [1]
(Dollars in millions)	Number of Loans Modified	Principal Forgiveness [2]	Rate Modification [3]	Term Extension and/or Other Concessions	Total
Commercial loans:
C&I	66	$—	$—	$22	$22
CRE	4	3	—	3	6
Residential loans:
Residential mortgages - nonguaranteed	944	1	113	37	151
Home equity products	1,407	—	6	59	65
Residential construction	11	—	1	—	1
Consumer loans:
Other direct	59	—	—	1	1
Indirect	2,189	—	—	43	43
Credit cards	350	—	2	—	2
Total TDRs	5,030	$4	$122	$165	$291
1 Includes loans modified under the terms of a TDR that were charged-off during the period.
2 Restructured loans which had forgiveness of amounts contractually due under the terms of the loan typically have had multiple concessions including rate modifications and/or term extensions. The total amount of charge-offs associated with principal forgiveness during both the three and nine months ended September 30, 2014 was immaterial.
3 Restructured loans which had a modification of the loan's contractual interest rate may also have had an extension of the loan's contractual maturity date and/or other concessions. The financial effect of modifying the interest rate on the loans modified as a TDR was immaterial to the financial statements during the three and nine months ended September 30, 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2013 [1]
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

	Nine Months Ended September 30, 2013 [1]
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

Notes to Consolidated Financial Statements (Unaudited), continued

For the three and nine months ended September 30, 2014, the table below represents defaults on loans that were first modified between the periods January 1, 2013 and September 30, 2014 that became 90 days or more delinquent or were charged-off during the period.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in millions)	Number of Loans	Amortized Cost	Number of Loans	Amortized Cost
Commercial loans:
C&I	30	$3	77	$8
Residential loans:
Residential mortgages	46	6	135	16
Home equity products	28	1	75	4
Residential construction	—	—	6	—
Consumer loans:
Other direct	3	—	8	—
Indirect	45	—	134	1
Credit cards	60	—	143	1
Total TDRs	212	$10	578	$30

For the three and nine months ended September 30, 2013, the table below represents defaults on loans that were first modified between the periods January 1, 2012 and September 30, 2013 that became 90 days or more delinquent or were charged-off during the period.

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

Notes to Consolidated Financial Statements (Unaudited), continued

Concentrations of Credit Risk
The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. However, a geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the U.S. The Company engages in limited international banking activities. The Company’s total cross-border outstanding loans were $1.3 billion and $956 million at September 30, 2014 and December 31, 2013, respectively.
The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2014, the Company owned $39.2 billion in residential loans, representing 30% of total LHFI, and had $10.9 billion in commitments to extend credit on home equity lines and $3.4 billion in mortgage loan commitments. At December 31, 2013, the Company owned $43.2 billion in residential loans, representing 34% of total LHFI, and had $11.2 billion in commitments to extend credit on home equity lines and $2.7 billion in mortgage loan commitments. Of the residential loans owned at September 30, 2014 and December 31, 2013, 2% and 8%, respectively, were guaranteed by a federal agency or a GSE.
Included in the residential mortgage portfolio were $11.7 billion and $12.4 billion of mortgage loans at September 30, 2014 and December 31, 2013, respectively, that included terms such as an interest only feature, a high original LTV ratio, or a second lien position that may increase the Company’s exposure to credit risk and result in a concentration of credit risk. Of these mortgage loans, $4.4 billion and $5.5 billion, respectively, were interest only loans, primarily with a ten year interest only period. Approximately $919 million and $1.1 billion of those interest only loans at September 30, 2014 and December 31, 2013, respectively, were loans with no MI and were either first liens with combined original LTV ratios in excess of 80% or were second liens. Additionally, the Company owned approximately $7.3 billion and $6.9 billion of amortizing loans with no MI at September 30, 2014 and December 31, 2013, respectively, comprised of first liens with combined original LTV ratios in excess of 80% and second liens. Despite changes in underwriting guidelines that have curtailed the origination of high LTV loans, the balances of such loans have increased due to lending to high credit quality clients.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses consists of the ALLL and the reserve for unfunded commitments. Activity in the allowance for credit losses is summarized in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$2,046	$2,172	$2,094	$2,219
Provision for loan losses	93	92	275	448
(Benefit)/provision for unfunded commitments	—	3	(7)	5
Loan charge-offs	(164)	(189)	(473)	(695)
Loan recoveries	36	43	122	144
Balance at end of period	$2,011	$2,121	$2,011	$2,121

Components:
ALLL			$1,968	$2,071
Unfunded commitments reserve[1]			43	50
Allowance for credit losses			$2,011	$2,121
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

Activity in the ALLL by loan segment for the three months ended September 30, 2014 and 2013 is presented in the tables below:

	Three Months Ended September 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$958	$875	$170	$2,003
Provision for loan losses	25	34	34	93
Loan charge-offs	(26)	(104)	(34)	(164)
Loan recoveries	14	12	10	36
Balance at end of period	$971	$817	$180	$1,968

	Three Months Ended September 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$919	$1,046	$160	$2,125
Provision for loan losses	77	(6)	21	92
Loan charge-offs	(52)	(109)	(28)	(189)
Loan recoveries	13	21	9	43
Balance at end of period	$957	$952	$162	$2,071

	Nine Months Ended September 30, 2014
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$946	$930	$168	$2,044
Provision for loan losses	82	114	79	275
Loan charge-offs	(97)	(279)	(97)	(473)
Loan recoveries	40	52	30	122
Balance at end of period	$971	$817	$180	$1,968

	Nine Months Ended September 30, 2013
(Dollars in millions)	Commercial	Residential	Consumer	Total
Balance at beginning of period	$902	$1,131	$141	$2,174
Provision for loan losses	183	184	81	448
Loan charge-offs	(176)	(430)	(89)	(695)
Loan recoveries	48	67	29	144
Balance at end of period	$957	$952	$162	$2,071

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

Notes to Consolidated Financial Statements (Unaudited), continued

The Company’s LHFI portfolio and related ALLL is shown in the tables below:

	September 30, 2014
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$129	$8	$2,616	$313	$123	$7	$2,868	$328
Collectively evaluated	70,965	963	36,322	504	21,712	173	128,999	1,640
Total evaluated	71,094	971	38,938	817	21,835	180	131,867	1,968
LHFI at fair value	—	—	284	—	—	—	284	—
Total LHFI	$71,094	$971	$39,222	$817	$21,835	$180	$132,151	$1,968

	December 31, 2013
	Commercial		Residential		Consumer		Total
(Dollars in millions)	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL	Carrying Value	Associated ALLL
Individually evaluated	$171	$10	$2,878	$345	$110	$8	$3,159	$363
Collectively evaluated	64,139	936	40,010	585	20,267	160	124,416	1,681
Total evaluated	64,310	946	42,888	930	20,377	168	127,575	2,044
LHFI at fair value	—	—	302	—	—	—	302	—
Total LHFI	$64,310	$946	$43,190	$930	$20,377	$168	$127,877	$2,044

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is required to be tested for impairment on an annual basis, which is performed by the Company as of September 30, 2014, or as events occur or circumstances change that (i) would more likely than not reduce the fair value of a reporting unit below its carrying amount, or (ii) indicate that it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. The fair value of a reporting unit is determined by using discounted cash flow analyses and, when applicable, guideline company information. The carrying value of a reporting unit is determined using an equity allocation methodology that allocates the total equity of the Company to each of its reporting units considering both regulatory risk-based capital and tangible assets relative to tangible equity. See Note 1, "Significant Accounting Policies" in the 2013 Annual Report on Form 10-K for further information regarding the Company's goodwill accounting policy. The Company performed a goodwill impairment analysis for all of its reporting units with goodwill balances at September 30, 2014 and determined that the fair values were in excess of the respective carrying values by the following percentages:

Consumer Banking and Private Wealth Management        68%
Wholesale Banking                    13%

Notes to Consolidated Financial Statements (Unaudited), continued

As discussed in Note 2, "Acquisitions/Dispositions," the Company completed the sale of its asset management subsidiary, RidgeWorth, during the second quarter of 2014. Also, during the nine months ended September 30, 2013, branch-managed business banking clients were transferred from Wholesale Banking to Consumer Banking and Private Wealth Management, resulting in the reallocation of $300 million in goodwill. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30 are as follows:

(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Total
Balance, January 1, 2014	$4,262	$2,107	$6,369
Acquisition of Lantana Oil and Gas Partners, Inc.	—	8	8
Sale of RidgeWorth	—	(40)	(40)
Balance, September 30, 2014	$4,262	$2,075	$6,337
Balance, January 1, 2013	$3,962	$2,407	$6,369
Intersegment transfers	300	(300)	—
Balance, September 30, 2013	$4,262	$2,107	$6,369

Other Intangible Assets
Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in millions)	Core Deposit Intangibles	MSRs - Fair Value	Other	Total
Balance, January 1, 2014	$4	$1,300	$30	$1,334
Amortization	(4)	—	(6)	(10)
MSRs originated	—	137	—	137
MSRs purchased	—	109	—	109
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	(117)	—	(117)
Other changes in fair value [2]	—	(123)	—	(123)
Sale of MSRs	—	(1)	—	(1)
Sale of RidgeWorth	—	—	(9)	(9)
Balance, September 30, 2014	$—	$1,305	$15	$1,320

Balance, January 1, 2013	$17	$899	$40	$956
Amortization	(10)	—	(8)	(18)
MSRs originated	—	302	—	302
Changes in fair value:
Due to changes in inputs and assumptions [1]	—	260	—	260
Other changes in fair value [2]	—	(212)	—	(212)
Sale of MSRs	—	(1)	—	(1)
Balance, September 30, 2013	$7	$1,248	$32	$1,287
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

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine months ended September 30, 2014 was $81 million and $241 million, respectively, and $79 million and $232 million for the three and nine months ended September 30, 2013, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited), continued

At September 30, 2014 and December 31, 2013, the total UPB of mortgage loans serviced was $135.8 billion and $136.7 billion, respectively. Included in these amounts were $109.1 billion and $106.8 billion at September 30, 2014 and December 31, 2013, respectively, of loans serviced for third parties. During the nine months ended September 30, 2014 and 2013, the Company sold MSRs, at a price approximating their fair value, on residential loans with a UPB of $612 million and $2.1 billion, respectively. The Company purchased MSRs on residential loans with a UPB of $9.0 billion during the nine months ended September 30, 2014; however, only $3.0 billion of these loans are reflected in the UPB amounts above as the transfer of servicing for the remainder is scheduled for the fourth quarter of 2014. No MSRs were purchased during the nine months ended September 30, 2013.
The Company determines the fair value of the MSRs using a valuation model that calculates the present value of the estimated future net servicing income. The model incorporates a number of assumptions as MSRs do not trade in an active and open market with readily observable prices. The Company determines fair value using prepayment projections, spreads, and other assumptions that are compared to various sources of market data including independent third party valuations and industry surveys. Senior management and the STM Valuation Committee review all significant assumptions at least quarterly, since many factors can affect the fair value of MSRs. Changes to the valuation model inputs and assumptions are reflected in the periods' results.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs at September 30, 2014 and December 31, 2013, and the sensitivity of the fair values to immediate 10% and 20% adverse changes in those assumptions are shown in the table below.

(Dollars in millions)	September 30, 2014	December 31, 2013
Fair value of retained MSRs	$1,305	$1,300
Prepayment rate assumption (annual)	9%	8%
Decline in fair value from 10% adverse change	$45	$38
Decline in fair value from 20% adverse change	87	74
Option adjusted spread/discount rate (annual) [1]	10%	12%
Decline in fair value from 10% adverse change	$64	$66
Decline in fair value from 20% adverse change	123	126
Weighted-average life (in years)	7.1	7.7
Weighted-average coupon	4.2%	4.4%
1 Option adjusted spread was a key assumption used to estimate the fair value of the Company's MSRs at September 30, 2014. For periods prior to September 30, 2014, a discount rate was used.
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

NOTE 8 - CERTAIN TRANSFERS OF FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES
Certain Transfers of Financial Assets and Related Variable Interest Entities
As discussed in Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K, the Company has transferred loans and securities in sale or securitization transactions in which the Company has, or had, continuing involvement. Except as specifically noted herein, the Company is not required to provide additional financial support to any of the entities to which the Company has transferred financial assets, nor has the Company provided any support it was not otherwise obligated to provide. Further, during the nine months ended September 30, 2014, the Company evaluated whether any of its previous conclusions regarding whether it is the primary beneficiary of the VIEs described below should be changed based upon events occurring during the period. These evaluations did not result in changes to previous consolidation conclusions, except for one CLO entity which is described in detail in the "Commercial and Corporate Loans" section of this footnote. No events occurred during the nine months ended September 30, 2014 that changed the Company’s sale accounting conclusion in regards to previously transferred residential mortgage loans, student loans, commercial and corporate loans, or CDO securities.

Notes to Consolidated Financial Statements (Unaudited), continued

When evaluating transfers and other transactions with VIEs for consolidation, the Company first determines if it has a VI in the VIE. A VI is typically in the form of securities representing retained interests in transferred assets and, at times, servicing rights and collateral manager fees. If the Company has a VI in an entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE to determine if the Company should consolidate the VIE.
Below is a summary of transfers of financial assets to VIEs for which the Company has retained some level of continuing involvement, which supplements Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.
Residential Mortgage Loans
The Company typically transfers first lien residential mortgage loans in conjunction with Ginnie Mae, Fannie Mae, and Freddie Mac securitization transactions whereby the loans are exchanged for cash or securities that are readily redeemable for cash proceeds and servicing rights. The Company sold residential mortgage loans to these entities, which resulted in a pre-tax net gain of $50 million and a pre-tax net loss of $169 million, including servicing rights, for the three months ended September 30, 2014 and 2013, respectively, and pre-tax net gains of $155 million and $112 million for the nine months ended September 30, 2014 and 2013, respectively. These net gains/losses are included within mortgage production related income/(loss) in the Consolidated Statements of Income. These net gains/losses include the change in value of the loans as a result of changes in interest rates from the time the related IRLCs were issued to the borrowers but do not include the results of hedging activities initiated by the Company to mitigate this market risk. See Note 12, “Derivative Financial Instruments,” for further discussion of the Company’s hedging activities. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred under Ginnie Mae, Fannie Mae, and Freddie Mac programs, and those representations and warranties are discussed in Note 13, “Guarantees.”
In a limited number of securitizations, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The received securities are carried at fair value as either trading assets or securities AFS. At September 30, 2014 and December 31, 2013, the fair value of securities received totaled $65 million and $71 million, respectively, and were valued using a third party pricing service.
The Company evaluated these securitization transactions for consolidation under the VIE consolidation guidance. As servicer of the underlying loans, the Company is generally deemed to have power over the securitization entity. However, if a single party, such as the issuer or the master servicer, effectively controls the servicing activities or has the unilateral ability to terminate the Company as servicer without cause, then that party is deemed to have power over the entity. In almost all of its securitization transactions, the Company does not have power over the VIE as a result of these rights held by the master servicer. In certain transactions, the Company does have power as the servicer; however, the Company does not also have an obligation to absorb losses or the right to receive benefits that could potentially be significant. The absorption of losses and the receipt of benefits would generally manifest itself through the retention of senior or subordinated interests in the securitization. Total assets at September 30, 2014 and December 31, 2013, of the unconsolidated trusts in which the Company has a VI were $297 million and $350 million, respectively.
The Company’s maximum exposure to loss related to the unconsolidated VIEs in which it holds a VI is comprised of the loss of value of any interests it retains and any repurchase obligations it incurs as a result of a breach of representations and warranties, discussed further in Note 13, “Guarantees.”
Commercial and Corporate Loans
The Company has involvement with CLO entities that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the entities. The Company currently holds certain securities issued by these entities and previously acted as collateral manager for the CLOs; however, upon the sale of RidgeWorth in May 2014, the Company is no longer the collateral manager. The Company previously determined that it was the primary beneficiary of, and thus, had consolidated one of these CLOs as it had both the power to direct the activities that most significantly impacted the entity’s economic performance and the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the CLO. The Company's involvement with this CLO includes ownership in one of the senior interests in the CLO and certain preference shares. Since the Company is no longer the collateral manager for the CLO, the Company no longer possesses the power to direct the activities that most significantly impact the economic performance of the VIE; therefore, the Company is no longer the primary beneficiary of this CLO and in connection with the sale of RidgeWorth, the CLO was deconsolidated.

Notes to Consolidated Financial Statements (Unaudited), continued

At December 31, 2013, the Company’s Consolidated Balance Sheets reflected $261 million of loans held by the CLO and $256 million of debt issued by the CLO.
At September 30, 2014, all CLOs that the Company has involvement with are considered to be VIEs and are unconsolidated. The Company has determined that it is not the primary beneficiary of these entities as it does not possess the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's preference share exposure was valued at $5 million and $3 million at September 30, 2014 and December 31, 2013, respectively. The Company's senior interest exposure was valued at $19 million and $26 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, unconsolidated VIEs that the Company had involvement with had $742 million and $1.6 billion of estimated assets, respectively, and $693 million and $1.6 billion of estimated liabilities, respectively.
Student Loans
During 2006, the Company completed a securitization of government-guaranteed student loans through a transfer of loans to a securitization SPE, which previously qualified as a QSPE, and retained the related residual interest in the SPE. The Company concluded that this securitization of government-guaranteed student loans should be consolidated. At September 30, 2014 and December 31, 2013, the Company’s Consolidated Balance Sheets reflected $315 million and $344 million, respectively, of assets held by the Student Loan entity and $312 million and $341 million, respectively, of debt issued by the Student Loan entity.
Payments from the assets in the SPE must first be used to settle the obligations of the SPE, with any remaining payments remitted to the Company as the owner of the residual interest. To the extent that losses are incurred on the SPE’s assets, the SPE has recourse to the federal government as the guarantor, up to a maximum guarantee of 97%. Losses in excess of the government guarantee reduce the amount of available cash payable to the Company as the owner of the residual interest. To the extent that losses result from a breach of the master servicer’s servicing responsibilities, the SPE has recourse to the Company; the Company may be required to repurchase the defaulting loan(s) from the SPE at par value. If the breach was caused by the subservicer, the Company has recourse to seek reimbursement from the subservicer up to the guaranteed amount. The Company’s maximum exposure to loss related to the SPE is represented by the potential losses resulting from a breach of servicing responsibilities. To date, all loss claims filed with the guarantor that have been denied due to servicing errors have either been cured or reimbursement has been provided to the Company by the subservicer.
CDO Securities
The Company has transferred bank trust preferred securities to securitization entities, which have been determined to be VIEs. The Company concluded that it was not the primary beneficiary of any of these VIEs as the Company lacked the power to direct the significant activities of the entities. During the first quarter of 2014, the Company sold all of its remaining exposures to these VIEs. For further details on these entities refer to Note 10, "Certain Transfers of Financial Assets and Variable Interest Entities," to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.

The following tables present information related to the Company’s asset transfers in which it has continuing economic involvement.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Cash flows on interests held [1]:
Residential Mortgage Loans [2]	$2	$8	$13	$24
Commercial and Corporate Loans	—	—	—	1
CDO Securities	—	—	1	1
Total cash flows on interests held	$2	$8	$14	$26
Servicing or management fees [1]:
Residential Mortgage Loans [2]	$—	$1	$1	$2
Commercial and Corporate Loans	—	2	4	7
Total servicing or management fees	$—	$3	$5	$9
1 The transfer activity is related to unconsolidated VIEs.
2 Does not include GSE mortgage loan transfers

Notes to Consolidated Financial Statements (Unaudited), continued

The following table presents portfolio and delinquency balances for accruing loans 90 days or more past due and all nonaccrual loans at September 30, 2014 and December 31, 2013, as well as net charge-offs related to managed portfolio loans (including those that are owned or consolidated by the Company and those that have been transferred with servicing retained) for the three and nine months ended September 30, 2014 and 2013:

	Portfolio Balance [1]		Past Due and Nonaccrual [2]				Net Charge-offs
	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)							2014	2013	2014	2013
Type of loan:
Commercial	$71,094	$64,310	$232		$272		$12	$39	$57	$128
Residential	39,222	43,190	968		1,296		92	88	227	363
Consumer	21,835	20,377	628		631		24	19	67	60
Total loan portfolio	132,151	127,877	1,828		2,199		128	146	351	551
Managed securitized loans:
Commercial	—	1,617	—		29		—	—	—	—
Residential	103,675	100,695	304	[3]	493	[3]	6	5	13	19
Total managed loans	$235,826	$230,189	$2,132		$2,721		$134	$151	$364	$570
1 Excludes $1.7 billion of LHFS at both September 30, 2014 and December 31, 2013.
2 Excludes $53 million and $17 million of past due LHFS at September 30, 2014 and December 31, 2013, respectively.
3 Excludes loans that have completed the foreclosure or short sale process (i.e. involuntary prepayments).

Other Variable Interest Entities
In addition to the Company’s involvement with certain VIEs related to transfers of financial assets, the Company also has involvement with VIEs from other business activities.
Total Return Swaps
The Company has involvement with various VIEs related to its TRS business. At September 30, 2014 and December 31, 2013, the Company had $1.7 billion and $1.5 billion, respectively, in senior financing outstanding to VIEs, which was classified within trading assets and derivatives on the Consolidated Balance Sheets and carried at fair value. These VIEs had entered into TRS contracts with the Company with outstanding notional amounts of $1.7 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively, and the Company had entered into mirror-image TRS contracts with third parties with the same outstanding notional amounts. At September 30, 2014, the fair values of these TRS assets and liabilities were $10 million and $7 million, respectively, and at December 31, 2013, the fair values of these TRS assets and liabilities were $35 million and $31 million, respectively, reflecting the pass-through nature of these structures. The notional amounts of the TRS contracts with the VIEs represent the Company’s maximum exposure to loss, although such exposure to loss has been mitigated via the TRS contracts with third parties. For additional information on the Company’s TRS with these VIEs, see Note 12, “Derivative Financial Instruments,” as well as Note 10, “Certain Transfers of Financial Assets and Variable Interest Entities,” to the Company's 2013 Annual Report on Form 10-K. There have been no changes to the Company's consolidation conclusions regarding the VIEs, as described in the Company's 2013 Annual Report on Form 10-K, since December 31, 2013.
Community Development Investments
As part of its community reinvestment initiatives, the Company invests primarily within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for various investments. The Company has determined that the large majority of the related partnerships are VIEs. For partnerships where the Company operates as the general partner, the Company consolidates these partnerships on its Consolidated Balance Sheets. As the general partner, the Company typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. At September 30, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash attributable to the consolidated entities, and total liabilities, were immaterial. While the obligations of the general partner are generally non-recourse to the Company, as the general partner, the Company may from time to time step in when needed to fund deficits. During the three and nine months ended September 30, 2014 and 2013, the Company did not provide any significant amount of funding as the general partner or to cover any deficits the partnerships may have generated.

Notes to Consolidated Financial Statements (Unaudited), continued

For other partnerships, the Company invests in limited partner interests. The Company has determined that it is not the primary beneficiary of these partnerships and accounts for its interests in accordance with the accounting requirements for investments in affordable housing projects. The general partner or an affiliate of the general partner provides guarantees to the limited partner, which protects the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. Assets of $1.5 billion in these partnerships were not included in the Consolidated Balance Sheets at both September 30, 2014 and December 31, 2013. The limited partner interests had carrying values of $300 million and $252 million at September 30, 2014 and December 31, 2013, respectively, and are recorded in other assets in the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these investments totaled $806 million and $697 million at September 30, 2014 and December 31, 2013, respectively. The Company’s maximum exposure to loss would be borne by the loss of the equity investments along with $361 million and $303 million of loans, interest-rate swaps, or letters of credit issued by the Company to the entities at September 30, 2014 and December 31, 2013, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the entities upon the entities meeting certain conditions. If these conditions are met, the Company will invest these additional amounts in the entities.
As indicated in Note 1, "Significant Accounting Policies," the Company adopted ASU 2014-01 in the first quarter of 2014, which allowed amortization of qualified affordable housing investments within the scope of the ASU to be presented net of the income tax credits in the provision for income taxes. During the three months ended September 30, 2014 and 2013, the Company recognized $15 million and $16 million of tax credits, respectively, and $14 million and $13 million of amortization expense, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized $45 million of tax credits, and $41 million and $33 million of amortization expense, respectively, in the provision for income taxes. For community development investments not within the scope of ASU 2014-01, the Company continues to record amortization of the investment in noninterest expense.
Additionally, the Company owns noncontrolling interests in funds whose purpose is to invest in community developments. At September 30, 2014 and December 31, 2013, the Company's investment in these funds totaled $146 million and $138 million, respectively, and the Company's maximum exposure to loss on its equity investments, which is comprised of its investments in the funds plus any additional unfunded equity commitments, was $242 million and $217 million, respectively.
When the Company owns both the limited partner and general partner interests or acts as the indemnifying party, the Company consolidates the entities. At September 30, 2014 and December 31, 2013, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated non-VIE partnerships were $115 million and $151 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third party borrowings, were $55 million and $58 million, respectively.
The Company has designated certain consolidated affordable housing properties as held for sale, and accordingly recognizes them at the lower of their carrying value or estimated fair value less costs to sell. See the "Non-recurring Fair Value Measurements," section of Note 14, "Fair Value Election and Measurement," for additional detail. At September 30, 2014, the carrying value of properties held for sale was $72 million. Disposition of these properties is expected to be completed within the next six months.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 9 – NET INCOME PER COMMON SHARE
Equivalent shares of 15 million and 20 million related to common stock options and common stock warrants outstanding at September 30, 2014 and 2013, respectively, were excluded from the computations of diluted net income per average common share because they would have been anti-dilutive.
Reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding are included below.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2014	2013	2014	2013
Net income	$576	$189	$1,380	$918
Preferred dividends	(9)	(9)	(28)	(28)
Dividends and undistributed earnings allocated to unvested shares	(4)	(1)	(9)	(6)
Net income available to common shareholders	$563	$179	$1,343	$884
Average basic common shares	527	534	529	535
Effect of dilutive securities:
Stock options	2	1	2	1
Restricted stock and warrants	4	4	4	3
Average diluted common shares	533	539	535	539
Net income per average common share - diluted	$1.06	$0.33	$2.51	$1.64
Net income per average common share - basic	$1.07	$0.33	$2.54	$1.65

NOTE 10 - INCOME TAXES
The provision for income taxes was an expense of $67 million, which included a $130 million tax benefit related to the completion of a tax authority examination, and a benefit of $133 million for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate for the three months ended September 30, 2014 was 10.4% and cannot be compared to the three months ended September 30, 2013 as the effective tax rate for that three-month period was not meaningful. The provision for income taxes was $364 million and $184 million for the nine months ended September 30, 2014 and 2013, respectively, representing effective tax rates of 20.9% and 16.7%, respectively. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2014 and 2013, by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period.
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
The Company's liability for UTBs was $158 million and $291 million at September 30, 2014 and December 31, 2013, respectively. The decrease in the liability for UTBs was primarily due to the completion of a tax authority examination. It is reasonably possible that the liability for UTBs could decrease by as much as $50 million during the next 12 months due to the completion of tax authority examinations and expiration of statutes of limitations.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company sponsors various short-term incentive plans and LTI plans for eligible employees, which may be delivered through various incentive programs, such as RSUs, restricted stock, and LTI cash. AIP is the Company's short-term cash incentive plan for key employees that provides for potential annual cash awards based on the Company's performance and/or the achievement of business unit and individual performance objectives. Awards under the LTI cash plan generally cliff vest over a period of three years from the date of the award and are paid in cash. All incentive awards are subject to clawback provisions. Compensation expense for these incentive plans with cash payouts was $61 million and $30 million for the three months ended September 30, 2014 and 2013, respectively and $157 million and $108 million for the nine months ended September 30, 2014 and 2013.

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

In February 2014, the Compensation Committee and Board of Directors approved, subject to shareholder approval, an amendment to the 2009 Stock Plan to remove the sub-limit on shares available for grant that may be issued as restricted stock or RSUs. Following shareholder approval of the Plan amendment, which occurred on April 22, 2014, all of the 17 million remaining authorized shares previously under the Plan became available for grant as stock options, stock appreciation rights, restricted stock, or RSUs. Prior to the Plan amendment, only a portion of such shares were available to be granted as either restricted stock or RSUs. At September 30, 2014, approximately 17 million shares remained available for grant.

Shares or units of restricted stock may be granted to employees and directors. Generally, grants to employees either cliff vest after three years or vest pro rata annually over three years. Restricted stock grants may be subject to one or more criteria, including employment, performance, or other conditions as established by the Compensation Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares on the grant date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock. SunTrust does not pay dividends on unvested RSU awards but instead accrue and reinvest them in equivalent shares of SunTrust common stock and pay them only if the underlying RSU award vests. Generally, RSU awards are classified as equity.

Stock options were granted at an exercise price that was no less than the fair market value of a share of SunTrust common stock on the grant date and were either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest pro-rata over three years and generally have a maximum contractual life of ten years. Upon exercise, shares are generally issued from treasury stock. No stock options were granted during the nine months ended September 30, 2014, consistent with the Company's decision to discontinue the issuance of stock options in 2014. The weighted average fair value of options granted during the nine months of 2013 was $7.37 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions for the nine months ended September 30, 2013:

Dividend yield	1.28%
Expected stock price volatility	30.98
Risk-free interest rate (weighted average)	1.02
Expected life of options	6 years

Notes to Consolidated Financial Statements (Unaudited), continued

Stock-based compensation expense recognized in noninterest expense for the three and nine months ended September 30, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Stock-based compensation expense:
Stock options	$—	$1	$1	$5
Restricted stock	7	9	21	24
RSUs	5	2	27	15
Total stock-based compensation expense	$12	$12	$49	$44

The recognized stock-based compensation tax benefit was $5 million for both the three months ended September 30, 2014 and 2013, and $19 million and $17 million for the nine months ended September 30, 2014 and 2013, respectively.

Retirement Plans
SunTrust did not contribute to either of its noncontributory qualified retirement plans ("Retirement Benefit Plans") during the nine months ended September 30, 2014. The expected long-term rates of return on plan assets net of administrative fees for the Retirement Benefit Plans are 7.0% for the SunTrust Retirement Plan and 6.5% for the NCF Retirement Plan for 2014.
Anticipated employer contributions/benefit payments for 2014 are $7 million for the SERP. During the three and nine months ended September 30, 2014, the contributions/benefit payments were $2 million and $4 million, respectively. During the three and nine months ended September 30, 2013, the contributions/benefits payments were $3 million and $7 million, respectively.
SunTrust contributed less than $1 million to the Postretirement Welfare Plan during both the three and nine months ended September 30, 2014 and 2013. Additionally, SunTrust expects to receive a Medicare Part D Subsidy reimbursement for 2014 of less than $1 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare Plan is 5.25% for 2014.

Notes to Consolidated Financial Statements (Unaudited), continued

Components of net periodic benefit for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30
	2014		2013
(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits	Pension Benefits [1]	Other Postretirement Benefits
Service cost	$2	$—	$2	$—
Interest cost/(credit)	31	(1)	28	1
Expected return on plan assets	(50)	(1)	(48)	(1)
Recognized net actuarial loss	4	—	6	—
Net periodic benefit	($13)	($2)	($12)	$—

	Nine Months Ended September 30
	2014		2013
(Dollars in millions)	Pension Benefits [1]	Other Postretirement Benefits	Pension Benefits [1]	Other Postretirement Benefits
Service cost	$4	$—	$4	$—
Interest cost	93	2	84	4
Expected return on plan assets	(150)	(4)	(143)	(4)
Amortization of prior service credit	—	(4)	—	—
Recognized net actuarial loss	12	—	19	—
Net periodic benefit	($41)	($6)	($36)	$—
1 Administrative fees are recognized in service cost for each of the periods presented.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. ALCO monitors all derivative activities. When derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its VAR methodology that monitors total daily exposure and seeks to manage the exposure on an overall basis. Derivatives are also used as a risk management tool to hedge the Company’s balance sheet exposure to changes in identified cash flow and fair value risks, either economically or in accordance with hedge accounting provisions. The Company’s Corporate Treasury function is responsible for employing the various hedge accounting strategies to manage these objectives. Additionally, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives and any embedded derivatives that the Company bifurcates from the host contracts are carried at fair value in the Consolidated Balance Sheets in trading assets and derivatives and trading liabilities and derivatives. The associated gains and losses are either recognized in AOCI, net of tax, or within the Consolidated Statements of Income, depending upon the use and designation of the derivatives.
Credit and Market Risk Associated with Derivatives
Derivatives expose the Company to credit risk. The Company minimizes the credit risk of derivatives by entering into transactions with counterparties with defined exposure limits based on credit quality that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an ISDA or other master agreement, and depending on the nature of the derivative, bilateral collateral agreements are typically in place as well. In 2013, the Company became subject to OTC derivative clearing requirements as a registered swap dealer. As a result, certain derivatives are now required to be cleared through central clearing members in which the Company is required to post initial margin and, in addition, to further mitigate the risk of non-payment, variation margin is received or paid daily based on the net asset or liability position of the contracts. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legal right of offset with that counterparty, the Company considers its exposure to the counterparty to be the net market

Notes to Consolidated Financial Statements (Unaudited), continued

value of its derivative positions with that counterparty if an asset, adjusted for held collateral. At September 30, 2014, these net derivative asset positions were $855 million, representing the $1.2 billion of derivative net gains adjusted for cash and other collateral of $370 million that the Company held in relation to these gain positions. At December 31, 2013, net derivative asset positions were $1.0 billion, representing $1.5 billion of derivative net gains, adjusted for cash and other collateral of $523 million that the Company held in relation to these gain positions.
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
Derivative instruments are priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to recognize. Generally, the expected loss of each counterparty is estimated using the Company’s internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. Additionally, counterparty exposure is evaluated by offsetting positions that are subject to master netting arrangements, as well as by considering the amount of marketable collateral securing the position. All counterparties and defined exposure limits are explicitly approved. Counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach is also used by the Company to estimate its own credit risk on derivative liability positions. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $13 million and $16 million at September 30, 2014 and December 31, 2013, respectively.
Currently, the majority of the Company’s derivatives contain contingencies that relate to the creditworthiness of the Bank. These contingencies, which are contained in industry standard master netting agreements, may be considered events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted to close-out net at amounts, that would approximate the then-fair values of the derivatives, resulting in a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. Additionally, certain of the Company’s derivative liability positions, totaling $916 million and $941 million in fair value at September 30, 2014 and December 31, 2013, respectively, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an ATE that permits the counterparties to close-out net and apply collateral or, where a CSA is present, require the Bank to post additional collateral. At September 30, 2014, the Bank carried senior long-term debt ratings of A3/BBB+ from three of the major ratings agencies. During October 2014 one of the agencies upgraded the Bank's senior long term rating to "A-." At September 30, 2014, ATEs have been triggered for approximately $6 million in fair value liabilities. For illustrative purposes, if the Bank were downgraded to BB+, ATEs would be triggered in derivative liability contracts that had a total fair value of $2 million at September 30, 2014; ATEs do not exist at lower ratings levels. At September 30, 2014, $910 million in fair value of derivative liabilities were subject to CSAs, against which the Bank has posted $869 million in collateral, primarily in the form of cash. If requested by the counterparty pursuant to the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts at September 30, 2014, of $12 million if the Bank were downgraded to Baa3/BBB-, and any further downgrades to Ba1/BB+ or below do not contain predetermined collateral posting levels.

Notional and Fair Value of Derivative Positions
The following tables present the Company’s derivative positions at September 30, 2014 and December 31, 2013. The notional amounts in the tables are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2014 and December 31, 2013. Gross positive and gross negative fair value amounts associated with respective notional amounts are presented without consideration of any netting agreements, including collateral arrangements. Net fair value derivative amounts are adjusted on an aggregate basis, where applicable, to take into consideration the effects of legally enforceable master netting agreements, including any cash collateral received or paid, and are recognized in trading assets and derivatives or trading liabilities and derivatives on the Consolidated Balance Sheets. For contracts constituting a combination of options that contain a written option and a purchased option (such as a collar), the notional amount of each option is presented separately, with the purchased notional amount generally being presented as an Asset Derivative and the written notional amount being presented as a Liability Derivative. For contracts that contain a combination of options, the fair value is generally presented as a single value with the purchased notional amount if the combined fair value is positive, and with the written notional amount, if the combined fair value is negative.

Notes to Consolidated Financial Statements (Unaudited), continued

	September 30, 2014
	Asset Derivatives		Liability Derivatives
(Dollars in millions)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Derivatives designated in cash flow hedging relationships [1]
Interest rate contracts hedging floating rate loans	$16,900	$241	$5,750	$17
Derivatives designated in fair value hedging relationships [2]
Interest rate contracts covering fixed rate debt	1,000	35	1,300	1
Interest rate contracts covering brokered CDs	—	—	30	—
Total	1,000	35	1,330	1
Derivatives not designated as hedging instruments [3]
Interest rate contracts covering:
Fixed rate debt	—	—	60	6
MSRs	3,738	69	8,041	21
LHFS, IRLCs [4]	1,876	4	3,081	5
Trading activity [5]	61,577	2,172	61,727	1,997
Foreign exchange rate contracts covering trading activity	2,809	80	2,287	74
Credit contracts covering:
Loans	—	—	572	8
Trading activity [6]	1,749	11	1,764	7
Equity contracts - Trading activity [5]	21,079	2,703	27,872	2,872
Other contracts:
IRLCs and other [7]	2,202	17	345	12
Commodities	273	8	263	7
Total	95,303	5,064	106,012	5,009
Total derivatives	$113,203	$5,340	$113,092	$5,027

Total gross derivatives, before netting		$5,340		$5,027
Less: Legally enforceable master netting agreements		(3,791)		(3,791)
Less: Cash collateral received/paid		(312)		(876)
Total derivatives, after netting		$1,237		$360
1 See “Cash Flow Hedges” in this Note for further discussion.
2 See “Fair Value Hedges” in this Note for further discussion.
3 See “Economic Hedging and Trading Activities” in this Note for further discussion.
4 Amount includes $1.1 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily, one day in arrears. The derivative asset or liability associated with the one day lag is included in the fair value column of this table.
5 Amounts include $13.3 billion and $409 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative assets/liabilities associated with the one day lag are included in the fair value column of this table.
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
5 Amounts include $15.2 billion and $157 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily, one day in arrears. The derivative asset associated with the one day lag is included in the fair value column of this table.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Impact of Derivatives on the Consolidated Statements of Income and Shareholders’ Equity
The impacts of derivatives on the Consolidated Statements of Income and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2014 and 2013 are presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in millions)	Amount of pre-tax loss recognized in OCI on Derivatives (Effective Portion)	Classification of gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging floating rate loans [1]	($31)	Interest and fees on loans	$76	$36	$225
1 During the three and nine months ended September 30, 2014, the Company also reclassified $23 million and $77 million, respectively, pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in millions)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of gain/(loss) recognized in Income on Hedges (Ineffective Portion)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of gain recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	($7)	$7	$—	$10	($9)	$1
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (loss)/gain recognized in Income on Derivatives	Amount of gain recognized in Income on Derivatives during the Three Months Ended September 30, 2014	Amount of (loss)/gain recognized in Income on Derivatives during the Nine Months Ended September 30, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	$—	($1)
MSRs	Mortgage servicing related income	17	138
LHFS, IRLCs	Mortgage production related income/(loss)	4	(92)
Trading activity	Trading income	9	35
Foreign exchange rate contracts covering:
Trading activity	Trading income	44	43
Credit contracts covering:
Loans	Other noninterest income	1	—
Trading activity	Trading income	4	13
Equity contracts - trading activity	Trading income	1	4
Other contracts - IRLCs	Mortgage production related income/(loss)	52	190
Total		$132	$330

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in millions)	Amount of pre-tax gain recognized in OCI on Derivatives (Effective Portion)	Classification of gain/(loss) reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax (loss)/gain recognized in OCI on Derivatives (Effective Portion)	Amount of pre-tax gain reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Interest rate contracts hedging forecasted debt	$—	Interest on long-term debt	$—	($2)	$—
Interest rate contracts hedging floating rate loans [1]	60	Interest and fees on loans	80	17	246
Total	$60		$80	$15	$246
1 During the three and nine months ended September 30, 2013, the Company also reclassified $21 million and $69 million, respectively, pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated and are reclassified into earnings in the same period in which the forecasted transaction occurs.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in millions)	Amount of gain on Derivatives recognized in Income	Amount of loss on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)	Amount of loss on Derivatives recognized in Income	Amount of gain on related Hedged Items recognized in Income	Amount of loss recognized in Income on Hedges (Ineffective Portion)
Derivatives in fair value hedging relationships:
Interest rate contracts hedging fixed rate debt [1]	$4	($6)	($2)	($19)	$18	($1)
1 Amounts are recognized in trading income in the Consolidated Statements of Income.

(Dollars in millions)	Classification of (loss)/gain recognized in Income on Derivatives	Amount of (loss)/gain recognized in Income on Derivatives during the Three Months Ended September 30, 2013	Amount of gain/(loss) recognized in Income on Derivatives during the Nine Months Ended September 30, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts covering:
Fixed rate debt	Trading income	($1)	$1
MSRs	Mortgage servicing related income	(18)	($232)
LHFS, IRLCs	Mortgage production related income/(loss)	(33)	258
Trading activity	Trading income	20	46
Foreign exchange rate contracts covering:
Commercial loans	Trading income	2	1
Trading activity	Trading income	(9)	17
Credit contracts covering:
Loans	Other noninterest income	(1)	(3)
Trading activity	Trading income	6	16
Equity contracts - trading activity	Trading income	1	(14)
Other contracts - IRLCs	Mortgage production related income/(loss)	47	74
Total		$14	$164

Notes to Consolidated Financial Statements (Unaudited), continued

Netting of Derivatives
The Company has various financial assets and financial liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's securities borrowed or purchased under agreements to resell, and securities sold under agreements to repurchase, that are subject to enforceable master netting agreements or similar agreements, are discussed in Note 3, "Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase." The Company enters into ISDA or other legally enforceable industry standard master netting arrangements with derivative counterparties. Under the terms of the master netting arrangements, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted.

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

The following tables present the Company's gross derivative financial assets and liabilities at September 30, 2014 and December 31, 2013, and the related impact of enforceable master netting arrangements and cash collateral, where applicable:

(Dollars in millions)	Gross Amount	Amount Offset	Net Amount Presented in Consolidated Balance Sheets		Held/Pledged Financial Instruments	Net Amount
September 30, 2014
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$4,526	$3,613	$913		$58	$855
Derivatives not subject to master netting arrangement or similar arrangement	17	—	17		—	17
Exchange traded derivatives	797	490	307		—	307
Total derivative financial assets	$5,340	$4,103	$1,237	[1]	$58	$1,179
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,385	$4,177	$208		$19	$189
Derivatives not subject to master netting arrangement or similar arrangement	151	—	151		—	151
Exchange traded derivatives	491	490	1		—	1
Total derivative financial liabilities	$5,027	$4,667	$360	[2]	$19	$341

December 31, 2013
Derivative financial assets:
Derivatives subject to master netting arrangement or similar arrangement	$5,285	$4,239	$1,046		$51	$995
Derivatives not subject to master netting arrangement or similar arrangement	12	—	12		—	12
Exchange traded derivatives	828	502	326		—	326
Total derivative financial assets	$6,125	$4,741	$1,384	[1]	$51	$1,333
Derivative financial liabilities:
Derivatives subject to master netting arrangement or similar arrangement	$4,982	$4,646	$336		$13	$323
Derivatives not subject to master netting arrangement or similar arrangement	189	—	189		—	189
Exchange traded derivatives	502	502	—		—	—
Total derivative financial liabilities	$5,673	$5,148	$525	[2]	$13	$512
1 At September 30, 2014, $1.2 billion, net of $312 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $1.4 billion, net of $457 million offsetting cash collateral, is recognized in trading assets and derivatives within the Company's Consolidated Balance Sheets.
2 At September 30, 2014, $360 million, net of $876 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets. At December 31, 2013, $525 million, net of $864 million offsetting cash collateral, is recognized in trading liabilities and derivatives within the Company's Consolidated Balance Sheets.

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
The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. At September 30, 2014 and December 31, 2013, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are generally of high creditworthiness and typically have ISDA master netting agreements in place that subject the CDS to master netting provisions, thereby, mitigating the risk of non-payment to the Company. As such, at September 30, 2014 the Company did not have any material risk of making a non-recoverable payment on any written CDS. During 2014 and 2013, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2014, there were no written CDS positions outstanding. The fair values of written CDS were $3 million at December 31, 2013. The maximum guarantees outstanding at December 31, 2013, as measured by the gross notional amounts of written CDS, were $60 million. At September 30, 2014 and December 31, 2013, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $15 million and $70 million, respectively. The fair values of purchased CDS were less than $1 million and $3 million at September 30, 2014 and December 31, 2013, respectively.
The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same amount on the matched TRS. To mitigate its credit risk, the Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral if the fair value of the underlying reference assets deteriorates. At September 30, 2014 and December 31, 2013, there were $1.7 billion and $1.5 billion of outstanding and offsetting TRS notional balances, respectively. The fair values of the TRS derivative assets and liabilities at September 30, 2014, were $10 million and $7 million, respectively, and related collateral held at September 30, 2014, was $267 million. The fair values of the TRS derivative assets and liabilities at December 31, 2013, were $35 million and $31 million, respectively, and related collateral held at December 31, 2013, was $228 million.
The Company writes risk participations, which are credit derivatives, whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative. The Company monitors its payment risk on its risk participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivatives directly with the obligors. The obligors are all corporations or partnerships. The Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. To date, no material losses have been incurred related to the Company’s written risk participations. At September 30, 2014, the remaining terms on these risk participations generally ranged from less than one year to nine years, with a weighted average on the maximum estimated exposure of 5.4 years. The Company’s maximum estimated exposure to written risk participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $30 million and $33 million at September 30, 2014 and December 31, 2013, respectively. The fair values of the written risk participations were less than $1 million at both September 30, 2014 and December 31, 2013. As part of its trading activities, the Company may enter into purchased risk participations to mitigate credit exposure to a derivative counterparty.

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
Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. At September 30, 2014, the range of hedge maturities for hedges of floating rate loans was between less than one year and five years, with the weighted average being 1.8 years. The Company recorded no ineffectiveness on these hedges during

Notes to Consolidated Financial Statements (Unaudited), continued

the three and nine months ended September 30, 2014. Ineffectiveness on these hedges was less than $1 million during the three and nine months ended September 30, 2013. At September 30, 2014, $231 million of the deferred net gains on derivatives that are recognized in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income on these hedged items. The amount to be reclassified into income includes both active and terminated or de-designated cash flow hedges. The Company may choose to terminate or de-designate a hedging relationship in this program due to a change in the risk management objective for that specific hedge item, which may arise in conjunction with an overall balance sheet management strategy.

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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 13 – GUARANTEES

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform and make future payments should certain triggering events occur. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provision of the Company’s services. The following is a discussion of the guarantees that the Company has issued at September 30, 2014. The Company has also entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives as discussed in Note 12, “Derivative Financial Instruments.”

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
At September 30, 2014 and December 31, 2013, the maximum potential amount of the Company’s obligation was $3.2 billion and $3.3 billion for issued financial and performance standby letters of credit, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying loan obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with its credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company is entitled to reimbursement from the applicant and may or may not also hold collateral to secure its interests. An internal assessment of the PD and loss severity in the event of default is performed consistent with the methodologies used for all commercial borrowers. The management of credit risk regarding letters of credit leverages the risk rating process to focus greater visibility on higher risk and/or higher dollar letters of credit. The associated reserve is a component of the unfunded commitments reserve recorded in other liabilities in the Consolidated Balance Sheets and included in the allowance for credit losses as disclosed in Note 6, “Allowance for Credit Losses.” Additionally, unearned fees relating to letters of credit are recorded in other liabilities. The net carrying amount of unearned fees was immaterial at September 30, 2014 and December 31, 2013.

Loan Sales and Servicing
STM, a consolidated subsidiary of the Company, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business, through a combination of whole loan sales to GSEs, Ginnie Mae, and non-agency investors. Prior to 2008, the Company also sold loans through a limited number of Company-sponsored securitizations. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to third party purchasers. Subsequent to the sale, if a material underwriting deficiency or documentation defect is discovered, STM may be obligated to repurchase the mortgage loan or to reimburse an investor for losses incurred (make whole requests) if such deficiency or defect cannot be cured by STM within the specified period following discovery. Additionally, defects in the securitization process or breaches of underwriting and servicing representations and warranties can result in loan repurchases, as well as adversely affect the valuation of MSRs, servicing advances, or other mortgage loan-related exposures, such as OREO. These representations and warranties may extend through the life of the mortgage loan. STM’s risk of loss under its representations and warranties is partially driven by borrower payment performance since investors will perform extensive reviews of delinquent loans as a means of mitigating losses.

Notes to Consolidated Financial Statements (Unaudited), continued

Loan repurchase requests have arisen from loans sold during the period from January 1, 2005 to September 30, 2014, which totaled $307.3 billion at the time of sale, consisting of $241.1 billion and $36.0 billion of agency and non-agency loans, respectively, as well as $30.2 billion of loans sold to Ginnie Mae. The composition of the remaining outstanding loan balance by vintage and type of buyer at September 30, 2014, is shown in the following table:

	Remaining Outstanding Balance by Year of Sale
(Dollars in billions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
GSE[1]	$1.5	$1.7	$3.2	$2.9	$9.5	$6.4	$7.2	$16.3	$20.0	$9.6	$78.3
Ginnie Mae[1]	0.4	0.2	0.2	0.9	2.7	2.1	1.8	3.6	3.3	1.7	16.9
Non-agency	3.0	4.4	2.7	—	—	—	—	—	—	—	10.1
Total	$4.9	$6.3	$6.1	$3.8	$12.2	$8.5	$9.0	$19.9	$23.3	$11.3	$105.3
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
Repurchase requests from GSEs, Ginnie Mae, and non-agency investors, for all vintages, were $139 million during the nine months ended September 30, 2014, $1.5 billion during the year ended December 31, 2013, and $1.7 billion during each year ended 2012 and 2011, respectively, and requests received since 2005 on a cumulative basis for all vintages totaled $8.6 billion. The majority of these requests were from GSEs, with a limited number of requests from non-agency investors. Repurchase requests from non-agency investors were $1 million during the nine months ended September 30, 2014, and were $18 million, $22 million, and $50 million during the years ended 2013, 2012 and 2011, respectively. Additionally, loans originated during 2006 - 2008 have consistently comprised the vast majority of total repurchase requests. During the third quarter of 2013, the Company reached agreements with Freddie Mac and Fannie Mae under which they released the Company from certain existing and future repurchase obligations for loans funded by Freddie Mac between 2000 and 2008 and Fannie Mae between 2000 and 2012.
The repurchase and make whole requests received have been primarily due to alleged material breaches of representations related to compliance with the applicable underwriting standards, including borrower misrepresentation and appraisal issues. STM performs a loan by loan review of all requests and contests demands to the extent they are not considered valid.
At September 30, 2014, the original UPB of loans related to unresolved requests previously received from investors was $45 million, comprised of $42 million from the GSEs and $3 million from non-agency investors. The comparable amount at December 31, 2013, was $126 million, comprised of $122 million from the GSEs and $4 million from non-agency investors.

A significant degree of judgment is used to estimate the mortgage repurchase liability as the estimation process is inherently uncertain and subject to imprecision. The Company believes that its reserve appropriately estimates incurred losses based on its current analysis and assumptions, inclusive of the Freddie Mac and Fannie Mae settlement agreements, GSE owned loans serviced by third party servicers, loans sold to private investors, and future indemnifications. At September 30, 2014 and December 31, 2013, the Company's estimate of the liability for incurred losses related to all vintages of mortgage loans sold totaled $77 million and $78 million, respectively. However, the 2013 agreements with Freddie Mac and Fannie Mae settling certain aspects of the Company's repurchase obligations preserve their right to require repurchases arising from certain types of events, and that preservation of rights can impact future losses of the Company. While the repurchase reserve includes the estimated cost of settling claims related to required repurchases, the Company's estimate of losses depends on its assumptions regarding GSE and other counterparty behavior, loan performance, home prices, and other factors. The liability is recorded in other liabilities in the Consolidated Balance Sheets, and the related repurchase provision is recognized as a contra-revenue item in mortgage production related income/(loss) in the Consolidated Statements of Income. The Company recorded $2 million and $12 million of mortgage repurchase provision expenses during the three and nine months ended September 30, 2014, respectively.

Notes to Consolidated Financial Statements (Unaudited), continued

The following table summarizes the changes in the Company’s reserve for mortgage loan repurchases:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$77	$363	$78	$632
Repurchase provision	2	73	12	102
Charge-offs, net of recoveries	(2)	(155)	(13)	(453)
Balance at end of period	$77	$281	$77	$281

During the nine months ended September 30, 2014 and 2013, the Company repurchased or otherwise settled mortgages with original loan balances of $23 million and $800 million, respectively, related to investor demands. At September 30, 2014, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $325 million, comprised of $318 million LHFI and $7 million LHFS, respectively, of which $48 million LHFI and $7 million LHFS, were nonperforming. At December 31, 2013, the carrying value of outstanding repurchased mortgage loans, net of any allowance for loan losses, was $339 million, comprised of $325 million LHFI and $14 million LHFS, respectively, of which $54 million LHFI and $14 million LHFS, were nonperforming.
In addition to representations and warranties related to loan sales, the Company makes representations and warranties that it will service the loans in accordance with investor servicing guidelines and standards, which may include (i) collection and remittance of principal and interest, (ii) administration of escrow for taxes and insurance, (iii) advancing principal, interest, taxes, insurance, and collection expenses on delinquent accounts, (iv) loss mitigation strategies including loan modifications, and (v) foreclosures.
The Company normally retains servicing rights when loans are transferred; however, servicing rights are occasionally sold to third parties. When MSRs are sold, the Company makes representations and warranties related to servicing standards and obligations and recognizes a liability for contingent losses, separate from the reserve for mortgage loan repurchases, which totaled $26 million and $21 million at September 30, 2014 and December 31, 2013, respectively.
Contingent Consideration
The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential obligation and amount recorded as an other liability representing the fair value of the contingent payments was $24 million and $26 million at September 30, 2014 and December 31, 2013, respectively. If required, these contingent payments will be payable within the next two years.

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
Agreements associated with Visa's IPO have provisions that Visa will fund a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Since inception of the escrow account, Visa has funded over $8.5 billion into the escrow account, approximately $7.0 billion of which has been paid out in Litigation settlements or into a settlement fund, with approximately $1.5 billion remaining in the escrow account. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of Visa's Class B shares as a result of an adjustment to lower the conversion factor of the Class B shares to Class A shares. Visa U.S.A.'s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. In May 2009, the Company sold its 3.2 million Class B shares to the Visa Counterparty and entered into a derivative with the Visa Counterparty. The Company received $112 million and recognized a gain of $112 million in connection with these transactions. Under the derivative, the Visa Counterparty is compensated by the Company for any

Notes to Consolidated Financial Statements (Unaudited), continued

decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company is compensated by the Visa Counterparty for any increase in the conversion factor. The amount of payments made or received under the derivative is a function of the 3.2 million shares sold to the Visa Counterparty, the change in conversion rate, and Visa’s share price. The Visa Counterparty, as a result of its ownership of the Class B shares, is impacted by dilutive adjustments to the conversion factor of the Class B shares caused by the Litigation losses. The conversion factor at the inception of the derivative in May 2009 was 0.6296 and at September 30, 2014 the conversion factor was 0.4121 due to Visa’s funding of the litigation escrow account since 2009.
During 2012, the Card Associations and defendants signed a memorandum of understanding to enter into a settlement agreement to resolve the plaintiffs' claims in the Litigation. Visa's share of the claims represents approximately $4.4 billion, which was paid from the escrow account into a settlement fund during 2012. During 2013, various members of the putative class elected to opt out of the settlement which resulted in a proportional decrease in the amount of the settlement and a deposit of approximately $1.0 billion from the settlement fund back into the escrow account. During the third quarter of 2014, Visa deposited an additional $450 million into the escrow account, bringing the escrow account to approximately $1.5 billion. The estimated fair value of the derivative liability was $11 million and $2 million at September 30, 2014 and December 31, 2013, respectively; however, the ultimate impact to the Company could be significantly different if the settlement is not approved and/or based on the ultimate resolution with the plaintiffs that opted out of the settlement.

Tax Credit Investments Sold
SunTrust Community Capital, one of the Company's subsidiaries, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. Some of the investments that generate state tax credits may be sold to outside investors. At September 30, 2014, SunTrust Community Capital has completed six sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a fifteen year period from inception. At September 30, 2014, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $19 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. At September 30, 2014 and December 31, 2013, $1 million was accrued for the remainder of tax credits to be delivered, and was recorded in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 14 - FAIR VALUE ELECTION AND MEASUREMENT
The Company measures certain assets and liabilities at fair value on a recurring basis and classifies them as level 1, 2, or 3 within the fair value hierarchy on the basis of whether the measurement employs observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions taking into account information about market participant assumptions that is readily available. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy encompasses the following measurements:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company’s recurring fair value measurements are based on a requirement to measure such assets and liabilities at fair value or the Company’s election to measure certain financial assets and liabilities at fair value. Assets and liabilities that are required to be measured at fair value on a recurring basis include trading securities, securities AFS, and derivative financial instruments. Assets and liabilities that the Company has elected to measure at fair value on a recurring basis include MSRs, and certain LHFS, LHFI, trading loans, brokered time deposits, and issuances of fixed rate debt.
The Company elects to measure certain assets and liabilities at fair value to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. The use of fair value also enables the Company to mitigate non-economic earnings volatility caused from financial assets and liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of the Company’s balance sheet.

Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of an instrument have varying degrees of impact to the overall fair value of an asset or liability. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other identical or similar securities, market indices, and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analyses to estimate fair value. Models used to produce material financial reporting information are validated prior to use, and following any material change in methodology. Their performance is monitored quarterly, and any material deterioration in model performance is addressed. This review is performed by an internal group that reports to the Corporate Risk Function.
The Company has formal processes and controls in place to ensure the appropriateness of its fair value estimates. For fair values obtained from a third party or those that include certain trader estimates of fair value, there is an independent price validation function within the Finance organization that provides oversight for these estimates. For level 2 instruments and certain level 3 instruments, the validation generally involves evaluating pricing received from two or more other third party pricing sources that are widely used by market participants. The Company evaluates this pricing information from both a qualitative and quantitative perspective and determines whether any pricing differences exceed acceptable thresholds. If these thresholds are exceeded, then the Company assesses differences in valuation approaches used, which may include contacting a pricing service to gain further insight into the valuation of a particular security or class of securities to resolve the pricing variance, which could include an adjustment to the price used for financial reporting purposes.

The Company classifies instruments within level 2 in the fair value hierarchy when it determines that external pricing sources estimated fair value using prices for similar instruments trading in active markets. A wide range of quoted values from pricing sources may imply a reduced level of market activity and indicate that significant adjustments to price indications have been made. In such cases, the Company evaluates whether the asset or liability should be classified as level 3.

The classification of an instrument as level 3 involves judgment and is based on a variety of subjective factors including whether a market is inactive. A market is considered inactive if significant decreases in the volume and level of activity for the asset or liability have been observed. In making this determination the Company evaluates the number of recent transactions in either the primary or secondary market, whether price quotations are current, the nature of market participants, the variability of price quotations, the breadth of bid/ask spreads, declines in (or the absence of) new issuances, and the availability of public information. When a market is determined to be inactive, significant adjustments may be made to price indications when estimating fair value. In making these adjustments the Company seeks to employ assumptions a market participant would use to value the asset or liability, including consideration of illiquidity in the referenced market.

Notes to Consolidated Financial Statements (Unaudited), continued

Recurring Fair Value Measurements
The following tables present certain information regarding assets and liabilities measured at fair value on a recurring basis and the changes in fair value for those specific financial instruments in which fair value has been elected.

	September 30, 2014
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments [1]	Assets/Liabilities at Fair Value
Assets
Trading assets and derivatives:
U.S. Treasury securities	$252	$—	$—	$—	$252
Federal agency securities	—	460	—	—	460
U.S. states and political subdivisions	—	32	—	—	32
MBS - agency	—	498	—	—	498
CLO securities	—	5	—	—	5
Corporate and other debt securities	—	790	—	—	790
CP	—	261	—	—	261
Equity securities	59	—	—	—	59
Derivative contracts	798	4,525	17	(4,103)	1,237
Trading loans	—	2,188	—	—	2,188
Total trading assets and derivatives	1,109	8,759	17	(4,103)	5,782
Securities AFS:
U.S. Treasury securities	1,011	—	—	—	1,011
Federal agency securities	—	970	—	—	970
U.S. states and political subdivisions	—	225	12	—	237
MBS - agency	—	22,811	—	—	22,811
MBS - private	—	—	132	—	132
ABS	—	—	21	—	21
Corporate and other debt securities	—	36	5	—	41
Other equity securities [2]	109	—	830	—	939
Total securities AFS	1,120	24,042	1,000	—	26,162
Residential LHFS	—	1,559	1	—	1,560
LHFI	—	—	284	—	284
MSRs	—	—	1,305	—	1,305
Liabilities
Trading liabilities and derivatives:
U.S. Treasury securities	621	—	—	—	621
Corporate and other debt securities	—	250	—	—	250
Derivative contracts	491	4,524	12	(4,667)	360
Total trading liabilities and derivatives	1,112	4,774	12	(4,667)	1,231
Brokered time deposits	—	87	—	—	87
Long-term debt	—	1,293	—	—	1,293
Other liabilities [3]	—	—	24	—	24
1 Amounts represent offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes $421 million of FHLB of Atlanta stock, $402 million of Federal Reserve Bank stock, $109 million in mutual fund investments, and $7 million of other.
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

(Dollars in millions)	Aggregate Fair Value at September 30, 2014	Aggregate UPB under FVO at September 30, 2014	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$2,188	$2,151	$37
LHFS	1,559	1,511	48
Nonaccrual	1	2	(1)
LHFI	278	292	(14)
Nonaccrual	6	9	(3)
Liabilities:
Brokered time deposits	87	87	—
Long-term debt	1,293	1,176	117
(Dollars in millions)	Aggregate Fair Value at December 31, 2013	Aggregate UPB under FVO at December 31, 2013	Fair Value Over/(Under) Unpaid Principal
Assets:
Trading loans	$1,888	$1,858	$30
LHFS	1,375	1,359	16
Past due 90 days or more	1	2	(1)
Nonaccrual	2	15	(13)
LHFI	294	317	(23)
Nonaccrual	8	12	(4)
Liabilities:
Brokered time deposits	764	761	3
Long-term debt	1,556	1,432	124

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present the change in fair value during the three and nine months ended September 30, 2014 and 2013 of financial instruments for which the FVO has been elected, as well as MSRs. The tables do not reflect the change in fair value attributable to the related economic hedges the Company uses to mitigate the market-related risks associated with the financial instruments. Generally, the changes in the fair value of economic hedges are also recognized in trading income, mortgage production related income/(loss), or mortgage servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2014 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$1	$—	$—	$1	$10	$—	$—	$10
LHFS	—	(32)	—	(32)	—	(18)	—	(18)
LHFI	—	—	—	—	—	8	—	8
MSRs	—	—	(55)	(55)	—	2	(240)	(238)
Liabilities:
Brokered time deposits	1	—	—	1	6	—	—	6
Long-term debt	9	—	—	9	6	—	—	6
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2014, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2014 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2013 for Items Measured at Fair Value Pursuant to Election of the FVO				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2013 for Items Measured at Fair Value Pursuant to Election of the FVO
(Dollars in millions)	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]	Trading Income	Mortgage Production Related Income/(Loss) [1]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current Period Earnings [2]
Assets:
Trading loans	$3	$—	$—	$3	$8	$—	$—	$8
LHFS	1	4	—	5	2	(103)	—	(101)
LHFI	—	5	—	5	—	(5)	—	(5)
MSRs	—	1	(56)	(55)	—	3	42	45
Liabilities:
Brokered time deposits	2	—	—	2	6	—	—	6
Long-term debt	—	—	—	—	27	—	—	27
1 Income related to LHFS does not include income from IRLCs. For the three and nine months ended September 30, 2013, income related to MSRs includes mortgage servicing income recognized upon the sale of loans reported at LOCOM.
2 Changes in fair value for the three and nine months ended September 30, 2013 exclude accrued interest for the period then ended. Interest income or interest expense on trading loans, LHFS, LHFI, brokered time deposits, and long-term debt that have been elected to be carried at fair value are recognized in interest income or interest expense in the Consolidated Statements of Income.

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

Federal agency securities
The Company includes in this classification securities issued by federal agencies and GSEs. Agency securities consist of debt obligations issued by HUD, FHLB, and other agencies or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. government. For SBA instruments, the Company estimated fair value based on pricing from observable trading activity for similar securities or obtained fair values from a third party pricing service. Accordingly, the Company has classified these instruments as level 2.
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
MBS – private
Private MBS includes purchased interests in third party securitizations, as well as retained interests in Company-sponsored securitizations of 2006 and 2007 vintage residential mortgages; including both prime jumbo fixed rate collateral and floating rate collateral. At the time of purchase or origination, these securities had high investment grade ratings; however, through the credit crisis, they have experienced deterioration in credit quality leading to downgrades to non-investment grade levels. Generally, the Company obtains pricing for its securities from an independent pricing service. The Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data, such as any recent trades, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. Even though third party pricing has been available, the Company continued to classify private MBS as level 3, as the Company believes that this third party pricing relies on significant unobservable assumptions, as evidenced by a persistently wide bid-ask price range and variability in pricing from the pricing services, particularly for the vintage and exposures held by the Company.

These securities that are classified as AFS are in an unrealized gain position at September 30, 2014. See Note 4, “Securities Available for Sale,” for details regarding assumptions used to assess impairment and impairment amounts recognized through earnings on private MBS.

CLO securities
The Company has CLO preference share exposure valued at $5 million at September 30, 2014. The Company estimated fair value based on pricing from observable trading activity for similar securities. Accordingly, the Company has classified these instruments as level 2.
Asset-Backed Securities
ABS classified as securities AFS includes purchased interests in third party securitizations. These securities are classified as level 3, as the fair value is based on third party pricing with significant unobservable assumptions.

Notes to Consolidated Financial Statements (Unaudited), continued

Corporate and other debt securities
Corporate debt securities are predominantly comprised of senior and subordinate debt obligations of domestic corporations and are classified as level 2. Other debt securities in level 3 primarily include bonds that are redeemable with the issuer at par and cannot be traded in the market; as such, observable market data for these instruments is not available.
Commercial Paper
From time to time, the Company acquires third party CP that is generally short-term in nature (less than 30 days) and highly rated. The Company estimates the fair value of this CP based on observable pricing from executed trades of similar instruments; thus, CP is classified as level 2.
Equity securities
Level 3 equity securities classified as securities AFS include FHLB stock and Federal Reserve Bank stock, which are redeemable with the issuer at cost and cannot be traded in the market. As such, observable market data for these instruments is not available. The Company accounts for the stock based on industry guidance that requires these investments be carried at cost and evaluated for impairment based on the ultimate recovery of cost.

Derivative contracts
The Company holds derivative instruments for both trading purposes and risk management purposes.

Level 1 derivative contracts generally include exchange-traded futures or option contracts for which pricing is readily available. The Company’s level 2 instruments are predominantly standard OTC swaps, options, and forwards, measured using observable market assumptions for interest rates, foreign exchange, equity, and credit. Because fair values for OTC contracts are not readily available, the Company estimates fair values using internal, but standard, valuation models. The selection of valuation models is driven by the type of contract: for option-based products, the Company uses an appropriate option pricing model, such as Black-Scholes; for forward-based products, the Company’s valuation methodology is generally a discounted cash flow approach.
Level 2 derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. To this end, the Company has evaluated liquidity premiums required by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company's proprietary internal risk rating system. The risk rating system utilizes counterparty-specific PD and LGD estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. Creditworthiness of the approved counterparties is regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. The Company does not currently employ a funding valuation adjustment to its derivative positions, as market practice in this area continues to evolve. See Note 12, “Derivative Financial Instruments,” for additional information on the Company's derivative contracts.
The Company's level 3 derivatives include IRLCs that satisfy the criteria to be treated as derivative financial instruments. The fair value of IRLCs on residential LHFS, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As pull-through rates increase, the fair value of IRLCs also increases. Servicing value is included in the fair value of IRLCs, and the fair value of servicing is determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair value of servicing is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets. During the three and nine months ended September 30, 2014, the Company transferred $64 million and $181 million, respectively, of net IRLCs out of level 3 as the associated loans were closed. During the three and nine months ended September 30, 2013, the Company transferred $50 million and $159 million, respectively, of net IRLCs out of level 3 as the associated loans were closed.

Notes to Consolidated Financial Statements (Unaudited), continued

Trading loans
The Company engages in certain businesses whereby the election to measure loans at fair value for financial reporting aligns with the underlying business purpose. Specifically, the loans that are included within this classification are: (i) loans made or acquired in connection with the Company’s TRS business (see Note 8, "Certain Transfers of Financial Assets and Variable Interest Entities," and Note 12, “Derivative Financial Instruments,” for further discussion of this business), (ii) loans backed by the SBA, and (iii) the loan sales and trading business within the Company’s Wholesale Banking segment. All of these loans are classified as level 2, due to the market data that the Company uses in the estimate of fair value.
The loans made in connection with the Company’s TRS business are short-term, demand loans, whereby the repayment is senior in priority and whose value is collateralized. While these loans do not trade in the market, the Company believes that the par amount of the loans approximates fair value and no unobservable assumptions are made by the Company to arrive at this conclusion. At September 30, 2014 and December 31, 2013, the Company had outstanding $1.7 billion and $1.5 billion, respectively, of such short-term loans carried at fair value.
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
The loans from the Company’s sales and trading business are commercial and corporate leveraged loans that are either traded in the market or for which similar loans trade. The Company elected to measure these loans at fair value since they are actively traded. For both the three and nine months ended September 30, 2014 and 2013, gains or losses the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable to instrument-specific credit risk were immaterial. The Company is able to obtain fair value estimates for substantially all of these loans through a third party valuation service that is broadly used by market participants. While most of the loans are traded in the market, the Company does not believe that trading activity qualifies the loans as level 1 instruments, as the volume and level of trading activity is subject to variability and the loans are not exchange-traded, such that the Company believes that level 2 is a more appropriate presentation of the underlying market activity for the loans. At September 30, 2014 and December 31, 2013, $373 million and $313 million, respectively, of loans related to the Company’s trading business were held in inventory.

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
Level 2 LHFS are primarily agency loans which trade in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk, and credit risk. Non-agency residential mortgages are also included in level 2 LHFS. Transfers of certain mortgage LHFS into level 3 during the three and nine months ended September 30, 2014 and 2013 were not due to using alternative valuation approaches, but were largely due to borrower defaults or the identification of other loan defects impacting the marketability of the loans.
For residential loans that the Company has elected to measure at fair value, the Company considers the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For both the three and nine months ended September 30, 2014 and 2013, gains or losses the Company recognized in the Consolidated Statements of Income due to changes in fair value attributable to borrower-specific credit risk were immaterial. In addition to borrower-specific credit risk, there are other, more significant, variables that drive changes in the fair values of the loans, including interest rates and general conditions in the markets for the loans.

Notes to Consolidated Financial Statements (Unaudited), continued

Corporate and other LHFS
As discussed in Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” the Company was previously the primary beneficiary of a CLO entity, which resulted in the Company consolidating its underlying loans. During the second quarter of 2014, in connection with the sale of RidgeWorth, the Company determined it was no longer the primary beneficiary of the CLO, and accordingly, the CLO was deconsolidated. Prior to the second quarter of 2014, the Company elected to measure the loans of the CLO at fair value because the loans were periodically traded by the CLO. For the three and nine months ended September 30, 2014, the Company recognized no gains or losses, and an immaterial amount of gains, due to changes in fair value attributable to borrower-specific credit risk in the Consolidated Statements of Income, compared to gains of $1 million and $2 million, for the same periods in 2013, respectively.
LHFI
Level 3 LHFI predominantly includes mortgage loans that are deemed not marketable, largely due to the identification of loan defects. The Company chooses to fair value these mortgage LHFI to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. The Company values these loans using a discounted cash flow approach based on assumptions that are generally not observable in current markets, such as prepayment speeds, default rates, loss severity rates, and discount rates. These assumptions have an inverse relationship to the overall fair value. Level 3 LHFI also includes mortgage loans that are valued using collateral based pricing. Changes in the applicable housing price index since the time of the loan origination are considered and applied to the loan's collateral value. An additional discount representing the return that a buyer would require is also considered in the overall fair value.

Mortgage Servicing Rights
The Company records MSR assets at fair value. These values are determined by projecting cash flows, which are then discounted. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, spreads, delinquency rates, contractually specified servicing fees, servicing costs, and underlying portfolio characteristics. For additional information, see Note 7, "Goodwill and Other Intangible Assets." The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are classified as level 3 assets.

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
Brokered time deposits
The Company has elected to measure certain CDs at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that may or may not be clearly and closely related to the host debt instrument. The Company elected to measure certain of these instruments at fair value to better align the economics of the CDs with the Company’s risk management strategies. The Company evaluated, on an instrument by instrument basis, whether a new issuance would be measured at fair value.

Notes to Consolidated Financial Statements (Unaudited), continued

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
For brokered time deposits carried at fair value, the Company estimated credit spreads above LIBOR based on credit spreads from actual or estimated trading levels of the debt or other relevant market data. For the three and nine months ended September 30, 2014 and 2013, the Company recognized an immaterial amount of losses due to changes in its own credit spread on its brokered time deposits carried at fair value.
Long-term debt
The Company has elected to measure at fair value certain fixed rate debt issuances of public debt which are valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. Additionally, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the value. Due to the availability of this information, the Company determined that the appropriate classification for the debt is level 2. The election to fair value the debt was made to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements.
The Company’s public debt carried at fair value impacts earnings predominantly through changes in the Company’s credit spreads as the Company has entered into derivative financial instruments that economically convert the interest rate on the debt from fixed to floating. The estimated earnings impact from changes in credit spreads above U.S. Treasury rates were gains of $2 million and losses of $24 million for the three and nine months ended September 30, 2014, respectively, and losses of $9 million and $27 million for the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, the Company did not measure any issued securities of a CLO at fair value. Previously, the Company classified these types of securities as level 2, as the primary driver of their fair values were the loans owned by the CLO, which the Company also elected to measure at fair value prior to the deconsolidation of the CLO, as discussed herein under “Loans Held for Sale and Loans Held for Investment–Corporate and other LHFS.”
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

Notes to Consolidated Financial Statements (Unaudited), continued

The valuation technique and range, including weighted average, of the unobservable inputs associated with the Company's level 3 assets and liabilities are as follows:

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value September 30, 2014	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
Derivative contracts, net [2]	$5	Internal model	Pull through rate	10-100% (72%)
			MSR value	42-210 bps (110 bps)
Securities AFS:
U.S. states and political subdivisions	12	Cost	N/A
MBS - private	132	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	830	Cost	N/A
Residential LHFS	1	Monte Carlo/Discounted cash flow	Option adjusted spread	145-165 bps (150 bps)
			Conditional prepayment rate	0-30 CPR (16.5 CPR)
			Conditional default rate	0-3 CDR (0.5 CDR)
LHFI	278	Monte Carlo/Discounted cash flow	Option adjusted spread	0-450 bps (285 bps)
			Conditional prepayment rate	4-30 CPR (12.5 CPR)
			Conditional default rate	0-7 CDR (1.75 CDR)
	6	Collateral based pricing	Appraised value	NM [4]
MSRs	1,305	Monte Carlo/Discounted cash flow	Conditional prepayment rate	1-19 CPR (9 CPR)
			Option adjusted spread	1-113% (10%)
Liabilities
Other liabilities [3]	24	Internal model	Loan production volume	0-150% (96%)
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment.
3 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. See Note 13, "Guarantees," for additional information.
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

	Level 3 Significant Unobservable Input Assumptions
(Dollars in millions)	Fair value December 31, 2013	Valuation Technique	Unobservable Input [1]	Range (weighted average)
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	Matrix pricing/Discounted cash flow	Indicative pricing based on overcollateralization ratio	$50-$60 ($54)
			Discount margin	4-6% (5%)
ABS	6	Matrix pricing	Indicative pricing	$55 ($55)
Derivative contracts, net [2]	8	Internal model	Pull through rate	1-99% (74%)
			MSR value	42-222 bps (111 bps)
Securities AFS:
U.S. states and political subdivisions	34	Matrix pricing	Indicative pricing	$80-$111 ($95)
MBS - private	154	Third party pricing	N/A
ABS	21	Third party pricing	N/A
Corporate and other debt securities	5	Cost	N/A
Other equity securities	739	Cost	N/A
Residential LHFS	3	Monte Carlo/Discounted cash flow	Option adjusted spread	250-675 bps (277 bps)
			Conditional prepayment rate	2-10 CPR (7 CPR)
			Conditional default rate	0-4 CDR (0.5 CDR)
LHFI	292	Monte Carlo/Discounted cash flow	Option adjusted spread	0-675 bps (307 bps)
			Conditional prepayment rate	1-30 CPR (13 CPR)
			Conditional default rate	0-7 CDR (2.5 CDR)
	10	Collateral based pricing	Appraised value	NM [4]
MSRs	1,300	Discounted cash flow	Conditional prepayment rate	4-25 CPR (8 CPR)
			Discount rate	9-28% (12%)
Liabilities
Other liabilities [3]	23	Internal model	Loan production volume	0-150% (92%)
	3	Internal model	Revenue run rate	NM [4]
1 For certain assets and liabilities where the Company utilizes third party pricing, the unobservable inputs and their ranges are not reasonably available to the Company, and therefore, have been noted as not applicable, "N/A."
2 Represents the net of IRLC assets and liabilities entered into by the Mortgage Banking segment.
3 Input assumptions relate to the Company's contingent consideration obligations related to acquisitions. Excludes $3 million of Other Liabilities. See Note 13, "Guarantees," for additional information.
4 Not meaningful.

Notes to Consolidated Financial Statements (Unaudited), continued

The following tables present a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 7, “Goodwill and Other Intangible Assets”). Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. None of the transfers into or out of level 3 have been the result of using alternative valuation approaches to estimate fair values. There were no transfers between level 1 and 2 during the three and nine months ended September 30, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2014	Included in earnings (held at September 30, 2014) [1]
Assets
Trading assets:
Derivative contracts, net	$21	$47	[2]	$—		$—	$—	$1	($64)	$—	$—	$5	$16	[2]
Securities AFS:
U.S. states and political subdivisions	12	—		—		—	—	—	—	—	—	12	—
MBS - private	140	(1)		(1)		—	—	(6)	—	—	—	132	(1)
ABS	22	—		—		—	—	(1)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	779	—		—		135	—	(90)	6	—	—	830	—
Total securities AFS	958	(1)	[4]	(1)	[5]	135	—	(97)	6	—	—	1,000	(1)

Residential LHFS	3	—		—		—	(3)	—	—	1	—	1	—
LHFI	292	1	[6]	—		—	—	(8)	(2)	1	—	284	1	[6]
Liabilities
Other liabilities	27	—		—		—	—	(3)	—	—	—	24	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2014	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2014	Included in earnings (held at September 30, 2014) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$54	$11	[3]	$—		$—	($65)	$—	$—	$—	$—	$—	$—
ABS	6	1	[3]	—		—	(7)	—	—	—	—	—	—
Derivative contracts, net	8	180	[2]	—		—	—	2	(185)	—	—	5	(10)	[2]
Total trading assets and derivatives	68	192		—		—	(72)	2	(185)	—	—	5	(10)
Securities AFS:
U.S. states and political subdivisions	34	(2)		—		—	(20)	—	—	—	—	12	—
MBS - private	154	(1)		4		—	—	(25)	—	—	—	132	(1)
ABS	21	—		1		—	—	(1)	—	—	—	21	—
Corporate and other debt securities	5	—		—		—	—	—	—	—	—	5	—
Other equity securities	739	—		—		270	—	(185)	6	—	—	830	—
Total securities AFS	953	(3)	[4]	5	[5]	270	(20)	(211)	6	—	—	1,000	(1)

Residential LHFS	3	—		—		—	(7)	—	(6)	12	(1)	1	—
LHFI	302	9	[6]	—		—	—	(31)	3	1	—	284	6	[6]
Liabilities
Other liabilities	29	1		—		—	—	(3)	(3)	—	—	24	—
1 Change in unrealized gains/(losses) included in earnings during the period related to financial assets still held at September 30, 2014.
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
7 Amounts included in earnings are recognized in other noninterest expense.

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance July 1, 2013	Included in earnings		OCI		Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2013	Included in earnings (held at September 30, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$63	$—		$—		$—	$—	$—	$—	$—	$—	$63	$—
ABS	6	—	[3]	—		—	—	—	—	—	—	6	—	[3]
Derivative contracts, net	(52)	46	[2]	—		—	—	1	50	—	—	45	—
Total trading assets and derivatives	17	46		—		—	—	1	50	—	—	114	—
Securities AFS:
U.S. states and political subdivisions	37	—		—		—	—	(3)	—	—	—	34	—
MBS - private	181	—		(2)		—	—	(13)	—	—	—	166	—
ABS	22	—		—		—	—	(1)	—	—	—	21	—
Corporate and other debt securities	2	—		—		4	—	(1)	—	—	—	5	—
Other equity securities	737	—		—		—	—	(68)	—	—	—	669	—
Total securities AFS	979	—		(2)	[5]	4	—	(86)	—	—	—	895	—
Residential LHFS	8	—		—		—	(4)	—	(5)	6	(1)	4	—
LHFI	339	4	[6]	—		—	—	(15)	(12)	—	—	316	2	[6]
Liabilities
Other liabilities	29	—		—		—	—	(3)	—	—	—	26	—

Notes to Consolidated Financial Statements (Unaudited), continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in millions)	Beginning balance January 1, 2013	Included in earnings		OCI	Purchases	Sales	Settlements	Transfers to/from other balance sheet line items	Transfers into Level 3	Transfers out of Level 3	Fair value September 30, 2013	Included in earnings (held at September 30, 2013) [1]
Assets
Trading assets and derivatives:
CDO/CLO securities	$52	$11	[3]	$—	$—	$—	$—	$—	$—	$—	$63	$11	[3]
ABS	5	1	[3]	—	—	—	—	—	—	—	6	1	[3]
Derivative contracts, net	132	71	[2]	—	—	—	1	(159)	—	—	45	—
Corporate and other debt securities	1	—		—	—	—	(1)	—	—	—	—	—
Total trading assets and derivatives	190	83		—	—	—	—	(159)	—	—	114	12
Securities AFS:
U.S. states and political subdivisions	46	—		2	—	(7)	(7)	—	—	—	34	—
MBS - private	209	—		(5)	—	—	(38)	—	—	—	166	—
ABS	21	(1)		3	—	—	(2)	—	—	—	21	(1)
Corporate and other debt securities	5	—		—	4	—	(4)	—	—	—	5	—
Other equity securities	633	—		—	110	—	(74)	—	—	—	669	—
Total securities AFS	914	(1)	[4]	—	114	(7)	(125)	—	—	—	895	(1)	[4]
Residential LHFS	8	—		—	—	(20)	—	(8)	28	(4)	4	—
LHFI	379	(2)	[6]	—	—	—	(47)	(14)	—	—	316	(8)	[6]
Liabilities
Other liabilities	31	(1)		—	—	—	(4)	—	—	—	26	1
1 Change in unrealized gains/(losses) included in earnings for the period related to financial assets still held at September 30, 2013.
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

Notes to Consolidated Financial Statements (Unaudited), continued

Non-recurring Fair Value Measurements
The following tables present those assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, as well as corresponding gains/(losses) recognized during the three and nine months ended September 30, 2014 and the year ended December 31, 2013. The changes in fair value when comparing balances at September 30, 2014 to those at December 31, 2013, generally result from the application of LOCOM or through write-downs of individual assets. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with LHFS and MSRs.

(Dollars in millions)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains/(Losses) for the Three Months Ended September 30, 2014	Gains/(Losses) for the Nine Months Ended September 30, 2014
LHFS	$72	$—	$72	$—	$—	$1
LHFI	26	—	—	26	—	—
OREO	40	—	5	35	(5)	(9)
Affordable Housing	70	—	—	70	8	(28)
Other Assets	203	—	196	7	(49)	(62)

(Dollars in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for the Year Ended December 31, 2013
LHFS	$278	$—	$278	$—	($3)
LHFI	75	—	—	75	—
OREO	49	—	1	48	(10)
Affordable Housing	7	—	—	7	(3)
Other Assets	171	—	158	13	(61)

The following is a discussion of the valuation techniques and inputs used in developing fair value measurements for assets classified as level 2 or 3 that are measured at fair value on a non-recurring basis, as determined by the nature and risks of the instrument.
Loans Held for Sale
At September 30, 2014 and December 31, 2013, level 2 LHFS consisted primarily of agency and non-agency residential mortgages, which were measured using observable collateral valuations, and corporate loans that are accounted for at LOCOM. These loans were valued consistent with the methodology discussed in the Recurring Fair Value Measurement section of this footnote.
During the three and nine months ended September 30, 2014, the Company transferred $53 million of residential mortgage NPLs to LHFS as the Company elected to actively market these loans for sale in anticipation of a fourth quarter sale. As a result of transferring these loans to LHFS, the Company recognized a $9 million charge-off through the ALLL to reflect the loans' estimated market value. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs were carried at fair value. Also during the nine months ended September 30, 2014, the Company sold $10 million of nonperforming LHFS and eliminated an additional $2 million of nonperforming LHFS resulting from the deconsolidation of the CLO in connection with the sale of RidgeWorth. During the nine months ended September 30, 2013, the Company transferred $22 million of residential mortgage NPLs to LHFS, as the Company elected to actively market these loans for sale. These loans were predominantly reported at amortized cost prior to transferring to LHFS; however, a portion of the NPLs was carried at fair value. As a result of transferring the loans to LHFS, the Company recognized a $3 million charge-off to reflect the loans' estimated market value. These transferred NPL loans were sold at approximately their carrying value during the nine months ended September 30, 2013. The Company also sold an additional $39 million of residential mortgage NPLs which had either been transferred to LHFS in a prior period or repurchased into LHFS directly. These additional loans were sold at a gain of approximately $5 million during 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

Loans Held for Investment
At September 30, 2014 and December 31, 2013, LHFI consisted primarily of consumer and residential real estate loans discharged in Chapter 7 bankruptcy that had not been reaffirmed by the borrower, as well as nonperforming CRE loans for which specific reserves had been recognized. As these loans have been classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from the estimated fair value of the underlying collateral, incorporating market data if available. There were no gains or losses during the three and nine months ended September 30, 2014 and 2013 as the charge-offs related to these loans are a component of the ALLL. Due to the lack of market data for similar assets, all of these loans are considered level 3.
OREO
OREO is measured at the lower of cost, or its fair value, less costs to sell. Level 2 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which binding purchase agreements exist. Level 3 OREO consists primarily of residential homes, commercial properties, and vacant lots and land for which initial valuations are based on property-specific appraisals, broker pricing opinions, or other available market information. Updated value estimates are received regularly on level 3 OREO.
Affordable Housing
The Company evaluates its consolidated affordable housing properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized if the carrying amount of the property exceeds its fair value. Fair value measurements for affordable housing properties are derived from internal analyses using market assumptions if available. Significant assumptions utilized in these analyses include cash flows, market capitalization rates, and tax credit market pricing. Due to the lack of comparable sales in the marketplace, these valuations are considered level 3. During the first quarter of 2014, the Company decided to actively market for sale certain consolidated affordable housing properties, and accordingly, recognized an impairment charge of $36 million to adjust the carrying values of these properties to their estimated net realizable values obtained from a third party broker opinion. During the three months ended September 30, 2014, the Company recognized gains of $8 million on these affordable housing properties as a result of increased estimated net realizable values. The Company anticipates that the sale of these properties will occur within the next six months. During the three and nine months ended September 30, 2013, as a result of increased net realizable values, the Company recognized gains of $9 million on certain affordable housing properties that were impaired during 2012.
Other Assets
Other assets consist of other repossessed assets, assets under operating leases where the Company is the lessor, land held for sale, and equity method investments.
Other repossessed assets consist of repossessed personal property that is measured at fair value less cost to sell. These assets are considered level 3 as their fair value is determined based on a variety of subjective unobservable factors. During the three and nine months ended September 30, 2014 and 2013, no losses were recognized by the Company on other repossessed assets as the impairment charges on repossessed personal property are a component of the ALLL.
The Company monitors the fair value of assets under operating leases where the Company is the lessor and recognizes impairment to the extent the carrying value is not recoverable and the fair value is less than its carrying value. Fair value is determined using collateral specific pricing digests, external appraisals, broker opinions, recent sales data from industry equipment dealers, and the discounted cash flows derived from the underlying lease agreement. As market data for similar assets and lease arrangements is available and used in the valuation, these assets are considered level 2. During the three and nine months ended September 30, 2014, the Company recognized impairment charges of $49 million and $57 million, respectively, attributable to the fair value of various personal property under operating leases. During the three and nine months ended September 30, 2013, the Company recognized impairment charges of $38 million and $39 million, respectively, attributable to the fair value of various personal property under operating leases.

Land held for sale is recorded at the lesser of carrying value or fair value less cost to sell. Land held for sale is considered level 2 as its fair value is determined based on market comparables and broker opinions. No impairment charges were recognized during the three months ended September 30, 2014. The Company recognized $5 million in impairment charges on land held for sale during the nine months ended September 30, 2014. No impairment charges were recognized on land held for sale during the three and nine months ended September 30, 2013.

Notes to Consolidated Financial Statements (Unaudited), continued

Fair Value of Financial Instruments
The measured amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2014		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,325	$8,325	$8,325	$—	$—	(a)
Trading assets and derivatives	5,782	5,782	1,109	4,656	17	(b)
Securities AFS	26,162	26,162	1,120	24,042	1,000	(b)
LHFS	1,739	1,744	—	1,697	47	(c)
LHFI, net	130,183	125,954	—	528	125,426	(d)
Financial liabilities:
Deposits	136,507	136,468	—	136,468	—	(e)
Short-term borrowings	10,372	10,372	—	10,372	—	(f)
Long-term debt	12,942	13,008	—	12,456	552	(f)
Trading liabilities and derivatives	1,231	1,231	1,112	107	12	(b)

	December 31, 2013		Fair Value Measurement Using
(Dollars in millions)	Measured Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$5,263	$5,263	$5,263	$—	$—	(a)
Trading assets and derivatives	5,040	5,040	1,156	3,812	72	(b)
Securities AFS	22,542	22,542	1,396	20,193	953	(b)
LHFS	1,699	1,700	—	1,666	34	(c)
LHFI, net	125,833	121,341	—	2,860	118,481	(d)
Financial liabilities:
Deposits	129,759	129,801	—	129,801	—	(e)
Short-term borrowings	8,739	8,739	—	8,739	—	(f)
Long-term debt	10,700	10,678	—	10,086	592	(f)
Trading liabilities and derivatives	1,181	1,181	979	198	4	(b)

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
The Company generally estimated fair value for LHFI based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of 100% and 99% on the loan portfolio’s net carrying value at September 30, 2014 and December 31, 2013, respectively. The value derived from origination rates likely does not represent an exit price; therefore, an incremental market risk and liquidity discount was subtracted from the initial value at September 30, 2014 and December 31, 2013. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The value of related accrued interest on loans approximates fair value; however, it is not included in the carrying amount or fair value of loans. The value of long-term customer relationships is not permitted under current U.S. GAAP to be included in the estimated fair value.

(e)
Deposit liabilities with no defined maturity such as DDAs, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for CDs are estimated using a discounted cash flow measurement that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values. For valuation of brokered time deposits that the Company measures at fair value as well as those that are carried at amortized cost, refer to the respective valuation section within this footnote.

(f)
Fair values for short-term borrowings and certain long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments. For long-term debt that the Company measures at fair value, refer to the respective valuation section within this footnote. For level 3 debt, the terms are unique in nature or there are otherwise no similar instruments that can be used to value the instrument without using significant unobservable assumptions. In this situation, the Company reviews current borrowing rates along with the collateral levels that secure the debt in determining an appropriate fair value adjustment.

Unfunded loan commitments and letters of credit are not included in the table above. At September 30, 2014 and December 31, 2013, the Company had $56.0 billion and $48.9 billion, respectively, of unfunded commercial loan commitments and letters of credit. A reasonable estimate of the fair value of these instruments is the carrying value of deferred fees plus the related unfunded commitments reserve, which was a combined $46 million and $53 million at September 30, 2014 and December 31, 2013, respectively. No active trading market exists for these instruments, and the estimated fair value does not include any value associated with the borrower relationship. The Company does not estimate the fair values of consumer unfunded lending commitments which can generally be canceled by providing notice to the borrower.

NOTE 15 – CONTINGENCIES
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved.
For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where a loss is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as $0 to approximately $300 million in excess of the reserves, if any, related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available at September 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters

Notes to Consolidated Financial Statements (Unaudited), continued

for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure. Based on current knowledge, it is the opinion of management that liabilities arising from legal claims in excess of the amounts currently reserved, if any, will not have a material impact on the Company’s financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s financial condition, results of operations, or cash flows for any given reporting period.

The following is a description of certain litigation and regulatory matters:
Card Association Antitrust Litigation
The Company is a defendant, along with Visa U.S.A. and MasterCard International, as well as several other banks, in several antitrust lawsuits challenging their practices. For a discussion regarding the Company’s involvement in this litigation matter, see Note 13, “Guarantees,” which is incorporated herein by reference.

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

Bickerstaff v. SunTrust Bank
This case was filed in the Fulton County State Court on July 12, 2010, and an amended complaint was filed on August 9, 2010. Plaintiff asserts that all overdraft fees charged to his account which related to debit card and ATM transactions are actually interest charges and therefore subject to the usury laws of Georgia. Plaintiff has brought claims for violations of civil and criminal usury laws, conversion, and money had and received, and purports to bring the action on behalf of all Georgia citizens who have incurred such overdraft fees within the last four years where the overdraft fee resulted in an interest rate being charged in excess of the usury rate. SunTrust filed a motion to compel arbitration and on March 16, 2012, the Court entered an order holding that SunTrust's arbitration provision is enforceable but that the named plaintiff in the case had opted out of that provision pursuant to its terms. The Court explicitly stated that it was not ruling at that time on the question of whether the named plaintiff could have opted out for the putative class members. SunTrust filed an appeal of this decision, but this appeal was dismissed based on a finding that the appeal was prematurely granted. On April 8, 2013, the plaintiff filed a motion for class certification and that motion was denied on February 19, 2014. Plaintiff appealed the denial of class certification on February 26, 2014. The parties have filed briefs and conducted oral arguments, and now await the Court's ruling.

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
On January 13, 2011, defendants and plaintiffs filed separate petitions seeking permission to pursue interlocutory appeals with the U.S. Court of Appeals for the Eleventh Circuit (“the Circuit Court”). On April 14, 2011, the Circuit Court granted defendants and plaintiffs permission to pursue interlocutory review in separate appeals. The Circuit Court subsequently stayed these appeals pending decision of a separate appeal involving The Home Depot in which substantially similar issues are presented. On May 8, 2012, the Circuit Court decided this appeal in favor of The Home Depot. On March 5, 2013, the Circuit Court issued an order remanding the case to the District Court for further proceedings in light of its decision in The Home Depot case. On September 26, 2013, the District Court granted the defendants' motion to dismiss plaintiffs' claims. Plaintiffs have filed an appeal of this decision in the Circuit Court. Subsequent to the filing of this appeal, the U.S. Supreme Court decided Fifth Third Bancorp v. Dudenhoeffer, 134 S. Ct. 2459 (2014), which held that ESOP fiduciaries receive no presumption of prudence with respect to employer stock plans. The Eleventh Circuit has remanded the case back to the District Court for further proceedings in light of Dudenhoeffer.
Mutual Funds Class Actions
On March 11, 2011, the Company and certain officers, directors, and employees of the Company were named in a putative class action alleging that they breached their fiduciary duties under ERISA by offering certain STI Classic Mutual Funds as investment options in the Plan. The plaintiff purports to represent all current and former Plan participants who held the STI Classic Mutual Funds in their Plan accounts from April 2002 through December 2010 and seeks to recover alleged losses these Plan participants supposedly incurred as a result of their investment in the STI Classic Mutual Funds. This action was pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division (the “District Court”). On June 6, 2011, plaintiff filed an amended complaint, and, on June 20, 2011, defendants filed a motion to dismiss the amended complaint. On March 12, 2012, the Court granted in part and denied in part the motion to dismiss. The Company filed a subsequent motion to dismiss the remainder of the case on the ground that the Court lacked subject matter jurisdiction over the remaining claims. On October 30, 2012, the Court dismissed all claims in this action. Immediately thereafter, plaintiffs' counsel initiated a substantially similar lawsuit against the Company naming two new plaintiffs and also filed an appeal of the dismissal with the U.S. Court of Appeals for the Eleventh Circuit. SunTrust filed a motion to dismiss in the new action and this motion was granted. On February 26, 2014, the U.S. Court of Appeals for the Eleventh Circuit upheld the District Court's dismissal. On March 18, 2014, the Plaintiff's counsel filed a motion for reconsideration with the Eleventh Circuit. On August 26, 2014, Plaintiffs in the original action filed a Motion for Consolidation of Appeals requesting that the Court consider this appeal jointly with the appeal in the second action. This motion remains pending.

On June 27, 2014, the Company and certain current and former officers, directors, and employees of the Company were named in another putative class action alleging breach of fiduciary duties associated with the inclusion of STI Classic Mutual Funds as investment options in the Plan. This case, Brown, et al. v. SunTrust Banks, Inc., et al., was filed in the U.S. District Court for the District of Columbia. On September 3, 2014, the U.S. District Court for the District of Columbia issued an order transferring the case to the U.S. District Court for the Northern District of Georgia.

Consent Order with the Federal Reserve
On April 13, 2011, SunTrust, SunTrust Bank, and STM entered into a Consent Order with the FRB in which SunTrust, SunTrust Bank, and STM agreed to strengthen oversight of, and improve risk management, internal audit, and compliance programs concerning the residential mortgage loan servicing, loss mitigation, and foreclosure activities of STM. SunTrust continues its engagement with the FRB and is executing on enhancements to demonstrate compliance with its commitments under the Consent Order.

Notes to Consolidated Financial Statements (Unaudited), continued

As expected, on July 25, 2014, the FRB imposed a $160 million civil money penalty as a result of the FRB’s review of the Company’s residential mortgage loan servicing and foreclosure processing practices that preceded the Consent Order. The Company expects to satisfy the entirety of this assessed penalty by providing consumer relief and certain cash payments as contemplated by the settlement with the U.S. and the States Attorneys' General regarding certain mortgage servicing claims, which is discussed below at “United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA).” The Company's financial statements at September 30, 2014 continue to reflect the Company's costs associated with this penalty.

United States Mortgage Servicing Settlement and HUD Investigation of Origination Practices (FHA)
In the second quarter of 2014, STM and the U.S., through the DOJ, HUD, and Attorneys General for several states reached a final settlement agreement related to the National Mortgage Servicing Settlement and HUD's investigation of STM's FHA origination practices. SunTrust filed the settlement agreement as Exhibit 10.3 to the 10-Q for the quarterly period ended June 30, 2014. The settlement agreement became effective on September 30, 2014 when the court entered the Consent Judgment. Pursuant to the settlements, STM made $468 million in cash payments and committed to provide $500 million of consumer relief by the fourth quarter of 2017 and to implement certain mortgage servicing standards. The financial statements at September 30, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments. Even with the settlements, the Company faces the risk of being unable to meet certain consumer relief commitments, which could result in increased costs to resolve this matter. The Company does not expect the consumer relief efforts or implementation of certain servicing standards associated with the settlements to have a material impact on its future financial results.

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

Mortgage Modification Investigation
In the third quarter of 2014, STM resolved claims by the United States Attorney’s Office for the Western District of Virginia and the Office of the Special Inspector General for the Troubled Asset Relief Program relating to STM's administration of HAMP. Pursuant to the settlement, SunTrust paid $46 million, including $20 million to fund housing counseling for homeowners, $10 million in restitution to Fannie Mae and Freddie Mac, and $16 million to the U.S. Treasury, and transferred its minimum consumer remediation obligation of $179 million (which may increase to a maximum of $274 million) to the required deposit account to be controlled by a third party claims administrator. The claims administrator will validate consumers eligible for remediation and administer the payment process. The Company incurred a $204 million pre-tax charge in the second quarter of 2014 in connection with this matter, which includes its estimate of the consumer remediation obligation. A copy of the Restitution and Remediation Agreement dated as of July 3, 2014 between SunTrust Mortgage, Inc. and the United States of America is filed as Exhibit 10.1 to this report. The financial statements at September 30, 2014 reflect the estimated cost of the anticipated requirements of fulfilling these commitments.

Residential Funding Company, LLC v. SunTrust Mortgage, Inc.
STM has been named as a defendant in a complaint filed December 17, 2013 in the Southern District of New York by Residential Funding Company, LLC ("RFC"), a Chapter 11 debtor-affiliate of GMAC Mortgage, LLC, alleging breaches of representations and warranties made in connection with loan sales and seeking indemnification against losses allegedly suffered by RFC as a result of such alleged breaches. The case was transferred to the United States Bankruptcy Court for the Southern District of New York. The Company filed a motion to dismiss and a motion to transfer the case back to the District Court, both of which are pending.

SunTrust Mortgage Lender Placed Insurance Class Actions
STM has been named in three putative class actions similar to those that other financial institutions are facing which allege that the Company acted improperly in connection with the practice of force placing homeowners’ insurance in certain instances. Generally, the plaintiffs in these actions allege that STM violated various duties by failing to properly negotiate pricing for force placed insurance and by receiving kickbacks or other improper benefits from the providers of such insurance. The first case, Timothy Smith v. SunTrust Mortgage, Inc. et al., is pending in the United States District Court for the Central District of California. STM filed a motion to dismiss this case and this motion was granted in part and denied in part. The second case, Carina Hamilton v. SunTrust Mortgage, Inc. et al., is pending in the U.S. District Court for the Southern District of Florida. The third case, Yaghoub Mahdavieh et al. v. SunTrust Mortgage, Inc. et al., was filed in the U.S. District Court for the Northern District of Georgia. STM has filed a motion to dismiss and a motion to transfer the case. The Court granted the motion to transfer this case to the Southern District of Florida. STM has entered into an agreement to settle these cases in the context

Notes to Consolidated Financial Statements (Unaudited), continued

of a nationwide settlement class. On October 24, 2014, the Court entered an order approving the settlement. STM’s anticipated liability in this settlement has been fully accrued and is reflected in the Company's financial statements at September 30, 2014. The plaintiffs in Mahdavieh have opted out of the class action settlement and their case will proceed on an individual basis.

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

SunTrust Mortgage Reinsurance Class Actions
STM and Twin Rivers Insurance Company ("Twin Rivers") have been named as defendants in two putative class actions alleging that the companies entered into illegal “captive reinsurance” arrangements with private mortgage insurers. More specifically, plaintiffs allege that SunTrust’s selection of private mortgage insurers who agree to reinsure loans referred to them by SunTrust with Twin Rivers results in illegal “kickbacks” in the form of the insurance premiums paid to Twin Rivers. Plaintiffs contend that this arrangement violates the Real Estate Settlement Procedures Act (“RESPA”) and results in unjust enrichment to the detriment of borrowers. The first of these cases, Thurmond, Christopher, et al. v. SunTrust Banks, Inc. et al., was filed in February 2011 in the U.S. District Court for the Eastern District of Pennsylvania. This case was stayed by the Court pending the outcome of Edwards v. First American Financial Corporation, a captive reinsurance case that was pending before the U.S. Supreme Court at the time. The second of these cases, Acosta, Lemuel & Maria Ventrella et al. v. SunTrust Bank, SunTrust Mortgage, Inc., et al., was filed in the U.S. District Court for the Central District of California in December 2011. This case was stayed pending a decision in the Edwards case also. In June 2012, the U.S. Supreme Court withdrew its grant of certiorari in Edwards and, as a result, the stays in these cases were lifted. The plaintiffs in Acosta voluntarily dismissed this case. A motion to dismiss was filed in the Thurmond case. In June 2014, the Court granted the Motion to Dismiss in part and denied in part, allowing limited discovery surrounding the argument that the statute of limitations for certain claims should be equitably tolled. The case is stayed again pending a decision in a case before the Third Circuit Court of Appeals, Riddle v. Bank of America Corp., a case analyzing the ability to equitably toll claims under RESPA.

United States Attorney’s Office for the Southern District of New York Foreclosure Expense Investigation
STM has been cooperating with the United States Attorney's Office for the Southern District of New York (the "Southern District") in a broad-based industry investigation regarding claims for foreclosure-related expenses charged by law firms in connection with the foreclosure of loans guaranteed or insured by Fannie Mae, Freddie Mac, or FHA. The investigation relates to a private litigant qui tam lawsuit filed under seal and remains in early stages. The Southern District and STM engaged in dialogue regarding potential resolution of this matter as part of the National Mortgage Servicing Settlement, but were unable to reach agreement. The Southern District has not yet advised STM how it will proceed in this matter. The Company's financial statements at September 30, 2014 reflect the Company's current estimate of probable losses associated with the matter.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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

The Wholesale Banking segment includes the following four businesses:

•
CIB delivers comprehensive capital markets, as well as corporate and investment banking solutions, including advisory, capital raising, and financial risk management, with the client-first goal of best serving the needs of both public and private companies in the Wholesale Banking segment and Private Wealth Management business. Investment Banking and Corporate Banking teams within CIB serve clients across the nation, offering a full suite of traditional banking and investment banking products and services to companies with annual revenues typically greater than $150 million. Investment Banking serves select industry segments including consumer and retail, energy, financial services, healthcare, industrials, media and communications, real estate, and technology. Corporate Banking serves clients across diversified industry sectors based on size, complexity, and frequency of capital markets issuance. Also managed within CIB is the Equipment Finance Group, which provides lease financing solutions (through SunTrust Equipment Finance & Leasing).

•
Commercial & Business Banking offers an array of traditional banking products, including cash management services and investment banking solutions via STRH to commercial clients (generally those with average revenues $1 million to $150 million), not-for-profit organizations, and governmental entities, as well as auto dealer financing (floor plan inventory financing). Also managed within Commercial & Business Banking is the Premium Assignment Corporation, which creates corporate insurance premium financing solutions.

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

Notes to Consolidated Financial Statements (Unaudited), continued

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
For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•
Net interest income – Net interest income is presented on a FTE basis to make tax-exempt assets comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in this mismatch is generally attributable to corporate balance sheet management strategies.

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

•
Support and Overhead Costs – Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of equivalent employees and volume of loans and deposits). The recoveries for these allocations are in Corporate Other.

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

Notes to Consolidated Financial Statements (Unaudited), continued

	Three Months Ended September 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,893	$63,552	$25,262	$40	$—	$130,747
Average consumer and commercial deposits	86,468	43,144	2,664	(81)	—	132,195
Average total assets	47,338	75,137	30,414	27,627	2,917	183,433
Average total liabilities	87,167	49,775	3,085	21,256	(41)	161,242
Average total equity	—	—	—	—	22,191	22,191

Statements of Income:
Net interest income	$668	$423	$148	$70	($94)	$1,215
FTE adjustment	—	34	—	1	1	36
Net interest income - FTE [1]	668	457	148	71	(93)	1,251
Provision for credit losses [2]	40	9	44	—	—	93
Net interest income after provision for credit losses	628	448	104	71	(93)	1,158
Total noninterest income	399	241	130	14	(4)	780
Total noninterest expense	725	363	166	11	(6)	1,259
Income before provision/(benefit) for income taxes	302	326	68	74	(91)	679
Provision/(benefit) for income taxes [3]	111	97	25	(107)	(23)	103
Net income including income attributable to noncontrolling interest	191	229	43	181	(68)	576
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income	$191	$229	$43	$181	($68)	$576

	Three Months Ended September 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,529	$54,185	$27,920	$38	$—	$122,672
Average consumer and commercial deposits	84,159	39,269	3,247	(57)	—	126,618
Average total assets	45,576	66,038	33,025	26,116	1,083	171,838
Average total liabilities	84,999	46,368	3,740	15,716	(12)	150,811
Average total equity	—	—	—	—	21,027	21,027

Statements of Income/(Loss):
Net interest income	$653	$392	$141	$76	($54)	$1,208
FTE adjustment	—	31	—	1	—	32
Net interest income - FTE [1]	653	423	141	77	(54)	1,240
Provision for credit losses [2]	23	52	20	—	—	95
Net interest income after provision for credit losses	630	371	121	77	(54)	1,145
Total noninterest income	378	248	(1)	57	(2)	680
Total noninterest expense	691	381	638	22	(2)	1,730
Income/(loss) before provision/(benefit) for income taxes	317	238	(518)	112	(54)	95
Provision/(benefit) for income taxes [3]	117	75	(129)	(160)	(4)	(101)
Net income/(loss) including income attributable to noncontrolling interest	200	163	(389)	272	(50)	196
Net income attributable to noncontrolling interest	—	—	—	7	—	7
Net income/(loss)	$200	$163	($389)	$265	($50)	$189

1 Presented on a matched maturity funds transfer price basis for the segments.
2 Provision for credit losses represents net charge-offs by segment combined with an allocation to the segments of the provision attributable to quarterly changes in the allowance for loan and lease losses and unfunded commitment reserve balances.
3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited), continued

	Nine Months Ended September 30, 2014
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$41,553	$61,307	$27,106	$44	$—	$130,010
Average consumer and commercial deposits	85,456	42,750	2,260	(97)	—	130,369
Average total assets	47,154	72,647	31,067	26,413	2,817	180,098
Average total liabilities	86,202	49,440	2,763	19,751	(30)	158,126
Average total equity	—	—	—	—	21,972	21,972

Statements of Income/(Loss):
Net interest income	$1,963	$1,234	$422	$218	($208)	$3,629
FTE adjustment	—	102	—	2	1	105
Net interest income - FTE [1]	1,963	1,336	422	220	(207)	3,734
Provision for credit losses [2]	135	39	94	—	—	268
Net interest income after provision for credit losses	1,828	1,297	328	220	(207)	3,466
Total noninterest income	1,142	827	350	222	(13)	2,528
Total noninterest expense	2,170	1,168	717	91	(12)	4,134
Income/(loss) before provision/(benefit) for income taxes	800	956	(39)	351	(208)	1,860
Provision/(benefit) for income taxes [3]	294	305	(16)	(40)	(74)	469
Net income/(loss) including income attributable to noncontrolling interest	506	651	(23)	391	(134)	1,391
Net income attributable to noncontrolling interest	—	—	—	11	—	11
Net income/(loss)	$506	$651	($23)	$380	($134)	$1,380

	Nine Months Ended September 30, 2013
(Dollars in millions)	Consumer Banking and Private Wealth Management	Wholesale Banking	Mortgage Banking	Corporate Other	Reconciling Items	Consolidated
Balance Sheets:
Average loans	$40,360	$53,413	$27,830	$46	$—	$121,649
Average consumer and commercial deposits	84,447	39,030	3,501	(31)	—	126,947
Average total assets	45,398	65,592	32,973	26,737	1,361	172,061
Average total liabilities	85,277	46,253	4,166	15,314	(87)	150,923
Average total equity	—	—	—	—	21,138	21,138

Statements of Income/(Loss):
Net interest income	$1,945	$1,165	$409	$238	($117)	$3,640
FTE adjustment	—	90	—	2	1	93
Net interest income - FTE [1]	1,945	1,255	409	240	(116)	3,733
Provision/(benefit) for credit losses [2]	201	120	133	(1)	—	453
Net interest income after provision/(benefit) for credit losses	1,744	1,135	276	241	(116)	3,280
Total noninterest income	1,105	795	328	179	(6)	2,401
Total noninterest expense	2,088	1,085	1,248	58	(9)	4,470
Income/(loss) before provision/(benefit) for income taxes	761	845	(644)	362	(113)	1,211
Provision/(benefit) for income taxes [3]	280	275	(181)	(83)	(14)	277
Net income/(loss) including income attributable to noncontrolling interest	481	570	(463)	445	(99)	934
Net income attributable to noncontrolling interest	—	—	—	16	—	16
Net income/(loss)	$481	$570	($463)	$429	($99)	$918
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

Notes to Consolidated Financial Statements (Unaudited), continued

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
AOCI was calculated as follows:

	Three Months Ended September 30
	2014			2013
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount
AOCI, beginning balance	($78)	$19	($59)	($432)	$149	($283)
Unrealized losses on AFS securities:
Unrealized net losses	(67)	24	(43)	(18)	7	(11)
Less: Reclassification adjustment for realized net losses	9	(3)	6	—	—	—
Unrealized (losses)/gains on cash flow hedges:
Unrealized net (losses)/gains	(31)	12	(19)	60	(22)	38
Less: Reclassification adjustment for realized net gains	(99)	36	(63)	(101)	37	(64)
Change related to employee benefit plans	2	(1)	1	7	(3)	4
AOCI, ending balance	($264)	$87	($177)	($484)	$168	($316)

	Nine Months Ended September 30
	2014			2013
(Dollars in millions)	Pre-tax Amount	Income Tax (Expense)/ Benefit	After-tax Amount	Pre-tax Amount	Income Tax (Expense)/Benefit	After-tax Amount
AOCI, beginning balance	($442)	$153	($289)	$506	($197)	$309
Unrealized gains/(losses) on AFS securities:
Unrealized net gains/(losses)	379	(140)	239	(736)	271	(465)
Less: Reclassification adjustment for realized net losses/(gains)	11	(4)	7	(2)	1	(1)
Unrealized gains on cash flow hedges:
Unrealized net gains	36	(13)	23	15	(5)	10
Less: Reclassification adjustment for realized net gains	(302)	111	(191)	(315)	116	(199)
Change related to employee benefit plans	54	(20)	34	48	(18)	30
AOCI, ending balance	($264)	$87	($177)	($484)	$168	($316)

Notes to Consolidated Financial Statements (Unaudited), continued

The reclassification from AOCI consisted of the following:

(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30		Affected line item in the Consolidated Statements of Income
Details about AOCI components	2014	2013	2014	2013
Realized losses/(gains) on AFS securities:
	$9	$—	$11	($2)	Net securities (losses)/gains
	(3)	—	(4)	1	Provision/(benefit) for income taxes
	$6	$—	$7	($1)
Gains on cash flow hedges:
	($99)	($101)	($302)	($315)	Interest and fees on loans
	36	37	111	116	Provision/(benefit) for income taxes
	($63)	($64)	($191)	($199)
Change related to employee benefit plans:
Amortization of actuarial losses	$2	$6	$8	$19	Employee benefits
	—	1	46	29	Other assets/other liabilities [1]
	2	7	54	48
	(1)	(3)	(20)	(18)	Provision/(benefit) for income taxes
	$1	$4	$34	$30
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

Important Cautionary Statement About Forward-Looking Statements

This report contains forward-looking statements. Statements regarding: (1) expected share repurchases; (2) the impact of Dodd-Frank Act, Basel III regulatory capital rules and other regulatory standards on our capital ratios; (3) future levels of net interest margin; interest rates; NPLs; provision for loan losses; interest income; swap income; asset sensitivity; net charge-offs, including net charge-offs in the residential, commercial, and consumer portfolios; early stage delinquencies; the ALLL and the ALLL to period-end loans ratio; and OREO gains; (4) future actions taken regarding LCR and related effects, and our ability to comply with future regulatory requirements within regulatory timelines; (5) future changes in cyclical costs and our expense base; and (6) the estimated costs, and the effect of such costs on our future financial results, of fulfilling our commitments under the National Servicing Settlement and related settlements, including required consumer relief efforts and the implementation of certain servicing standards associated with the settlements; are forward looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could"; such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

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

INTRODUCTION
We are a leading provider of financial services, particularly in the Southeastern and Mid-Atlantic U.S., and our headquarters is located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers, businesses, and corporations, both through its branches (located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia) and through other national delivery channels. We operate three business segments: Consumer Banking and Private Wealth Management, Wholesale Banking, and Mortgage Banking, with the remainder in Corporate Other. Within each of our businesses, we have growth strategies both within our Southeastern and Mid-Atlantic footprint and targeted national markets. See Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q for a description of our business segments. In addition to deposit, credit, mortgage banking, and trust and investment services offered by the Bank, our other subsidiaries provide asset management, securities brokerage, and capital markets services.
This MD&A is intended to assist readers in their analysis of the accompanying Consolidated Financial Statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and other information contained in this document and our 2013 Annual Report on Form 10-K. When we refer to “SunTrust,” “the Company,” “we,” “our,” and “us” in this narrative, we mean SunTrust Banks, Inc. and subsidiaries (consolidated). In the MD&A, net interest income, net interest margin, total revenue, and efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Additionally, we present other non-U.S. GAAP metrics to assist investors in understanding management’s view of particular financial measures, as well as to align presentation of these financial measures with peers in the industry who may also provide a similar presentation. Reconcilements for all non-U.S. GAAP measures are provided in Table 1.

EXECUTIVE OVERVIEW
Economic
Modest economic growth continued during the third quarter of 2014. Unemployment levels remained above historical averages, despite the overall unemployment rate continuing to show gradual improvement, ending the quarter just below 6%. Market volatility returned to both the fixed income and equity markets during the quarter, with the S&P 500 volatility index recently peaking at levels not seen since 2012. Weighing on the U.S. economy were geopolitical concerns and uncertainty about economic growth in Europe and China. The housing market remained sluggish given subdued home purchase activity. Corporate profits remained stable as benefits from operational rightsizing continued, but revenue growth remained somewhat constrained. The overall national Gross Domestic Product grew at an annualized rate of approximately 3.5% during the third quarter, compared to 4.6% during the second quarter. Consumer confidence wavered during the third quarter, reflecting mixed sentiment about labor markets and future earnings potential. Overall, the U.S. macroeconomic environment outlook remains unsettled with no clear consensus around the future strength of the U.S. economy.
The Federal Reserve continued to maintain a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends. In this regard, the Federal Reserve concluded its asset purchase program in October 2014. The further reduction of its asset purchases was in response to improving labor market and other economic indicators. The Federal Reserve noted that its sizable holdings of longer-term government securities should maintain downward pressure on longer-term interest rates, thereby supporting mortgage markets and fostering more accommodative financial conditions. The Federal Reserve continues to forecast economic growth strengthening from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing longer-term inflation. However, modest economic growth and low inflation, driven by low oil prices and a strong dollar, are causing the expected timing of the Federal Reserve raising rates to extend from mid-2015 to later in 2015.
Capital
During the third quarter we repurchased $215 million of our outstanding common stock, which included a $130 million one-time repurchase completed upon receiving a non-objection from the Federal Reserve. These repurchases, along with approximately $133 million repurchased during the first six months of 2014, brings our total repurchases of common stock to approximately $348 million during 2014. We currently expect to repurchase approximately $230 million of outstanding common stock through the end of the first quarter of 2015.
Additionally, during the third quarter, we declared a quarterly common stock dividend of $0.20 per common share, consistent with the second quarter and representing an increase of $0.10 per common share from the third quarter of last year. See additional details related to our capital actions in the “Capital Resources” section of this MD&A.
The Federal Reserve published final rules on October 11, 2013 related to capital adequacy requirements to implement the BCBS's Basel III framework for financial institutions in the U.S. The final rules become effective for us on January 1, 2015. Based on our current and ongoing analysis of the requirements, we estimate our Basel III CET 1 ratio at September 30, 2014, on a fully phased-in basis, to be approximately 9.75%, which is well above the regulatory requirement prescribed by the final rules. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio. See additional discussion of Basel III in the "Capital Resources" section of this MD&A.

Financial performance
Net income available to common shareholders for the third quarter of 2014 was $563 million, or $1.06 per average diluted common share, and included a specific tax benefit of $130 million, or $0.25 per average diluted common share, as a result of the completion of a tax authority examination. For the third quarter of 2013, our net income available to common shareholders was $179 million, or $0.33 per average common diluted share; however, this included $179 million, or $0.33 per average diluted common share, of net costs related primarily to the resolution of legacy mortgage-related matters and the completion of a taxable reorganization of certain subsidiaries. During the nine months ended September 30, 2014, our net income available to common shareholders was $1.3 billion, or $2.51 per average common diluted share, compared to $884 million, or $1.64 per average common diluted share during the nine months ended September 30, 2013. The results for the first nine months of 2014 included $81 million of additional net income, or $0.16 per average diluted common share, related to the aforementioned tax benefit in the current quarter, as well as Form 8-K and other legacy mortgage-related items from the second quarter that were discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. A summary of the Form 8-K and other legacy mortgage-related items that impacted our current and prior periods' results are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net income available to common shareholders	$563	$179	$1,343	$884
Form 8-K and other legacy mortgage-related items impacting the periods:
Operating losses primarily related to settlement of HAMP [1]	—	—	179	—
Operating losses related to settlement of certain mortgage-related legal matters	—	323	—	323
Mortgage repurchase provision related to repurchase settlements	—	63	—	63
Provision for unrecoverable servicing advances	—	96	—	96
Gain on sale of RidgeWorth [2]	—	—	(105)	—
Tax benefit related to above items	—	(190)	(25)	(190)
Tax benefit related to completion of tax authority examination	(130)	—	(130)	—
Net tax benefit related to subsidiary reorganization and other	—	(113)	—	(113)
Adjusted net income available to common shareholders	$433	$358	$1,262	$1,063

Net income per average common share, diluted	$1.06	$0.33	$2.51	$1.64
Adjusted net income per average common share, diluted	$0.81	$0.66	$2.35	$1.97

1 See additional discussion related to HAMP in Note 15, “Contingencies,” to the Consolidated Financial Statements in this Form 10-Q.
2 See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q for additional information.

See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impact of Form 8-K and other legacy mortgage-related items. The 2014 items noted above consist of: a current quarter tax benefit related to the completion of a tax authority examination that was announced in our Form 8-K filed with the SEC on September 9, 2014; prior quarter operating losses primarily related to the settlement of the HAMP claims as detailed in our Form 8-K that was filed with the SEC on July 3, 2014; and the prior quarter gain on sale of RidgeWorth, our asset management subsidiary, also announced in our Form 8-K that was filed with the SEC on July 3, 2014. The 2013 items noted above primarily related to the resolution of certain legacy mortgage-related and other matters, as well as the impact of the completion of a taxable reorganization of certain subsidiaries along with other less significant tax matters. Further details about the 2013 items noted above can be found in our Form 8-K that was filed with the SEC on October 10, 2013. When excluding the aforementioned items from each period's results, our diluted earnings per common share increased 23% during the current quarter and 19% during the first nine months of 2014, compared to the same periods in 2013. The increase in quarterly EPS was primarily the result of slightly higher revenues and lower expenses, and the increase in nine-month EPS was primarily the result of declines in the provision for credit losses and noninterest expense.
Total revenue increased $111 million and $128 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Total adjusted revenue increased $48 million, or 2%, during the three months ended September 30, 2014 compared to the same period in 2013, and decreased $40 million, or 1%, during the nine months ended September 30, 2014 compared to the same period in 2013. The slight increase in the current quarter was due to higher mortgage servicing and retail investment services income, gains on the sale of mortgage LHFS, and a slight increase in net interest income, partially offset by foregone RidgeWorth revenue and lower investment banking income. The slight year-over-year decrease was primarily driven by significantly lower mortgage production income resulting from a 55% decline in production volume due to lower refinance activity, coupled with the same factors that affected the quarterly comparison, partially offset by higher investment banking income. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of total adjusted revenue.
Net interest income increased $11 million compared to the third quarter of 2013 and remained stable compared to the first nine months of 2013 as solid earning asset growth was neutralized by yield compression on earning assets. Net interest income increased $7 million compared to the second quarter of 2014 as loan growth negated a seven basis point decline in loan yields during the current quarter. Net interest margin for the current quarter was 3.03%, a decline of 16 basis points compared to the third quarter of 2013, and was 3.11% for the nine months ended September 30, 2014, a 14 basis point decline from the same period in 2013. The quarterly and year-to-date decline in net interest margin was primarily due to a 16 basis point decline in earning asset yields, driven by lower loan yields as the low interest rate environment persisted, while rates paid on interest-bearing liabilities remained relatively stable. See additional discussion related to revenue, net interest income and margin, and noninterest income in the "Net Interest Income/Margin" and "Noninterest Income" sections of this MD&A. Also see Table 16, "Net Interest Income Asset Sensitivity," in this MD&A for an analysis of potential changes in net interest income due to instantaneous moves in benchmark interest rates.
Noninterest expense during the third quarter and first nine months of 2014 was $1.3 billion and $4.1 billion, respectively. Adjusted noninterest expense decreased $52 million, or 4%, compared to the prior year quarter and $96 million, or 2%, compared to the nine months ended September 30, 2013. These decreases reflect our overall efficiency and expense management focus as well as lower cyclical costs, partially offset by higher incentive compensation tied to improved business performance and targeted hiring in revenue producing positions. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of adjusted noninterest expense.
During the three and nine months ended September 30, 2014, our efficiency ratio improved to 62.0% and 66.0%, and our tangible efficiency ratio improved to 61.7% and 65.8%, respectively. Our adjusted tangible efficiency ratio was 61.7% and 64.0% during the three and nine months ended September 30, 2014, respectively. We are on track to meet our adjusted tangible efficiency ratio target of less than 64% for the full year of 2014, and we continue to make progress toward our long-term tangible efficiency ratio target of below 60%. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional information regarding our adjusted tangible efficiency ratio.
Our asset quality performance was strong during the third quarter and first nine months of 2014. Total NPLs declined 22% compared to December 31, 2013, reflecting targeted reductions in our residential loan portfolio as we moved $53 million of nonperforming mortgage loans to LHFS in anticipation of a sale in the fourth quarter, which resulted in a $9 million charge-off upon transfer. Reductions in OREO continued, declining 34% from year end to $112 million, the lowest level since 2006. Early stage delinquencies, a leading indicator of asset quality, particularly for consumer loans, improved during the first nine months of 2014, both in total and when excluding government-guaranteed loan delinquencies.
At September 30, 2014, the ALLL balance equaled 1.49% of total loans, a decline of 11 basis points compared to December 31, 2013. The provision for credit losses was essentially stable compared to the third quarter of 2013, and decreased $185 million, or 41%, compared to the first nine months of 2013. The decline in the provision for loan losses during the first nine months of 2014 compared to the same period in 2013 was largely attributable to improvements in credit quality trends, particularly in our residential and CRE portfolios, and lower net charge-offs during the first nine months of 2014 compared to 2013. The effects of these improvements were partially offset by loan growth in the commercial and consumer loan portfolios. Net charge-offs decreased 12% and 36% during the third quarter and first nine months of 2014 compared to the same periods in 2013, respectively. The declines during 2014 were the result of improved credit quality, specifically in our commercial and residential loan portfolios. Annualized net charge-offs to total average loans declined to 0.39% and 0.36% during the third quarter and first nine months of 2014, respectively, compared to 0.47% and 0.61% during the same periods in 2013, respectively. The provision for credit losses increased $20 million, or 27%, in the current quarter in response to a modest increase in net charge-offs and loan growth, with offsetting improvements in asset quality, compared to the second quarter of 2014. Over the near-term, we expect further, though moderating, declines in NPLs, primarily driven by the residential portfolio. We also expect our provision for loan losses to remain fairly stable over the next few quarters, in line with our results for the past five quarters, as continued strong asset quality may offset further loan growth. See additional discussion of credit and asset quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets,” sections of this MD&A.
Average loans increased 7% during both the third quarter and first nine months of 2014, compared to the same periods of 2013. Loan growth during these periods was driven by our C&I, CRE, and consumer portfolios, and was partially offset by declines in the government-guaranteed residential mortgage and home equity portfolios. Additionally, period-end loans at September 30, 2014 were up 2% and 3% compared to June 30, 2014 and December 31, 2013, respectively. The sequential period-end comparison better illustrates our core loan growth this quarter, as it does not consider the impact of the $2.1 billion guaranteed residential mortgage loan transfer to LHFS during the second quarter. In the third quarter, we sold $2.0 billion of these government-guaranteed residential mortgages on a servicing retained basis, which resulted in a $41 million pre-tax gain. We used the proceeds from this sale to fund our investment in high-quality liquid securities to help us meet forthcoming LCR requirements. At September 30, 2014, our LCR is already above the January 1, 2016 requirement of 90%; therefore, we do not expect further actions taken regarding the LCR to have a material effect on our earnings or balance sheet profile. C&I loan growth was broad-based across almost all industry verticals during the quarter, driven primarily by not-for-profit and government clients. CRE loan momentum continued this quarter due to growth in our institutional business, success in our REIT platform, and a small portfolio acquisition. Consumer loans also increased due to growth in our consumer direct, indirect, and credit card portfolios. These trends are consistent with our multi-year effort to optimize the balance sheet and add diversification by growing high-quality commercial and consumer loans. Overall, loan growth was solid this quarter and reflects our execution of certain growth initiatives alongside generally improving economic conditions in our markets. We have built positive and broad-based momentum across our lending platforms and are focused on ensuring our deposit growth is supportive of our lending initiatives.
Average consumer and commercial deposits increased 4% and 3% during the third quarter and first nine months of 2014, compared to the same periods in 2013, respectively, as solid growth in lower cost deposits was partially offset by declines in time deposits due to maturities. Specifically, average lower cost deposits increased $7.9 billion, or 7%, while average time deposits declined $2.4 billion, or 17%, compared to the third quarter of 2013. Average lower cost deposits increased $5.5 billion, or 5%, while average time deposits declined $2.1 billion, or 15%, compared to the first nine months of 2013. The continued favorable shift in consumer and commercial deposit mix helped reduce interest-bearing deposit costs by eight basis points and seven basis points compared to the third quarter and first nine months of 2013, respectively. Additionally, consumer and commercial deposits increased 1% compared to the second quarter of 2014, as the favorable shift in deposit mix also drove interest-bearing deposit costs down by four basis points. See additional discussion in the "Net Interest Income/Margin" section of this MD&A.
Business segments highlights
This quarter’s performance demonstrated solid momentum across each of our businesses, with a mix of revenue momentum in certain businesses combined with good expense discipline in others, the result of which was further improvement in our overall efficiency. The economies in our markets continue to track positively, and we continue to make investments in our teammates and businesses such that we are delivering better products and services to our clients.

In Consumer Banking and Private Wealth Management, we achieved solid returns on our strategic initiatives and continued to exhibit revenue momentum in the third quarter in both our wealth management and lending-related businesses. Net income grew 18% during the third quarter of 2014 compared the second quarter of 2014, but was down 5% compared to the third quarter of 2013 due to a higher provision for credit losses and expenses. The combination of moderating asset quality improvement and incremental balance sheet growth drove the higher provision for credit losses, while the higher expense base reflected increased hiring related to revenue-generating positions and elevated operating losses. Continued revenue momentum was a key driver of our performance, as revenues were up 3% compared to both the second quarter of 2014 and the third quarter of 2013. The growth was balanced between net interest income and fee income, with positive trends in trust and investment management, retail investment services, and deposit fees. Consumer loan production increased 23% compared to the third quarter of 2013, led by continued momentum in our consumer direct, credit card, and indirect auto loan portfolios, which more than offset reductions in home equity and guaranteed student loans. Our success in consumer direct and credit card, in particular, demonstrates our focus on driving growth in higher risk-adjusted return businesses. The growth in our consumer direct portfolio has been driven by distinct lending platforms we have acquired or developed that are efficient, high in customer satisfaction, and of good credit quality, with average FICO scores in excess of 750. Average client deposits increased 1% compared to the second quarter of 2014, reflecting our enhanced focus on meeting more of our clients’ deposit needs. Overall, we continue to focus on investing in our digital platform, improving our deposit momentum, and driving revenue growth opportunities, to help offset the impact associated with the prolonged low rate environment. Expense discipline is also a key contributor to achieving our strategic objectives in this segment, and we continue to balance cost reduction opportunities with prudent investments for growth.

Wholesale Banking's core trends remained strong during the third quarter of 2014, driven by continued revenue momentum and strong asset quality. Net income increased 40% during the third quarter of 2014 compared to the third quarter of 2013, but declined 7% compared to the second quarter of 2014. Revenue increased 4% during the current quarter compared to the third quarter of 2013, but declined 8% from the prior quarter. Net interest income was up relative to both periods, driven by loan and deposit growth, though this was partially offset by the decline in loan yields. Noninterest income, particularly investment banking and trading income, drove the revenue decline compared to the second quarter of 2014. During the first nine months of 2014, investment banking and trading income grew 14% and 12%, respectively, compared to the first nine months of 2013, reflecting the investments we have made in talent and capabilities, as well as our increasing market share. Average loan growth was broad-based and grew 4% and 17% compared to the prior quarter and third quarter of 2013, respectively, led by growth throughout CIB’s client segments, most notably within the energy practice and asset securitization groups, our corporate banking national expansion initiatives, and asset-based lending products, in addition to strength in our CRE, not-for-profit, and government businesses. Deposit growth was strong year-over-year, with increases noted across each line of business. Our markets remain competitive, but our value proposition continues to be well received by clients and we continue to gain market share in the areas in which we choose to compete. Lower loan yields will continue to be a challenge, but we are working to mitigate the impact of these lower loan yields through discipline concerning our utilization of the balance sheet and continuing to expand our fee income and deposit opportunities, particularly with our commercial clients. Looking forward, our investment banking backlog and lending pipelines are healthy, and we remain optimistic about the overall growth and profitability outlook of our Wholesale Banking segment.

Mortgage Banking continued to show steady quarterly progress as the current quarter was our third consecutive quarter of core profitability, with net income of $43 million during the quarter. Net income increased compared to the second quarter of 2014, driven by the prior quarter operating losses primarily related to the settlement of the HAMP claims and a $41 million gain on sale of mortgage loans in the current quarter, partially offset by lower production revenue and higher charge-offs associated with targeted reductions in our NPL portfolio in the current quarter. The revenue environment remained challenging, with industry origination volumes 15% lower than expected at the beginning of the year and approximately 50% lower than the ten-year average prior to 2014. While the market is supported by good overall affordability, inventory levels, building activity, and the amount of first-time home buying continue to dampen total origination volumes. We continued to invest in performing MSRs and during the quarter, we added approximately $3 billion of serviced loans to our MSR portfolio through a combination of purchases and agency loan production. Additionally, we continue to carefully manage our expense base and improve our risk profile.

Additional information related to our segments can be found in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q, and further discussion of segment results for the first nine months of 2014 and 2013, can be found in the "Business Segment Results" section of this MD&A.

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES				Table 1
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions and shares in thousands, except per share data)	2014	2013	2014	2013
Summary of Operations:
Interest income	$1,353	$1,339	$4,036	$4,045
Interest expense	138	131	407	405
Net interest income	1,215	1,208	3,629	3,640
Provision for credit losses	93	95	268	453
Net interest income after provision for credit losses	1,122	1,113	3,361	3,187
Noninterest income	780	680	2,528	2,401
Noninterest expense [1]	1,259	1,730	4,134	4,470
Income before provision/(benefit) for income taxes	643	63	1,755	1,118
Provision/(benefit) for income taxes [1]	67	(133)	364	184
Net income attributable to noncontrolling interest	—	7	11	16
Net income	$576	$189	$1,380	$918
Net income available to common shareholders	$563	$179	$1,343	$884
Adjusted net income available to common shareholders [2]	$433	$358	$1,262	$1,063
Net interest income - FTE [3]	$1,251	$1,240	$3,734	$3,733
Total revenue - FTE [3]	2,031	1,920	6,262	6,134
Total adjusted revenue - FTE [3,4]	2,031	1,983	6,157	6,197
Net income per average common share:
Diluted	1.06	0.33	2.51	1.64
Adjusted diluted [2]	0.81	0.66	2.35	1.97
Basic	1.07	0.33	2.54	1.65
Dividends paid per average common share	0.20	0.10	0.50	0.25
Book value per common share			40.85	37.85
Tangible book value per common share [5]			29.21	26.27
Selected Average Balances:
Total assets	$183,433	$171,838	$180,098	$172,061
Earning assets	163,688	154,235	160,491	153,412
Loans	130,747	122,672	130,010	121,649
Consumer and commercial deposits	132,195	126,618	130,369	126,947
Brokered time and foreign deposits	1,624	2,007	1,841	2,083
Total shareholders’ equity	22,191	21,027	21,972	21,138
Average common shares - diluted	533,230	538,850	535,222	539,488
Average common shares - basic	527,402	533,829	529,429	534,887
Financial Ratios (Annualized):
ROA	1.25%	0.44%	1.02%	0.71%
ROE	10.41	3.49	8.45	5.79
ROTCE [6]	14.59	5.10	11.92	8.44
Net interest margin - FTE [3]	3.03	3.19	3.11	3.25
Efficiency ratio [7]	62.03	90.13	66.01	72.88
Tangible efficiency ratio [8]	61.69	89.82	65.79	72.58
Adjusted tangible efficiency ratio [2,8]	61.69	65.83	64.00	65.08
Total average shareholders’ equity to total average assets	12.10	12.24	12.20	12.29
Tangible equity to tangible assets [9]			8.94	8.98
Capital Adequacy:
Tier 1 common equity			9.63%	9.94%
Tier 1 capital			10.54	10.97
Total capital			12.32	13.04
Tier 1 leverage			9.51	9.46

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2014	2013	2014	2013
Reconcilement of Non-U.S. GAAP Measures:
Efficiency ratio [7]	62.03%	90.13%	66.01%	72.88%
Impact of excluding amortization	(0.34)	(0.31)	(0.22)	(0.30)
Tangible efficiency ratio [8]	61.69	89.82	65.79	72.58
Impact of excluding Form 8-K and other legacy mortgage-related items	—	(23.99)	(1.79)	(7.50)
Adjusted tangible efficiency ratio [2,8]	61.69%	65.83%	64.00%	65.08%
ROE	10.41%	3.49%	8.45%	5.79%
Impact of removing average intangible assets (net of deferred taxes), excluding MSRs, from average common shareholders' equity	4.18	1.61	3.47	2.65
ROTCE [6]	14.59%	5.10%	11.92%	8.44%
Net interest income	$1,215	$1,208	$3,629	$3,640
Taxable-equivalent adjustment	36	32	105	93
Net interest income - FTE [3]	1,251	1,240	3,734	3,733
Noninterest income	780	680	2,528	2,401
Total revenue - FTE [3]	2,031	1,920	6,262	6,134
Impact of excluding Form 8-K items	—	63	(105)	63
Total adjusted revenue - FTE [3,4]	$2,031	$1,983	$6,157	$6,197
Noninterest income	$780	$680	$2,528	$2,401
Impact of excluding Form 8-K items	—	63	(105)	63
Adjusted noninterest income [4]	$780	$743	$2,423	$2,464
Noninterest expense	$1,259	$1,730	$4,134	$4,470
Impact of excluding Form 8-K and other legacy mortgage-related items	—	(419)	(179)	(419)
Adjusted noninterest expense [2]	$1,259	$1,311	$3,955	$4,051

	September 30, 2014	September 30, 2013
Total shareholders’ equity	$22,269	$21,070
Goodwill, net of deferred taxes [10]	(6,127)	(6,189)
Other intangible assets, net of deferred taxes, and MSRs [11]	(1,320)	(1,285)
MSRs	1,305	1,248
Tangible equity	16,127	14,844
Preferred stock	(725)	(725)
Tangible common equity	$15,402	$14,119

Total assets	$186,818	$171,777
Goodwill	(6,337)	(6,369)
Other intangible assets including MSRs	(1,320)	(1,287)
MSRs	1,305	1,248
Tangible assets	$180,466	$165,369
Tangible equity to tangible assets [9]	8.94%	8.98%
Tangible book value per common share [5]	$29.21	$26.27

Total loans	$132,151	$124,340
Government guaranteed loans	(5,965)	(9,016)
Loans held at fair value	(284)	(316)
Total loans, excluding government guaranteed and fair value loans	$125,902	$115,008
Allowance to total loans, excluding government guaranteed and fair value loans [12]	1.56%	1.80%

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
(Dollars in millions, except per share data)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	As Reported	Adjustments		Excluding Form 8-K items [2]	As Reported	Adjustments		Excluding Form 8-K and other legacy mortgage- related items [2]
Net interest income	$1,215	$—		$1,215	$3,629	$—		$3,629
Provision for credit losses	93	—		93	268	—		268
Net interest income after provision for credit losses	1,122	—		1,122	3,361	—		3,361
Noninterest Income
Service charges on deposit accounts	169	—		169	483	—		483
Other charges and fees	95	—		95	274	—		274
Card fees	81	—		81	239	—		239
Trust and investment management income	93	—		93	339	—		339
Retail investment services	76	—		76	224	—		224
Investment banking income	88	—		88	296	—		296
Trading income	46	—		46	141	—		141
Mortgage servicing related income	44	—		44	143	—		143
Mortgage production related income	45	—		45	140	—		140
Gain on sale of subsidiary	—	—		—	105	(105)	[13]	—
Net securities losses	(9)	—		(9)	(11)	—		(11)
Other noninterest income	52	—		52	155	—		155
Total noninterest income	780	—		780	2,528	(105)		2,423
Noninterest Expense
Employee compensation	649	—		649	1,967	—		1,967
Employee benefits	81	—		81	326	—		326
Outside processing and software	184	—		184	535	—		535
Operating losses	29	—		29	268	(179)	[14]	89
Net occupancy expense	84	—		84	254	—		254
Equipment expense	41	—		41	127	—		127
Regulatory assessments	29	—		29	109	—		109
Marketing and customer development	35	—		35	91	—		91
Credit and collection services	21	—		21	67	—		67
Amortization	7	—		7	14	—		14
Other noninterest expense [1]	99	—		99	376	—		376
Total noninterest expense	1,259	—		1,259	4,134	(179)		3,955
Income before provision for income taxes	643	—		643	1,755	74		1,829
Provision for income taxes [1]	67	130	[15]	197	364	155	[15,16]	519
Income including income attributable to noncontrolling interest	576	(130)		446	1,391	(81)		1,310
Net income attributable to noncontrolling interest	—	—		—	11	—		11
Net income	$576	($130)		$446	$1,380	($81)		$1,299
Net income available to common shareholders	$563	($130)		$433	$1,343	($81)		$1,262
Net income per average common share - diluted	$1.06	($0.25)		$0.81	$2.51	($0.16)		$2.35
Total Revenue - FTE [3]	$2,031	$—		$2,031	$6,262	($105)		$6,157
Efficiency ratio [7]	62.03%			62.03%	66.01%			64.23%
Tangible efficiency ratio [8]	61.69			61.69	65.79			64.00
Effective tax rate	10.37			30.60	20.90			28.58

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
(Dollars in millions, except per share data)	As Reported		Adjustments		Excluding Form 8-K items [2]	As Reported	Adjustments		Excluding Form 8-K items [2]
Net interest income	$1,208		$—		$1,208	$3,640	$—		$3,640
Provision for credit losses	95		—		95	453	—		453
Net interest income after provision for credit losses	1,113		—		1,113	3,187	—		3,187
Noninterest Income
Service charges on deposit accounts	168		—		168	492	—		492
Other charges and fees	91		—		91	277	—		277
Card fees	77		—		77	231	—		231
Trust and investment management income	133		—		133	387	—		387
Retail investment services	68		—		68	198	—		198
Investment banking income	99		—		99	260	—		260
Trading income	33		—		33	124	—		124
Mortgage servicing related income	11		—		11	50	—		50
Mortgage production related (loss)/income	(10)		63	[18]	53	282	63	[18]	345
Net securities gains	—		—		—	2	—		2
Other noninterest income	10		—		10	98	—		98
Total noninterest income	680		63		743	2,401	63		2,464
Noninterest Expense
Employee compensation	611		—		611	1,856	—		1,856
Employee benefits	71		—		71	322	—		322
Outside processing and software	190		—		190	555	—		555
Operating losses	350		(323)	[19]	27	461	(323)	[19]	138
Net occupancy expense	86		—		86	261	—		261
Equipment expense	45		—		45	136	—		136
Regulatory assessments	45		—		45	140	—		140
Marketing and customer development	34		—		34	95	—		95
Credit and collection services	139		(96)	[20]	43	224	(96)	[20]	128
Amortization	6		—		6	18	—		18
Other noninterest expense [1]	153		—		153	402	—		402
Total noninterest expense	1,730		(419)		1,311	4,470	(419)		4,051
Income before (benefit)/provision for income taxes	63		482		545	1,118	482		1,600
(Benefit)/provision for income taxes [1]	(133)		303	[16,17]	170	184	303	[16,17]	487
Income including income attributable to noncontrolling interest	196		179		375	934	179		1,113
Net income attributable to noncontrolling interest	7		—		7	16	—		16
Net income	$189		$179		$368	$918	$179		$1,097
Net income available to common shareholders	$179		$179		$358	$884	$179		$1,063
Net income per average common share - diluted	$0.33		$0.33		$0.66	$1.64	$0.33		$1.97
Total Revenue - FTE [3]	$1,920		$63		$1,983	$6,134	$63		$6,197
Efficiency ratio [7]	90.13%				66.14%	72.88%			65.37%
Tangible efficiency ratio [8]	89.82				65.83	72.58			65.08
Effective tax rate	NM	[21]			31.49	16.67			30.73

SELECTED QUARTERLY FINANCIAL DATA AND RECONCILEMENT OF NON-U.S. GAAP MEASURES, continued
(Dollars in billions)	September 30, 2014
Reconciliation of Common Equity Tier 1 Ratio:
Tier 1 Common Equity - Basel I	$15.4
Adjustments from Basel I to Basel III [22]	—
CET 1 - Basel III [23]	15.4

RWA - Basel I	160.0
Adjustments from Basel I to Basel III [24]	(2.0)
RWA - Basel III [23]	158.0
Resulting regulatory capital ratios:
Basel I - Tier 1 common equity ratio	9.63%
Basel III - CET 1 ratio [23]	9.75
1 Amortization expense related to qualified affordable housing investment costs is recognized in provision/(benefit) for income taxes for the three and nine months ended September 30, 2014 as allowed by a recently adopted accounting standard. Prior to the first quarter of 2014, these amounts were recognized in other noninterest expense and therefore, for comparative purposes, $13 million and $33 million of amortization expense have been reclassified to provision/(benefit) for income taxes for the three and nine months ended September 30, 2013, respectively. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in this Form 10-Q for additional information.
2 We present certain income statement categories and also total revenue-FTE, noninterest expense, net income per average common diluted share, net income, net income available to common shareholders, an efficiency ratio, a tangible efficiency ratio, and the effective tax rate, excluding Form 8-K items and other legacy mortgage-related items. We believe these measures are useful to investors because it removes the effect of material items impacting the periods' results and is more reflective of normalized operations as it reflects results that are primarily client relationship and client transaction driven. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on September 9, 2014, July 3, 2014, and October 10, 2013.
3 We present net interest income, net interest margin, total revenue, and total adjusted revenue on an FTE basis. Total revenue is calculated as net interest income - FTE plus noninterest income. Net interest income - FTE adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.
4 We present total adjusted revenue - FTE and adjusted noninterest income. We believe revenue and noninterest income excluding Form 8-K items is more indicative of our performance because it isolates income that is primarily client relationship and client transaction driven and is more indicative of normalized operations. Removing these items also allows investors to compare our results to other companies in the industry that may not have had similar items impacting their results. Additional detail on certain of these items can be found in the Form 8-Ks filed with the SEC on July 3, 2014 and October 10, 2013.
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
8 We present a tangible efficiency ratio which excludes amortization. We believe this measure is useful to investors because it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.
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
10 Net of deferred taxes of $210 million and $180 million at September 30, 2014 and 2013, respectively.
11 Net of deferred taxes of $0 and $2 million at September 30, 2014 and 2013, respectively.
12 We present a ratio of allowance to total loans, excluding government guaranteed and fair value loans. We believe that this presentation more appropriately reflects the relationship between the ALLL and loans that attract an allowance. No allowance is recorded for loans held at fair value or loans guaranteed by a government agency for which we assume nominal risk of principal loss.
13 Reflects the pre-tax gain on sale of asset management subsidiary during the second quarter of 2014 that impacts the Corporate Other segment. See Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q for additional information related to the sale of RidgeWorth, as well as our Form 8-K that was filed with the SEC on July 3, 2014.
14 Reflects the pre-tax impact from the settlement of the mortgage modification investigation, further detailed in Form 8-K filed with the SEC on July 3, 2014, and other legacy mortgage-related items during the second quarter of 2014 that impact the Mortgage Banking segment.
15 Includes a $130 million income tax benefit related to the completion of a tax authority examination in the third quarter of 2014 that impacts the Corporate Other segment. Additional detail on this item can be found in Form 8-K filed with the SEC on September 9, 2014.
16 Includes the income tax impact on above items.
17 Includes a $113 million net tax benefit related to subsidiary reorganization and other tax matters during the third quarter of 2013, as disclosed in Form 8-K filed with the SEC on October 10, 2013, and impacts the Corporate Other segment.
18 Reflects the pre-tax impact of mortgage repurchase settlements with Fannie Mae and Freddie Mac during the third quarter of 2013 that impacts the Mortgage Banking segment.
19 Reflects the pre-tax impact from the settlement of certain legal and regulatory matters during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and primarily impacts the Mortgage Banking segment.
20 Reflects the pre-tax impact from the mortgage servicing advances allowance increase during the third quarter of 2013, announced in Form 8-K filed with the SEC on October 10, 2013, and impacts the Mortgage Banking segment.
21 The calculated effective tax rate for the three months ended September 30, 2013, which was negative, was considered to be not meaningful, or "NM."
22 Relates to the treatment of mortgage servicing assets essentially offset by certain disallowed DTAs.
23 The Basel III calculations of CET 1, RWA, and the CET 1 ratio are based upon our current interpretation of the final Basel III rules published by the Federal Reserve during October 2013, on a fully phased in basis.
24 The largest differences between our RWA as calculated under Basel I compared to Basel III relate to the risk-weightings for derivatives, unfunded commitments, letters of credit, certain commercial loans, and mortgage servicing assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid								Table 2
	Three Months Ended						Increase/(Decrease)
	September 30, 2014			September 30, 2013
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$61,700	$548	3.53%	$54,666	$535	3.88%	$7,034	(0.35)
CRE	6,386	46	2.86	4,615	37	3.18	1,771	(0.32)
Commercial construction	1,162	9	3.21	704	6	3.38	458	(0.17)
Residential mortgages - guaranteed	635	6	3.64	3,526	28	3.14	(2,891)	0.50
Residential mortgages - nonguaranteed	23,722	236	3.99	23,258	238	4.09	464	(0.10)
Home equity products	14,260	129	3.58	14,549	133	3.63	(289)	(0.05)
Residential construction	445	6	5.27	529	7	4.88	(84)	0.39
Guaranteed student loans	5,360	49	3.66	5,453	52	3.81	(93)	(0.15)
Other consumer direct	3,876	41	4.20	2,563	28	4.33	1,313	(0.13)
Indirect	11,556	92	3.15	11,069	94	3.36	487	(0.21)
Credit cards	788	19	9.74	656	16	9.73	132	0.01
Nonaccrual [3]	857	5	2.16	1,084	6	2.37	(227)	(0.21)
Total loans	130,747	1,186	3.60	122,672	1,180	3.81	8,075	(0.21)
Securities AFS:
Taxable	24,195	151	2.49	22,494	140	2.49	1,701	—
Tax-exempt - FTE [2]	235	3	5.24	243	3	5.16	(8)	0.08
Total securities AFS - FTE	24,430	154	2.52	22,737	143	2.52	1,693	—
Fed funds sold and securities borrowed or purchased under agreements to resell	1,036	—	—	1,029	—	0.01	7	(0.01)
LHFS	3,367	30	3.53	3,344	30	3.58	23	(0.05)
Interest-bearing deposits	53	—	0.05	22	—	0.11	31	(0.06)
Interest earning trading assets	4,055	19	1.85	4,431	18	1.64	(376)	0.21
Total earning assets	163,688	1,389	3.37	154,235	1,371	3.53	9,453	(0.16)
ALLL	(1,988)			(2,112)			124
Cash and due from banks	5,573			3,867			1,706
Other assets	14,613			14,271			342
Noninterest earning trading assets and derivatives	1,215			1,529			(314)
Unrealized gains on securities available for sale, net	332			48			284
Total assets	$183,433			$171,838			$11,595
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$28,224	$5	0.07%	$25,435	$4	0.06%	$2,789	0.01
Money market accounts	45,562	17	0.15	43,019	13	0.12	2,543	0.03
Savings	6,098	1	0.03	5,802	1	0.04	296	(0.01)
Consumer time	7,186	14	0.75	8,895	25	1.12	(1,709)	(0.37)
Other time	4,182	10	0.99	4,830	15	1.26	(648)	(0.27)
Total interest-bearing consumer and commercial deposits	91,252	47	0.20	87,981	58	0.26	3,271	(0.06)
Brokered time deposits	1,392	7	1.91	1,989	12	2.44	(597)	(0.53)
Foreign deposits	232	—	0.11	18	—	0.11	214	—
Total interest-bearing deposits	92,876	54	0.23	89,988	70	0.31	2,888	(0.08)
Funds purchased	937	—	0.10	505	—	0.09	432	0.01
Securities sold under agreements to repurchase	2,177	1	0.13	1,885	1	0.13	292	—
Interest-bearing trading liabilities	778	5	2.72	720	5	2.58	58	0.14
Other short-term borrowings	6,559	4	0.23	5,222	3	0.27	1,337	(0.04)
Long-term debt	13,064	74	2.24	9,891	52	2.06	3,173	0.18
Total interest-bearing liabilities	116,391	138	0.47	108,211	131	0.48	8,180	(0.01)
Noninterest-bearing deposits	40,943			38,637			2,306
Other liabilities	3,620			3,428			192
Noninterest-bearing trading liabilities and derivatives	288			535			(247)
Shareholders’ equity	22,191			21,027			1,164
Total liabilities and shareholders’ equity	$183,433			$171,838			$11,595
Interest Rate Spread			2.90%			3.05%		(0.15)
Net interest income - FTE [4]		$1,251			$1,240
Net Interest Margin [5]			3.03%			3.19%		(0.16)
1 Interest income includes loan fees of $48 million and $38 million for the three months ended September 30, 2014 and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $36 million and $32 million for the three months ended September 30, 2014 and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $106 million and $109 million for the three months ended September 30, 2014 and 2013, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense, and Average Yields Earned/Rates Paid, continued
	Nine Months Ended						Increase/(Decrease)
	September 30, 2014			September 30, 2013
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans: [1]
C&I - FTE [2]	$60,055	$1,630	3.63%	$54,310	$1,635	4.03%	$5,745	(0.40)
CRE	6,021	131	2.90	4,325	107	3.31	1,696	(0.41)
Commercial construction	1,022	25	3.31	665	18	3.53	357	(0.22)
Residential mortgages - guaranteed	2,316	63	3.63	3,789	81	2.86	(1,473)	0.77
Residential mortgages - nonguaranteed	23,834	717	4.01	22,708	717	4.21	1,126	(0.20)
Home equity products	14,389	386	3.58	14,424	393	3.64	(35)	(0.06)
Residential construction	468	16	4.66	567	21	4.97	(99)	(0.31)
Guaranteed student loans	5,448	149	3.67	5,397	155	3.84	51	(0.17)
Other consumer direct	3,396	107	4.22	2,466	81	4.39	930	(0.17)
Indirect	11,415	273	3.19	11,046	284	3.43	369	(0.24)
Credit cards	746	54	9.64	630	46	9.69	116	(0.05)
Nonaccrual [3]	900	16	2.31	1,322	27	2.71	(422)	(0.40)
Total loans	130,010	3,567	3.67	121,649	3,565	3.92	8,361	(0.25)
Securities AFS:
Taxable	23,145	448	2.58	22,514	421	2.49	631	0.09
Tax-exempt - FTE [2]	254	10	5.26	266	10	5.19	(12)	0.07
Total securities AFS - FTE	23,399	458	2.61	22,780	431	2.53	619	0.08
Fed funds sold and securities borrowed or purchased under agreements to resell	1,021	—	—	1,075	—	0.02	(54)	(0.02)
LHFS	2,172	61	3.77	3,544	90	3.37	(1,372)	0.40
Interest-bearing deposits	33	—	0.10	22	—	0.10	11	—
Interest earning trading assets	3,856	55	1.90	4,342	52	1.59	(486)	0.31
Total earning assets	160,491	4,141	3.45	153,412	4,138	3.61	7,079	(0.16)
ALLL	(2,016)			(2,144)			128
Cash and due from banks	5,474			4,258			1,216
Other assets	14,706			14,361			345
Noninterest earning trading assets and derivatives	1,221			1,667			(446)
Unrealized gains on securities available for sale, net	222			507			(285)
Total assets	$180,098			$172,061			$8,037
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$28,378	$16	0.07%	$25,941	$13	0.07%	$2,437	—
Money market accounts	43,771	45	0.14	42,621	42	0.13	1,150	0.01
Savings	6,105	2	0.04	5,713	2	0.05	392	(0.01)
Consumer time	7,731	53	0.92	9,158	78	1.14	(1,427)	(0.22)
Other time	4,370	35	1.08	5,036	50	1.32	(666)	(0.24)
Total interest-bearing consumer and commercial deposits	90,355	151	0.22	88,469	185	0.28	1,886	(0.06)
Brokered time deposits	1,762	29	2.16	2,037	39	2.53	(275)	(0.37)
Foreign deposits	79	—	0.11	46	—	0.14	33	(0.03)
Total interest-bearing deposits	92,196	180	0.26	90,552	224	0.33	1,644	(0.07)
Funds purchased	917	—	0.09	625	1	0.10	292	(0.01)
Securities sold under agreements to repurchase	2,176	2	0.12	1,824	2	0.15	352	(0.03)
Interest-bearing trading liabilities	753	16	2.76	731	13	2.36	22	0.40
Other short-term borrowings	5,984	11	0.24	4,794	9	0.26	1,190	(0.02)
Long-term debt	12,155	198	2.17	9,652	156	2.15	2,503	0.02
Total interest-bearing liabilities	114,181	407	0.48	108,178	405	0.50	6,003	(0.02)
Noninterest-bearing deposits	40,014			38,478			1,536
Other liabilities	3,584			3,743			(159)
Noninterest-bearing trading liabilities and derivatives	347			524			(177)
Shareholders’ equity	21,972			21,138			834
Total liabilities and shareholders’ equity	$180,098			$172,061			$8,037
Interest Rate Spread			2.97%			3.11%		(0.14)
Net interest income - FTE [4]		$3,734			$3,733
Net Interest Margin [5]			3.11%			3.25%		(0.14)

1 Interest income includes loan fees of $141 million and $109 million for the nine months ended September 30, 2014 and 2013, respectively.
2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $105 million and $93 million for the nine months ended September 30, 2014 and 2013, respectively.
3 Income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis.
4 Derivative instruments employed to manage our interest rate sensitivity increased net interest income $326 million and $334 million for the nine months ended September 30, 2014 and 2013, respectively.
5 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin
Third Quarter of 2014
Net interest income on an FTE basis was $1.3 billion during the third quarter of 2014, up $11 million compared to the third quarter of 2013 as solid earning asset growth was partially offset by yield compression on earning assets. Net interest margin decreased 16 basis points to 3.03% during the third quarter of 2014, compared to 3.19% during the third quarter of 2013, primarily due to a 16 basis point decline in earning asset yields as the low interest rate environment continued. The decline in earning asset yields was primarily concentrated in our loan portfolio, and was partially offset by a one basis point decline in rates paid on interest-bearing liabilities.
Average earning assets increased $9.5 billion, or 6%, during the third quarter of 2014 compared to the third quarter of 2013, primarily driven by an increase of $8.1 billion, or 7%, in average loans and a $1.7 billion, or 7%, increase in average securities AFS. The increase in average loans was broad-based across most loan categories, primarily driven by targeted growth in C&I loans of $7.0 billion, or 13%, CRE loans of $1.8 billion, or 38%, and other consumer direct loans of $1.3 billion, or 51%, partially offset by a decrease in guaranteed residential mortgages of $2.9 billion. The decrease in government-guaranteed loans was primarily due to the second quarter transfer to LHFS and subsequent sale of $2.0 billion of guaranteed residential mortgages, with the majority of the proceeds reinvested in high-quality liquid securities in anticipation of forthcoming LCR requirements. Additionally, we sold $325 million of guaranteed residential mortgages in the second quarter of 2014. Average nonaccrual loans declined 21%, driven by the ongoing disposition of defaulted loans.
Yields on average earning assets declined 16 basis points to 3.37% during the third quarter of 2014, compared to 3.53% during the third quarter of 2013. The decline was driven by a decrease in the yield of our loan portfolio to 3.60% during the third quarter of 2014, a decrease of 21 basis points compared to the third quarter of 2013. The decrease in the loan portfolio yield was broad-based, driven by the continued low interest rate environment and a gradual shift in loan mix to C&I loans, where spread compression continues and competition in our markets remains high. Yields on securities AFS remained flat compared to the prior year quarter.
We utilize interest rate swaps to manage interest rate risk. These instruments are primarily pay variable-receive fixed interest rate swaps that convert a portion of our commercial loan portfolio from floating rates, based on LIBOR, to fixed rates. At September 30, 2014, the outstanding notional balance of active swaps that qualified as cash flow hedges on variable rate commercial loans was $18.9 billion, compared to $17.3 billion at December 31, 2013. In addition to the income recognized from active swaps, we also continue to recognize interest income over the original hedge period resulting from terminated or de-designated swaps that were previously designated as cash flow hedges on variable rate commercial loans. Interest income from our commercial loan swaps decreased to $99 million during the third quarter of 2014 compared to $101 million during the third quarter of 2013. As we manage our interest rate risk we may continue to purchase additional and/or terminate existing interest rate swaps. Remaining swaps have maturities through 2019. The average maturity of our active swaps at September 30, 2014 was 1.8 years, and $14.3 billion of related notional balances will mature by December 31, 2016. As the swaps mature, the interest income from the swap balances is expected to decline and our asset sensitivity is expected to increase, which is a part of our balance sheet management strategy over the medium term. We have and will continue to carefully manage our overall balance sheet duration and utilization in light of the continued low interest rate environment, while also being cognizant of controlling interest rate risk in advance of what we expect will eventually be higher interest rates. For every $1.0 billion reduction in the average notional swap balance, our net interest income sensitivity would increase an additional 0.2% in response to a 100 basis points parallel rate increase. See Table 16, "Net Interest Income Asset Sensitivity," in this MD&A for additional details on our net interest income sensitivity analysis.

The commercial loan swaps have a fixed rate of interest that is received, while the rate paid is based on LIBOR. The weighted average rate on the receive-fixed rate leg of the commercial loan swap portfolio at September 30, 2014 is 1.70%. Estimated income from these swaps is included in the table below and is based on the assumption of unchanged LIBOR rates relative to September 30, 2014, which may be different than our assumption for future interest rates. Actual income from these swaps may vary from estimates.

		Table 3

	Ending Notional Balance of Swaps (in billions)	Estimated Net Interest Income Related to Swaps (in millions) [1]
Fourth Quarter 2014	$15.4	$84
First Quarter 2015	13.7	52
Second Quarter 2015	13.7	48
Third Quarter 2015	13.2	47
Fourth Quarter 2015	13.2	45
1 Includes estimated interest income related to active, terminated/de-designated, and forward-starting swaps. See Note 12, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional swap information.

Average interest-bearing liabilities increased $8.2 billion, or 8%, during the third quarter of 2014 compared to the third quarter of 2013, and average rates paid on interest-bearing liabilities were 0.47% during the third quarter of 2014, a decrease of one basis point compared to the same period of 2013. Average interest-bearing liabilities increased primarily due to a $5.6 billion, or 8%, increase in average lower-cost deposits, a $3.2 billion, or 32%, increase in average long-term debt, and a $1.3 billion, or 26%, increase in average other short-term borrowings. These increases were partially offset by a decrease of $2.4 billion, or 17%, in average time deposits. The increase in average long-term debt was primarily attributable to (i) the $750 million of fixed rate senior notes issued in October of 2013, (ii) the $250 million of floating rate senior notes and $600 million of fixed rate senior notes issued under our Global Bank Note program during the first quarter of 2014, (iii) the $650 million of fixed rate senior notes issued under our Global Bank Note program in April 2014, and (iv) the addition of a $1.0 billion long-term FHLB advance during the second quarter of 2014. The increase in average other short-term borrowings was primarily due to increased FHLB borrowings during the current year. See additional information regarding long-term debt in the "Borrowings" section of this MD&A. Average noninterest-bearing deposits increased $2.3 billion, or 6%, compared to the third quarter of 2013.

The one basis point reduction in average interest-bearing liability costs during the third quarter of 2014 was primarily due to a six basis point decline in rates paid on interest-bearing consumer and commercial deposits, partially offset by an 18 basis point increase in rates paid on long-term debt primarily attributable to the aforementioned issuances. The decline in the average rate paid on interest-bearing deposits was a result of the improved funding mix driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as higher rate CDs matured.

Net interest margin has declined more in 2014 than we anticipated at the beginning of the year, as commercial loan growth has been stronger than expected and loan yields continue to compress. Looking forward, we expect fourth quarter 2014 net interest margin to decline approximately three to six basis points from the current level, primarily driven by lower commercial loan swap income.
First Nine Months of 2014
For the first nine months of 2014, net interest income on a FTE basis was $3.7 billion, which was consistent with the first nine months of 2013. However, net interest margin decreased 14 basis points to 3.11%, compared to 3.25% during the first nine months of 2013, primarily due to a 16 basis point decline in earning asset yields. The earning asset yield decline was primarily driven by lower loan yields, partially offset by improved yields in the LHFS and securities AFS portfolios. Counteracting the decline in earning asset yield was a two basis point reduction in interest bearing liability costs driven by lower rates paid on interest-bearing deposits.
Yields on average earning assets declined 16 basis points to 3.45% for the nine months ended September 30, 2014, from 3.61% for the nine months ended September 30, 2013, driven primarily by a decline in loan yields. The yield on average loans was 3.67%, a decrease of 25 basis points compared to the nine months ended September 30, 2013, driven by broad-based declines across the loan portfolio, including a $13 million decline in swap interest income. Partially offsetting the decline in loan yields was a 40 basis point increase on LHFS and an eight basis point increase in the yield on securities AFS. The securities yield increase was primarily driven by lower pay-downs of MBS securities and the resulting impact on MBS amortization. Average rates paid on interest-bearing liabilities declined two basis points compared to the nine months ended September 30, 2013. This decline was primarily driven by a six basis point decrease in rates paid on interest-bearing consumer and commercial deposits driven by the shift from time deposits to lower-cost deposit products, as well as a reduction in rates paid on time deposits as maturing CDs renew at lower rates.
Average earning assets increased $7.1 billion, or 5%. The increase was primarily driven by an increase in average loans of $8.4 billion, or 7%, partially offset by a decrease of $1.4 billion in average LHFS. The factors contributing to the year-over-year changes in average loans and LHFS were the same as those discussed above related to the third quarter of 2014 compared to the third quarter of 2013.
Average interest-bearing liabilities increased $6.0 billion, or 6%, compared to the nine months ended September 30, 2013. This change was primarily due to a $2.5 billion, or 26%, increase in average long-term debt, a $1.9 billion, or 2%, increase in average interest-bearing consumer and commercial deposits, and an increase of $1.2 billion, or 25%, in average other short-term borrowings. The factors contributing to the year-over-year increases in average interest-bearing deposits, average long-term debt, and average other short-term borrowings were the same as those discussed above related to the third quarter of 2014 compared to the third quarter of 2013. Average noninterest-bearing deposits increased $1.5 billion, or 4%, compared to the nine months ended September 30, 2013.
Foregone Interest
Foregone interest income from NPLs reduced the net interest margin by two basis points during both the three and nine months ended September 30, 2014, as average nonaccrual loans decreased by $227 million and $422 million during the three and nine months ended September 30, 2014, respectively. Foregone interest income from NPLs reduced the net interest margin by two basis points and three basis points during the three and nine months ended September 30, 2013, respectively. See additional discussion of our expectations of future credit quality in the “Loans,” “Allowance for Credit Losses,” and “Nonperforming Assets” sections of this MD&A. In addition, Table 2 of this MD&A contains more detailed information concerning average balances, yields earned, and rates paid.

NONINTEREST INCOME
						Table 4
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change [1]	2014	2013	% Change [1]
Service charges on deposit accounts	$169	$168	1%	$483	$492	(2)%
Other charges and fees	95	91	4	274	277	(1)
Card fees	81	77	5	239	231	3
Trust and investment management income	93	133	(30)	339	387	(12)
Retail investment services	76	68	12	224	198	13
Investment banking income	88	99	(11)	296	260	14
Trading income	46	33	39	141	124	14
Mortgage servicing related income	44	11	NM	143	50	NM
Mortgage production related income/(loss)	45	(10)	NM	140	282	(50)
Gain on sale of subsidiary	—	—	—	105	—	NM
Net securities (losses)/gains	(9)	—	NM	(11)	2	NM
Other noninterest income	52	10	NM	155	98	58
Total noninterest income	$780	$680	15%	$2,528	$2,401	5%

Total noninterest income, excluding Form 8-K items [2]	$780	$743	5%	$2,423	$2,464	(2)%
1 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.
2 See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest income, excluding Form 8-K items.
Noninterest income increased $100 million, or 15%, compared to the third quarter of 2013, driven primarily by a decline in the mortgage repurchase provision, higher mortgage production and mortgage servicing related income, and gain on the sale of mortgage LHFS, partially offset by lower trust and investment management income. Noninterest income increased $127 million, or 5%, compared to the nine months ended September 30, 2013, driven by the gain on sale of RidgeWorth during the second quarter of 2014, an increase in mortgage servicing income, capital markets-related income, retail investment services income, and an increase in other noninterest income primarily driven by gains on the sale of mortgage LHFS and higher net leasing revenue, partially offset by a decrease in mortgage production income and the foregone RidgeWorth-related revenue. For additional information related to the sale of RidgeWorth, see Note 2, "Acquisitions/Dispositions," to the Consolidated Financial Statements in this Form 10-Q. Excluding the impact of Form 8-K items, noninterest income increased $37 million, or 5%, compared to the third quarter of 2013, and decreased $41 million, or 2%, compared to the nine months ended September 30, 2013. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest income, excluding Form 8-K and other legacy mortgage-related items.
Trust and investment management income decreased $40 million, or 30%, compared to the third quarter of 2013, and $48 million, or 12%, compared to the nine months ended September 30, 2013, driven by approximately $55 million of foregone RidgeWorth-related revenue as a result of the sale during the second quarter of 2014. The decline was partially offset by growth in core private wealth fee income. Retail investment services income increased $8 million, or 12%, compared to the third quarter of 2013, and $26 million, or 13%, compared to the nine months ended September 30, 2013. These increases are a result of our ongoing focus on meeting more clients’ savings and investment needs.
Investment banking income decreased $11 million, or 11%, compared to the third quarter of 2013, and increased $36 million, or 14%, compared to the nine months ended September 30, 2013. The decrease compared to third quarter of 2013 was largely attributable to lower M&A advisory revenues during the current quarter. The increase compared to the nine months ended September 30, 2013, is primarily due to higher client activity across most origination and advisory product categories, including syndicated finance, mergers and acquisitions, and equity offerings.
Trading income increased $13 million, or 39%, compared to the third quarter of 2013, and $17 million, or 14%, compared to the nine months ended September 30, 2013. The increase compared to the third quarter of 2013 was primarily driven by higher core trading revenue and the widening of the Company's credit spreads, which led to a mark-to-market reduction in fair value of the Company's debt. The increase compared to the nine months ended September 30, 2013 was driven primarily by higher core trading income, which was impacted by the de-risking of certain trading positions in the second quarter of 2013.
Mortgage servicing related income increased $33 million, compared to the third quarter of 2013, and increased $93 million, compared to the nine months ended September 30, 2013. These increases were primarily due to a decline in loan prepayments, resulting in lower decay and improved net MSR hedge performance. The servicing portfolio was $135.8 billion at September 30, 2014 compared to $139.7 billion at September 30, 2013.
Mortgage production related income increased $55 million, compared to the third quarter of 2013, and decreased $142 million, or 50%, compared to the nine months ended September 30, 2013. The increase compared to the third quarter of 2013 was due to the $63 million of mortgage repurchase provision recognized during the third quarter of 2013 related to the settlement of GSE repurchase claims. This favorable difference in the third quarter of 2014 was partially offset by a decline in mortgage production income due to a 43% decrease in mortgage production volume. While refinance activity declined, gain on sale margins increased. The decrease compared to the nine months ended September 30, 2013 was primarily due to a 55% decline in production volume and decline in gain on sale margins. Partially offsetting the decrease, the mortgage repurchase provision declined $90 million, primarily due to the aforementioned repurchase provision during 2013. For additional information about the mortgage repurchase activity, see Note 13, "Guarantees," to the Consolidated Financial Statements in this Form 10-Q.
Other noninterest income increased $42 million, compared to the third quarter of 2013, which was primarily driven by gains on the sale of mortgage loans and higher net leasing revenue. Other noninterest income increased $57 million, or 58%, compared to the nine months ended September 30, 2013, primarily due to higher gains on the sale of mortgage loans in 2014, partially offset by an increase in the impairment of lease financing assets. During the current quarter, $9 million of net securities losses were realized due to a repositioning of the investment portfolio.

NONINTEREST EXPENSE
						Table 5
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Employee compensation	$649	$611	6%	$1,967	$1,856	6%
Employee benefits	81	71	14	326	322	1
Personnel expenses	730	682	7	2,293	2,178	5
Outside processing and software	184	190	(3)	535	555	(4)
Operating losses	29	350	(92)	268	461	(42)
Net occupancy expense	84	86	(2)	254	261	(3)
Equipment expense	41	45	(9)	127	136	(7)
Regulatory assessments	29	45	(36)	109	140	(22)
Marketing and customer development	35	34	3	91	95	(4)
Credit and collection services	21	139	(85)	67	224	(70)
Amortization	7	6	17	14	18	(22)
Other noninterest expense	99	153	(35)	376	402	(6)
Total noninterest expense	$1,259	$1,730	(27)%	$4,134	$4,470	(8)%

Total noninterest expense, excluding Form 8-K and other legacy mortgage-related items [1]	$1,259	$1,311	(4)%	$3,955	$4,051	(2)%
1 See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of noninterest expense, excluding Form 8-K and other legacy mortgage-related items.
Noninterest expense decreased $471 million, or 27%, and $336 million, or 8%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These decreases were driven primarily by legacy mortgage-related operating losses that impacted the second quarter of 2014 and the third quarter of 2013. Excluding the impact of Form 8-K and other legacy mortgage-related items, noninterest expense decreased $52 million, or 4%, and $96 million, or 2%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These decreases were primarily due to our overall efficiency and expense management focus, along with a decline in cyclical costs.
Personnel expenses increased $48 million, or 7%, compared to the third quarter of 2013, and $115 million, or 5%, compared to the nine months ended September 30, 2013. The increase for both periods was primarily due to higher salaries related to hiring in certain revenue producing businesses and the impact of higher incentive compensation and benefits due to improved business performance, partially offset by a decline in full-time equivalent employees.
Operating losses decreased $321 million compared to the third quarter of 2013 and $193 million compared to the nine months ended September 30, 2013. Excluding Form 8-K and other legacy mortgage-related items from each period, operating losses increased $2 million compared to the third quarter of 2013 and decreased $49 million compared to the nine months ended September 30, 2013. The decrease from the nine months ended September 30, 2013 was due to $45 million of mortgage-related expenses in the second quarter of 2013. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for additional detail and the resulting impact of Form 8-K and other legacy mortgage-related items.
Outside processing and software expenses decreased $6 million, or 3%, compared to the third quarter of 2013, and $20 million, or 4%, compared to the nine months ended September 30, 2013. These decreases were primarily due to lower mortgage production volume.
Regulatory assessments decreased $16 million, or 36%, compared to the third quarter of 2013, and $31 million, or 22%, compared to the nine months ended September 30, 2013. These decreases were primarily due to declines in our FDIC insurance premium, reflecting our improved risk profile.
Credit and collection services decreased $118 million, or 85%, compared to the third quarter of 2013, and $157 million, or 70%, compared to the nine months ended September 30, 2013. The decrease for both periods was primarily due to the $96 million addition to the mortgage servicing advance allowance during the third quarter of 2013, as well as lower cyclical costs. Excluding operating losses, we do not expect cyclical costs to be a meaningful driver of sequential changes in our expense base going forward.

Other noninterest expense decreased $54 million, or 35%, compared to the third quarter of 2013, and $26 million, or 6%, compared to the nine months ended September 30, 2013. The decrease from the third quarter of 2013 was largely due to lower severance costs and real estate charges. The decrease from the nine months ended September 30, 2013 was primarily due to the aforementioned reasons, partially offset by a $28 million net charge related to the impairment of certain affordable housing assets designated for sale during 2014.

PROVISION FOR INCOME TAXES
The provision for income taxes includes both federal and state income taxes. For the three and nine months ended September 30, 2014, the provision for income taxes was $67 million and $364 million, respectively, resulting in effective tax rates of 10.4% and 20.9%, respectively. For the three and nine months ended September 30, 2013, the provision for income taxes was a benefit of $133 million and an expense of $184 million, respectively, resulting in an effective tax rate during the three months ended September 30, 2013 that was not meaningful and an effective tax rate of 16.7% during the nine months ended September 30, 2013.
Excluding the Form 8-K and other legacy mortgage-related items impacting the second and third quarters of 2014, the effective tax rate was 30.6% and 28.6% for the three and nine months ended September 30, 2014, respectively. Excluding the Form 8-K items impacting the third quarter of 2013, the effective tax rate was 31.5% and 30.7% for the three and nine months ended September 30, 2013, respectively. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," in this MD&A for a reconciliation of the effective tax rate excluding Form 8-K and other legacy mortgage-related items.

The effective tax rates for the three and nine months ended September 30, 2014 were favorably impacted by a $130 million decrease in UTBs related to the completion of a tax authority examination in the third quarter of 2014. The lower effective tax rates for the three and nine months ended September 30, 2013 were impacted by the tax effect of the legacy mortgage-related 8-K items as well as the tax benefit realized on the completion of a taxable reorganization of certain subsidiaries.

The provision for income taxes differs from the provision using statutory rates primarily due to favorable permanent tax items such as income from lending to tax exempt entities and federal tax credits from community reinvestment activities. See Note 10, “Income Taxes,” to the Consolidated Financial Statements in this Form 10-Q for further information related to the provision for income taxes.

LOANS
Our disclosures about the credit quality of our loan portfolio and the related credit reserves (i) describe the nature of credit risk inherent in our loan portfolio, (ii) provide information on how we analyze and assess credit risk in arriving at an adequate and appropriate ALLL, and (iii) explain the changes in the ALLL and reasons for those changes. For additional information regarding the credit quality of our loan portfolio see Note 5, "Loans," and Note 6, "Allowance for Credit Losses," to the Consolidated Financial Statements in this Form 10-Q.
We report our loan portfolio in three loan segments: commercial, residential, and consumer. Loans are assigned to these segments based upon the type of borrower, purpose, collateral, and/or our underlying credit management processes. Additionally, within each loan segment, we have identified loan types, which further disaggregate loans based upon common risk characteristics.
Commercial
The C&I loan type includes loans to fund business operations or activities, corporate credit cards, loans secured by owner-occupied properties, and other wholesale lending activities. CRE and commercial construction loan types include investor loans where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial loans and construction loans secured by owner-occupied properties are classified as C&I loans, as the primary source of loan repayment for owner-occupied properties is business income and not real estate operations.
Residential
Residential mortgages consist of loans secured by 1-4 family homes, mostly prime first-lien loans, both government-guaranteed and nonguaranteed. Residential construction loans include owner-occupied residential lot loans and construction-to-perm loans. Home equity products consist of equity lines of credit and closed-end equity loans that may be in either a first lien or junior lien position. At September 30, 2014, 39% of our home equity products were in a first lien position and 61% were in a junior lien position. For home equity products in a junior lien position, we own or service 29% of the loans that are senior to the home equity product.
Only a small percentage of home equity lines are scheduled to end their draw period and convert to an amortizing term loan during 2014, with 94% of home equity line balances scheduled to convert to amortization in 2015 or later and 66% in 2017 or later. Based on historical trends, within 12 months of the end of their draw period, approximately 78% of all accounts, and approximately 65% of accounts with a balance, are closed or refinanced into an amortizing loan or a new line of credit. We perform credit management activities to limit our loss exposure on home equity accounts. These activities may result in the suspension of available credit and curtailment of available draws of most home equity junior lien accounts when the first lien position is delinquent, including when the junior lien is still current. We monitor the delinquency status of first mortgages serviced by other parties. Additionally, we actively monitor refreshed credit bureau scores of borrowers with junior liens, as these scores are highly sensitive to first lien mortgage delinquency. At September 30, 2014 and December 31, 2013, our home equity junior lien loss severity was approximately 81% and 87%, respectively. The average borrower FICO score related to loans in our home equity portfolio was approximately 760 and the average outstanding loan size was approximately $48,000 at September 30, 2014 and December 31, 2013.
Consumer
The loan types comprising our consumer loan segment include government-guaranteed student loans, other direct loans (consisting primarily of direct auto loans, loans secured by negotiable collateral, unsecured loans and private student loans), indirect loans (consisting of loans secured by automobiles, boats, or recreational vehicles), and consumer credit cards.

The composition of our loan portfolio is shown in the following table:

Loan Portfolio by Types of Loans			Table 6
(Dollars in millions)	September 30, 2014	December 31, 2013	% Change
Commercial loans:
C&I	$63,140	$57,974	9%
CRE	6,704	5,481	22
Commercial construction	1,250	855	46
Total commercial loans	71,094	64,310	11
Residential loans:
Residential mortgages - guaranteed	651	3,416	(81)
Residential mortgages - nonguaranteed [1]	23,718	24,412	(3)
Home equity products	14,389	14,809	(3)
Residential construction	464	553	(16)
Total residential loans	39,222	43,190	(9)
Consumer loans:
Guaranteed student loans	5,314	5,545	(4)
Other direct	4,110	2,829	45
Indirect	11,594	11,272	3
Credit cards	817	731	12
Total consumer loans	21,835	20,377	7
LHFI	$132,151	$127,877	3%
LHFS [2]	$1,739	$1,699	2%
1 Includes $284 million and $302 million of loans carried at fair value at September 30, 2014 and December 31, 2013, respectively.
2 Includes $1.6 billion and $1.4 billion of LHFS carried at fair value at both September 30, 2014 and December 31, 2013, respectively.

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

The following table shows the percentage breakdown of our LHFI portfolio by geographic region:

Loan Types by Geography						Table 7
	September 30, 2014
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,075	17%	$10,234	26%	$3,816	18%
Georgia	8,604	12	5,976	15	1,650	8
Virginia	7,058	10	5,747	15	1,621	7
Tennessee	4,480	6	2,272	6	788	4
North Carolina	3,707	5	3,660	9	1,457	7
Maryland	3,651	5	3,925	10	1,387	6
South Carolina	1,343	2	1,869	5	444	2
District of Columbia	1,310	2	711	2	96	—
Total banking region	42,228	59	34,394	88	11,259	52
California, Illinois, Pennsylvania, Texas, New Jersey, New York	14,915	21	2,798	7	5,718	26
All other states	13,951	20	2,030	5	4,858	22
Total outside banking region	28,866	41	4,828	12	10,576	48
Total	$71,094	100%	$39,222	100%	$21,835	100%

	December 31, 2013
	Commercial		Residential		Consumer
(Dollars in millions)	Loans	% of total	Loans	% of total	Loans	% of total
Geography:
Florida	$12,003	19%	$10,770	25%	$3,683	18%
Georgia	8,175	13	6,210	14	1,539	8
Virginia	7,052	11	6,312	15	1,633	8
Tennessee	4,689	7	2,489	6	738	4
North Carolina	3,583	5	3,902	9	1,464	7
Maryland	3,431	5	4,097	9	1,402	7
South Carolina	1,122	2	2,023	5	412	2
District of Columbia	1,066	2	727	2	95	—
Total banking region	41,121	64	36,530	85	10,966	54
California, Illinois, Pennsylvania, Texas, New Jersey, New York	12,131	19	3,811	9	5,043	25
All other states	11,058	17	2,849	6	4,368	21
Total outside banking region	23,189	36	6,660	15	9,411	46
Total	$64,310	100%	$43,190	100%	$20,377	100%

Loans Held for Investment
LHFI were $132.2 billion at September 30, 2014, an increase of 3% from December 31, 2013. We continued to make progress in our loan portfolio diversification strategy, as we were successful in both growing targeted commercial and consumer balances and in reducing our exposure to certain real estate secured loans. Additionally, we have been successful in growing commercial and consumer loans through our national banking delivery channels, which provides us additional geographic loan diversity. Overall economic indicators in our markets are improving, and organic loan production in C&I and other consumer loans has been solid. Average loans during the first nine months of 2014 totaled $130.0 billion. See the "Net Interest Income/Margin" section of this MD&A for more information regarding average loan balances.

Commercial loans increased $6.8 billion, or 11%, during the first nine months of 2014. Growth was primarily driven by C&I loans, encompassing a diverse array of large corporate and middle market borrowers, as well as growth in CRE loans. C&I loans increased $5.2 billion, or 9%, from December 31, 2013, primarily driven by broad-based growth across the portfolio. The most notable increases were in the asset securitization and energy portfolios within our Wholesale Banking segment. CRE loans increased $1.2 billion, or 22%, from December 31, 2013, driven by the purchase of approximately $735 million in loans from third parties during the first nine months of 2014.
Residential loans decreased $4.0 billion, or 9%, during the first nine months of 2014, primarily driven by a $2.8 billion, or 81%, decrease in government-guaranteed residential mortgages, a $694 million, or 3%, decrease in non-guaranteed residential mortgages, and a $420 million, or 3%, decrease in home equity products. The decrease in government-guaranteed loans was primarily due to the transfer of $2.1 billion of government-guaranteed loans to LHFS in the second quarter of 2014 and subsequent sale of $2.0 billion of those loans on a servicing retained basis in the third quarter of 2014, which resulted in a $41 million pre-tax gain. We reinvested the majority of the proceeds from this sale into high-quality liquid securities in anticipation of forthcoming LCR requirements. Also, during the second quarter of 2014, we sold $325 million of government guaranteed residential mortgages, which resulted in a $19 million pre-tax gain. The decrease in nonguaranteed residential mortgages was driven by the second quarter sale of $149 million of accruing TDRs to further enhance our asset quality position, as well as the third quarter sale of $253 million of performing nonguaranteed mortgages, resulting in an insignificant loss.
Consumer loans increased $1.5 billion, or 7%, during the first nine months of 2014, primarily driven by a $1.3 billion, or 45%, increase in other direct loans, which was largely related to high credit quality consumer loans through our LightStream online lending business, as well as other high credit quality home improvement loans. Indirect loans increased $322 million, or 3%, during the first nine months of 2014 due to modest growth in indirect auto loan originations.

Loans Held for Sale
LHFS increased $40 million, or 2%, during the first nine months of 2014 as mortgage production and sales were highly correlated.

Asset Quality
Our asset quality continued to trend favorably during the first nine months of 2014, driven by overall improvements in the economy, improved residential housing markets, resolution of existing NPAs, and lower levels of NPLs. This was driven by positive trends in our residential portfolios due to lower delinquencies and loss severities, and higher prices upon disposition of foreclosed assets.
During the first nine months of 2014, NPLs decreased $209 million, or 22%, largely driven by a reduction in residential mortgage NPLs, including the transfer of $53 million to LHFS during the third quarter of 2014. At September 30, 2014, the percentage of NPLs to total loans was 0.58%, down 18 basis points compared to December 31, 2013. We expect further, but moderating, declines in NPLs during the remainder of 2014, led by continuing improvements in residential mortgage portfolios.
For the third quarter of 2014 and 2013, net charge-offs were $128 million and $146 million, respectively, a decrease of $18 million, or 12%. Net charge-offs for the first nine months of 2014 and 2013 were $351 million and $551 million, respectively, a decrease of $200 million, or 36%, largely driven by declines in commercial and residential categories, and offset by a slight increase in consumer loans. During the third quarter and first nine months of 2014, the annualized net charge-off ratio declined to 0.39% and 0.36%, respectively, compared to 0.47% and 0.61% during the same periods in 2013, respectively. The aforementioned sale of $149 million of accruing TDRs resulted in $10 million in net charge-offs in the second quarter of 2014. The third quarter 2014 transfer of $53 million of residential mortgage NPLs to LHFS resulted in a $9 million charge-off. We expect net charge-offs in the residential portfolio to move modestly lower in the near-term; however, we do not expect further declines in commercial and consumer net charge-offs, which we believe are at or below normal levels. See Note 1, "Significant Accounting Policies," to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional policy information related to charge-offs.
Total early stage delinquencies decreased to 0.59% of total loans at September 30, 2014, a decline of 15 basis points compared to December 31, 2013. Early stage delinquencies, excluding government-guaranteed loans, improved to 0.30% of total loans at September 30, 2014, compared to 0.36% at December 31, 2013. At September 30, 2014, all loan classes, except commercial construction, residential construction, and consumer indirect, showed improvement in early stage delinquencies compared to December 31, 2013. We expect that any further improvement in early stage delinquencies will be driven by residential loans.

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

Summary of Credit Losses Experience						Table 8
	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2014	2013	% Change [5]	2014	2013	% Change [5]
Allowance for Credit Losses:
Balance - beginning of period	$2,046	$2,172	(6)%	$2,094	$2,219	(6)%
Provision/(benefit) for unfunded commitments	—	3	(100)	(7)	5	NM
Provision for loan losses:
Commercial loans	25	77	(68)	82	183	(55)
Residential loans	34	(6)	NM	114	184	(38)
Consumer loans	34	21	62	79	81	(2)
Total provision for loan losses	93	92	1	275	448	(39)
Charge-offs:
Commercial loans	(26)	(52)	(50)	(97)	(176)	(45)
Residential loans	(104)	(109)	(5)	(279)	(430)	(35)
Consumer loans	(34)	(28)	21	(97)	(89)	9
Total charge-offs	(164)	(189)	(13)	(473)	(695)	(32)
Recoveries:
Commercial loans	14	13	8	40	48	(17)
Residential loans	12	21	(43)	52	67	(22)
Consumer loans	10	9	11	30	29	3
Total recoveries	36	43	(16)	122	144	(15)
Net charge-offs	(128)	(146)	(12)	(351)	(551)	(36)
Balance - end of period	$2,011	$2,121	(5)%	$2,011	$2,121	(5)%
Components:
ALLL				$1,968	$2,071	(5)%
Unfunded commitments reserve [1]				43	50	(14)
Allowance for credit losses				$2,011	$2,121	(5)%
Average loans	$130,747	$122,672	7%	$130,010	$121,649	7%
Period-end loans outstanding				132,151	124,340	6
Ratios:
ALLL to period-end loans [2,3]				1.49%	1.67%	(11)%
ALLL to NPLs [4]				260%	201%	29
ALLL to net charge-offs (annualized)	3.88x	3.58x	8%	4.19x	2.81x	49
Net charge-offs to average loans (annualized)	0.39%	0.47%	(17)	0.36%	0.61%	(41)
1 The unfunded commitments reserve is recorded in other liabilities in the Consolidated Balance Sheets.
2 $284 million and $316 million of LHFI carried at fair value at September 30, 2014 and 2013, respectively, were excluded from period-end loans in the calculation.
3 Excluding government-guaranteed loans of $6.0 billion and $9.0 billion, respectively, from period-end loans in the calculation results in ratios of 1.56% and 1.80%, respectively.
4 $6 million and $7 million of NPLs carried at fair value at September 30, 2014 and 2013, respectively, were excluded from NPLs in the calculation.
5 "NM" - not meaningful. Those changes over 100 percent were not considered to be meaningful.

Provision for Credit Losses
The total provision for credit losses includes the provision for loan losses as well as the provision for unfunded commitments. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate ALLL. During the third quarter of 2014, the provision for loan losses was relatively stable compared to the third quarter of 2013. For the first nine months of 2014, the provision for loan losses decreased $173 million, or 39%, compared to the same period in 2013. The decline in the provision for loan losses was largely attributable to improvements in credit quality trends, particularly in our residential and CRE portfolios, and lower net charge-offs during the first nine months of 2014 compared to 2013, partially offset by the effects of loan growth in the commercial and consumer loan portfolios as well as a valuation adjustment in the first quarter of 2014 related to aircraft that were leased under arrangements that qualified as capital leases.
We expect our provision for loan losses to be fairly stable over the next few quarters, in line with our results for the past five quarters, as continued improvement in asset quality may be offset by loan growth. However, the ultimate level of reserves and provision will be determined by our rigorous quarterly review processes and future economic conditions. The appropriate ALLL level will continue to be determined by our detailed quarterly review process, which considers multiple credit quality indicators. Despite the steady improvement in certain credit quality metrics, the ALLL level is also impacted by leading indicators of credit risk associated with the portfolio. Factors that management considers when estimating the ALLL include: continued economic uncertainty and the strength of the economic recovery, sustainability in the housing recovery, geopolitical risks, and the increasing availability of credit and resultant higher levels of leverage for consumers and commercial borrowers. See "Critical Accounting Policies," in our 2013 Annual Report on Form 10-K for additional information related to ALLL.

ALLL and Reserve for Unfunded Commitments

Allowance for Loan and Lease Losses by Loan Segment		Table 9
(Dollars in millions)	September 30, 2014	December 31, 2013
ALLL:
Commercial loans	$971	$946
Residential loans	817	930
Consumer loans	180	168
Total	$1,968	$2,044
Segment ALLL as a % of total ALLL:
Commercial loans	49%	46%
Residential loans	42	46
Consumer loans	9	8
Total	100%	100%
Loan segment as a % of total loans:
Commercial loans	54%	50%
Residential loans	30	34
Consumer loans	16	16
Total	100%	100%

The ALLL decreased $76 million, or 4%, during the first nine months of 2014, primarily driven by credit quality improvements in the residential loan portfolio, and the sale of $149 million of accruing residential mortgage TDRs, which resulted in a $16 million decline in the allowance. The decrease was partially offset by the effects of loan growth in the commercial loan portfolio as well as the aforementioned leased asset reserves. At September 30, 2014, the ALLL to period-end loans ratio of 1.49% decreased 11 basis points compared to 1.60% at December 31, 2013. When excluding government-guaranteed loans, the ALLL to period-end loans ratio decreased 16 basis points from December 31, 2013 to 1.56% at September 30, 2014. The decline was due to modest asset quality improvements in 2014 and the aforementioned sale of restructured loans. As the loan loss provision remains relatively stable and loan growth continues, we expect the ratio to gradually trend down. The ratio of the ALLL to total NPLs was 260% at September 30, 2014, compared to 212% at December 31, 2013. The increase in this ratio was primarily attributable to the $209 million decrease in NPLs.

NONPERFORMING ASSETS

The following table presents our NPAs:

			Table 10
(Dollars in millions)	September 30, 2014	December 31, 2013	% Change [3]
Nonaccrual/NPLs:
Commercial loans:
C&I	$178	$196	(9)%
CRE	32	39	(18)
Commercial construction	9	12	(25)
Total commercial NPLs	219	247	(11)
Residential loans:
Residential mortgages - nonguaranteed	327	441	(26)
Home equity products	178	210	(15)
Residential construction	30	61	(51)
Total residential NPLs	535	712	(25)
Consumer loans:
Other direct	5	5	—
Indirect	3	7	(57)
Total consumer NPLs	8	12	(33)
Total nonaccrual/NPLs	762	971	(22)
OREO [1]	112	170	(34)
Other repossessed assets	7	7	—
Nonperforming LHFS	53	17	NM
Total NPAs	$934	$1,165	(20)%
Accruing loans past due 90 days or more	$1,066	$1,228	(13)%
TDRs:
Accruing restructured loans	$2,596	$2,749	(6)%
Nonaccruing restructured loans [2]	316	391	(19)
Ratios:
NPLs to total loans	0.58%	0.76%	(24)%
Nonperforming assets to total loans plus OREO, other repossessed assets, and nonperforming LHFS	0.71	0.91	(22)
1 Does not include foreclosed real estate related to loans insured by the FHA or the VA. Proceeds due from the FHA and the VA are recorded as a receivable in other assets until the funds are received and the property is conveyed. The receivable amount related to proceeds due from FHA or the VA totaled $50 million and $88 million at September 30, 2014 and December 31, 2013, respectively.
2 Nonaccruing restructured loans are included in total nonaccrual/NPLs.
3 "NM" - Not meaningful. Those changes over 100 percent were not considered to be meaningful.

NPAs decreased $231 million, or 20%, during the first nine months of 2014. The decrease was primarily attributable to a $209 million, or 22%, decrease in NPLs, and a $58 million, or 34% decline in OREO. All nonaccrual loan classes declined except other consumer direct loans, which did not change from December 31, 2013. Net charge-offs, foreclosures, and loan performance contributed to the decrease in NPLs. At September 30, 2014, our ratio of NPLs to total loans was 0.58%, down from 0.76% at December 31, 2013 as a result of the decline in NPLs and the increase in total loans. We expect further, but moderating, declines in NPLs during the remainder of 2014, led by continuing improvements in residential loans.
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
Nonaccrual loans, loans over 90 days past due and still accruing, and TDR loans, are problem loans or loans with potential weaknesses that are disclosed in the NPA table above. Loans with known potential credit problems that may not otherwise be disclosed in this table include accruing criticized commercial loans, which are disclosed along with additional credit quality information in Note 5, “Loans,” to the Consolidated Financial Statements in this Form 10-Q. At September 30, 2014 and December 31, 2013, there were no known significant potential problem loans that are not otherwise disclosed.

Nonperforming Loans
Nonperforming commercial loans decreased $28 million, or 11%, during the first nine months of 2014 with reductions in C&I NPLs of $18 million, or 9%, and $7 million, or 18%, in CRE NPLs.
Nonperforming residential loans were the largest driver of the overall decline in NPLs, decreasing $177 million, or 25%, during the first nine months of 2014. Nonguaranteed residential mortgage NPLs and residential construction NPLs decreased $114 million and $31 million, or 26% and 51%, respectively, and was primarily the result of net charge-offs and foreclosures, as well as pay-offs and improved loan performance. As previously noted, we also moved $53 million of nonperforming mortgage loans to LHFS during the current quarter in anticipation of a sale in the fourth quarter, which resulted in a $9 million charge-off upon transfer.
Interest income on consumer and residential nonaccrual loans, if recognized, is recognized on a cash basis. Interest income on commercial nonaccrual loans is not generally recognized until after the principal has been reduced to zero. We recognized $5 million and $6 million of interest income related to nonaccrual loans during the third quarter of 2014 and 2013, respectively, and $16 million and $27 million during the first nine months of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $12 million and $16 million during the third quarter of 2014 and 2013, respectively, and $37 million and $58 million during the first nine months of 2014 and 2013, respectively, would have been recognized.

Other Nonperforming Assets
OREO decreased $58 million, or 34%, during the first nine months of 2014 as a result of net decreases of $30 million in residential homes, $17 million in commercial properties, and $11 million in residential construction related properties. Sales of OREO resulted in proceeds of $181 million and $269 million during the first nine months of 2014 and 2013, respectively, contributing to net gains on sales of OREO of $32 million and $53 million, respectively, inclusive of valuation reserves.
We do not expect net gains from the sale of OREO experienced during 2013 and 2014 to continue at the same level. Gains and losses on the sale of OREO are recorded in other noninterest expense in the Consolidated Statements of Income. Sales of OREO and the related gains or losses are highly dependent on our disposition strategy and buyer opportunities. See Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q for additional information.
Geographically, most of our OREO properties are located in Florida, Georgia, and North Carolina. Residential and commercial properties comprised 77% and 14%, respectively, of OREO at September 30, 2014; the remainder is related to land and other properties. Upon foreclosure, the values of these properties were reevaluated and, if necessary, written down to their then-current estimated value less estimated costs to sell. Any further decreases in values could result in additional losses on these properties as we periodically revalue them as further discussed in Note 14, "Fair Value Election and Measurement," to the Consolidated Financial Statements in this Form 10-Q. We are actively managing and disposing of these foreclosed assets to minimize future losses.
At September 30, 2014 and December 31, 2013, total accruing loans past due ninety days or more included LHFI and LHFS and totaled $1.1 billion and $1.2 billion, respectively, 97% and 96% of which were government guaranteed at September 30, 2014 and December 31, 2013, respectively. Accruing LHFI past due ninety days or more decreased by $162 million, or 13%, during the first nine months of 2014, primarily driven by a reduction in residential mortgages that are guaranteed by a federal agency.

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
Loans with modifications deemed to be economic concessions resulting from borrower financial difficulties are reported as TDRs. Accruing loans may retain accruing status at the time of restructure and the status is determined by, among other things, the nature of the restructure, the borrower's repayment history, and the borrower's repayment capacity. Nonaccruing loans that are modified and demonstrate a sustainable history of repayment performance, typically six months, in accordance with their modified terms are generally reclassified to accruing TDR status. Generally, once a residential loan becomes a TDR, we expect that the loan will continue to be reported as a TDR for its remaining life even after returning to accruing status unless the modified rates and terms at the time of modification were available in the market at the time of the modification. We note that some restructurings may not ultimately result in the complete collection of principal and interest (as modified by the terms of the restructuring), culminating in default, which could result in additional incremental losses. These potential incremental losses have been factored into our overall ALLL estimate through the use of loss forecasting methodologies. The level of re-defaults will likely be affected by future economic conditions. At September 30, 2014 and December 31, 2013, specific reserves included in the ALLL for residential TDRs were $313 million and $345 million, respectively. See Note 5, "Loans," to the Consolidated Financial Statements in this Form 10-Q for more information.

The following table displays our residential real estate TDR portfolio by modification type and payment status. Guaranteed loans that have been repurchased from Ginnie Mae under an early buyout clause and subsequently modified have been excluded from the table. Such loans totaled approximately $57 million and $54 million at September 30, 2014 and December 31, 2013, respectively.

Selected Residential TDR Data						Table 11
	September 30, 2014
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$774	$71	$845	$21	$46	$67
Term extension	15	2	17	1	2	3
Rate reduction and term extension	1,277	95	1,372	31	92	123
Other [2]	172	12	184	14	37	51
Total	$2,238	$180	$2,418	$67	$177	$244

	December 31, 2013
	Accruing TDRs			Nonaccruing TDRs
(Dollars in millions)	Current	Delinquent [1]	Total	Current	Delinquent [1]	Total
Rate reduction	$692	$90	$782	$27	$50	$77
Term extension	17	4	21	1	6	7
Rate reduction and term extension	1,439	135	1,574	27	127	154
Other [2]	180	13	193	16	54	70
Total	$2,328	$242	$2,570	$71	$237	$308
1 TDRs considered delinquent for purposes of this table were those at least thirty days past due.
2 Primarily consists of extensions and deficiency notes.

At September 30, 2014, our total TDR portfolio was $2.9 billion and was composed of $2.7 billion, or 92%, of residential loans (predominantly first and second lien residential mortgages and home equity lines of credit), $126 million, or 4%, of commercial loans (predominantly income-producing properties), and $122 million, or 4%, of consumer loans.
Total TDRs decreased $228 million from December 31, 2013, largely driven by the sale of $149 million of residential mortgage TDRs in the second quarter of 2014. Accruing TDRs decreased $153 million, or 6%, and nonaccruing TDRs decreased $75 million, or 19%.
Generally, interest income on restructured loans that have met sustained performance criteria and have been returned to accruing status is recognized according to the terms of the restructuring. Such recognized interest income was $29 million and $31 million during the third quarter of 2014 and 2013, respectively, and $92 million and $87 million for the first nine months of 2014 and 2013, respectively. If all such loans had been accruing interest according to their original contractual terms, estimated interest income of $37 million and $40 million during the third quarter of 2014 and 2013, respectively, and $119 million and $116 million for the first nine months of 2014 and 2013, respectively, would have been recognized.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE
The following is a discussion of the more significant financial assets and financial liabilities that are currently carried at fair value on the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. For a complete discussion of our financial instruments carried at fair value and the methodologies used to estimate the fair values of our financial instruments, see Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.

Trading Assets and Liabilities and Derivatives		Table 12
(Dollars in millions)	September 30, 2014	December 31, 2013
Trading Assets and Derivatives:
U.S. Treasury securities	$252	$219
Federal agency securities	460	426
U.S. states and political subdivisions	32	65
MBS - agency	498	323
CDO/CLO securities	5	57
ABS	—	6
Corporate and other debt securities	790	534
CP	261	29
Equity securities	59	109
Derivatives [1]	1,237	1,384
Trading loans [2]	2,188	1,888
Total trading assets and derivatives	$5,782	$5,040
Trading Liabilities and Derivatives:
U.S. Treasury securities	$621	$472
Corporate and other debt securities	250	179
Equity securities	—	5
Derivatives [1]	360	525
Total trading liabilities and derivatives	$1,231	$1,181
1 Amounts include the impact of offsetting cash collateral received from and paid to the same derivative counterparties and the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement or similar agreement exists.
2 Includes loans related to TRS.

Trading Assets and Liabilities and Derivatives
Trading assets and derivatives increased $742 million, or 15%, compared to December 31, 2013, as a result of normal changes in the trading portfolio product mix, primarily due to increases in trading loans, CP, corporate and other debt securities, and agency MBS. The increase was partially offset by decreases primarily related to net derivative assets and equity securities. Trading liabilities and derivatives increased $50 million, or 4%, compared to December 31, 2013 due to increases in U.S. Treasury and corporate and other debt securities, partially offset by a decrease in net derivative liabilities resulting from normal business activity. See Note 12, "Derivative Financial Instruments," to the Consolidated Financial Statements in this Form 10-Q for additional information on derivatives.

Securities Available for Sale				Table 13
	September 30, 2014
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$1,007	$6	$2	$1,011
Federal agency securities	986	15	31	970
U.S. states and political subdivisions	228	9	—	237
MBS - agency	22,508	501	198	22,811
MBS - private	129	3	—	132
ABS	19	2	—	21
Corporate and other debt securities	38	3	—	41
Other equity securities[1]	937	2	—	939
Total securities AFS	$25,852	$541	$231	$26,162
1 At September 30, 2014, other equity securities included the following: $421 million in FHLB of Atlanta stock, $402 million in Federal Reserve Bank stock, $109 million in mutual fund investments, and $7 million of other.

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

Securities Available for Sale
The securities AFS portfolio is managed as part of our overall liquidity management and ALM process to optimize income and portfolio value over an entire interest rate cycle while mitigating the associated risks. Changes in the size and composition of the portfolio reflect our efforts to maintain a high quality, liquid portfolio while managing our interest rate risk profile. The amortized cost of the portfolio increased $3.2 billion during the nine months ended September 30, 2014, largely due to the reinvestment of proceeds from the sale of government-guaranteed residential mortgage loans into highly-quality, liquid agency MBS to help us meet forthcoming LCR requirements. Notwithstanding the overall increase in the amortized cost of the securities AFS portfolio, our holdings of U.S. Treasury securities, ABS, and private MBS declined due to maturities, prepayments, and sales. The fair value of the portfolio increased $3.6 billion due to portfolio growth and a $390 million increase in market value due to a decline in market interest rates.
During the nine months ended September 30, 2014, we recorded $11 million in net realized losses related to the sale of securities AFS, compared to net realized gains of $2 million during the nine months ended September 30, 2013, including $1 million in OTTI losses recognized in earnings for both periods. For additional information on composition and valuation assumptions related to securities AFS, see Note 4, "Securities Available for Sale," and the “Trading Assets and Derivatives and Securities Available for Sale” section of Note 14, “Fair Value Election and Measurement,” to the Consolidated Financial Statements in this Form 10-Q.
For the third quarter of both 2014 and 2013, the average yield, on a FTE basis, for the securities AFS portfolio was 2.52%. For the nine months ended September 30, 2014, the average yield on a FTE basis for the securities AFS portfolio was 2.61%, compared with 2.53% for the nine months ended September 30, 2013. The reduction of MBS premium amortization associated with lower cash flow due to higher mortgage interest rates drove the increase in yield on securities AFS during the nine months ended September 30, 2014.

Our total investment securities portfolio had an effective duration of 4.0 years at September 30, 2014 compared to 4.7 years at December 31, 2013. The decrease in the effective duration is the result of faster prepayment assumptions associated with lower mortgage rates compared to year end. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 4.0 years suggests an expected price change of 4.0% for a one percent instantaneous change in market interest rates.
The credit quality and liquidity profile of the securities portfolio remained strong at September 30, 2014 and, consequently, we have the flexibility to respond to changes in the economic environment and take actions as opportunities arise to manage our interest rate risk profile and balance liquidity against investment returns. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends, our overall liquidity position, and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change over time.
Federal Home Loan Bank and Federal Reserve Bank Stock
Previously, we purchased capital stock in the FHLB of Atlanta as a precondition for becoming a member of that institution. This enables us to take advantage of competitively priced advances as a wholesale funding source and to access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. At September 30, 2014, we held a total of $421 million of capital stock in the FHLB, an increase of $85 million compared to December 31, 2013. During the three and nine months ended September 30, 2014, we recognized dividends related to FHLB capital stock of $3 million and $9 million, respectively, compared to $2 million and $6 million during the three and nine months ended September 30, 2013, respectively.
Similarly, to become a member of the Federal Reserve System, regulations require that we hold a certain amount of capital stock, determined as either a percentage of the Bank’s capital or as a percentage of total deposit liabilities. At September 30, 2014, we held $402 million of Federal Reserve Bank stock, unchanged from December 31, 2013. During the three and nine months ended September 30, 2014 and 2013, we recognized dividends related to Federal Reserve Bank stock of $6 million and $18 million, respectively.

BORROWINGS

Short-Term Borrowings								Table 14
	September 30, 2014		Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$1,000	0.07%	$937	0.10%	$1,168	$917	0.09%	$1,375
Securities sold under agreements to repurchase [1]	2,089	0.10	2,177	0.13	2,142	2,176	0.12	2,228
Other short-term borrowings	7,283	0.22	6,559	0.23	7,283	5,984	0.24	7,283

	September 30, 2013		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Balance	Rate	Daily Average		Maximum Outstanding at any Month-End	Daily Average		Maximum Outstanding at any Month-End
(Dollars in millions)			Balance	Rate		Balance	Rate
Funds purchased [1]	$934	0.06%	$505	0.09%	$934	$625	0.10%	$1,000
Securities sold under agreements to repurchase [1]	1,574	0.12	1,885	0.13	1,879	1,824	0.15	1,879
Other short-term borrowings	4,479	0.26	5,222	0.27	5,868	4,794	0.26	5,868
1 Funds purchased and securities sold under agreements to repurchase mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of the borrowings.

Short-Term Borrowings
Our total period-end short-term borrowings increased $3.4 billion, or 48%, from September 30, 2013, primarily due to a $2.6 billion increase in FHLB borrowings and a $515 million increase in securities sold under agreements to repurchase.

For the three months ended September 30, 2014, our total daily average short-term borrowings increased $2.1 billion, or 27%, compared to the three months ended September 30, 2013. The increase was largely driven by increases in daily average balances for other short-term borrowings of $1.3 billion and funds purchased of $432 million due to ordinary balance sheet management practices. The increase in daily average balances of other short-term borrowings was largely due to a $1.2 billion increase in FHLB advances. For the nine months ended September 30, 2014, our total daily average short-term borrowings increased $1.8 billion, or 25%, compared to the nine months ended September 30, 2013. The increase was predominantly driven by the same factors as discussed above for the third quarter.
Our daily average balances for securities sold under agreements to repurchase during the three and nine months ended September 30, 2014 were slightly higher than our period-end balances due to fluctuations resulting from normal balance sheet management practices. For the three and nine months ended September 30, 2014, our maximum monthly outstanding balances for funds purchased and securities sold under agreements to repurchase were higher than our period-end balances as a result of increased funding activity from these sources during the beginning of each period.

Long-Term Debt
During the nine months ended September 30, 2014, our long-term debt increased $2.2 billion, or 21%. The increase was due to the addition of a $1.0 billion long-term FHLB advance during the second quarter of 2014 and three senior note issuances totaling $1.5 billion during the first half of 2014. Specifically, during the first quarter we issued $250 million of 3-year floating rate senior notes and $600 million of 3-year fixed rate senior notes under our Global Bank Note program. Additionally, during the second quarter of 2014, we issued $650 million of 5-year fixed rate senior notes. These issuances allowed us to add to our wholesale funding at relatively low long-term borrowing rates. Partially offsetting these senior note issuances and the long-term FHLB advance during the first nine months of 2014 was the deconsolidation of $256 million of VIE debt in the second quarter in connection with the sale of RidgeWorth. See Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” for additional information.

Average long-term debt for the nine months ended September 30, 2014 increased $2.5 billion, or 26%, compared to the average for the nine months ended September 30, 2013. The increase was predominantly driven by the same factors as discussed above related to senior note issuances and the long-term FHLB advance. There have been no other material changes in our long-term debt, as described in our 2013 Annual Report on Form 10-K, since December 31, 2013.

CAPITAL RESOURCES
Our primary federal regulator, the Federal Reserve, measures capital adequacy within a framework that sets capital requirements relative to the risk profiles of individual banking companies. The guidelines risk weight assets and off-balance sheet risk exposures according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital includes primarily realized equity and qualified preferred instruments, less intangible assets such as goodwill and core deposit intangibles, and certain other regulatory deductions. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, ALLL up to a maximum of 1.25% of RWA, and 45% of unrealized gains on equity securities. Mark-to-market adjustments related to our estimated credit spreads for fair value debt and index-linked CDs are excluded from regulatory capital.
Both the Company and the Bank are subject to minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to requirements for the Tier 1 leverage ratio, which measures Tier 1 capital against average total assets less certain deductions, as calculated in accordance with regulatory guidelines. The minimum and well-capitalized leverage ratio thresholds are 3% and 5%, respectively.
Tier 1 common equity represents the portion of Tier 1 capital that is attributable to common shareholders. We calculate this together with the Tier 1 common equity ratio, using the methodology specified by our primary regulator. Our calculation of these measures may differ from those of other financial services companies that calculate similar metrics. On October 11, 2013, the Federal Reserve published final rules in the Federal Register related to required minimum capital ratios that take effect on January 1, 2015. These rules introduce a new metric, CET 1, for calculating Tier 1 capital attributable to common shareholders.
Basel III
The Federal Reserve published final rules implementing Basel III on October 11, 2013. The rules require banks subject to the standardized approach for RWA to meet revised minimum regulatory capital ratios beginning on January 1, 2015, and to begin transitioning to revised definitions of regulatory capital with accompanying revisions to capital adjustments and deductions. In particular, the final Basel III capital rules require the phase out of non-qualifying Tier 1 Capital instruments such as trust preferred securities. As such, over a two year period beginning on January 1, 2015, approximately $627 million in principal amount of Parent Company trust preferred and other hybrid capital securities currently outstanding will no longer qualify for Tier 1 capital treatment, but instead will only qualify for Tier 2 capital treatment. Accordingly, we anticipate that by January 1, 2016, all $627 million of our outstanding trust preferred securities will lose Tier 1 capital treatment, and will be reclassified as Tier 2 capital. We do not expect any impact to our total capital ratio as a result of this reclassification.
Beginning January 1, 2016, these rules introduce a capital conservation buffer of 2.5% of RWA that is effectively layered on top of the minimum capital risk-based ratios, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums.
The final rules specify a number of minimum capital requirements, including a CET 1 ratio of 4.5%; Tier 1 Capital ratio of 6%; Total Capital ratio of 8%; and a Leverage ratio of 4%. At September 30, 2014, our estimated CET 1 ratio on a fully phased-in basis, based on our current interpretations of the Final Rule, was 9.75%. This is in excess of the 4.5% and 7.0% minimum and minimum plus a fully phased-in capital conservation buffer, respectively. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.

Regulatory Capital Ratios		Table 15
(Dollars in millions)	September 30, 2014	December 31, 2013
Tier 1 capital	$16,865	$16,073
Total capital	19,712	19,052
RWA	159,984	148,746
Average total assets for leverage ratio	177,329	167,848
Tier 1 common equity:
Tier 1 capital	$16,865	$16,073
Less:
Qualifying trust preferred securities	627	627
Preferred stock	725	725
Minority interest	103	119
Tier 1 common equity	$15,410	$14,602
Risk-based ratios:
Tier 1 common equity [1]	9.63%	9.82%
Tier 1 capital	10.54	10.81
Total capital	12.32	12.81
Tier 1 leverage ratio	9.51	9.58
Total shareholders’ equity to assets	11.92	12.22
1 At September 30, 2014, our Basel III CET 1 ratio as calculated under the final Basel III capital rules was estimated to be 9.75%. See the "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures" section in this MD&A for a reconciliation of the current Basel I ratio to the estimated Basel III ratio.
At September 30, 2014, our capital ratios were well above current regulatory requirements. Tier 1 capital ratios decreased slightly during 2014 driven by an increase in our RWA from December 31, 2013, primarily the result of loan growth and an increase in off-balance sheet lending commitments, partially offset by an increase in retained earnings.
During the nine months ended September 30, 2014, we declared and paid common dividends totaling $266 million, or $0.50 per common share, compared with $134 million, or $0.25 per common share during the nine months ended September 30, 2013. Additionally, we declared and paid $28 million of preferred dividends during the nine months ended September 30, 2014 and 2013.
Various regulations administered by federal and state bank regulatory authorities restrict the Bank's ability to distribute its retained earnings. At September 30, 2014 and December 31, 2013, the Bank's capacity to pay cash dividends to the Parent Company under these regulations totaled approximately $2.7 billion and $2.6 billion, respectively.
During the first quarter of 2014, we announced capital plans in response to the Federal Reserve's review of and non-objection to our capital plan in conjunction with the 2014 CCAR. Our capital plan contemplates the repurchase of common stock, an increase in the common stock dividend, and maintaining the current level of preferred stock dividends. To this end, the Board approved the repurchase of up to $450 million of our outstanding common stock between the second quarter of 2014 and the first quarter of 2015, as well as an increase of the quarterly common stock dividend to $0.20 per common share, which reflects an increase from $0.10 per common share.
During the second quarter, the Federal Reserve issued new industry guidance that limits a bank holding company’s ability to make capital distributions to the extent that its actual capital issuances, including employee share-based compensation, are less than the amount indicated in its submitted capital plan. Given this new guidance and our forecast for employee-related share-based compensation, our planned share repurchases through the first quarter of 2015 will be approximately $50 million lower than the $450 million maximum in our 2014 capital plan. The drivers of the lower than planned capital issuance include changes in employee option exercises relative to forecast and a valuation adjustment to our noncontrolling interest in RidgeWorth. The net share dilution impact from this change is immaterial.
During the first quarter of 2014, we repurchased $50 million of our outstanding common stock, which completed our authorized share repurchases in conjunction with the 2013 capital plan. During the second and third quarters we repurchased $168 million of our outstanding common stock in conjunction with the 2014 capital plan. We currently expect to repurchase approximately $230 million of additional common stock over the next two quarters.
During the third quarter we recorded a $130 million tax benefit as a result of the completion of a tax authority examination. The Federal Reserve did not object to us utilizing this gain to repurchase additional common stock and as a result, we repurchased an additional $130 million of common stock during the quarter. The purchase of this additional common stock was incremental to the existing availability previously noted under our 2014 capital plan. See additional discussion of the realized tax benefit in the "Provision for Income Taxes" section of this MD&A.
In November 2014, we issued depositary shares representing ownership interest in 5,000 shares of Perpetual Preferred Stock, Series F, with no par value and $100,000 liquidation preference per share (the "Series F Preferred Stock"). As a result of this issuance, we expect to receive net proceeds of approximately $495 million after the underwriting discount, but before expenses, and intend to use the net proceeds for general corporate purposes. The Series F Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company to redeem, repurchase, or retire the shares. Dividends for the shares are noncumulative and, if declared, will be payable semi-annually beginning on June 15, 2015 through December 15, 2019 at a rate per annum of 5.625%, and payable quarterly beginning on March 15, 2020 at a rate per annum equal to the three-month LIBOR plus 3.86%. By its terms, we may redeem the Series F Preferred Stock on any dividend payment date occurring on or after December 15, 2019 or at any time within 90 days following a regulatory capital event, at a redemption price of $1,000 per depositary share plus any declared and unpaid dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our 2013 Annual Report on Form 10-K, except as noted below.

We performed our annual goodwill impairment test at September 30, 2014 consistent with the applicable policy as discussed below. At September 30, 2014, our reporting units with goodwill balances were Consumer Banking and Private Wealth Management and Wholesale Banking. In May 2014, we sold RidgeWorth Capital Management, resulting in removal of the goodwill asset associated with that reporting unit. Our goodwill impairment test at September 30, 2014 resulted in an increase in the percentage of the fair value in excess of the carrying value for the Consumer Banking and Private Wealth Management reporting unit and a slight decrease in the fair value excess related to the Wholesale Banking reporting unit compared to the 2013 test results.
We review the goodwill of each reporting unit for impairment on an annual basis at September 30, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, the fair value of tangible assets and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, supplemental information is considered based on observable multiples from guideline companies.
The carrying value of a reporting unit is determined by allocating the total equity of the Company to each of its reporting units based on an equal weighting of an approach based on regulatory risk-based capital and an approach based on tangible equity relative to tangible assets. A portion of the Company’s equity is assigned to the Corporate Other operating segment, which is attributed to the corporate assets and liabilities assigned to that segment that do not relate to the operations of any reporting unit. If the equity in excess of regulatory capital requirements assigned to the Corporate Other operating segment was assigned to either the Consumer Banking and Private Wealth Management or Wholesale Banking reporting unit, the fair value for each of those reporting units would have remained in excess of its respective carrying value.
Based on our annual impairment analysis of goodwill at September 30, 2014, we determined for the following reporting units that the fair value is in excess of the respective reporting unit's carrying value by the following percentages:

Consumer Banking and Private Wealth Management	68%
Wholesale Banking	13%
Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3.4% at September 30, 2014 and September 30, 2013, based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.
Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. In the annual analysis at September 30, 2014, the discount rates for the Consumer Banking and Private Wealth Management and Wholesale Banking reporting units were approximately 12% and 11%, respectively. In the annual analysis at September 30, 2013, the discount rates for both Consumer Banking and Private Wealth Management and Wholesale Banking were 13%.
The estimated fair value of each reporting unit is derived from the valuation techniques described above. The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.
Economic and market conditions can vary significantly which may cause increased volatility in a company's stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant's estimate of entity-specific value measured over a reasonable period of time. As a result, the use of market capitalization is a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplement the market capitalization information with other observable market information that provides benchmark valuation multiples from guideline companies.
The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit's carrying value of equity could change based on market conditions and the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value.

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

Market Risk Management
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and MVE to adverse movements in interest rates, is our primary market risk and mainly arises from the structure of our balance sheet. Variable rate loans, prior to any hedging related actions, are approximately 59% of total loans and after giving consideration to hedging related actions, are approximately 42% of total loans. Approximately 5% of our variable rate loans have coupon rates that are equal to a contractually specified interest rate floor. In addition to interest rate risk, we are also exposed to market risk in our trading instruments carried at fair value. Our ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk.
Market Risk from Non-Trading Activities
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the nine months ended September 30, 2014.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income at risk and MVE at risk. These measures show that our interest rate risk profile is modestly asset sensitive at September 30, 2014.
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
A positive net interest income sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based income will increase more quickly than liability based expense due to balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities will increase.
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

Net Interest Income Asset Sensitivity		Table 16

	Estimated % Change in Net Interest Income Over 12 Months[1]
(Basis points)	September 30, 2014	December 31, 2013
Rate Change
+200	7.4%	1.8%
+100	3.9%	1.0%
-25	(1.0)%	(0.8)%
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

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation horizon. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At September 30, 2014, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Market Value of Equity Sensitivity		Table 17

	Estimated % Change in MVE
(Basis points)	September 30, 2014	December 31, 2013
Rate Change
+200	(5.1)%	(8.0)%
+100	(2.0)%	(3.8)%
-25	0.2%	0.8%

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

Market Risk from Trading Activities
Under established policies and procedures, we manage market risk associated with trading activities using a VAR approach that takes into account exposures resulting from interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR results are monitored daily for each trading portfolio against established limits. For risk management purposes, our VAR calculation is based on a historical simulation and measures the potential trading losses using a one-day holding period at a one-tail, 99% confidence level. This means that, on average, trading losses are expected to exceed VAR one out of 100 trading days or two to three times per year. While VAR can be a useful risk management tool, it does have inherent limitations including the assumption that past market behavior is indicative of future market performance. As such, VAR is only one of several tools used to manage trading risk. Other tools used to actively manage trading risk include scenario analysis, stress testing, profit and loss attribution, and stop loss limits.
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

The following table presents VAR and Stressed VAR for the three and nine months ended September 30, as well as VAR by Risk Factor at September 30, 2014 and December 31, 2013:

Value at Risk Profile				Table 18

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
VAR (1-day holding period)
Ending	$1	$3	$1	$3
High	2	5	3	8
Low	1	3	1	3
Average	2	5	2	5

Stressed VAR (10-day holding period)
Ending	$73	$30	$73	$30
High	77	33	77	92
Low	35	18	18	12
Average	60	24	40	28

(Dollars in millions)			September 30, 2014	December 31, 2013
VAR by Risk Factor (1-day holding period)
Commodity price risk			$—	$—
Equity risk			1	2
Foreign exchange rate risk			—	—
Interest rate risk			1	2
Credit spread risk			2	2
VAR (1-day diversified) total			1	3

The trading portfolio, measured in terms of VAR, is predominantly comprised of four material sub-portfolios of covered positions: Credit Trading, Fixed Income Securities, Interest Rate Derivatives, and Equity Derivatives. While there were no material changes in composition of the trading portfolio during the first nine months of 2014, there was a reduction in average daily VAR during both the three and nine months ended September 30, 2014 compared to the same periods in 2013. This was driven primarily by lower levels of volatility in the historical one-year look-back period over the respective reporting periods. Daily VAR decreased to $1 million at September 30, 2014 compared to $3 million at September 30, 2013 due also to lower levels of historical volatility, as well as from some risk reducing activities primarily in our equity derivatives business. The trading portfolio of covered positions did not contain any correlation trading positions or on- or off-balance sheet securitization positions during the first nine months of 2014.

In accordance with the Market Risk Rule, we evaluate the accuracy of our VAR model through daily backtesting by comparing daily trading gains and losses (excluding fees, commissions, reserves, net interest income, and intraday trading) with the corresponding daily VAR-based measures. As illustrated below for the twelve months ended September 30, 2014, there were no instances where trading losses exceeded firmwide VAR.
We have valuation policies, procedures, and methodologies for all covered positions. Additionally, reporting of trading positions is in accordance with U.S. GAAP and is subject to independent price verification. See Note 12, "Derivative Financial Instruments" and Note 14, "Fair Value Election and Measurement" to the Consolidated Financial Statements in this Form 10-Q, and "Critical Accounting Policies" in our 2013 Annual Report on Form 10-K for discussion of valuation policies, procedures, and methodologies.

Model risk management: Our model risk management approach for validating and evaluating the accuracy of internal and vended models and associated processes includes developmental and implementation testing and on-going monitoring and maintenance performed by the various model developers in conjunction with model owners. Our MRMG is responsible for the independent model validation for the VAR and stressed VAR models. The validation typically includes evaluation of all model documentation, as well as model monitoring and maintenance plans. In addition, the MRMG performs its own testing. Due to ongoing developments in financial markets, evolution in modeling approaches, and for purposes of model enhancement, we assess the performance of all VAR models regularly through the model monitoring and maintenance process. During the third quarter of 2014, as part of our ongoing model monitoring and maintenance, we enhanced the granularity of the credit curves used in our VAR and Stressed VAR models by adding more tenors and industry sectors.

Stress testing: We use a comprehensive range of stress testing techniques to help monitor risks across trading desks and to augment standard daily VAR reporting. The stress testing framework is designed to quantify the impact of rare and extreme historical but plausible stress scenarios that could lead to large unexpected losses. In addition to performing firmwide stress testing of our aggregate trading portfolio, additional types of secondary stress tests including historical repeats and simulations using hypothetical risk factor shocks are also performed. Across our comprehensive stress testing framework, all trading positions across each applicable market risk category (interest rate risk, equity risk, foreign exchange rate risk, credit spread risk, and commodity price risk) are included. We review stress testing scenarios on an ongoing basis and make updates as necessary to ensure that both current and potential emerging risks are appropriately captured.

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

Management and Reporting Framework. We base our governance structure on and mitigate liquidity risk using three lines of defense. Our Corporate Treasury department constitutes the first line of defense, managing consolidated liquidity risks we incur in the course of our business. Under the oversight of the ALCO, Corporate Treasury thereby assumes responsibility for identifying, measuring, monitoring, reporting, and managing our liquidity risks. In so doing, Corporate Treasury develops and implements short- and long-term liquidity management strategies, funding plans and liquidity stress tests. Corporate Treasury primarily monitors and manages liquidity risk at the Parent Company and Bank levels as the non-bank subsidiaries are relatively small and these subsidiaries ultimately rely upon the Parent Company as a source of liquidity in adverse environments. However, Corporate Treasury also monitors liquidity developments in and maintains a regular dialogue with other legal entities within SunTrust.

Our MRM group constitutes our second line of defense in liquidity risk management. MRM conducts independent oversight and governance of liquidity risk management activities. For example, MRM works with Corporate Treasury to ensure our liquidity risk management practices conform to applicable laws and regulations and evaluates key assumptions incorporated in our contingency funding scenarios.

Our internal audit function provides a third line of defense in liquidity risk management. The role of internal audit is to provide assurance through an independent assessment of the adequacy of internal controls in the first two lines of defense. These controls consist of procedural documentation, approval processes, reconciliations, and other mechanisms employed by the first two lines of defense in ensuring that liquidity risk is consistent with applicable policies, procedures, laws, and regulations.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. The Bank and the Parent Company borrow in the money markets using instruments such as Fed funds, Eurodollars, and CP. At September 30, 2014, the Parent Company had no CP outstanding and the Bank retained a material cash position in its Federal Reserve account. The Parent Company also retains a material cash position, in accordance with our policies and risk limits, discussed in greater detail below.

We assess liquidity needs that may occur in both the normal course of business and times of unusual adverse events, considering both on and off-balance sheet arrangements and commitments that may impact liquidity in certain business environments. We have contingency funding scenarios and plans that assess liquidity needs that may arise from certain stress events such as severe economic recessions, financial market disruptions, and credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our ALLL, the level and stability of our earnings, the liquidity profile of both the Bank and the Parent Company, the economic environment, and the adequacy of our capital base. As illustrated in Table 19 below, at September 30, 2014, both S&P and Fitch maintained a "Positive" outlook on our credit ratings based on our improving overall risk profile and asset quality, solid liquidity profile, and sound capital position, while Moody’s maintained a “Stable” outlook on our credit ratings. Future credit rating downgrades are possible, although not currently anticipated given the "Positive" and “Stable” credit rating outlooks.

Debt Credit Ratings and Outlook				Table 19
September 30, 2014 [1,2]
	Moody’s	S&P		Fitch [2]
SunTrust Banks, Inc.
Short-term	P-2	A-2		F2
Senior long-term	Baa1	BBB+	[1]	BBB+
SunTrust Bank
Short-term	P-2	A-2		F2
Senior long-term	A3	A-	[1]	BBB+
Outlook	Stable	Stable	[1]	Positive
1 On October 15, 2014, S&P announced that it had upgraded the senior long-term credit rating of the Parent Company to "BBB+" from "BBB" and the Bank to "A-" from "BBB+", while affirming the short-term credit ratings at "A-2" for both the Parent Company and the Bank, coupled with a "Stable" outlook. The credit ratings in the table above reflect these updates.
2 On October 7, 2014, Fitch announced that it had affirmed the credit ratings and "Positive" outlook of the Bank and the Parent Company.

Although the Bank’s investment portfolio is a use of funds, we manage that investment portfolio primarily as a store of liquidity, maintaining the super-majority (approximately 95%) of our securities in liquid and high-grade asset classes such as agency MBS, agency debt, and U.S. Treasury securities; nearly all of those liquid, high-grade securities qualify as Level 1 or Level 2 high-quality liquid assets under the proposed rule to implement the LCR for U.S. banks. At September 30, 2014, the Bank’s AFS investment portfolio contained $16.4 billion of unencumbered securities at book value.

Sources of Funds. Our primary source of funds is a large, stable retail deposit base. Core deposits, predominantly made up of consumer and commercial deposits originated primarily from our retail branch network, are our largest and most cost-effective source of funding. Core deposits increased to $135.1 billion at September 30, 2014, from $127.7 billion at December 31, 2013.
We also maintain access to diversified sources for both secured and unsecured wholesale funding. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable CDs, offshore deposits, FHLB advances, Global Bank Notes, and CP. Aggregate wholesale funding increased to $19.7 billion at September 30, 2014 from $17.3 billion at December 31, 2013. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits as well as Fed funds purchased, decreased to $4.7 billion at September 30, 2014 from $4.9 billion at December 31, 2013.

As mentioned above, the Bank and Parent Company maintain programs to access the debt capital markets. The Parent Company maintains an SEC shelf registration from which it may issue senior or subordinated notes and various capital securities such as common or preferred stock. Our Board has authorized the issuance of up to $5.0 billion of such securities, of which approximately $2.9 billion of issuance capacity remained available at September 30, 2014.

The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. At September 30, 2014, the Bank retained $35.4 billion of remaining capacity to issue notes under the Global Bank Note program.

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

The following table presents period end and average balances from these four sources for the first nine months of 2014 and 2013. We believe these contingency liquidity sources exceed any contingent liquidity needs measured in our contingency funding scenarios.

Contingency Liquidity Sources				Table 20
	September 30, 2014		September 30, 2013
(Dollars in billions)	As of	Average for the Nine Months Ended ¹	As of	Average for the Nine Months Ended ¹
Excess reserves	$5.2	$3.2	$—	$1.2
Free and liquid investment portfolio securities [2]	16.4	11.9	11.4	12.0
FHLB borrowing capacity	12.7	14.3	13.2	13.3
Discount Window borrowing capacity	18.0	19.5	19.9	19.1
Total	$52.3	$48.9	$44.5	$45.6
1 Average based upon month-end data, except excess reserves, which is based upon a daily average.
2 Includes $421 million and $266 million of FHLB of Atlanta stock, respectively, and $402 million of Federal Reserve Bank stock at September 30, 2014 and 2013.

Parent Company Liquidity. Our primary measure of Parent Company liquidity is the length of time the Parent Company can meet its existing and certain forecasted obligations using its cash resources. We measure and manage this metric, "Months to Required Funding," using forecasts of both normal and adverse conditions. Under adverse conditions, we measure how long the Parent Company can meet its capital and debt service obligations after experiencing material attrition of short-term, unsecured funding and without the support of dividends from the Bank or access to the capital markets. At September 30, 2014, the Parent's Months to Required Funding remained well in excess of current ALCO and Board limits. The BRC regularly reviews this and other liquidity risk metrics. In accordance with these risk limits established by ALCO and the Board, we manage the Parent Company’s liquidity by structuring its net maturity schedule to minimize the amount of debt maturing within a short period of time. No Parent Company debt matured during 2013 and no material Parent Company debt is scheduled to mature in 2014 or 2015. A majority of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of issuances of our capital securities and long-term senior and subordinated notes.

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

Other Liquidity Considerations. In September 2014, the Federal Reserve published final rules with respect to LCR requirements. The LCR will require banks to hold unencumbered high quality, liquid assets sufficient to withstand projected cash outflows under a prescribed liquidity stress scenario. These new liquidity rules will be phased in as regulatory requirements and will require that we maintain a LCR above 90% beginning January 1, 2016 and 100% beginning January 1, 2017. We expect to meet or exceed LCR requirements within the regulatory timelines. At September 30, 2014, our LCR was already above the January 1, 2016 requirement of 90%.

In 2011, the Federal Reserve published proposed measures to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms, pursuant to Sections 165 and 166 of the Dodd-Frank Act. In February 2014, the Federal Reserve approved final rules to implement these “enhanced prudential standards” under Regulation YY. These regulations include largely qualitative liquidity risk management practices, including internal liquidity stress testing. We believe that our liquidity risk management and stress testing practices will meet or exceed these new standards prior to the effective date of January 1, 2016.

As presented below, we had an aggregate potential obligation of $73.1 billion to our clients in unused lines of credit at September 30, 2014. Commitments to extend credit are arrangements to lend to clients who have complied with predetermined contractual obligations. We also had $3.2 billion in letters of credit at September 30, 2014, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $1.3 billion of these letters supported variable rate demand obligations at September 30, 2014. Unused commercial lines of credit have increased since December 31, 2013, as we continued to provide credit availability to our clients.

Unfunded Lending Commitments		Table 21
(Dollars in millions)	September 30, 2014	December 31, 2013
Unused lines of credit:
Commercial	$49,742	$43,444
Mortgage commitments [1]	3,374	2,722
Home equity lines	10,888	11,157
CRE	3,001	2,078
Credit card	6,085	4,708
Total unused lines of credit	$73,090	$64,109
Letters of credit:
Financial standby	$3,143	$3,256
Performance standby	67	57
Commercial	37	28
Total letters of credit	$3,247	$3,341
1 Includes IRLC contracts with notional balances of $2.5 billion and $1.8 billion at September 30, 2014 and December 31, 2013, respectively.

Other Market Risk
Except as discussed below, there have been no other significant changes to other market risk as described in our 2013 Annual Report on Form 10-K.
MSRs are carried at fair value, with a balance of $1.3 billion at September 30, 2014 and December 31, 2013. They are managed within established risk limits and are monitored as part of various governance processes. We originated MSRs with fair values at the time of origination of $68 million and $137 million for the three and nine months ended September 30, 2014, respectively, and $99 million and $302 million for the three and nine months ended September 30, 2013, respectively. Additionally, we purchased servicing rights valued at approximately $33 million and $109 million during the three and nine months ended September 30, 2014, respectively. We recognized mark-to-market decreases of $54 million and $240 million in the fair value of our MSRs for the three and nine months ended September 30, 2014, respectively, and a decrease of $50 million and an increase of $48 million in the fair value of our MSRs for the three and nine months ended September 30, 2013, respectively. Increases or decreases in fair value include the decay resulting from the realization of expected monthly net servicing cash flows. We recorded $37 million and $99 million of net losses during the three and nine months ended September 30, 2014, respectively, and $75 million and $190 million of net losses during the three and nine months ended September 30, 2013, respectively, inclusive of decay and related hedges. The decrease in net losses related to MSRs during the first nine months of 2014 compared to the same period in 2013 was driven by lower decay, which was a result of a decline in refinance activity due to higher mortgage interest rates.

OFF-BALANCE SHEET ARRANGEMENTS
See discussion of off-balance sheet arrangements in Note 8, “Certain Transfers of Financial Assets and Variable Interest Entities,” and Note 13, “Guarantees,” to the Consolidated Financial Statements in this Form 10-Q.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. At September 30, 2014, purchase obligations were $484 million, an increase of 25% from December 31, 2013, due to an increase in commitments to two existing suppliers, as well a new agreement that took effect during the second quarter of 2014. Additionally, at September 30, 2014, time deposits were $11.2 billion and brokered time deposits were $1.2 billion, a decrease of $1.9 billion, or 14%, and $844 million, or 42%, from December 31, 2013, respectively. The decrease in time deposits was largely due to the maturity of CDs during the second and third quarters. The decrease in brokered time deposits was due to the maturity of index-linked CDs during the second and third quarters. Except for the changes noted within the “Borrowings" section of this MD&A, there have been no other material changes in our Contractual Commitments as described in our 2013 Annual Report on Form 10-K.

BUSINESS SEGMENTS
The following table presents net income/(loss) for our reportable business segments:

Net Income/(Loss) by Segment				Table 22
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$191	$200	$506	$481
Wholesale Banking	229	163	651	570
Mortgage Banking	43	(389)	(23)	(463)

Corporate Other	181	265	380	429
Reconciling Items [1]	(68)	(50)	(134)	(99)
Total Corporate Other	113	215	246	330
Consolidated net income	$576	$189	$1,380	$918
1 Includes differences between net income/(loss) reported for each business segment using management accounting practices and U.S. GAAP. Prior period information has been restated to reflect changes in internal reporting methodology and inter-segment transfers. See additional information in Note 16, "Business Segment Reporting," to the Consolidated Financial Statements in this Form 10-Q.

The following table presents average loans and average deposits for our reportable business segments:

Average Loans and Deposits by Segment				Table 23
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$41,893	$40,529	$86,468	$84,159
Wholesale Banking	63,552	54,185	43,144	39,269
Mortgage Banking	25,262	27,920	2,664	3,247
Corporate Other	40	38	(81)	(57)

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in millions)	2014	2013	2014	2013
Consumer Banking and Private Wealth Management	$41,553	$40,360	$85,456	$84,447
Wholesale Banking	61,307	53,413	42,750	39,030
Mortgage Banking	27,106	27,830	2,260	3,501
Corporate Other	44	46	(97)	(31)
See Note 16, “Business Segment Reporting,” to the Consolidated Financial Statements in this Form 10-Q for discussion of our segment structure, basis of presentation, and internal management reporting methodologies, including the reclassification of RidgeWorth results from the Wholesale Banking segment to Corporate Other.

BUSINESS SEGMENT RESULTS

Nine Months Ended September 30, 2014 vs. 2013

Consumer Banking and Private Wealth Management
Consumer Banking and Private Wealth Management reported net income of $506 million for the nine months ended September 30, 2014, an increase of $25 million, or 5%, compared to the same period in 2013. The increase in net income was primarily driven by continued improvement in credit quality resulting in lower credit losses and an increase in noninterest income, which in aggregate more than offset a 4% increase in expenses.

Net interest income was $2.0 billion, an increase of $18 million compared to the same period in 2013 driven by increased average asset and deposit balances, partially offset by lower spreads. The $1.2 billion, or 3%, increase in average loans was driven by growth in consumer loans, which more than offset home equity line paydowns and a decrease in CRE loans. As a result of the continued improving credit environment, nonaccrual loans have also decreased. The $1.0 billion increase in average deposits was driven by increases across all account categories except time deposits, which decreased $2.0 billion driven by maturing higher rate time deposits.

Provision for credit losses was $135 million, a decrease of $66 million, or 33%, compared to the same period in 2013. The decrease was driven by declines in net charge-offs of $58 million in home equity lines, $25 million in commercial loans, $13 million in consumer direct installment loans, and $12 million in consumer mortgage loans, partially offset by a lower credit for allocated provision expense.

Total noninterest income was $1.1 billion, an increase of $37 million, or 3%, compared to the same period in 2013, driven by an increase in trust and investment management, retail investment services and card services income, partially offset by a decrease in service charges on deposits.

Total noninterest expense was $2.2 billion, an increase of $82 million, or 4%, compared to the same period in 2013. This increase was driven by staff expenses related to investment in revenue generating positions, primarily in wealth management-related businesses to help fulfill more of our clients’ wealth and investment management needs. Additionally, higher operating losses and corporate overhead were partially offset by a decrease in other operating expenses.

Wholesale Banking
Wholesale Banking reported net income of $651 million for the nine months ended September 30, 2014, an increase of $81 million, or 14%, compared to the same period in 2013. The increase in net income was attributable to an increase in net interest income and noninterest income, and a decrease in provision for credit losses, partially offset by an increase in noninterest expense.
Net interest income was $1.3 billion, an $81 million, or 6%, increase compared to the same period in 2013, driven by increases in average loan and deposit balances. Net interest income related to loans increased, as average loan balances grew $7.9 billion, or 15%, led by C&I, CRE, and tax-exempt loans. Net interest income related to client deposits increased as average deposit balances grew $3.7 billion, or 10%, compared to the same period in 2013. Lower cost demand deposits increased $1.9 billion or 10%, and average combined interest-bearing transaction accounts and money market accounts increased $2.0 billion, or 11%, while average CD balances declined approximately $130 million.
Provision for credit losses was $39 million, a decrease of $81 million, or 68%, from the same period in 2013. The decline reflects the continued improvement in overall Wholesale Banking credit quality and a $47 million decline in net charge-offs.
Total noninterest income was $827 million, an increase of $32 million, or 4%, from the same period in 2013, attributable to higher investment banking and trading income, in addition to higher structured real estate gains. These increases in income more than offset a decline in affordable housing partnership revenue driven by the sale of certain affordable housing properties and impairment charges related to aircraft leases.
Total noninterest expense was $1.2 billion, an increase of $83 million, or 8%, compared to the same period in 2013. The increase was primarily due to an increase in employee compensation as we continue to invest in talent to better meet our clients’ needs and augment our capabilities, along with a reduction to incentive compensation accruals in the first quarter of 2013. Other expenses increased due to our strategic decision to sell certain legacy investments in Affordable Housing partnerships in the first quarter of 2014 that resulted in a net $28 million impairment charge during 2014. These increases in expense were partially offset by a decrease in operating losses driven by a $32 million settlement of legal matters during the third quarter of 2013.

Mortgage Banking
Mortgage Banking reported a net loss of $23 million for the nine months ended September 30, 2014, compared to a net loss of $463 million for the same period in 2013. Excluding the second quarter Form 8-K and other legacy mortgage-related items of $179 million (pre-tax), net income would have been $91 million for the nine months ended September 30, 2014. See Table 1, "Selected Quarterly Financial Data and Reconcilement of Non-U.S. GAAP Measures," and the "Executive Overview" in this MD&A where Form 8-K and other legacy mortgage-related items are described.

Net interest income was $422 million, an increase of $13 million, or 3%, predominantly due to higher net interest income on loans, partially offset by lower net interest income on LHFS and deposits. Net interest income on loans increased $38 million mainly due to increased loan spreads and was partially offset by a $13 million decline in income on average deposits as higher spreads were offset by a $1.2 billion, or 35%, decline in average total deposit balances. Additionally, net interest income on LHFS decreased $12 million compared to the same period in 2013, due to a $1.1 billion, or 36%, decrease in average balances driven by lower production volume during 2014, which was partially offset by higher spreads.

Provision for credit losses was $94 million, a decrease of $39 million, or 29%, compared to the same period in 2013. The improvement was largely attributable to improved credit quality.

Total noninterest income was $350 million, an increase of $22 million, or 7%, compared to the same period in 2013. The increase was predominantly driven by higher mortgage servicing and other income, partially offset by lower mortgage production income. Mortgage servicing income of $143 million increased $93 million, driven by lower decay and higher servicing fees. Total loans serviced were $135.8 billion at September 30, 2014 compared with $139.7 billion at September 30, 2013, down 3%. Mortgage loan production income decreased $142 million due to a decline in gain on sale margin and lower production-related fee income, partially offset by a $90 million decline in the mortgage repurchase provision. The mortgage repurchase provision in the third quarter of 2013 included $63 million related to the settlement of certain repurchase claims with the GSEs. Loan originations were $11.7 billion for the nine months ended September 30, 2014, compared to $25.9 billion for the same period of the prior year, a decrease of $14.2 billion, or 55%. Other income of $65 million increased $72 million, predominantly driven by gains on the sale of $2.0 billion of government-guaranteed mortgages that were transferred to LHFS during the second quarter of 2014 and subsequently sold during the third quarter of 2014, as well as gains on government-guaranteed loans that were sold in the second quarter of 2014.

Total noninterest expense was $717 million, a decline of $531 million, or 43%, compared to the same period in 2013. Operating losses decreased $313 million due to a $291 million charge to settle specific mortgage-related legal matters and collection services declined due to a $96 million charge related to the increase in our allowance for servicing advances, both recognized in the third quarter of 2013. These 2013 charges were partially offset by $179 million of expenses for mortgage-related legal matters during the second quarter of 2014; specifically HAMP-related charges net of the impact of the progression of other legal-related matters during 2014. Total staff expense declined $111 million driven by lower staffing levels reflecting the decline in closed loan volumes and on-going efforts to improve productivity. In addition, lower mortgage production volumes resulted in declines in outside processing cost of $32 million and credit services of $20 million. Additionally, total allocated expense decreased $42 million during 2014.

Corporate Other
Corporate Other net income for the nine months ended September 30, 2014 was $380 million, a decrease of $49 million, or 11%, compared to the same period in 2013. The decrease in income was primarily due to higher noninterest expenses and a decline in net interest income partially offset by higher noninterest income primarily driven by the gain on sale of RidgeWorth. Additionally, net income declined due to a reduction in the amount of tax benefits resulting from the recognition of discrete items during 2014.

Net interest income was $220 million, a decrease of $20 million, or 8%, compared to the same period in 2013. The decrease was primarily due to a $13 million decline in commercial loan related swap income. Additionally, average long-term debt increased by $2.4 billion, or 28%, and average short-term borrowings increased by $1.9 billion, or 50%, compared to the same period of 2013 due to balance sheet management activities.

Total noninterest income was $222 million, an increase of $43 million, or 24% compared to the same period in 2013. The increase was primarily due to a $105 million gain on sale of RidgeWorth during the second quarter of 2014, partially offset by foregone RidgeWorth trust and investment management income and a $13 million increase in losses on the sale of AFS securities driven by a repositioning of the AFS portfolio during 2014 compared to the same period in 2013.

Total noninterest expense was $91 million, an increase of $33 million compared to the same period in 2013. The increase was mainly due to higher severance cost and incentive compensation related to business performance, higher debt issuance costs, and the lower recovery of allocated internal costs. Additionally, operating losses increased driven by the reversal of a loss accrual during 2013. These increases were partially offset by a reduction in expenses due to sale of RidgeWorth.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Enterprise Risk Management” section of the MD&A in this Form 10-Q, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) at September 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has begun implementation of the new Internal Control - Integrated Framework, issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The Company will complete this implementation prior to the compliance deadline of December 2014.

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
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:

				Table 24
	Common Stock [1]
	Total number of shares purchased [2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ in millions)
January 1 - 31	1,354,345	$36.92	1,354,345	$—
February 1 - 28	—	—	—	—
March 1 - 31	17,940	37.36	—	—
Total during first quarter of 2014	1,372,285	36.92	1,354,345	—

April 1 - 30	2,009,900	39.76	2,009,900	370
May 1 - 31	79,000	37.96	79,000	367
June 1 - 30	—	—	—	367
Total during second quarter of 2014	2,088,900	39.69	2,088,900	367

July 1 - 31	1,872,900	40.04	1,872,900	292
August 1 - 31	263,200	37.99	263,200	282
September 1 - 30 [3]	3,344,700	38.87	—	282
Total during third quarter of 2014	5,480,800	39.23	2,136,100	282
Total year-to-date 2014	8,941,985	$38.98	5,579,345	$282

1 On March 14, 2013, the Company announced that its Board had authorized the repurchase of up to $200 million in shares of the Company's common stock. This authorization expires December 31, 2016. However, any share repurchase is subject to the approval of the Company's primary banking regulator as part of the annual capital planning and stress testing process, and therefore, this authority effectively expired on March 31, 2014. During the first quarter of 2014, the Company completed the repurchase of authorized shares as approved by the Board and the Federal Reserve in conjunction with the 2013 capital plan.
On March 26, 2014, the Company announced that the Federal Reserve had no objections to the repurchase of up to $450 million of the Company's outstanding common stock to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR. The repurchases are limited to the extent that the Company's issuances of capital stock, including employee share-based compensation, are less than the amount indicated in the 2014 CCAR capital plan. During the second and third quarter of 2014, the Company repurchased approximately $168 million of its outstanding common stock at market value as part of this publicly announced plan. The Company expects to repurchase an additional $230 million of outstanding common stock through the end of the first quarter of 2015.
2 Includes shares repurchased pursuant to SunTrust's employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust's employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. During the third quarter of 2014, no shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans.
3 During September 2014, the Company repurchased $130 million of its outstanding common stock at market value upon receiving a non-objection from the Federal Reserve. This repurchase was incremental to the Company's March 26, 2014 announced repurchase of up to $450 million of the Company's outstanding common stock to be completed between April 1, 2014 and March 31, 2015, as part of the Company's capital plan submitted in connection with the 2014 CCAR.
At September 30, 2014, the Company had authority from its Board to repurchase all of the 13.9 million outstanding stock purchase warrants. However, any such repurchase would be subject to the prior approval of the Federal Reserve.
SunTrust did not repurchase any shares of its Series A Preferred Stock Depositary Shares, Series B Preferred Stock, Series E Preferred Stock Depositary Shares, or warrants to purchase common stock during the first nine months of 2014, and there was no unused Board authority to repurchase any shares of Series A Preferred Stock Depositary Shares, Series B Preferred Stock, or the Series E Preferred Stock Depositary Shares.

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

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther, Senior Vice President and Director of Corporate Finance and Controller (on behalf of the Registrant and as Principal Accounting Officer)
Date: November 7, 2014.